Form 10-K
period 1996-03-31
ALKERMES INC
filed 1996-07-01
CIK 874663

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended March 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________to _________

Commission file number 0-19267


                                ALKERMES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Pennsylvania                             23-2472830
        -------------------                     -----------------
     State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization

     64 Sidney Street, Cambridge, MA                       02139-4234
  -----------------------------------------          ---------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (617) 494-0171
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $.01 per share ("Common Stock")

                        1994 Class A Warrants to purchase shares of Common Stock

                        Class A 1992 Warrants to purchase shares of Common Stock

                        Class A 1995 Warrants to purchase shares of Common Stock

                        Class B 1992 Warrant to purchase shares of Common Stock

                        Class B 1995 Warrant to purchase shares of Common Stock

                        Incentive Warrant to purchase shares of Common Stock

                        Affiliate Warrant to purchase shares of Common Stock
                        ----------------------------------------------------
                                              (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Based upon the last sale price of the Registrant's Common Stock on June 7, 1996, the aggregate market value of the 16,533,492 outstanding shares of voting stock held by non-affiliates of the Registrant was $150,868,115.

     As of June 7, 1996, 18,348,306 shares of the Registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in this Report on Form 10-K:

     1) Proxy Statement dated June 28, 1996 for the Registrant's Annual Shareholders' Meeting to be held on July 25, 1996 (Part III).

                                     PART I

ITEM 1.  BUSINESS
- -----------------

GENERAL

     Alkermes, Inc. (together with its subsidiaries, "Alkermes" or the "Registrant") is a leading drug delivery company in the development of sophisticated drug delivery systems. Alkermes' core technologies are RMP-7/TM/, a proprietary drug designed to facilitate drug delivery to the central nervous system, and product candidates based on the Registrant's two injectable sustained release drug delivery technologies: ProLease(R), for complex biopharmaceutical products; and Medisorb(R), for more traditional small molecule pharmaceutical products. RMP-7 is currently being tested in combination with the chemotherapeutic agent carboplatin in four multi-center Phase II clinical trials in patients with recurrent malignant glioma, a form of primary brain tumor, and in one multi-center Phase I/II clinical trial in patients with metastatic brain tumor. ProLease product candidates are being developed in collaboration with some of the world's leading biotechnology and pharmaceutical companies. A Phase I clinical trial commenced in February 1996 for a ProLease formulation of Genentech, Inc.'s ("Genentech") human growth hormone ("hGH"). A Medisorb product candidate is being developed for Janssen Pharmaceutica International ("Janssen") under a license agreement. Janssen initiated a Phase I clinical trial in May 1996 for a Medisorb formulation of a Janssen proprietary product.

OVERVIEW OF DRUG DELIVERY

     Drug delivery companies apply proprietary technologies to create new pharmaceutical products based on drugs developed by others. These products are generally novel, cost-effective dosage forms that provide any of several benefits including control of drug concentration in the blood, improved safety and efficacy, improved patient compliance and ease of use and expanded indications. Drug delivery technologies can provide pharmaceutical companies with a means of developing new products as well as expanding existing drug franchises.

     The drug delivery industry emerged to address the opportunities for advanced delivery of traditional pharmaceutical compounds. These compounds are generally stable, small molecules manufactured by conventional synthetic methods, for which oral or transdermal (through the skin) delivery could be enabled or enhanced by drug delivery technologies. Technologies such as passive transdermal systems (patches) and advanced tablets and capsules have been developed and successfully applied to a range of pharmaceutical products.

     With the advent of biotechnology, new opportunities in drug delivery have arisen. Advances in biotechnology have facilitated the development of a new generation of biopharmaceutical products based on proteins, peptides and nucleic acids. At the same time, the scientific tools of biotechnology have enabled new approaches to drug delivery based on exploiting particular biological phenomena, for example utilizing natural properties of the blood-brain barrier to facilitate drug delivery to the central nervous system.

     Biopharmaceuticals present drug delivery challenges because they are often large molecules which degrade rapidly in the bloodstream, have limited ability to cross cell membranes and cannot be delivered orally. As a result, many biopharmaceuticals must be administered by injection, often multiple times per day or per week. Consequently, the methods of administration of biopharmaceuticals can limit their clinical applications to certain disease states that warrant the expense and inconvenience of frequent injection.

     Drug delivery to the central nervous system is complicated by the existence of the blood-brain barrier, the layer of tightly joined endothelial cells which comprise the walls of the capillaries of the brain and limit the free flow of many blood constituents into the brain. Many drugs cannot easily cross the blood-brain barrier, and therefore must be administered in relatively high doses to provide a therapeutic benefit. Drugs with limited ability to cross the blood-brain barrier include many water soluble chemotherapeutic and anti-infective agents that are frequently used in the treatment of diseases outside of the central nervous system.

     New opportunities in drug delivery require new technological approaches. Traditional drug delivery systems developed to improve the oral or transdermal delivery of traditional pharmaceutical products will find limited applicability, if any, in these applications.

BUSINESS STRATEGY

     There are five key elements to the Registrant's strategy:

     DEVELOP BROADLY APPLICABLE DRUG DELIVERY SYSTEMS AND APPLY THEM TO MULTIPLE PHARMACEUTICAL PRODUCTS. The Registrant's strategy is to develop sophisticated drug delivery systems to address significant new drug delivery opportunities arising in the pharmaceutical industry. The Registrant has identified drug delivery systems with the potential to be applied to multiple new product opportunities through combination with different pharmaceutical and biopharmaceutical compounds. By identifying and developing drug delivery systems targeted to substantial markets and applicable to multiple products, Alkermes has the potential for multiple, independent commercial opportunities.

     COLLABORATE TO DEVELOP AND FINANCE PRODUCT CANDIDATES. In addition to conducting product development activities on its own, the Registrant has entered into collaborations with pharmaceutical and biotechnology companies and others to develop product candidates incorporating the Registrant's technologies, provide capital for product development independent of capital markets and share development risk.

     APPLY DRUG DELIVERY SYSTEMS INITIALLY TO APPROVED DRUGS. Alkermes is initially applying RMP-7, ProLease and Medisorb to novel applications and formulations of pharmaceutical and biopharmaceutical products that have already been approved by the Food and Drug Administration ("FDA") or other regulatory authorities. By doing so, the Registrant and its partners can develop a novel dosage form or application with the benefit of knowledge of a drug's safety and efficacy profile and a body of clinical experience from which to draw information for the design of clinical trials and for regulatory submissions.

     ESTABLISH INDEPENDENT PRODUCT DEVELOPMENT CAPABILITIES FOR PROPRIETARY PRODUCTS AND TO FACILITATE COLLABORATIONS. Alkermes has assembled its own product development organization to enable the Registrant to proceed independently for an extended period of time in the development of its product candidates and to optimize the timing and structure of collaborations for RMP-7, ProLease and Medisorb.

     DEVELOP AND EXPAND SCIENTIFIC AND INTELLECTUAL PROPERTY LEADERSHIP POSITION. Alkermes believes that it has a leadership position in the development of technologies for improved drug delivery to the central nervous system and for stabilizing and providing advanced drug delivery for complex biomolecules, as well as traditional pharmaceuticals. The Registrant believes that these areas are of increasing importance and value in the pharmaceutical industry, and the Registrant intends to capitalize on its leadership position by seeking broad patent protection for its inventions.

RMP-7

     RMP-7, a member of a family of Receptor-Mediated Permeabilizers/TM/ ("RMPs/TM/"), is a nine amino acid peptide based on bradykinin, a compound occurring naturally in the body and known to affect vascular permeability. RMP-7 is a proprietary, synthetic analog of bradykinin developed by Alkermes to increase transiently the permeability of the blood-brain barrier. Following injection, RMP-7 increases permeability by triggering a brief relaxation of the tight cellular junctions of the blood-brain barrier. During the time the tight junctions are relaxed, permeability is increased and drug molecules in the bloodstream can diffuse into the brain in concentrations greater than can usually be achieved without RMP-7. Preclinical and clinical data also suggest that RMP-7 can be administered at doses that selectively increase permeability in the region of brain tumor and other pathology while not significantly affecting permeability in healthy brain tissue.

     In contrast to traditional drug delivery systems, RMP-7 exerts a pharmacologic effect on the vasculature of the brain and does not itself bind to or serve as a carrier for the drug of which it is facilitating delivery. The Registrant is developing RMP-7 to be manufactured, packaged and dispensed as a standalone product. In the clinical setting, RMP-7 is administered separately from the therapeutic or diagnostic agent. Timing of RMP-7 administration relative to that of the therapeutic or diagnostic agent is determined on a drug by drug basis to optimize barrier permeability during the time of peak drug plasma concentrations.

     RMP-7 is intended to be marketed as an independent agent to increase the utility of other therapeutic and diagnostic compounds given with it. The Registrant believes RMP-7 may be administered along with cancer chemotherapeutic and anti-infective agents not currently used in the treatment of central nervous system disorders because of their limited ability to penetrate the blood-brain barrier.

     PRODUCT DEVELOPMENT STRATEGY. The Registrant's strategy to date has been to advance RMP-7 through clinical trials independently while establishing its safety and permeability effects in humans. To support the clinical development of RMP-7, Alkermes formed, and transferred substantially all of its rights to the RMP/TM/ technology to, Alkermes Clinical Partners, L.P. (the "Partnership"), which completed a $46 million unit offering in April 1992. Alkermes has the option to purchase all of the limited partnership interests in the Partnership. See "Collaborative Arrangements -- Alkermes Clinical Partners."

     RMP-7 has the potential to be used in combination with a variety of agents in various disease settings. The Registrant's goal is to expand the applications of RMP-7 through collaborations with pharmaceutical companies. First, Alkermes may collaborate with companies having drugs whose uses could be expanded to include central nervous system indications. In such cases, Alkermes and its partner could collaborate in the clinical development of the combination without any exchange of product rights. Second, Alkermes may collaborate with development and marketing partners for RMP-7 in various business areas and geographic territories. In such cases, Alkermes could license rights to RMP-7 to its partner, subject to the rights of the Partnership. See "Collaborative Arrangements -- Alkermes Clinical Partners."

     TARGET INDICATIONS. RMP-7 is being tested initially for the treatment of recurrent malignant glioma, an aggressive form of brain tumor. Alkermes believes that RMP-7 may have applicability to the treatment and diagnosis of other types of brain tumors and other diseases of the central nervous system. In that regard, the Registrant initiated, in February 1996, a Phase I/II clinical trial of RMP-7 in patients with metastatic brain tumor.

     BRAIN TUMOR. Brain tumors can be classified into two major groups: Primary brain tumors, which originate and recur in the brain, and metastatic brain tumors, which are tumors that have spread to the brain from other parts of the body. Each year in the United States and Europe a total of 40,000 patients are diagnosed with primary brain tumors and 150,000 patients are diagnosed with metastatic brain tumors.

     Current treatment for primary brain tumors is limited and inadequate. Standard treatment typically involves surgery to remove cancerous tissue, followed by radiation therapy. Some primary brain tumor patients receive chemotherapy, but its effectiveness is limited. Following surgery and radiation, patients typically experience a period of time without evidence of disease progression. With few exceptions, primary brain tumors recur after initial treatment, at which time treatment options are limited. Upon recurrence of the tumor, patients usually die within months.

     Alkermes is first testing the efficacy of RMP-7 and the chemotherapeutic agent carboplatin in the treatment of recurrent malignant brain tumor. Alkermes is pursuing two alternative treatment strategies for RMP-7 and carboplatin in patients with recurrent malignant glioma: intravenous and intra-arterial administration. By pursuing both treatment methods, the Registrant believes it strengthens the scientific foundation of the clinical trials program and increases the likelihood of observing a treatment effect in patients. If the results of the Registrant's current Phase II clinical trials are favorable, the Registrant intends to test the combination of RMP-7 and carboplatin or other chemotherapeutic agents earlier in the treatment of primary malignant brain tumor, prior to recurrence. In addition, the Registrant initiated a Phase I/II clinical trial of RMP-7 and carboplatin in patients with metastatic brain tumor.

     OTHER APPLICATIONS. Alkermes continues to evaluate the potential for use of RMP-7 in other applications, principally infectious diseases of the central nervous system in combination with anti-infective drugs and diagnostic imaging of the central nervous system in combination with contrast agents.

     CLINICAL TRIALS EXPERIENCE. The Registrant's clinical strategy for RMP-7 has been to establish a foundation of safety and pharmacologic effect of increasing blood-brain barrier permeability prior to entering Phase II efficacy studies of RMP-7 administered in combination with therapeutic drugs. To date, over 450 human subjects have received RMP-7 in a series of clinical trials. The clinical trials of RMP-7 can be summarized as follows:

     PHASE I. Phase I clinical trials of intravenous RMP-7 commenced in December 1991. During Phase I, 11 clinical trials were conducted in a total of 215 human subjects. These studies tested RMP-7 as a single agent in healthy volunteers and in patients with brain tumor and patients with AIDS who have increased risk of central nervous system infections. The Phase I program was designed to provide information regarding RMP-7's safety, to determine the maximum tolerated dose and dose limiting toxicity of RMP-7 and to provide a limited amount of information regarding RMP-7's vasoactivity and ability to affect central nervous system permeability. Through the Phase I clinical trials, RMP-7 was shown to have a good safety profile in volunteers and patients. Transient flushing and nausea were the most consistent adverse events noted and nausea was determined to be the dose limiting toxicity.

     To evaluate RMP-7's permeability effects, brain imaging techniques such as computed tomography, magnetic resonance imaging and single photon emission computed tomography were employed in four of the Phase I clinical trials in patients with brain tumors. Data from all four studies was limited due to the difficulty of the methods used for obtaining quantitative permeability data from human subjects, but provided evidence supporting RMP-7's effect on selectively increasing permeability in the region of brain tumors.

     PHASE I/II. Phase I/II clinical trials of intravenous RMP-7 were conducted in a total of 80 patients in two patient populations: patients with brain tumors and patients with cryptococcal meningitis, a fungal infection of the central nervous system associated with immunocompromised patients, such as those with AIDS. The Phase I/II studies were designed to test the safety of the combination of various doses of RMP-7 and various doses of a therapeutic drug.

     In two Phase I/II studies involving 24 patients with brain tumor, RMP-7 was tested in combination with the chemotherapeutic agent, carboplatin. One study was conducted at University of California San Francisco, the other at Addenbrooke's Hospital in Cambridge, England. The results of the studies showed no evidence of increased toxicity associated with the combination of RMP-7 and carboplatin, and no evidence of change in pharmacokinetics of carboplatin. The drug combination was well tolerated by patients.

     Brain imaging techniques employing ultra-fast computed tomography were used in a limited number of patients in the Phase I/II clinical trial in England and provided preliminary data supportive of RMP-7's ability to selectively affect permeability in the region of brain tumors.

     In addition to the two Phase I/II clinical trials of intravenous RMP-7 and carboplatin, a third study, involving 12 patients with brain tumor, investigating intra-arterial administration of the drug combination was conducted at the University of California, Los Angeles. The results of the study showed no evidence of increased toxicity associated with the combination of RMP-7 and carboplatin. The drug combination was well-tolerated by patients.

     In patients with cryptococcal meningitis, RMP-7 was tested in combination with amphotericin B, an anti-fungal compound. The study involved 20 patients and was conducted at nine sites in the United States. Due to a decrease in the incidence of the disease resulting from novel and effective prophylaxis, the clinical trial was closed prior to reaching full enrollment and the Registrant decided in early 1995 not to proceed further in this indication. The results of the truncated study showed no evidence of increased toxicity associated with the combination of RMP-7 and amphotericin B and provided data supporting RMP-7's effect on increasing amphotericin B concentrations in cerebrospinal fluid.

     PHASE II. Based on the successful completion of Phase I and Phase I/II clinical trials, Alkermes initiated Phase II clinical trials in Europe of intravenous RMP-7 and carboplatin in patients with primary brain tumor in February 1995. Three concurrent Phase II clinical trials are being conducted in this indication in the United States and Europe, with a planned enrollment of 180 patients.

     In the United States, the Phase II clinical trial commenced in March 1995 and is being conducted at ten centers. The study is designed as a double blind, placebo controlled study in approximately 90 patients, comparing treatment with intravenous RMP-7 and carboplatin to treatment with carboplatin alone in patients with recurrent malignant glioma. In Europe, two separate studies commenced in early 1995. These studies are multi-center, open label studies testing the efficacy of intravenous RMP-7 and carboplatin in approximately 90 patients with recurrent malignant glioma.

     Alkermes initiated an open label multi-center Phase II clinical trial in the United States of intra-arterial RMP-7 and carboplatin in March 1996. The study is expected to involve approximately 45 patients and to be conducted at nine centers.

     Alkermes initiated a multi-center Phase I/II clinical trial in Europe of intravenous RMP-7 and carboplatin in patients with metastatic brain tumor in February 1996. The study is open label, will be conducted at two centers, and is expected to involve approximately 14 patients.

PROLEASE

     ProLease is a proprietary method of encapsulating fragile, protein-based biopharmaceuticals in microspheres made of common medical polymers. The Registrant's proprietary expertise in this field lies in its ability to encapsulate drugs, to stabilize fragile molecules within polymers, to preserve their biological activity over an extended period of time and to manufacture these formulations using components and processes believed to be suitable for human pharmaceutical use. ProLease is designed to enable novel formulations of biopharmaceutical products by replacing frequent injections with controlled, sustained release over time. The Registrant believes ProLease formulations have the potential to improve patient compliance by reducing the need for frequent self-injection, to lower costs by reducing the need for frequent office visits and to improve safety and efficacy by reducing both the variability in drug levels inherent in frequent injections and the aggregate amount of drug given over the course of therapy. In addition, ProLease may provide access to important new markets currently inaccessible to products that require frequent injections and for drugs administered orally.

     The ProLease formulation process has been designed to assure stability of fragile compounds during the manufacturing process, during storage and throughout the release phase in the body. The formulation and manufacturing process consists of two basic steps: First, the drug is formulated with stabilizing agents and dried to create a fine powder. Second, the powder is microencapsulated at very low temperatures. Incorporation of the drug substance as a stabilized solid under cold temperatures is critical to protecting fragile molecules from degradation during the manufacturing process and is a key element of the ProLease technology. The microspheres then are suspended in a small volume of liquid and administered to a patient by injection under the skin or into a muscle. Drug release from ProLease can be controlled to last from days to months.

     Drug release from the microsphere is controlled by diffusion of the bioactive molecule through the microsphere and by biodegradation of the polymer. These processes can be modulated through a number of formulation and fabrication variables including drug substance and microsphere particle sizing and choice of polymers and excipients.

     The ProLease manufacturing process is tailored to preserve the biological activity of fragile biopharmaceutical compounds. A complete aseptic process using a closed system with steam-in-place vessels and scaleable unit operations has been completed and is in the process of being validated. Scale-up to large quantity production for clinical studies is currently underway.

     PRODUCT DEVELOPMENT STRATEGY. The Registrant's strategy is to generate multiple product opportunities by applying ProLease technology to the development of superior formulations of several significant biotechnology products. The Registrant believes these formulations have the potential to expand the utilization of these products and improve the competitive advantage of its partners in major markets.

     The Registrant's goal is to develop ProLease formulations in collaboration with partners having expertise, established marketing strength and patent protection relating to important biopharmaceutical products. The Registrant's first commercial applications of ProLease are intended to be advanced formulations of major biotechnology products which have already received regulatory approvals and have been marketed by the Registrant's partners for several years. Since January 1995, Alkermes has entered into or expanded several collaborative agreements with pharmaceutical companies, including Genentech and Schering-Plough Corporation ("Schering-Plough"). See "Collaborative Arrangements."

     The product development plan for individual ProLease formulations is expected to proceed in several stages. First, the Registrant, either on its own or pursuant to a collaboration, conducts initial feasibility work to test various ProLease formulations for a particular drug in vitro and in vivo. Following the successful completion of the feasibility stage, preclinical development and manufacturing scale-up activities directed toward the initiation of clinical trials of the ProLease formulation would be conducted in collaboration with a partner.

     The first phase of clinical trials will be designed primarily to test the safety and drug release profile of the ProLease formulation. The Registrant and its partner may elect to conduct several early clinical trials of various ProLease formulations of the same drug in order to select a lead formulation to advance into later stage clinical trials. Alkermes may conduct such early stage clinical trials of certain ProLease product candidates or they may be conducted by its partners. If targeted drug release levels are achieved over the desired duration and if the safety and tolerability of the ProLease product is adequate, the Registrant expects that it and its partner would elect to proceed into expanded clinical trials of the ProLease formulation in order to support regulatory approvals. Late stage clinical trials are expected to be conducted by the Registrant's partners.


PROLEASE PRODUCTS IN DEVELOPMENT

     PROLEASE HUMAN GROWTH HORMONE. Alkermes is developing a ProLease formulation of Genentech's hGH in collaboration with Genentech. Genentech is the leading supplier of hGH in the United States. hGH is approved for use in the treatment of children with growth hormone deficiency and other indications and is being tested in additional indications in adults. hGH is currently administered frequently, often daily, by subcutaneous injection. In 1995, Genentech reported sales of $219 million for its hGH products Protropin(R) and Nutropin(R).

     PROLEASE ALPHA INTERFERON. Alkermes is developing a ProLease formulation of Schering-Plough's Intron(R) A (interferon alpha 2b) product in collaboration with Schering-Plough. Schering-Plough is the leading supplier of alpha interferon in the world. Intron A is approved for use in several infectious disease and oncology indications including hepatitis, hairy cell leukemia and Kaposi's sarcoma. Intron A is currently administered by frequent injection. In 1995, Schering-Plough reported sales of $433 million for Intron A.

     PROLEASE EXPERIENCE. The Registrant's experience with the application of ProLease to a wide range of biopharmaceuticals has shown that high incorporation efficiencies and high protein loads can be achieved. Through formulation and manufacturing at the research scale, biopharmaceuticals incorporated into ProLease microspheres have shown excellent integrity (low levels of aggregates or other degradation products) and stability and biological activity for up to 30 days in in vitro experiments.

     The results of animal studies with several different ProLease formulations have shown that ProLease can release targeted levels of drugs over extended periods of time and that the pharmacodynamic response with ProLease formulations can match that of continuous drug infusion. Suitable in vivo delivery patterns in rodents and primates have been achieved with different therapeutic proteins.

MEDISORB

     The Medisorb technology is a proprietary method of encapsulating traditional pharmaceuticals in microspheres made of common medical polymers. Medisorb is designed to enable novel formulations of traditional pharmaceuticals by replacing frequent injections with controlled, sustained release over time. The Registrant believes that Medisorb formulations also have the potential to improve patient compliance by reducing the need for frequent self injection, to lower costs by reducing the need for frequent office visits and to improve safety and efficacy by reducing both the variability in drug levels inherent in frequent injections and the aggregate amount of drug given over the course of therapy. In addition, Medisorb may provide access to important new markets currently inaccessible to products that require frequent injections and for drugs administered orally.

     The Medisorb formulation process has been designed to assure stability of pharmaceuticals during manufacture, storage and throughout the release phase in the body. The formulation and manufacturing process consists of three basic steps. First, the drug is combined with a polymer solution. Second, the drug/polymer solution is mixed in water to form liquid microspheres (an emulsion). Third, the liquid microspheres are dried to produce finished product. The microspheres are then administered to a patient by injection under the skin or into a muscle. Drug release from Medisorb can be controlled to last from days to weeks.

     Drug release from the microsphere is controlled by diffusion of the pharmaceutical through the microsphere and by biodegradation of the polymer. These processes can be modulated through a number of formulation and fabrication variables, including drug substance and microsphere particle sizing and choice of polymers and excipients.

     PRODUCT DEVELOPMENT STRATEGY. The Registrant's strategy is to generate multiple product opportunities by applying Medisorb technology to the development of superior formulations of traditional pharmaceutical products. The Registrant believes these formulations have the potential to expand the utilization of these products and improve the competitive advantage of its partners in major markets.

     The Registrant's goal is to develop Medisorb formulations in collaboration with partners having expertise, established marketing strength and patent protection relating to important pharmaceutical products. The Registrant's first commercial applications of Medisorb are intended to be advanced formulations of major pharmaceutical products which have already received regulatory approvals and have been marketed by the Registrant's partners for several years. Alkermes has licensed the technology necessary to formulate a Medisorb product candidate to Janssen, a subsidiary of Johnson & Johnson. See "Collaborative Arrangements."

     The product development plan for individual Medisorb formulations is expected to proceed in several stages. First, the Registrant, either on its own or pursuant to a collaboration, conducts initial feasibility work to test various Medisorb formulations for a particular drug in vitro and in vivo. Following the successful completion of the feasibility stage, preclinical development and manufacturing scale-up activities directed toward the initiation of clinical trials of the Medisorb formulation would be conducted in collaboration with a partner.

     The first phase of clinical trials will be designed primarily to test the safety and drug release profile of the Medisorb formulation. The Registrant and its partner may elect to conduct several early clinical trials of various Medisorb formulations of the same drug in order to select a lead formulation to advance into later stage clinical trials. Alkermes may conduct such early stage clinical trials of certain Medisorb product candidates or they may be conducted by its partner. If targeted drug release levels are achieved over the desired duration and if the safety and tolerability of the Medisorb product is adequate, the Registrant expects that it and its partner would elect to proceed into expanded clinical trials of the Medisorb formulation in order to support regulatory approvals. Late stage clinical trials are expected to be conducted by the Registrant's partner.

MEDISORB PRODUCTS IN DEVELOPMENT

     MEDISORB PRODUCT CANDIDATE. Alkermes is developing and manufacturing a Medisorb product candidate for Janssen under a license agreement. Janssen initiated a Phase I clinical trial in May 1996 for this Medisorb product candidate.


COLLABORATIVE ARRANGEMENTS

     The Registrant's business strategy includes forming collaborations with other pharmaceutical companies to provide technological, financial, marketing, manufacturing and other resources. The Registrant has entered into the following corporate collaborations:

     Schering-Plough

     Under an amended Development and License Agreement with Schering-Plough, the Registrant has agreed to develop an injectable delivery system which incorporates Intron A as an active ingredient utilizing the Registrant's ProLease delivery system and has granted to Schering-Plough an exclusive worldwide license to manufacture, use and sell any such system that may be developed pursuant to the amended agreement. Under the amended agreement, Schering-Plough will also be responsible for conducting clinical trials and securing regulatory approvals. The amended agreement provides for development funding to the Registrant and provides for certain payments to be made by Schering-Plough to the Registrant for its achievement of certain milestones. The Registrant and Schering-Plough entered into a Prepaid Royalty Agreement pursuant to which Schering-Plough has prepaid certain royalties. In total, payments to the Registrant are expected to approximate $7.0 million by September 30, 1996, and future milestone payments could exceed an additional $5.0 million.

     Schering-Plough has the right to terminate the amended agreement upon 60 days' written notice upon the occurrence of certain events, including if the Registrant fails to meet product specifications or an agreed upon delivery schedule, the results of a safety and pharmacokinetics study provide Schering-Plough with reasonable justification not to proceed to a Phase II clinical trial, the use of the product results in adverse effects that justify termination of clinical trials, Schering-Plough is unable to manufacture the product on a commercial scale, or upon completion or permanent discontinuation of the clinical study. Either party may terminate the amended agreement upon the insolvency or bankruptcy of the other party or upon a breach by the other party which has not been cured after 60 days' notice. Schering-Plough also has the right to terminate the amended agreement upon 90 days' written notice or continue the development project on its own in the event Alkermes fails by an agreed upon date to deliver batches of a ProLease formulation of Intron A that meet agreed upon specifications. In the event Schering-Plough elects to continue the development project, it will remain obligated to pay Alkermes milestone payments and royalties upon commercial sale. In the event Schering-Plough terminates the amended agreement for any reason, Alkermes must repay the prepaid royalties received from Schering-Plough with interest. Such repayment obligation would be evidenced by an interest-bearing note and would be payable in full on the third anniversary of the date of the note. Alkermes will have the right, subject to the satisfaction of certain conditions, to satisfy its repayment obligation through the issuance of shares of its Common Stock. The number of shares that may be issued would be based upon the average closing price of Alkermes Common Stock on the Nasdaq National Market for the 30 business days immediately preceding the date on which the shares are delivered. Any Common Stock issued to Schering-Plough must be freely resaleable.

     Genentech

     In January 1995, Alkermes entered into a collaborative agreement with Genentech, pursuant to which the Registrant agreed to develop sustained release formulations of up to two Genentech proteins utilizing the Registrant's ProLease microencapsulation technology. One of these proteins is hGH and the other protein has not been publicly disclosed. In the initial phase of the collaboration, the Registrant will develop a sustained release formulation of hGH, which is approved for marketing in the United States for the treatment of children with growth hormone deficiencies and growth failure due to renal insufficiency. The Registrant commenced a Phase I clinical trial for hGH in February 1996.

     The initial phase of the Genentech collaboration is expected to be completed within two years. During the initial phase, the parties have agreed to work exclusively with each other regarding the use of the Registrant's ProLease technology for the encapsulation of hGH.

     At any time prior to the date that is six months after the conclusion of the Phase I clinical trial for the ProLease formulation of hGH, Genentech has the option to obtain a worldwide exclusive license to make, use and sell products incorporating hGH and/or the other Genentech protein and the Registrant's ProLease encapsulation technology. In the event Genentech exercises such option, the parties have agreed to negotiate in good faith regarding the terms of the definitive license agreement, which shall include royalties, milestone payments and other terms which have already been agreed upon by the parties. If Genentech elects to exercise its option to develop ProLease formulations of both proteins, and assuming the successful development and regulatory approval of the ProLease formulations of both proteins, total milestone payments to Alkermes could reach $16.5 million.

     To fund the Registrant's activities during the initial phase of the collaboration, Genentech has loaned the Registrant the aggregate amount of $3.5 million pursuant to a Convertible Promissory Note dated January 31, 1995 (the "Note"). The outstanding principal amount of the Note accrues interest at the prime rate of interest as reported by the Bank of America NT & SA from time to time. The outstanding principal amount of the Note and accrued but unpaid interest thereon becomes due and payable on January 31, 2000.

     Under the terms of the Note, Alkermes has the option to convert, at any time, all outstanding principal and accrued but unpaid interest thereon (as such amount may exist from time to time, the "Conversion Amount") into shares of Common Stock. The number of shares into which the Note will be converted shall be determined by dividing the Conversion Amount by the average closing price of the Common Stock on the Nasdaq National Market for the 20 trading days immediately preceding the conversion date (the "Conversion Price"). In addition, Genentech shall have the right to convert the Conversion Amount into shares of Common Stock at the Conversion Price if at any time the total cash, cash equivalents and marketable debt instruments of the Registrant shall be less than the sum of (i) all indebtedness which ranks senior to the indebtedness evidenced by the Note, and
(ii) the Conversion Amount. Genentech also has the right to demand that the Common Stock be registered under certain circumstances.

     Pursuant to the collaboration agreement, both Alkermes and Genentech have the right to terminate the agreement upon the other's material breach which is not cured within 30 days' written notice or upon the other's insolvency or bankruptcy. Genentech also has the right to terminate the agreement at any time upon 30 days' written notice to Alkermes.

     Janssen

     Pursuant to a Development Agreement, the Registrant is collaborating exclusively with Janssen in the development of sustained release formulations of a Medisorb product candidate. Under the Development Agreement, the Registrant is responsible for production of the Medisorb product candidate for clinical trials. Janssen is responsible for conducting clinical trials of the Medisorb product candidate and securing all necessary regulatory approvals. Janssen initiated a Phase I clinical trial in May 1996 for this Medisorb product candidate.

     Under related license agreements (the "License Agreements"), Janssen and an affiliate have exclusive world-wide licenses from the Registrant to manufacture and have manufactured, to use and to have used, and to sell and have sold, the Medisorb product candidate. If Janssen decides to employ third-party suppliers of the Medisorb product candidate, the Registrant has a right of first refusal for the manufacture and supply to Janssen of all Medisorb product candidate, and component bio-absorbable polymers thereof, developed under the Development Agreement. Under the License Agreements, Janssen is required to pay Alkermes certain royalties with respect to all Medisorb product candidate sold to customers.

     Janssen can terminate the Development Agreement or the License Agreements upon 30 days' prior written notice to Alkermes.

     Alkermes Clinical Partners

     In April 1992, Units consisting of limited partnership interests in the Partnership and warrants to purchase the Registrant's Common Stock were sold to investors in a private placement (the "Private Placement"). See "Corporate Matters -- Private Placement and Warrant Exchange." The net proceeds of the $46 million Private Placement are being used to fund the further development and clinical testing of RMPs for human pharmaceutical use in the United States and Canada.

     Pursuant to a Product Development Agreement, dated March 6, 1992, Alkermes transferred substantially all of its rights to the RMP technology to the Partnership. Alkermes has an option to purchase all of the limited partnership interests in the Partnership and thereby reacquire the transferred technology.

     Research and development of RMPs is being conducted by Alkermes for the Partnership pursuant to the Product Development Agreement. Alkermes has been reimbursed by the Partnership for its actual costs incurred in conducting such research and development, and has received a management fee of 10% of such costs. During the fiscal year ended March 31, 1996, Alkermes recorded revenue of approximately $11.2 million from the Partnership. The revenues recorded by Alkermes from the Partnership during the fiscal year ended March 31, 1996 constituted approximately 70% of the Registrant's net revenues during such period. The Partnership's funding obligations will end in the quarter ending June 30, 1996 and Alkermes intends thereafter to fund the development of RMPs, but may be forced to seek alternative sources of funding.

     The Partnership may terminate the research program for any or all products if the directors of the general partner of the Partnership, Alkermes Development Corporation II ("ADC II"), a wholly owned subsidiary of Alkermes, determine, by an affirmative vote of 75% of such directors, that such research is not feasible or is uneconomic. The Partnership may terminate the marketing program for any or all products upon the affirmative vote of 75% of the directors of ADC II based on the directors' good faith business judgment. The Partnership may also terminate the research or marketing program if Alkermes has materially breached the agreement and not cured such breach within 30 days' written notice. Both parties may terminate the research or marketing program upon mutual consent to terminate or upon the insolvency or bankruptcy of the other party.

     The Partnership has granted Alkermes an exclusive interim license to manufacture and market RMPs for human pharmaceutical use in the United States and Canada. Upon the first marketing approval of an RMP product by the FDA, Alkermes is obligated to make a payment to the Partnership equal to 20% of the aggregate capital contributions of all limited partners. Additionally, Alkermes will pay royalty payments equal to 12% of United States and Canadian revenues and, in certain circumstances, 10% of European revenues from any sales of RMPs by Alkermes. The interim license will terminate if Alkermes does not exercise its option to acquire all of the limited partners' interests in the Partnership.

     The general partner of the Partnership is ADC II. Fifty percent of the members of the board of directors of ADC II are persons not affiliated with Alkermes. Such non-affiliated persons were nominated by the sales agent for the Private Placement. The sales agent will continue to have the right to nominate at least half of the members of ADC II's board of directors unless certain events occur.

OTHER RESEARCH ACTIVITIES

     Alkermes is evaluating other drug delivery technologies principally through research collaborations with academic institutions. These research projects are focused typically on novel drug delivery systems that fit the Registrant's strategic focus on sophisticated technologies potentially applicable to multiple product candidates.

COMPETITION

     The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. Alkermes faces, and will continue to face, intense competition in the development, manufacturing, marketing and commercialization of its product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. There can be no assurance that developments by others will not render the Registrant's product candidates or technologies obsolete or noncompetitive. At the present time, Alkermes has no sales force or marketing experience and limited commercial manufacturing capability. In addition, many of the Registrant's competitors and potential competitors have substantially greater capital resources, manufacturing and marketing experience, research and development resources, and production facilities than does Alkermes. Many of these competitors also have significantly greater experience than Alkermes in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals.

     With respect to RMP-7, there are currently no products approved by the FDA for increasing the permeability of the blood-brain barrier. Guilford Pharmaceuticals, Inc., however, has filed for approval of a surgically implantable polymer wafer containing BCNU, a chemotherapeutic agent, for the treatment of brain tumor.

     The Registrant is aware of certain programs under development by competitors that are focused on the delivery of biopharmaceuticals utilizing a sustained release vehicle. However, the Registrant is not aware of any company that has initiated clinical trials involving the Registrant's partners' products or products which would compete with the Registrant's programs. Many of these competitors have greater resources than the Registrant. There can be no assurance that the Registrant will be able to compete successfully with such companies. The existence of products developed by the Registrant's competitors, or other products or treatments of which the Registrant is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Registrant.

PATENTS AND PROPRIETARY RIGHTS

     The Registrant's success will be dependent, in part, on its ability to obtain patent protection for its and the Partnership's products, to maintain trade secret protection and to operate without infringing upon the proprietary rights of others.

     The Registrant has a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. The Registrant has filed numerous U.S. and international patent applications directed to composition of matter as well as processes of preparation and methods of use, including applications relating to: permeabilizers, certain rights to which have been licensed to the Partnership, of which one U.S. patent was issued in each of May 1992, December 1993 and April 1996; carriers for enabling passage into the brain of therapeutic compounds, of which one U.S. patent was issued in each of October 1992, January 1993 and June 1996; therapeutic applications of cationized antibodies; the ProLease microencapsulation process, of which one U.S. patent was issued in December 1993; the formulation of ProLease product candidates of which one U.S. patent was issued in May 1995; the Medisorb microencapsulation process of which one U.S. patent was issued in June 1983; two additional U.S. patents related to processes of preparation of which one was issued in each of June 1993 and February 1994; and the formulation of product candidates, of which nine U.S. patents were issued between July 1985 and June 1995. In the future, the Registrant plans to file further U.S. and foreign patent applications directed to new or improved products and processes. The U.S. patents issued to the Registrant will expire between 2000 and 2013. Alkermes intends to file additional patent applications when appropriate and intends to defend its patent position aggressively.

     Alkermes has exclusive rights through licensing agreements with several institutions to nine issued U.S. patents, a number of U.S. patent applications and to corresponding foreign patents and patent applications in many countries, subject in certain instances to the rights of the U.S. government to use the technology covered by such patents and patent applications. The Registrant has an exclusive option for exclusive rights to one U.S. patent application and a related international patent application for gene therapy. The U.S. patents that have been licensed to the Registrant will expire between the years 2003 and 2013. Under certain licensing agreements, the Registrant currently pays license maintenance fees and/or minimum annual royalties. During the fiscal year ended March 31, 1996, such fees were approximately $127,000. In addition, under all licensing agreements, Alkermes is obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

     Two applications for patents were filed by a third party in the United States and in Europe that contain claims covering certain analogs and uses thereof of the same naturally occurring molecule on which RMP-7 is based. One U.S. patent has issued from these applications. Based on an opinion of the Registrant's patent counsel, Alkermes believes that the claims of the issued U.S. patent are not infringed by the Partnership's or the Registrant's proposed manufacture, use or sale of RMP-7. However, there can be no assurance that the claims of the issued U.S. patent are not infringed and the claims of future patents issuing from these applications, if any, will not be infringed by the Partnership's or the Registrant's proposed manufacture, use or sale of RMP-7. There can be no assurance that Alkermes or the Partnership would prevail in any legal action seeking damages or injunctive relief for infringement of any patent that might issue under such applications or that any license required under any such patent would be made available or, if available, would be available on acceptable terms. Failure to obtain a required license could result in the inability to proceed with RMP-based products.

     The patent positions of pharmaceutical, biopharmaceutical and biotechnology firms, including Alkermes, are generally uncertain and involve complex legal and factual questions. In addition, there can be no assurance that the Registrant's or its licensors' current patent applications will be allowed or that the claims of any patents issued to Alkermes or its licensors (in connection with either or both the Registrant's product candidates or the Partnership's product candidate) will be sufficiently broad to protect the Registrant's or the Partnership's technology or to provide Alkermes or the Partnership with any competitive advantages. Moreover, no assurance can be given that patents issued to Alkermes (in connection with either or both the Registrant's product candidates or the Partnership's product candidate), or its respective licensors, if any, will not be contested, invalidated or circumvented. In addition, if Alkermes or the Partnership is required to defend against a charge of patent infringement or to protect its own proprietary rights against third parties, substantial costs could be incurred.

     In the future, Alkermes may be required to obtain additional licenses to patents or other proprietary rights of third parties. There can be no assurance that any such licenses will be available on acceptable terms, if at all, and failure to obtain such licenses could result in delays in marketing the Registrant's products or the inability to proceed with the development, manufacture or sale of product candidates requiring such licenses.

     The Registrant also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position which it seeks to protect, in part, by confidentiality agreements with its corporate partners, collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Registrant would have adequate remedies for any breach, or that the Registrant's trade secrets will not otherwise become known or be independently discovered by competitors.

     The Registrant's practice is to require its employees, consultants and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Registrant. The agreements provide that all confidential information developed or made known to an individual during the course of the employment or consulting relationship shall be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual while employed by the Registrant shall be the exclusive property of the Registrant. There can be no assurance, however, that these agreements will provide meaningful protection for the Registrant's trade secrets in the event of unauthorized use or disclosure of such information.

MANUFACTURING

     RMP-7 is a small peptide manufactured using standard synthetic techniques. Alkermes relies on an independent European pharmaceutical company for the manufacture and supply of RMP-7. Alkermes believes that, if necessary, there are other companies which could manufacture and supply its requirements for RMP-7. Nevertheless, there can be no assurance that any manufacturer of RMP-7 will meet the Registrant's demands for quality, quantity, cost and timeliness.

     The Medisorb manufacturing process is significantly different from the ProLease process and is based on a method of encapsulating small molecule drugs, provided by the Registrant's collaborator, in polymers using a large scale emulsification. Alkermes is manufacturing, in accordance with Good Manufacturing Practices ("GMP"), a product candidate incorporating its Medisorb sustained release delivery system, for use in clinical trials, at its recently acquired facility in Wilmington, Ohio. It does not manufacture such product candidates on a commercial scale.

     ProLease manufacturing involves microencapsulation of drug substances provided to Alkermes by its collaborators. Alkermes has completed construction of an in-house pilot production facility which is in the process of being validated. This facility will be used to manufacture, in accordance with GMP, product candidates incorporating its ProLease sustained release delivery system for use in clinical trials. Pursuant to agreements with certain of its partners, Alkermes may obtain the right to manufacture ProLease products for commercial sale.

     The manufacture of either Medisorb or ProLease products on a commercial scale would require significant start-up expenses and expansion of facilities and personnel, and no assurance can be given that Alkermes can develop such manufacturing capability successfully.

     If Alkermes is not able to develop manufacturing capacity and experience or to continue to contract for manufacturing capabilities on acceptable terms, its ability to conduct preclinical testing and clinical trials will be compromised, and delays in obtaining regulatory approvals might result. Such delays could materially adversely affect the Registrant's competitive position and its business, financial condition and results of operations.

MARKETING

     Alkermes plans to market and sell RMP-7, if successfully developed and approved, either directly or through co-promotion or other licensing arrangements with third parties. Such arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market.

     Alkermes intends to market any ProLease and Medisorb products through its corporate partners. Alkermes has entered into development agreements, including sales and marketing, for ProLease product candidates with Genentech and Schering-Plough, and for a Medisorb product candidate with Janssen. See "Collaborative Arrangements."

     Alkermes has no marketing experience and there can be no assurance that it will successfully develop such experience or that it will be able to enter into marketing agreements with others on acceptable terms. To the extent the Registrant enters into co-promotion arrangements, any revenues received by the Registrant will be dependent on the efforts of third parties, and there can be no assurance that such efforts will be successful.

GOVERNMENT REGULATION

     The manufacture and marketing of pharmaceutical products in the United States require the approval of the FDA under the Federal Food, Drug and Cosmetic Act. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards which apply to the preclinical testing and clinical trials, manufacture and marketing of pharmaceutical products. Pharmaceutical manufacturing facilities are also regulated by state, local and other authorities.

     As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animal models to assess the drug's efficacy and to identify potential safety problems. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application ("IND"), which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. Phase I trials are conducted with a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase II trials are designed to provide additional information on dosing and preliminary evidence of product efficacy. Phase III trials are large scale studies designed to provide statistical evidence of efficacy and safety in humans. The results of the preclinical testing and clinical trials of a pharmaceutical product are then submitted to the FDA in the form of a New Drug Application ("NDA"), or for a biological product in the form of a Product License Application ("PLA"), for approval to commence commercial sales. Preparing such applications involves considerable data collection, verification, analysis and expense. In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

     Prior to marketing, any product developed by Alkermes must undergo an extensive regulatory approval process, which includes preclinical testing and clinical trials of such product candidate to demonstrate safety and efficacy. This regulatory process can require many years and the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated which may result in delay or failure to receive FDA approval. Similar delays or failures may be encountered in foreign countries. Delays and costs in obtaining regulatory approvals would have a material adverse effect on the Registrant's business, financial condition and results of operations.

     Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with GMP. An Establishment License Application ("ELA") must be submitted for approval by the FDA with information about manufacturing facilities. Before approval of the ELA, the FDA will perform a prelicensing inspection of the facility to determine its compliance with GMP and other rules and regulations. In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. After the establishment is licensed, it is subject to periodic inspections by the FDA.

     The requirements which the Registrant must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of its products in such countries can be as rigorous and costly as those described above.

     The Registrant is also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Registrant's research. Compliance with laws and regulations relating to the protection of the environment has not had a material effect on capital expenditures, earnings or the competitive position of the Registrant. However, the extent of government regulation which might result from any legislative or administrative action cannot be accurately predicted.

EMPLOYEES

     As of June 24, 1996, the Registrant had 159 full-time employees, of whom 25 held M.D. degrees or Ph.D. degrees in the fields of analytical chemistry, pharmaceutics, chemical engineering, organic polymer chemistry, biochemistry, cell biochemistry, microbiology, molecular biology, oncology, pharmacology, pharmacy and polymer science and engineering. A significant number of the Registrant's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Alkermes believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of the Registrant's employees is covered by a collective bargaining agreement.

CORPORATE MATTERS

     Alkermes, a Pennsylvania corporation, was organized in 1987.

          Medisorb Transaction

     In March 1996, a wholly owned subsidiary of the Registrant, Alkermes Controlled Therapeutics Inc. II ("ACT II") acquired certain Medisorb technology and assets owned or used by Medisorb Technologies International L.P., a privately owned limited partnership. Included in the acquisition was a 14,000 square foot pharmaceutical production facility located in Wilmington, Ohio. The purchase was made with cash.

          Enzytech Merger

     In February 1993, Enzytech, Inc. ("Enzytech"), an unrelated entity, was merged with and into Alkermes Controlled Therapeutics, Inc., a wholly owned subsidiary of the Registrant (the "Merger"). The Merger was consummated by converting the shares of all classes of Enzytech capital stock then outstanding into shares of the Registrant's Common Stock. The Registrant also granted to certain of Enzytech's employees and consultants options to purchase shares of the Registrant's Common Stock. The business acquired in the Merger is focused on the development of products incorporating proprietary drug delivery systems based on microencapsulation technologies which may enable injectable sustained release or oral formulations to be made of biopharmaceutical products such as proteins and peptides.

          Private Placement and Warrant Exchange

     On April 10, 1992, Alkermes and the Partnership sold in the Private Placement (i) 920 Class A units, each unit consisting of one Class A limited partnership interest in the Partnership, a 1992 warrant to purchase 2,800 shares of the Registrant's Common Stock, par value $.01 per share ("Common Stock"), and a 1995 warrant to purchase 300 shares of Common Stock, and (ii) one Class B unit consisting of one Class B limited partnership interest in the Partnership, a 1992 warrant to purchase 5,600 shares of Common Stock and a 1995 warrant to purchase 600 shares of Common Stock. The purchase price was $50,000 for each Class A Unit (subject to certain reductions for certain investors) and $100,000 for the Class B Unit. The purchase price for the Class A and Class B Units was payable in installments due on an annual basis which commenced in 1992 and ended in 1995.

     The Class A 1992 Warrants, the Class A 1995 Warrants, the Class B 1992 Warrant and the Class B 1995 Warrant were issued by the Registrant in consideration of the grant by each limited partner to the Registrant of an option to purchase, under certain circumstances, the limited partnership interest held by such limited partner.

     The Class A 1992 Warrants and the Class B 1992 Warrant may be exercised during the period which began on August 1994 and ends on July 31, 1999, and upon the payment of a warrant exercise price per share of $20.03. The Class A 1995 Warrants and the Class B 1995 Warrant may be exercised during the period which began on April 15, 1995 and ends on April 14, 2000, and upon the payment of a warrant exercise price per share of $3.54.

     PaineWebber Development Corporation, the sales agent for the Units (the "Sales Agent"), purchased the Class B Unit in the Private Placement. An affiliate of the Sales Agent (the "Fund Affiliate") purchased 133 Class A units in the Private Placement. In consideration of such purchase, the Registrant issued to the Sales Agent Affiliate a warrant to purchase 13,300 shares of Common Stock (the "Fund Warrant"). The Fund Warrant had the same exercise period and exercise price ($20.03) as the Class A 1992 Warrants. As part of the Private Placement, the Registrant also issued to an affiliate of the Sales Agent (the "Incentive Affiliate") a warrant to purchase 77,100 shares of Common Stock (the "Incentive Warrant"). The Incentive Warrant had an exercise period which began on August 1, 1994 and ends on July 31, 1997 and had a warrant exercise price per share of $20.83.

     The Registrant completed an exchange offer on January 27, 1995 with respect to the foregoing warrants. Pursuant to the exchange offer, Class A limited partners had the option to exchange both the Class A 1992 Warrants and the Class A 1995 Warrants for a new 1994 Class A Warrant to purchase, at $5.00 per share, 1,700 shares of the Registrant's Common Stock for every 3,100 shares of Common Stock issuable upon exercise of the Class A 1992 Warrant and Class A 1995 Warrant exchanged therefor. The Sales Agent had the option to exchange both the Class B 1992 Warrant and the Class B 1995 Warrant for a new 1994 Class B Warrant to purchase 3,400 shares of the Registrant's Common Stock at $5.00 per share. The Fund Affiliate had the option to exchange the Fund Warrant for a new 1994 Fund Warrant to purchase 7,293 shares of Common Stock at $5.00 per share. The Incentive Affiliate had the option to exchange the Incentive Warrant for a new 1994 Incentive Warrant to purchase 42,280 shares of Common Stock at $5.25 per share. The 1994 Class A Warrants, 1994 Class B Warrant, and 1994 Fund Warrant are exercisable during the period which began on April 1, 1995 and ends on March 31, 2000. The 1994 Incentive Warrant is exercisable during the period which began on April 1, 1995 and ends on March 31, 1998.

     Holders of approximately 92% of the Class A 1992 Warrants and the Class A 1995 Warrants originally issued exchanged such warrants in response to the exchange offer. The Sales Agent, the Fund Affiliate and the Incentive Affiliate also exchanged the warrants they acquired in the Private Placement for new 1994 warrants.

     In February and April 1996, the Registrant purchased an aggregate of 74 Class A Units that were owned by investors who defaulted on their payment obligations. The aggregate purchase price for such Units was the aggregate amount of the unpaid installments, approximately $2,052,000.

ITEM 2.  PROPERTIES
         ----------

     The Registrant leases and occupies approximately 90,000 square feet of laboratory and office space in Cambridge, Massachusetts under five leases expiring in the years 1998 to 2002. The leases contain provisions permitting the Registrant to extend the term of such leases for up to ten years. The Registrant has completed construction of a GMP pilot suite at its Massachusetts facility which is in the process of being validated. Such suite is for the manufacture of product candidates incorporating the ProLease delivery system for preclinical and clinical trials. The Registrant believes that its Massachusetts facility is adequate for its preclinical and clinical operations. The Registrant does not manufacture and does not expect to manufacture RMPs for clinical trials. The Registrant has engaged a third party to manufacture preclinical, clinical and commercial supplies of RMPs.

     Alkermes Europe, Ltd., a wholly owned subsidiary of the Registrant, leases and occupies approximately 1,500 square feet of office space in Cambridge, England under a lease expiring in the year 1997. The Registrant believes that such office space is adequate for the operations of Alkermes Europe, Ltd.

     The Registrant owns and occupies approximately 14,000 square feet of manufacturing, office and laboratory space in Wilmington, Ohio. The facility contains a state-of-the-art GMP sterile production facility specifically designed for the production of Medisorb microspheres. The Registrant believes that its Wilmington facility is adequate for its preclinical and clinical operations.

     The Registrant also leases and occupies approximately 25,000 square feet of laboratory and office space in Blue Ash, Ohio under a lease expiring in 1997. The lease contains a provision permitting the Registrant to extend the term of such lease for one year. The Registrant believes that the Blue Ash facility is adequate for its operations.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         ------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

     The Registrant's common stock is traded on the Nasdaq National Market under the symbol ALKS. Set forth below for the indicated periods are the high and low sale prices for Alkermes' common stock.

                          Fiscal 1996           Fiscal 1995
                      -------------------     ---------------
                         High       Low        High     Low
                      -----------  ------     ------  -------

       1st Quarter      $ 4 1/2    $2 5/8     $7 3/8  $3 3/4
       2nd Quarter        9 1/4     3 5/8      4 5/8   2 7/8
       3rd Quarter        8 5/8     5 3/4      3 3/4   1 7/8
       4th Quarter       11 1/4     7 1/8      3 3/8   1 15/16

       The number of shareholders of record on June 7, 1996 was 658. No dividends have been paid on the common stock to date, and the Registrant does not expect to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

                        ALKERMES, INC. AND SUBSIDIARIES

                     (In thousands, except per share data)

                                       YEAR ENDED MARCH 31,
                            --------------------------------------------------
                              1996      1995      1994      1993        1992
                            --------  --------  --------  --------     -------
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Total revenues............  $ 15,919  $ 13,903  $  9,460  $ 11,806     $ 1,656
Research and development
 expenses.................    21,586    18,955    20,480    16,709       7,005
Total expenses............    29,666    25,807    26,736    51,953       9,708
Net loss..................  $(13,747) $(11,904) $(17,275) $(40,147)(1) $(8,052)
Net loss per weighted
 average number of common
 shares...................  $  (0.93) $  (0.88) $  (1.29) $  (3.77)(1) $ (0.98)
Weighted average number of
 common shares
 outstanding..............    14,775    13,535    13,362    10,653       8,193
                                             MARCH 31,
                            --------------------------------------------------
                              1996      1995      1994      1993        1992
                            --------  --------  --------  --------     -------
CONSOLIDATED BALANCE SHEET
 DATA:
Cash and cash equivalents
 and short-term
 investments..............  $ 32,374  $ 21,351  $ 27,948  $ 32,859     $45,679
Total assets..............    45,752    36,708    46,322    54,025      55,706
Long-term obligations.....     9,876     8,376     6,598     2,149         244
Shareholder's equity......    23,513    21,163    31,874    47,731      54,187

- --------
(1) Includes a one time non-cash charge of $31.3 million for the purchase of in-process research and development as a result of the Company's acquisition of Enzytech, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

INTRODUCTION

  Alkermes is developing sophisticated products based on innovative drug delivery technologies. Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sales of products. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. At March 31, 1996, the Company had an accumulated deficit of $101 million.

  The Company has funded its operations primarily through public offerings and private placements of equity securities, bank loans and payments under research and development agreements with collaborators, including Alkermes Clinical Partners, L.P. (Clinical Partners), a research and development limited partnership whose operations commenced in April 1992. The Company intends to develop its product candidates in collaboration with others on whom the Company will rely for funding, development, manufacturing and/or marketing.

FORWARD-LOOKING STATEMENTS

  Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions which it believes to be reasonable, the Company's business is subject to significant risks and there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) the Company and its collaborators could not be permitted by regulatory authorities to undertake additional clinical trials for RMP-7(TM) or ProLease(R) or to commence clinical trials for Medisorb(R); (ii) product candidates could be ineffective or unsafe during clinical trials; (iii) difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (iv) even if product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties; (v) technological change in the biotechnology or pharmaceutical industries could render the Company's product candidates obsolete or noncompetitive;(vi) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease and Medisorb technologies, which are not independently commercializable; (vii) disputes with Clinical Partners over rights to the RMP(TM) technology and RMP-7, or the Company could fail to purchase this technology from Clinical Partners, or, if the Company did purchase RMP technology from Clinical Partners (a) in shares of the Company's common stock, the Company's shareholders would be substantially diluted or (b) in cash, the Company's capital resources would be substantially depleted; and (viii) difficulties or set-backs in obtaining and enforcing Alkermes' patents and with the patent rights of others.

RESULTS OF OPERATIONS

  The Company's research and development revenue under collaborative arrangement with related party was $11,182,741, $9,277,371 and $7,449,700 for the fiscal years ended in 1996, 1995 and 1994, respectively. This revenue was received from Clinical Partners under a product development agreement entered into in March 1992. The increase in such revenue for fiscal 1996 as compared to fiscal 1995 and for fiscal 1995 as compared to fiscal 1994 was a result of increased reimbursable costs incurred by the Company pursuant to such product development agreement. The Company's research and development revenue under collaborative arrangements was $2,848,510, $3,049,106 and $361,920 for the fiscal years ended in 1996, 1995 and 1994, respectively. The decrease in such revenue for fiscal 1996 as compared to fiscal 1995 was primarily a result of the completion of the feasibility phase of a collaborative agreement with Boehringer Mannheim GmbH, partially offset by an expanded collaboration with Schering-Plough Corporation. The increase in such revenue for fiscal 1995 as compared to fiscal 1994 was primarily a result of research and development performed under such agreement with Boehringer Mannheim GmbH.

  Interest income was $1,887,275, $1,576,794 and $1,648,833 for the fiscal years ended in 1996, 1995 and 1994, respectively. The increase in such revenue for fiscal 1996 as compared to fiscal 1995 was primarily a result of the investment of the net proceeds of approximately $14,800,000 received upon the consummation of the public offering of the Company's common stock in September and October 1995, as well as funds received from other financing arrangements completed during fiscal 1996. The decrease in fiscal 1995 as compared to fiscal 1994 was mainly a result of decreased cash, cash equivalents and investments due to negative cash flow resulting from continued research and development and other expenditures. Such decrease was partially offset by an increase in interest rates during fiscal 1995.

  The Company's total operating expenses were $29,665,610 for the fiscal year ended in 1996 as compared to $25,807,424 and $26,735,558 for the fiscal years ended in 1995 and 1994, respectively. The Company recorded a $750,000 nonrecurring charge in March 1996 for Medisorb technology purchased but not yet commercially viable. The Company's research and development expenses were $21,586,316 for the fiscal year ended in 1996 compared to $18,955,347 and $20,479,682 for the fiscal years ended in 1995 and 1994, respectively. The increase for fiscal 1996 as compared to fiscal 1995 was mainly the result of an increase in the purchase of lab supplies and preclinical and clinical expenses related primarily to the Company's RMP-7 and ProLease programs. The decrease for fiscal 1995 as compared to fiscal 1994 was mainly the result of the Company's decision in September 1994 to focus on its two principal technologies, RMP-7 and ProLease, as well as the completion of certain preclinical and clinical studies and a bulk product purchase of RMP-7 during fiscal year 1994. Included in fiscal 1994 is a payment of $550,000 related to the Company's now terminated collaboration with Cortex Pharmaceuticals, Inc.

  General and administrative expenses were $6,285,700, $5,104,062 and $5,921,572 for the fiscal years ended in 1996, 1995 and 1994, respectively. The increase for fiscal 1996 as compared to fiscal 1995 was primarily the result of non-cash charges related to the write-down of the Company's investments in Clinical Partners and an increase in patent legal costs and other legal costs associated with financing and other transactions. The decrease for fiscal 1995 as compared to fiscal 1994 was primarily the result of a reduction of non-cash compensation charges relating to the grant of certain stock options and awards made, which was partially offset by now accounting for the Company's investment in Clinical Partners under the equity method of accounting.

  The Company does not believe that inflation and changing prices has had a material impact on its consolidated results of operations.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1996, the Company had current assets totaling $34,331,841, primarily consisting of $445,150 in cash and cash equivalents and $31,929,214 in U.S. Treasury Notes and other Government obligations having a maturity of less than one year; and current liabilities of $6,447,934. The Company's short-term investment objectives are, first, to assure conservation of principal, and second, to obtain investment income. As a result, the Company invests primarily in high grade government or government-backed securities.

  In May 1996, the Company completed a direct public offering of 2,300,000 shares of its common stock at $10 per share. Net proceeds to the Company were approximately $22,930,000.

  The Company's research and development costs to date have been financed primarily by sales of equity securities and research and development collaborative arrangements. The Company expects to incur significant research and development and other costs, including costs related to preclinical studies, clinical trials and facilities expansion. The research and development revenue from Clinical Partners will end during the quarter ending June 30, 1996. Such funding will not be sufficient to complete clinical trials and seek regulatory approval of RMP-7. As a result, Alkermes intends to use its own resources to develop RMP-7, but may be forced to seek alternative sources of funding, including additional collaborators. Therefore, the Company expects that such costs will exceed revenues significantly for the next several years, which will result in continuing losses from operations. The Company's capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of equity securities. The Company will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including equity offerings, bank borrowings, lease arrangements relating to fixed assets or other financing methods. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors.

  The Company believes its current cash, cash equivalents and short-term investments, combined with anticipated interest income, research and development revenues under collaborative arrangements from Clinical Partners and the proceeds of the direct public offering discussed above, will be sufficient to meet its anticipated capital requirements through March 31, 1998. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing facilities and of commercialization activities and arrangements and the cost of product in-licensing and any possible acquisitions.

  The Company will need to raise substantial additional funds for longer-term product development, regulatory approvals and manufacturing or marketing activities that it might undertake in the future. There can be no assurance that additional funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs and/or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or future products.

  As disclosed in Note 2 to the Consolidated Financial Statements, the adoption of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and SFAS No. 123, "Accounting for Stock-Based Compensation" in fiscal 1997 is not expected to have a material effect on the Company's consolidated financial position, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF
MARCH 31, 1996 AND 1995 AND FOR EACH OF
THE THREE YEARS IN THE PERIOD ENDED MARCH 31, 1996
AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

Board of Directors
Alkermes, Inc.
Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Alkermes, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alkermes, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Boston, Massachusetts

May 24, 1996

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND 1995
- ------------------------------------------------------------------------------

ASSETS                                                1996          1995
CURRENT ASSETS:
 Cash and cash equivalents                        $   445,150   $ 1,086,627
 Short-term investments                            31,929,214    20,264,141
 Prepaid expenses and other current assets          1,957,477       777,549
 Note receivable from related party                       -       4,735,000
                                                  -----------   -----------
  Total current assets                             34,331,841    26,863,317
                                                  -----------   -----------
PROPERTY, PLANT AND EQUIPMENT:
 Land                                                 225,000           -
 Building                                           1,275,000           -
 Furniture, fixtures and equipment                  9,864,501     6,406,046
 Leasehold improvements                             2,008,193     1,492,440
 Construction in progress                             147,326           -
                                                  -----------   -----------
                                                   13,520,020     7,898,486


Less accumulated depreciation and amortization     (5,097,882)   (3,447,239)
                                                  -----------   -----------
                                                    8,422,138     4,451,247
                                                  -----------   -----------
INVESTMENTS                                         1,372,789     4,367,226
                                                  -----------   -----------
OTHER ASSETS                                          747,377       662,845
                                                  -----------   -----------

OTHER INVESTMENTS                                     877,928       363,707
                                                  -----------   -----------


                                                  $45,752,073   $36,708,342
                                                  ===========   ===========



LIABILITIES AND SHAREHOLDERS' EQUITY                  1996          1995

CURRENT LIABILITIES:
 Accounts payable and accrued expenses          $   3,522,178  $  2,553,628
 Deferred revenue from Alkermes Clinical
  Partners, L.P.                                          -       1,585,000
 Long-term obligations - current portion            2,925,756     2,655,929
                                                -------------  ------------

   Total current liabilities                        6,447,934     6,794,557
                                                -------------  ------------

LONG-TERM OBLIGATIONS                               9,876,347     8,376,201
                                                -------------  ------------

OTHER LONG-TERM LIABILITIES                           915,241       374,835
                                                -------------  ------------

DEFERRED REVENUE                                    5,000,000           -
                                                -------------  ------------
COMMITMENTS

SHAREHOLDERS' EQUITY:
 Capital stock, par value $.01 per share:
  authorized, 5,000,000 shares; none issued
 Common stock, par value $.01 per share:
  authorized, 40,000,000 shares; issued,
  15,966,942 shares in 1996 and 13,571,838
  shares in 1995                                      159,669       135,718
 Additional paid-in capital                       124,239,023   109,149,171
 Receivable for warrants and deferred
  compensation                                       (317,682)     (812,318)
 Cumulative foreign currency translation
  adjustments                                         (24,354)      (10,301)
 Unrealized gain on marketable securities             502,500           -
 Accumulated deficit                             (101,046,605)  (87,299,521)
                                                -------------  ------------

   Total shareholders' equity                      23,512,551    21,162,749
                                                -------------  ------------
                                                $  45,752,073  $ 36,708,342
                                                =============  ============

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- ------------------------------------------------------------------------------------------------
                                                        1996            1995            1994
REVENUES:
 Research and development revenue under
  collaborative arrangements                        $  2,848,510    $  3,049,106    $    361,920
 Research and development revenue under
  collaborative arrangement with related party        11,182,741       9,277,371       7,449,700
 Interest income                                       1,887,275       1,576,794       1,648,833
                                                    ------------    ------------    ------------
                                                      15,918,526      13,903,271       9,460,453
                                                    ------------    ------------    ------------
EXPENSES:
 Research and development                             21,586,316      18,955,347      20,479,682
 General and administrative                            6,285,700       5,104,062       5,921,572
 Interest expense                                      1,043,594         608,015         334,304
 Purchase of in-process research and development         750,000               -               -
 Write-down of other investment                                -       1,140,000               -
                                                    ------------    ------------    ------------
                                                      29,665,610      25,807,424      26,735,558
                                                    ------------    ------------    ------------
NET LOSS                                            $(13,747,084)   $(11,904,153)   $(17,275,105)
                                                    ============    ============    ============

NET LOSS PER WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES                                      $      (0.93)   $      (0.88)   $      (1.29)
                                                    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                          14,774,584      13,535,339      13,361,618
                                                    ============    ============    ============



See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- -----------------------------------------------------------------------------------------------------

                                                                 RECEIVABLE      CUMULATIVE
                                                                    FOR           FOREIGN     UNREALIZED
                                                  ADDITIONAL    WARRANTS AND      CURRENCY  GAIN (LOSS) ON
                               COMMON STOCK         PAID-IN       DEFERRED      TRANSLATION   MARKETABLE   ACCUMULATED
                              SHARES    AMOUNT      CAPITAL     COMPENSATION    ADJUSTMENTS   SECURITIES     DEFICIT       TOTAL

BALANCE, APRIL 1, 1993    13,164,526    $131,645  $109,188,902  $(3,469,045)   $    -      $    -     $(58,120,263)   $47,731,239

Issuance of common stock
 April 1993 through March
 1994                        355,565        3,556      258,231         -            -           -             -          261,787

Amortization of
 receivable for warrants         -         -             -        450,300           -           -              -         450,300

Compensation relating to
 grant of stock options
 and awards made                 -         -          51,517      (51,517)          -           -              -            -

Amortization of compen-
 sation relating to
 grant of stock options
 and awards made                 -         -             -      1 ,050,487          -           -              -       1,050,487

Unrealized loss on
 marketable securities           -         -             -            -             -      (330,000)           -        (330,000)

Cumulative foreign
 currency translation
 adjustments                     -         -             -            -         (14,451)        -              -         (14,451)

Net loss for year                -         -             -            -            -            -      (17,275,105)  (17,275,105)
                          ----------  --------  ------------  -----------     ----------   --------   ------------   -----------
BALANCE, MARCH 31, 1994   13,520,091   135,201   109,498,650   (2,019,775)     (14,451)    (330,000)   (75,395,368)   31,874,257

Issuance of common stock
 April 1994 through March
 1995                         51,747       517        39,228          -            -            -              -          39,745

Warrant exchange and
 amortization of
 receivable for warrants         -         -        (354,090)     841,719          -            -              -         487,629

Compensation relating to
 grant of stock options
 and awards made                 -         -         103,320     (103,320)        -            -              -             -

Amortization of compen-
 sation relating to
 grant of stock options
 and awards made                 -         -        (137,937)     469,058          -            -              -         331,121

Carrying value
 adjustments                     -         -             -            -            -        330,000            -         330,000

Cumulative foreign
 currency translation
 adjustments                     -         -             -            -          4,150          -              -           4,150

Net loss for year                -         -             -            -            -            -      (11,904,153)  (11,904,153)
                          ----------  --------  ------------  -----------     ----------   --------    ------------   -----------
BALANCE, MARCH 31, 1995   13,571,838   135,718   109,149,171     (812,318)     (10,301)         -      (87,299,521)  (21,162,749)




                                                                     (Continued)
                                    - 32 -

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- -----------------------------------------

                                                                   Receivable  Cumulative
                                                                      for        Foreign     Unrealized
                                                      Additional  Warrants and  Currency   Gain (Loss) on
                                      Common Stock     Paid-in      Deferred   Translation   Marketable   Accumulated
                                   Shares    Amount    Capital    Compensation Adjustments    Securities     Deficit       Total
BALANCE, MARCH 31,1995 (CARRIED
 FORWARD)                        13,571,838  135,718  109,149,171   (812,318)    (10,301)           -    (87,299,521)  21,162,749
Issuance of common stock, April
 1995 through March 1996, net of
 issuance costs of $1,281,445     2,395,104   23,951   15,002,862          -           -            -              -   15,026,813
Amortization of receivable for
 warrants                                 -        -            -    402,259           -            -              -      402,259
Amortization of compensation
 relating to grant of stock
 options and awards made                  -        -       86,990     92,377           -            -              -      179,367

Unrealized gain on marketable
 securities                               -        -            -          -           -       502,500             -      502,500

Cumulative foreign currency
 translation adjustments                  -        -            -          -     (14,053)           -              -      (14,053)

Net loss for year                         -        -            -          -           -            -    (13,747,084) (13,747,084)
                                 ---------- -------- ------------  ---------    --------     --------  -------------  -----------
BALANCE, MARCH 31, 1996          15,966,942 $159,669 $124,239,023  $(317,682)   $(24,354)    $502,500  $(101,046,605) $23,512,551
                                 ========== ======== ============  =========    ========     ========  =============  ===========


                                                                                                                       (Concluded)

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- ----------------------------------------------------------------------------------------------------------------------

                                                                          1996              1995              1994

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                             $(13,747,084)     $(11,904,153)     $(17,275,105)
 Adjustments to reconcile net loss to net cash used by
  operating activities:
   Depreciation and amortization                                         1,770,242         1,426,068         1,256,862
   Amortization of amounts receivable for warrants and
    compensation relating to grant of stock options and awards made        581,626           818,750         1,500,787
   Adjustments to other investments                                        101,742         1,474,934              -
   Changes in assets and liabilities:
    Prepaid expenses and other current assets                              830,500            26,049           162,367
    Accounts payable and accrued expenses                                  960,670           256,067          (792,519)
    Deferred revenue from Alkermes Clinical Partners, L.P.              (1,585,000)       (1,215,000)        2,800,000
    Other long-term liabilities                                            540,406            61,611            61,611
    Deferred revenue                                                     5,000,000              -                 -
                                                                      ------------      ------------      ------------

    Net cash used by operating activities                               (5,546,898)       (9,055,674)      (12,285,997)
                                                                      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment, net                        (5,606,737)         (629,935)       (1,935,063)
 (Purchases) sales of short-term investments, net                      (11,665,073)        5,031,130         7,269,462
 Sales of investments, net                                               2,994,437         1,133,969         3,145,264
 Investment in Alkermes Clinical Partners, L.P.                         (2,122,463)         (126,959)         (113,543)
 Other assets                                                             (209,500)           20,500           (53,568)
 Repayment of loan to Alkermes Clinical Partners, L.P.                   4,735,000              -                 -
                                                                      ------------      ------------      ------------

    Net cash (used by) provided by investing activities                (11,874,336)        5,428,705         8,312,552
                                                                      ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net                            15,026,813            39,745           261,787
 Proceeds from issuance of long-term debt                                4,500,000         4,500,000         7,094,086
 Payment of long-term obligations                                       (2,733,061)       (2,479,359)       (1,009,743)
                                                                      ------------      ------------      ------------

    Net cash provided by financing activities                           16,793,752         2,060,386         6,346,130
                                                                      ------------      ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (13,995)              619           (14,451)
                                                                      ------------      ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (641,477)       (1,565,964)        2,358,234

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             1,086,627         2,652,591           294,357
                                                                      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $    445,150      $  1,086,627      $  2,652,591
                                                                      ============      ============      ============

SUPPLEMENTARY INFORMATION - Interest paid                             $    492,731      $    568,198      $    238,536
                                                                      ============      ============      ============

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- --------------------------------------------------------------------------------


1.   FORMATION OF COMPANY

     Alkermes, Inc. (the Company) was incorporated in July 1987 and is an emerging pharmaceutical company that is focused on the development and commercialization of therapeutic products based on sophisticated drug delivery technologies.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Alkermes, Inc. and its wholly owned subsidiaries, Alkermes Controlled Therapeutics, Inc. (ACTI), Alkermes Controlled Therapeutics Inc. II (ACT II) (see Note 3), Alkermes Investments, Inc., Alkermes Development Corporation II (ADC II) and Alkermes Europe, Ltd. ADC II serves as the one percent general partner of Alkermes Clinical Partners, L.P. (Clinical Partners), a limited partnership engaged in a research and development project with the Company (see Note 7). All significant intercompany balances and transactions have been eliminated.

     USE OF ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash, cash equivalents, accounts payable and accrued expenses approximate fair value because of their short-term nature. Marketable equity securities are recorded in the consolidated financial statements at aggregate fair value. The carrying amounts of the Company's debt instruments approximate fair value.

     NET LOSS PER WEIGHTED AVERAGE NUMBER OF COMMON SHARES - Net loss per share is computed using the weighted average number of common shares outstanding during the period.

     RESEARCH AND DEVELOPMENT REVENUES - Research and development revenues are recorded as services are performed.

     RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses are charged to operations as incurred.

     INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns (see Note 6).

     CASH EQUIVALENTS - Cash equivalents, with original maturities of three months or less, consist of money market accounts.

     INVESTMENTS - The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective April 1, 1994. Prior years financial statements have not been restated, and the effects of the adoption were immaterial. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as "held-to-maturity".

     Short-term investments and investments consist of U.S. Treasury and other government securities which are classified as "held-to-maturity" and reported at amortized cost. Short-term investments and investments have maturity dates within one year of the balance sheet date. Investments classified as long-term includes securities held as collateral. The carrying value of all investments approximated market value at March 31, 1996 and 1995.

     Included in other investments is an investment in Cortex Pharmaceutical Inc.'s common stock, which is classified as "available-for-sale" and reported at fair value. During the year ended March 31, 1995, the Company recorded a charge to operations of $1,140,000 due to other than temporary reductions in the market value of such investment. Other investments also include ADC II's investment in Clinical Partners, which is accounted for under the equity method of accounting.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets (3 to 25 years) or, in the case of leasehold improvements and capital leases, over the lease terms (3 to 10 years).

     DEFERRED REVENUE - LONG-TERM - During fiscal 1996, the Company received a $5,000,000 prepayment of royalties under a collaborative agreement. This amount has been recorded as deferred revenue at March 31, 1996 and accrues interest at a rate (6.1375% at March 31, 1996) equal to .20% above the LIBOR rate.

     LICENSE AGREEMENTS AND PURCHASED PATENTS - License agreements and purchased patents, included in other assets, are amortized on a straight-line basis over a period of five years.

     RECEIVABLE FOR WARRANTS AND DEFERRED COMPENSATION - Receivable for warrants is comprised of amounts receivable related to warrants issued in connection with the capitalization of Clinical Partners and is amortized as revenues are earned from Clinical Partners. Deferred compensation is related to both the Company's 1991 Restricted Common Stock Award Plan and compensatory stock options and is amortized over vesting periods ranging from one to five years.

     NEW ACCOUNTING PRONOUNCEMENTS - In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS No. 121 is effective for the Company's 1997 fiscal year. The Company is evaluating the impact of the new standard on its consolidated financial position, results of operations and cash flows, and expects the effect to be immaterial.

     NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company intends to continue to account for its stock-based transactions with employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by SFAS No. 123 in fiscal 1997.

3.   ACQUISITION OF CERTAIN ASSETS AND TECHNOLOGY

     On March 8, 1996, ACT II acquired certain assets and technology owned or used by Medisorb Technologies International L.P., a leader in the development of injectable controlled release drug delivery technologies for the pharmaceutical industry. The assets acquired included a large scale pharmaceutical production facility and equipment. The Company paid $4,000,000 in cash for the assets and technology. A nonrecurring charge totaling $750,000 for technology purchased but not yet commercially viable was recorded by the Company at the acquisition date. This charge represents that portion of the purchase price of the acquired technology that was allocated to research and development in-process.

4.   SHAREHOLDERS' EQUITY

     In September and October 1995, the Company completed an underwritten public offering of 2,300,000 shares of its common stock at $7.00 per share. Net proceeds to the Company were approximately $14,800,000.

5.   LONG-TERM OBLIGATIONS

     Long-term obligations at March 31 consist of:

                                                 1996          1995
          Notes payable - banks              $ 9,246,427   $ 7,414,282
          Note payable - other                 3,500,000     3,500,000
          Capital lease obligations                 -           34,212
          Other                                   55,676        83,636
                                             -----------   -----------

                                              12,802,103    11,032,130
          Less current portion                 2,925,756     2,655,929
                                             -----------   -----------
                                             $ 9,876,347   $ 8,376,201
                                             ===========   ===========

     In December 1995, the Company increased the principal amount of its equipment loan with a bank by $1,500,000 to $3,594,640 ($3,246,427 outstanding at March 31, 1996). The loan is secured by cash collateral (included in long-term investments at March 31, 1996) having a minimum market value of the lesser of $1,000,000 or the outstanding principal amount of the loan. This additional principal amount of the loan is payable in equal monthly installments of $25,000, which commenced January 2, 1996 and bears interest at the fixed rate of 8% per annum. The original principal amount of the loan is payable in equal monthly installments of $91,071, which commenced January 3, 1995, together with interest at the rate of 8.46% per annum. Under the terms of the loan agreement, the Company is required to maintain a minimum unencumbered balance of cash and permitted investments and a minimum ratio of unencumbered cash and permitted investments to indebtedness. Certain equipment is also pledged as collateral under this loan.

     In December 1993, the Company borrowed $6,000,000 from a second bank. The principal amount of the loan is payable in equal quarterly installments of $375,000, which commenced April 1, 1994, together with interest at the rate of 6.35% per annum. In December 1995, the Company increased the outstanding principal amount of this loan by $3,000,000 to $6,000,000 ($6,000,000 outstanding at March 31, 1996). This additional principal balance of the loan is payable in equal quarterly installments of $375,000, commencing April 1, 1998. The additional $3,000,000 bears interest at a rate (7.125% at March 31, 1996) equal to 1 1/2% above the LIBOR rate. The loan agreement requires the Company to maintain a minimum net worth, a maximum ratio of total liabilities to net worth, a minimum current ratio and a minimum unencumbered balance of cash and permitted investments. Upon the breach of any of these financial covenants or the occurrence of any other event of default under the loan agreement, the Company would be required to deposit an amount equal to the then outstanding principal balance of the loan plus three months' interest into a restricted account at the bank. Under the terms of the loan agreement, the bank would have the right to liquidate such account and apply the proceeds to repayment of the loan if the Company's unencumbered cash and investment balance falls below $5,000,000.

     In January 1995, the Company borrowed $3,500,000 from a corporate partner. The principal amount of the loan, together with interest accrued at the prime rate of interest (8.25% at March 31, 1996), is payable in the Company's common stock or cash, at the Company's option, in five years.

     Included in property, plant and equipment at March 31, 1995 are costs of approximately $569,000 and net book values of approximately $200,000 in equipment and leasehold improvements acquired under capital leases.

     At March 31, 1996, the maturities of the long-term obligations are as follows:


                                     Notes Payable
                                       and Other
1997                                  $ 2,925,756
1998                                    2,547,618
1999                                    1,803,729
2000                                    5,300,000
2001                                      225,000
                                      -----------
                                      $12,802,103
                                      ===========

6.   INCOME TAXES

     The Company has approximately $39,419,000 of net operating loss (NOL) carryforwards for federal income tax purposes and approximately $2,790,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from 2002 through 2011.

     The components of the net deferred income tax asset at March 31 are as follows:

                                                   1996                 1995

Acquired technology                           $    884,000         $    884,000
Capitalized research and development
 expenses, net of amortization                  12,146,000           11,664,000
NOL carryforwards                               15,557,000           12,331,000
Tax credit carryforwards                         3,491,000            3,261,000
Alkermes Europe NOL carryforward                 1,373,000              779,000
Other                                              709,000                 -
Less valuation allowance                       (34,160,000)         (28,919,000)
                                              ------------         ------------

                                              $       -            $       -
                                              ============         ============

     The valuation allowance has been provided because of the uncertainty of realizing the future benefits of the net deferred income tax assets. In fiscal 1995, the valuation allowance increased by $3,986,000.

     The ACTI NOL carryforwards and ACTI research and development credit carryforwards of approximately $4,780,000 and $790,000, respectively, acquired from Enzytech, Inc. are only available to offset future taxable income of ACTI.

     7.   RELATED-PARTY TRANSACTIONS

     On April 10, 1992, the Company and Clinical Partners, a limited partnership of which ADC II is the general partner, sold in a private placement (i) 920 Class A units, each unit (a Class A Unit) consisting of one Class A limited partnership interest in Clinical Partners, a 1992 warrant (a 1992 Warrant) to purchase 2,800 shares of the Company's common stock and a 1995 warrant (a 1995 Warrant) to purchase 300 shares of the Company's common stock, and
     (ii) one Class B unit (the Class B Unit), consisting of one Class B limited partnership interest in Clinical Partners, a 1992 warrant (the Class B 1992 Warrant) to purchase 5,600 shares of the Company's common stock and a 1995 warrant (the Class B 1995 Warrant) to purchase 600 shares of the Company's common stock. The purchase price was $50,000 for each Class A Unit and $100,000 for the Class B Unit, the unpaid portions of which were evidenced by investor notes which were payable in annual installments through April 15, 1995.

     In connection with the offering, the Company also issued, to an affiliate of the sales agent for the Class A Units, warrants (the Incentive Warrants) to purchase 77,100 shares of the Company's common stock and issued, to another affiliate of the sales agent, a warrant (the Affiliate Warrant) to purchase 13,300 shares of the Company's common stock.

     The net proceeds of the offering are being used and will be used primarily to fund the further development and clinical testing of a family of molecules designated by the Company as Receptor-Mediated Permeabilizers
     (RMPs) for human pharmaceutical use in the United States and Canada. Proprietary RMP molecules developed by the Company may enhance the passage of small drug molecules from the bloodstream into the brain. Pursuant to the Product Development Agreement entered into in March 1992, the Company licensed to Clinical Partners certain of its technology relating to RMPs. Research and development of RMPs is being conducted by the Company for Clinical Partners pursuant to the Product Development Agreement. The Company is being reimbursed by Clinical Partners for its actual costs incurred in conducting such research and development and is also receiving a management fee of 10% of such costs. Such funding will end during the quarter ending June 30, 1996. Such funding will not be sufficient to complete clinical trials and obtain regulatory approval of RMP-7. As a result, Alkermes intends to use its own resources to develop RMP-7, but may be forced to seek alternative sources of funding, including additional collaborators.

     Clinical Partners has granted the Company an exclusive interim license to manufacture and market RMPs for human pharmaceutical use in the United States and Canada. Upon the first marketing approval of an RMP product by the United States Food and Drug Administration, the Company is obligated to make a payment Clinical Partners equal to 20% of the aggregate capital contributions of all partners (the milestone payment). Additionally, the Company will make royalty payments to Clinical Partners equal to 12% of United States and Canadian revenues and 10% of European revenues, in certain circumstances, from any sales of RMPs by the Company. The interim license will terminate if the Company does not exercise its purchase option to acquire all of the limited partners' interests in Clinical Partners, as discussed below.

     The 1992 Warrants, the 1995 Warrants (collectively, the Class A Warrants), the Class B 1992 Warrant and the Class B 1995 Warrant (collectively, the Class B Warrants) were issued by the Company in consideration of the grant by each limited partner to the Company of an option to purchase, under certain circumstances, the limited partnership interest in Clinical Partners held by such limited partner. Upon exercise of such purchase option, each Class A limited partner will be entitled to receive an initial payment, at the Company's option, of $40,000 in cash or approximately $42,100 in the Company's common stock, as well as certain additional payments (which are subject to certain limitations) based on the Company's net revenues from sales of RMPs in the United States, Canada and Europe as follows:

     . 12% of net revenues to the Company on sales of RMPs in the United States and Canada and 10% of net revenues to the Company on sales of RMPs in Europe, until each Class A limited partner has received an aggregate of $400,000 per interest from the initial payment and the royalty stream; thereafter,

     . 9% of net revenues to the Company on sales of RMPs in the United States, Canada and Europe, until each Class A limited partner has received an aggregate of $500,000 per interest from the initial payment and the royalty stream; and thereafter,

     . 4% of net revenues to the Company on sales of RMPs in the United States, Canada and Europe.

     Royalties on sales of RMPs in Europe will be payable only to the extent necessary to pay projected distributions in any year. If royalties on sales of RMPs in the United States and Canada in any year equal or exceed the projected distributions for such year, no royalties on European sales will be paid in that year.

     The 1992 Warrants and the Class B 1992 Warrant may be exercised during the period beginning on August 1, 1994 and ending on July 31, 1999, and upon the payment of a warrant exercise price per share of $20.03. The 1995 Warrants and the Class B 1995 Warrant may be exercised during the period beginning on April 15, 1995 and ending on April 14, 2000, and upon the payment of a warrant exercise price of $3.54. The exercise periods of all warrants may be accelerated upon the occurrence of certain reorganization events of the Company.

     The Company completed an exchange offer on January 27, 1995 with respect to the warrants issued in 1992 in connection with the formation of Clinical Partners. Pursuant to the exchange offer, Class A limited partners had the option to exchange both their Class A 1992 Warrants and Class A 1995 Warrants for a new 1994 Class A Warrant to purchase, at $5.00 per share, and during the period beginning on April 1, 1995 and ending on March 31, 2000, 1,700 shares of the Company's common stock for every 3,100 shares of common stock issuable upon exercise of the Class A 1992 Warrant and Class A 1995 Warrant exchanged therefor. The Class B limited partner had the option to exchange both the Class B 1992 and Class B 1995 Warrants for a new 1994 Class B Warrant to purchase 3,400 shares of the Company's common stock at $5.00 per share. The 1994 Class B Warrant is exercisable during the same period as the 1994 Class A Warrants.

     Of the Class A 1992 Warrants and Class A 1995 Warrants originally issued, approximately 92% were exchanged in response to the exchange offer. The Class B 1992 Warrant and the Class B 1995 Warrant, the Affiliate Warrant and the Incentive Warrants were also exchanged in the exchange offer for new warrants entitling the holders thereof to purchase an aggregate of 3,400, 7,293 and 42,280 shares of common stock, respectively. The exchange offer resulted in a decrease of 1,225,927 shares of common stock which are issuable upon exercise of the Company's outstanding warrants.

     In order to fund organizational and offering costs, the Company loaned Clinical Partners, at the closing of the private placement, $4,735,000. The loan was secured by a pledge of the investor notes, bore interest at 7.5% per annum, payable annually in arrears, and was paid in April 1995.

     In February and April 1996, the Company purchased from Clinical Partners an aggregate of 74 Class A Units that were owned by investors who defaulted on their payment obligations. The total purchase price for such Units was the aggregate amount of unpaid installments, approximately $2,052,000.

8.   RESEARCH AND DEVELOPMENT ARRANGEMENTS

     The Company has entered into several collaborative agreements with corporate partners (partners) to provide research and development activities relating to the partners' products. In connection with these agreements, the Company has granted certain licenses or the right to obtain certain licenses to technology developed by the Company. In return for such grants, the Company will receive certain payments upon the achievement of certain milestones and will receive royalties on sales of products developed under the terms of the agreements. In addition to research and development funding, during fiscal 1996 the Company received $300,000 for two milestone payments under these agreements. Additionally, the Company may obtain the right to manufacture and supply products developed under certain of these agreements.

     9.   COMMITMENTS

     LEASE COMMITMENTS - The Company leases certain offices and research laboratories under operating leases with initial terms of one to ten years expiring between 1997 and 2002. The leases contain provisions for extensions for up to ten years. Total annual future minimum lease payments are as follows:


1997                                                       $2,516,000
1998                                                        1,884,000
1999                                                        1,874,000
2000                                                        1,874,000
2001                                                        1,235,000
Thereafter                                                    912,000

     Rent expense charged to operations was approximately $2,439,000, $2,589,000 and $2,341,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

     Additionally, a U.S. Treasury Bill with a total principal amount of $257,000 is being held by a bank in the Company's name as a security deposit on the leases and, accordingly, has been classified as a long-term investment at March 31, 1996.

     LICENSE AND ROYALTY COMMITMENTS - The Company has entered into license agreements with certain corporations and universities which require the Company to pay royalties based on a percentage of revenues from sales of certain products and royalties from sublicenses granted by the Company. Amounts paid under these agreements were approximately $127,000, $117,000 and $180,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

10.  STOCK OPTIONS AND AWARDS

     During fiscal 1996, the Board of Directors approved, subject to shareholder approval, the Stock Option Plan for Non-Employee Directors (the Director
     Plan), which provides for the granting of stock options to non-employee directors of the Company. The Company's Amended and Restated 1989 Non-Qualified Stock Option Plan (the 1989 Plan), Amended and Restated 1990 Omnibus Stock Option Plan (the 1990 Plan) and 1992 Non-Qualified Stock Option Plan (the 1992 Plan) provide for the granting of stock options to employees, officers and directors of, and consultants to, the Company. Nonqualified options to purchase up to 225,000 shares of the Company's common stock may be granted under the 1989 Plan, nonqualified and incentive options to purchase up to 1,500,000 shares of the Company's common stock may be granted under the 1990 Plan, nonqualified options to purchase up to 1,000,000 shares of the Company's common stock may be granted under the 1992 Plan and nonqualified options to purchase up to 150,000 shares of the Company's common stock may be granted under the Director Plan. Unless sooner terminated, the 1989 Plan will terminate on July 18, 1999, the 1990 Plan will terminate on September 19, 2000, the 1992 Plan will terminate on November 11, 2002 and the Director Plan will terminate on March 18, 2006.

     The Compensation Committee of the Board of Directors administers the 1989 Plan, the 1990 Plan and the 1992 Plan and determines who is to receive options and the exercise price and terms of such options. The Board of Directors administers the Director Plan. The option exercise price of stock options granted under the 1989 Plan, the 1990 Plan and the Director Plan may not be less than 100% of the fair market value of the common stock on the date of grant. Under the terms of the 1992 Plan, the option exercise price may be below the fair market value, but not below par value, of the underlying stock at the time the option is granted.

     The 1989 Plan, the 1990 Plan and the 1992 Plan also provide that the Compensation Committee may grant Limited Stock Appreciation Rights (LSARs) with respect to all or any portion of the shares covered by stock options granted to directors and executive officers. LSARs may be granted with the grant of a nonqualified stock option or at any time during the term of such option but may only be granted with the grant of an incentive stock option. The grant of LSARs will not be effective until six months after their date of grant. Upon the occurrence of certain triggering events, the options with respect to which LSARs have been granted shall become immediately exercisable and the persons who have received LSARs will automatically receive a cash payment in lieu of shares. Through March 31, 1996, LSARs have been granted under the 1990 Plan with respect to options to purchase 425,750 shares.

     During fiscal 1992, the Company adopted the 1991 Restricted Common Stock Award Plan (the Award Plan). The Award Plan provides for the award to certain eligible employees, officers and directors of, and consultants to, the Company of up to a maximum of 250,000 shares of common stock. The Award Plan is administered by the Compensation Committee. Awards generally vest over five years. Through March 31, 1996, 1995 and 1994, an aggregate of 77,000, 77,000 and 49,000 shares of common stock, respectively, have been awarded under the Award Plan, of which 13,200, 7,900 and 5,200 shares vested and were issued during the years ended March 31, 1996, 1995 and 1994, respectively. In addition, 5,000, 6,900 and 1,200 shares were canceled during the years ended March 31, 1996, 1995 and 1994, respectively. The Award Plan will terminate on November 15, 2001, unless sooner terminated by the Board of Directors.

     The Company has reserved a total of 2,271,827 shares of common stock for issuance under the five plans.

     A summary of option activity under the 1989, 1990, 1992 and Director Plans is as follows:

                                                             Exercise
                                     Number                   Price
                                       of                      Per
                                     Shares                   Share
Balance, April 1, 1993              1,576,328             $.04 - $21.00

 Granted                              346,000              .56 -   8.50
 Exercised                           (350,865)             .04 -   1.00
 Canceled                            (242,962)             .56 -  21.00
                                   -----------

Balance, March 31, 1994             1,328,501              .56 -  21.00

 Granted                            1,210,765             2.01 -   7.00
 Exercised                            (43,847)             .56 -   1.00
 Canceled                          (1,038,126)             .60 -  21.00
                                   -----------

Balance, March 31, 1995             1,457,293              .56 -  14.875

 Granted                              445,450             2.81 -  10.31
 Exercised                            (60,199)             .56 -   3.69
 Canceled                            (106,540)            1.00 -   9.13
                                   -----------

Balance, March 31, 1996             1,736,004             $.56 - $14.875
                                   ===========

     During fiscal 1995, a significant number of outstanding options were canceled in exchange for the grant of fewer options with an exercise price equal to the fair market value of the common stock on the date of grant of $3.69 per share. These options vest over three years. Other options granted generally vest over four years, except options granted under the Director Plan which vest after six months. At March 31, 1996, options to purchase 611,926 shares were exercisable under the above-mentioned plans.

     For certain stock options granted and awards made, the Company recognizes, as compensation expense, the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such stock options over the aggregate exercise price thereof and in connection with stock awards the fair market value of the Company's common stock on the date of the award. This compensation expense is amortized ratably over the vesting period of each stock option and stock award. For the years ended March 31, 1996, 1995 and 1994, compensation expense of $179,367, $331,121 and
     $1,050,487, respectively, was recorded and will aggregate a maximum of $282,995 over the remaining terms of such stock options granted and stock awards made.

11.  SUBSEQUENT EVENT

     In May 1996, the Company completed a direct public offering of 2,300,000 shares of its common stock at $10.00 per share. Net proceeds to the Company were approximately $22,930,000.

                                  * * * * * *

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     (a) Directors. The information with respect to directors required by this item is incorporated herein by reference to pages 2, 3, 12 and 18-20 of the Registrant's Proxy Statement dated June 28, 1996 for the Registrant's annual shareholders' meeting to be held on July 25, 1996 (the "1996 Proxy Statement").

     (b)      Executive Officers.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Registrant, who are elected to serve at the pleasure of the Board of Directors, are as follows:

Name                  Age                  Position
- ----                  ---                  --------
Richard F. Pops        34       Chief Executive Officer and Director

Robert A. Breyer       52       President, Chief Operating Officer and Director

Raymond Bartus         49       Senior Vice President, Neurobiolgy

Michael J. Landine     42       Senior Vice President, Chief Financial Officer
                                and Treasurer

Don G. Burstyn         41       Vice President, Regulatory Affairs

J. Duncan Higgons      41       Vice President, Business Development

Scott D. Putney        42       Vice President, Molecular Biology

James L. Wright        48       Vice President, Pharmaceutical Development

     Mr. Pops has been Chief Executive Officer and a Director of the Registrant since February 1991. From February 1991 to June 1994, Mr. Pops was also President of the Registrant. Mr. Pops currently serves on the Board of Directors of the Biotechnology Industry Organization (BIO) and The Brain Tumor Society (a non-profit organization).

     Mr. Breyer has been President and Chief Operating Officer and a Director of the Registrant since July 1994. From August 1991 to December 1993, Mr. Breyer was President and General Manager of Eli Lilly Italy, a subsidiary of Eli Lilly & Co. From September 1987 to August 1991, he was Senior Vice President, Marketing and Sales of IVAC Corporation, a medical device company and a subsidiary of Eli Lilly & Co.

     Dr. Bartus has served as Senior Vice President, Neurobiology of the Registrant since November 1992. From June 1988 to November 1992, Dr. Bartus held various positions with Cortex Pharmaceuticals, Inc., most recently as Executive Vice President and Chief Operating Officer. He holds an M.S. in Experimental Psychology and a Ph.D. in Physiological Psychology from North Carolina State University.

     Mr. Landine has been the Chief Financial Officer of the Registrant since March 1988. From March 1988 to December 1994, he also served as a Vice President, and since December 1994 as a Senior Vice President. He has also been Treasurer of the Registrant since April 1991. He is currently an advisor to Walker Magnetics Group, an international manufacturer of industrial equipment. Mr. Landine is a certified public accountant.

     Dr. Burstyn became Vice President, Regulatory Affairs in October 1993. From 1987 to 1993, Dr. Burstyn was employed in various capacities at Biogen, Inc., most recently as Director, Development Operations. Dr. Burstyn received his B.S., M.S. and Ph.D. from the University of Maryland.

     Mr. Higgons became Vice President, Business Development in December 1994. From 1986 to 1994, he was employed in various capacities at IVAC Corporation, most recently as Senior Director of Sales, Western Area.

     Dr. Putney has been Vice President, Molecular Biology since October 1991. From 1985 to October 1991, Dr. Putney served as Director of Molecular Biology at Repligen Corporation, a biotechnology company, and from 1988 to October 1991, Dr. Putney was also a Vice President at Repligen Corporation. Dr. Putney received a B.S. in Biology and a B.A. in Chemistry from the University of California, Irvine and a Ph.D. in Chemistry from the Massachusetts Institute of Technology.

     Dr. Wright became Vice President, Pharmaceutical Development in December 1994. From 1989 to 1994, he was employed at Boehringer Ingelheim Pharmaceuticals, Inc., most recently as a Director. Dr. Wright received a B.A. in Chemistry and Biology from the University of California, Santa Barbara, and an M.S. in Pharmacy and a Ph.D. in Pharmacy from the University of Wisconsin.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The information required under this item is incorporated herein by reference to pages 6 through 17 of the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     The information required by this item is incorporated herein by reference to pages 18 through 20 of the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required by this item is incorporated herein by reference to page 20 of the 1996 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ----------------------------------------------------
          ON FORM 8-K
          -----------

             (a)  Documents filed as part of the Report:

                  (1) Consolidated Financial Statements of the Registrant and Independent Auditors' Report thereon:

                       Consolidated Balance Sheets, March 31, 1996 and 1995.

                       Consolidated Statements of Operations for the Years Ended March 31, 1996, 1995 and 1994.

                       Consolidated Statements of Shareholders' Equity for the Years Ended March 31, 1996, 1995 and 1994.

                       Consolidated Statements of Cash Flows for the Years Ended March 31, 1996, 1995 and 1994.

                       Notes to Consolidated Financial Statements.


                  (2)  Financial Statement Schedules:

                       Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.


                  (3)  Exhibits

Exhibit No.
- ----------

     3.1(a) Second Amended and Restated Articles of Incorporation of Alkermes,
            Inc. effective July 23, 1991. (Incorporated by reference to Exhibit 4.1(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1991).

     3.1(b) Statement of Change of Registered Office of Alkermes, Inc. effective
            July 23, 1991. (Incorporated by reference to Exhibit 4.1(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30,
            1991).

     3.1(c) Amendment to Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on November 1, 1991. (Incorporated by reference to Exhibit 4.1(c) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1991).

     3.1(d) Amendment to the Second Amended and Restated Articles of
            Incorporation, as amended, as filed with the Pennsylvania Secretary of State on February 12, 1993. (Incorporated by reference to Exhibit 4.1(d) to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1992).

     3.2 Amended and Restated By-Laws of Alkermes, Inc., effective as of July 1, 1994. (Incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30,
            1994).

     4.1 Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-40250)).

     4.2 Form of 1992 Warrant to purchase 2,800 shares of the Registrant's Common Stock. (Incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-K for the fiscal year ended March 31,
            1992).

     4.3 Form of 1995 Warrant to purchase 300 shares of the Registrant's Common Stock. (Incorporated by reference to Exhibit 4.3 to the Registrant's Report on Form 10-K for the fiscal year ended March 31,
            1992).

     4.4 Form of Global Warrant Certificate for 1994 Class A Warrants. (Incorporated by reference to Exhibit 4.6 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994).

     4.5 Form of Global Warrant Certificate for 1994 Class B Warrants. (Incorporated by reference to Exhibit 4.7 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994).

     4.6 Form of Global Warrant Certificate for 1994 Affiliate Warrants. (Incorporated by referenced to Exhibit 4.8 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994).

     4.7 Form of Global Warrant Certificate for 1994 Incentive Warrants. (Incorporated by reference to Exhibit 4.9 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994).

     4.8 Warrant Agreement, dated as of November 18, 1994, by and between the Registrant and The First National Bank of Boston. (Incorporated by reference to Exhibit 4.10 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994).

     10.1 Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-44752)).+

     10.2 Amended and Restated 1990 Omnibus Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995).+

     10.3 1991 Restricted Common Stock Award Plan. (Incorporated by reference to Exhibit 4.2(a) to the Registrant's Registration Statement on Form S-8 (File No. 33-44752)).+

     10.4 1992 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932)).+

     10.5     Stock Option Plan for Non-Employee Directors.+

     10.6 Lease, dated as of September 18, 1991, between Forest City 64 Sidney Street, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.19 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992).

     10.6(a) First Amendment of Lease, dated September 18, 1992, between Forest City 64 Sidney Street, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932)).

     10.7 Lease, dated as of March 16, 1990, between Forest City 64 Sidney Street, Inc. and Enzytech, Inc. (Incorporated by reference to
              Exhibit 10.25 to the Registrant's Registration Statement on
              Form S-4, as amended (File No. 33-54932)).

     10.8 Product Development Agreement, dated as of March 6, 1992, between the Partnership and the Registrant. (Incorporated by reference to Exhibit 10.21 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992).

     10.9 Purchase Agreement, dated as of March 6, 1992, by and among the Registrant and each of the Limited Partners, from time to time, of the Partnership. (Incorporated by reference to Exhibit 10.22 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992).

     10.10 Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992. (Incorporated by reference to Exhibit 10.23 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992).

     10.10(a) Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of
              Limited Partnership, dated as of September 29, 1992. (Incorporated by reference to Exhibit 10.22(a) to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932)).

     10.10(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of
              Limited Partnership, dated as of March 30, 1993. (Incorporated by reference to Exhibit 10.22(b) to the Registrant's Registration Statement on Form S-3, as amended (File No. 33-64964)).

     10.11 Class A Note of Alkermes Development Corporation II, dated April 10, 1992, to PaineWebber Development Corporation in the amount of $100.00. (Incorporated by reference to Exhibit 10.24 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992).

     10.12 License Agreement, dated February 5, 1990, between Enzytech, Inc. and Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932)).*

     10.13 Development and License Agreement, dated February 4, 1992, between Enzytech, Inc. and Schering Corporation. (Incorporated by reference to Exhibit 10.38 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932)).*

     10.13(a) Amendment to Development and License Agreement, dated July 26,
              1995, between Alkermes Controlled Therapeutics, Inc. and Schering Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended June 30,
              1995).**

     10.14 Prepaid Royalty Agreement, dated July 26, 1995, between Alkermes Controlled Therapeutics, Inc. and Schering Corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995).**

     10.15 Collaborative Development Agreement, dated as of January 9, 1995, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994).****

     10.16 Note Purchase Agreement, dated as of January 9, 1995, by the between the Registrant and Genentech, Inc. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994).

     10.17 Convertible Promissory Note of the Registrant dated January 31, 1995. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994).

     10.18 Development Agreement, dated as of December 23, 1993, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International.++

     10.18(a) First Amendment to Development Agreement, dated as of December 23,
              1993, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International.++

     10.19 License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (United States).++

     10.20 License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except United States).++

     10.21 Loan Agreement, dated December 30, 1993, among the Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited. (Incorporated by reference to Exhibit 10.33 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1993).

     10.21(a) Amendment No. 1 to Loan Agreement, dated as of December 31, 1994, among the Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited.

     10.21(b) Amendment to Loan Agreement, dated as of December 29, 1995, by and among Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995).

     10.22 Amended and Restated Note, dated December 29, 1995, by Registrant and Alkermes Investments, Inc. to The Daiwa Bank, Limited. (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995).

     10.23 Loan Agreement, dated November 19, 1992, between Fleet Bank of Massachusetts, N.A. and the Registrant. (Incorporated by reference to Exhibit 10.33 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932)).

     10.23(a) Loan Modification Agreement, dated as of November 24, 1993, between Fleet Bank of Massachusetts, N.A. and the Registrant. (Incorporated by reference to Exhibit 10.27(a) to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1993).

     10.23(b) Second Loan Modification Agreement, dated as of December 23,
              1994, between Fleet Bank of Massachusetts, N.A. and the Registrant. (Incorporated by reference to Exhibit 10.19(b) to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994).

     10.23(c) Third Loan Modification Agreement, dated as of February __, 1995, between the Registrant and Fleet Bank of Massachusetts, N.A.

     10.23(d) Letter Agreement, dated August 18, 1995, between the Registrant and Fleet Bank of Massachusetts, N.A.++

     10.23(e) Modification Agreement, dated as of December 19, 1995, by and between Registrant and Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995).

     10.24 Promissory Note of the Registrant, dated December 23, 1994, to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to
              Exhibit 10.20 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994).

     10.25 Promissory Note, dated December 19, 1995, by Registrant to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit
              10.2 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995).

     10.26 Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-40250)).+

     10.27 Employment Agreement, entered into as of June 13, 1994, by and between Robert A. Breyer and the Registrant. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1994).+

     11       Statement re: computation of per share earnings.

     21       Subsidiaries of the Registrant.

     22       Proxy Statement dated June 28, 1996.

     23       Consent of Deloitte & Touche LLP.

     27       Financial Data Schedule.

* Confidential status has been granted for certain provisions thereof pursuant to a Commission Order granted January 8, 1993. Such provisions have been filed separately with the Commission.

** Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 19, 1995. Such provisions have been filed separately with the Commission.

*** Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted March 24, 1995. Such provisions have been filed separately with the Commission.

++ Confidential status has been requested for certain portions thereof. Such provisions have been filed separately with the Commission.

+ Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.


          (b) Since the beginning of the quarter ended March 31, 1996, the Registrant filed a report on Form 8-K, dated March 11, 1996, reporting under Item 5, the completion of an acquisition of certain technology and assets owned or used by Medisorb Technologies International L.P. on March 8, 1996.


                                  UNDERTAKING

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8, Nos. 33-44752, 33-58330 and 33-97468.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALKERMES, INC.


June  28, 1996                By:  /s/ Richard F. Pops
                                  ----------------------------------------
                                 Richard F. Pops
                                 Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                             Title                          Date
- ---------                             -----                          ----


/s/ Michael A. Wall      Director and Chairman of the            June 28, 1996
- -----------------------  Board
Michael A. Wall

/s/ Richard F. Pops      Director and Chief Executive Officer    June 28, 1996
- -----------------------  (Principal Executive Officer)
Richard F. Pops

/s/ Michael J. Landine   Senior Vice President, Chief            June 28, 1996
- -----------------------  Financial Officer and
Michael J. Landine       Treasurer (Principal
                         Financial and Accounting
                         Officer)


/s/ Floyd Bloom          Director                                June 28, 1996
- ----------------------
Floyd Bloom


 /s/ Robert A. Breyer    President and Chief Operating           June 28, 1996
- -----------------------  Officer and Director
Robert A. Breyer

 /s/ John K. Clarke      Director                                June 28, 1996
- -----------------------
John K. Clarke



/s/ Robert S. Langer     Director                                June 28, 1996
- -----------------------
Robert S. Langer


/s/ Alexander Rich       Director                                June 28, 1996
- -----------------------
Alexander Rich


/s/ Paul Schimmel        Director                                June 28, 1996
- -----------------------
Paul Schimmel