Form 10-Q
period 1996-06-30
ALKERMES INC
filed 1996-08-13
CIK 874663

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transaction period from            to
                                        ----------    ----------

Commission file number 0-19267

                               ALKERMES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                                   23-2472830
- ----------------------------------------------         -------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)

       64 Sidney Street, Cambridge, MA                        02139-4136
- ----------------------------------------------         -------------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number including area code: (617) 494-0171
                                                   -----------------------------

                               Not Applicable
- --------------------------------------------------------------------------------
           Former name, former address, and former fiscal year,
                        if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No
                                              -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Shares Outstanding as of August 7, 1996
             -----                       ---------------------------------------

  Common Stock, par value $.01                           18,422,068

                       ALKERMES, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----
                                                                                  Page No.
                                                                                  --------
PART I - FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

                   Consolidated Balance Sheets                                        3
                   - June 30, 1996 and March 31, 1996

                   Consolidated Statements of Operations                              4
                   - Three months ended June 30, 1996 and 1995

                   Consolidated Statement of Shareholders' Equity                     5
                   - Three months ended June 30, 1996

                   Consolidated Statements of Cash Flows                              6
                   - Three months ended June 30, 1996 and 1995

                   Notes to Consolidated Financial Statements                         7

          Item 2.  Management's Discussion and Analysis of                            8
                   Financial Condition and Results of Operations

PART II - OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders               11

          Item 6.  Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                           14

EXHIBIT INDEX                                                                        15

                                     (2)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

                         ALKERMES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)

                                                                                     June 30,         March 31,
                                                                                       1996              1996
                                                                                   -------------     -------------
                                                      A S S E T S
Current Assets:
      Cash and cash equivalents                                                    $     783,239     $     445,150
      Short-term investments                                                          47,869,424        31,929,214
      Prepaid expenses and other current assets                                        2,351,368         1,957,477
                                                                                   -------------     -------------
           Total current assets                                                       51,004,031        34,331,841
                                                                                   -------------     -------------
Property, Plant and Equipment:
      Land                                                                               225,000           225,000
      Building                                                                         1,275,000         1,275,000
      Furniture, fixtures and equipment                                               10,343,677         9,864,501
      Leasehold improvements                                                           2,155,760         2,008,193
      Construction in progress                                                                --           147,326
                                                                                   -------------     -------------
                                                                                      13,999,437        13,520,020
           Less accumulated depreciation and amortization                             (5,623,947)       (5,097,882)
                                                                                   -------------     -------------
                                                                                       8,375,490         8,422,138
                                                                                   -------------     -------------
Investments                                                                            1,380,833         1,372,789
                                                                                   -------------     -------------
Other Assets                                                                             705,733           747,377
                                                                                   -------------     -------------
Other Investments                                                                        658,093           877,928
                                                                                   -------------     -------------
                                                                                   $  62,124,180     $  45,752,073
                                                                                   =============     =============


                            L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

Current Liabilities:
      Accounts payable and accrued expenses                                        $   2,189,920     $   3,522,178
      Long-term obligations--current portion                                           2,926,417         2,925,756
                                                                                   -------------     -------------
           Total current liabilities                                                   5,116,337         6,447,934
                                                                                   -------------     -------------
Long-Term Obligations                                                                  9,146,248         9,876,347
                                                                                   -------------     -------------
Other Long-Term Liabilities                                                            1,043,437           915,241
                                                                                   -------------     -------------
Deferred Revenue                                                                       5,000,000         5,000,000
                                                                                   -------------     -------------
Shareholders' Equity:
      Capital stock, par value $.01 per share:
        Authorized, 5,000,000 shares; none issued
      Common stock, par value $.01 per share:
        Authorized 40,000,000 shares; issued 18,365,146 shares at
        June 30, 1996 and 15,966,942 shares at March 31, 1996                            183,651           159,669
      Additional paid-in capital                                                     147,585,794       124,239,023
      Receivable for warrants and deferred compensation                                 (239,721)         (317,682)
      Cumulative foreign currency translation adjustments                                (17,220)          (24,354)
      Unrealized gain on marketable securities                                           296,250           502,500
      Accumulated deficit                                                           (105,990,596)     (101,046,605)
                                                                                   -------------     -------------
           Total shareholders' equity                                                 41,818,158        23,512,551
                                                                                   -------------     -------------
                                                                                   $  62,124,180     $  45,752,073
                                                                                   =============     =============

See notes to consolidated financial statements.

                                     (3)

                         ALKERMES, INC. AND SUBSIDIARIES


                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                                                        Three Months      Three Months
                                                           Ended             Ended
                                                          June 30,          June 30,
                                                            1996             1995
                                                        ------------      ------------
Revenues:
     Research and development revenue under
        collaborative arrangements                       $ 2,476,909      $   845,617
     Research and development revenue under
        collaborative arrangement with related party       1,415,313        2,613,509
     Interest income                                         527,728          372,030
                                                         -----------      -----------
                                                           4,419,950        3,831,156
                                                         -----------      -----------
Expenses:
     Research and development                              6,613,399        5,002,143
     General and administrative                            2,443,131        1,092,582
     Interest expense                                        307,411          205,571
                                                         -----------      -----------
                                                           9,363,941        6,300,296
                                                         -----------      -----------

Net loss                                                 $(4,943,991)     $(2,469,140)
                                                         ===========      ===========

Net loss per weighted average number of common
  shares                                                 $     (0.29)     $     (0.18)
                                                         ===========      ===========

Weighted average number of common shares
  outstanding                                             17,325,561       13,574,168
                                                         ===========      ===========

See notes to consolidated financial statements.


                                      (4)

                       ALKERMES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                           (Unaudited)
                                                                                                  Receivable       Cumulative
                                                            Common Stock         Additional      for Warrants   Foreign Currency
                                                         -------------------       Paid-in       and Deferred      Translation
                                                         Shares       Amount       Capital       Compensation      Adjustments
                                                         ------       ------     ----------      ------------      -----------
Balance, April 1, 1996                                 15,966,942    $159,669   $124,239,023      $(317,682)        $(24,354)
Issuance of common stock 4/96 through 6/96,
   net of issuance costs of $65,000                     2,398,204      23,982     23,346,771             --               --
Amortization of receivable for warrants                        --          --             --         34,687               --
Amortization of compensation relating to grant
   of stock options and awards made                            --          --             --         43,274               --
Unrealized loss on marketable securities                       --          --             --             --               --
Cumulative foreign currency translation adjustments            --          --             --             --            7,134
Net loss for period                                            --          --             --             --               --
                                                       ----------    --------   ------------      ---------         --------
Balance, June 30, 1996                                 18,365,146    $183,651   $147,585,794      $(239,721)        $(17,220)
                                                       ==========    ========   ============      =========         ========
                                                           Unrealized
                                                           Gain (Loss)
                                                          on Marketable    Accumulated
                                                           Securities        Deficit            Total
                                                           ----------        -------            -----
Balance, April 1, 1996                                      $ 502,500     $(101,046,605)     $23,512,551
Issuance of common stock 4/96 through 6/96,
   net of issuance costs of $65,000                                --                --       23,370,753
Amortization of receivable for warrants                            --                --           34,687
Amortization of compensation relating to grant
   of stock options and awards made                                --                --           43,274
Unrealized loss on marketable securities                     (206,250)               --         (206,250)
Cumulative foreign currency translation adjustments                --                --            7,134
Net loss for period                                                --        (4,943,991)      (4,943,991)
                                                            ---------     -------------      -----------
Balance, June 30, 1996                                      $ 296,250     $(105,990,596)     $41,818,158
                                                            =========     =============      ===========


See notes to consolidated financial statements.

                                     (5)

                       ALKERMES, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                                              Three Months     Three Months
                                                                                 Ended            Ended
                                                                                June 30,         June 30,
                                                                                  1996             1995
                                                                              ------------     ------------
Cash flows from operating activities:
   Net loss                                                                   $ (4,943,991)    $(2,469,140)
   Adjustments to reconcile net loss to net cash used by
        operating activities:
        Depreciation and amortization                                              570,772         409,945
        Amortization of amounts receivable for warrants and compensation
           relating to grant of stock options and awards made                       77,961         143,579
        Adjustments to other investments                                            13,585          36,894
        Changes in assets and liabilities:
             Prepaid expenses and other current assets                            (394,631)       (266,448)
             Accounts payable and accrued expenses                              (1,328,656)       (276,937)
             Deferred revenue from Alkermes Clinical Partners, L.P.                     --      (1,212,000)
             Other long-term liabilities                                           128,196          15,403
                                                                              ------------     -----------
                  Net cash used by operating activities                         (5,876,764)     (3,618,704)
                                                                              ------------     -----------

Cash flows from investing activities:
   Additions to property, plant and equipment, net                                (486,563)       (761,334)
   (Purchases) sales of short-term investments, net                            (15,940,210)        307,208
   (Purchases) sales of investments, net                                            (8,044)            487
   Investment in Alkermes Clinical Partners, L.P.                                       --        (113,463)
   Other assets                                                                         --          30,000
   Repayment of loan to Alkermes Clinical Partners, L.P.                                --       4,735,000
                                                                              ------------     -----------
                  Net cash (used by) provided by investing activities          (16,434,817)      4,197,898
                                                                              ------------     -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                  23,370,753          11,397
   Payment of long-term obligations                                               (728,337)       (673,959)
                                                                              ------------     -----------
                  Net cash provided by (used by) financing activities           22,642,416        (662,562)
                                                                              ------------     -----------

Effect of exchange rate changes on cash                                              7,254          (1,285)
                                                                              ------------     -----------

Net increase (decrease) in cash and cash equivalents                               338,089         (84,653)
Cash and cash equivalents, beginning of period                                     445,150       1,086,627
                                                                              ------------     -----------
Cash and cash equivalents, end of period                                      $    783,239     $ 1,001,974
                                                                              ============     ===========
Supplementary information:
   Interest paid                                                              $    234,409     $   131,627
                                                                              ============     ===========


See notes to consolidated financial statements.


                                     (6)

                       ALKERMES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

The consolidated financial statements for the three month periods ended June 30, 1996 and 1995, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1996, which includes consolidated financial statements and notes thereto for the years ended March 31, 1996, 1995 and 1994. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II ("ADC II"), wholly owned subsidiaries of the Company.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. NEW ACCOUNTING PRONOUNCEMENTS
   -----------------------------

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. The Company adopted SFAS No. 121 in the quarter ended June 30, 1996. The adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective in fiscal 1997 for the Company. The Company intends to continue to account for its stock-based transactions with employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by SFAS No. 123 at March 31, 1997. Therefore the adoption of SFAS No. 123 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                                     (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes is developing sophisticated products based on innovative drug delivery technologies. Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sales of products. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. At June 30, 1996, the Company had an accumulated deficit of approximately $106 million.

The Company has funded its operations primarily through public offerings and private placements of equity securities, bank loans and payments under research and development agreements with collaborators, including Alkermes Clinical Partners, L.P. ("Clinical Partners"), a research and development limited partnership whose operations commenced in April 1992. The Company intends to develop its product candidates in collaboration with others on whom the Company will rely for funding, development, manufacturing and/or marketing.

FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions which it believes to be reasonable, the Company's business is subject to significant risks and there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) the Company and its collaborators could not be permitted by regulatory authorities to undertake additional clinical trials for RMP-7[Trademark], ProLease[Registered Trademark] or Medisorb[Registered Trademark]; (ii) product candidates could be ineffective or unsafe during clinical trials; (iii) difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (iv) even if product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties; (v) technological change in the biotechnology or pharmaceutical industries could render the Company's product candidates obsolete or noncompetitive; (vi) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease and Medisorb technologies, which are not independently commercializable; (vii) disputes with Clinical Partners over rights to the RMP[Trademark] technology and RMP-7, or the Company could fail to purchase this technology from Clinical Partners, or, if the Company did purchase RMP technology from Clinical Partners (a) in shares of the Company's common stock, the Company's shareholders would be substantially diluted or (b) in cash, the Company's capital resources would be substantially depleted; and (viii) difficulties or set-backs in obtaining and enforcing Alkermes' patents and with the patent rights of others.

                                     (8)

RESULTS OF OPERATIONS

The Company's research and development revenue under collaborative arrangement with related party for the three months ended June 30, 1996 was $1,415,313 compared to $2,613,509 for the corresponding period of the prior year. This revenue was received from Clinical Partners under a product development agreement entered into in March 1992. The decrease in such revenue for the three months ended June 30, 1996 as compared to the corresponding period of the prior year was a result of the completion of the funding pursuant to the product development agreement. The Company's research and development revenue under collaborative arrangements for the three months ended June 30, 1996 was $2,476,909 compared to $845,617 for the corresponding period of the prior year. The increase in such revenue for the three months ended June 30, 1996 as compared to the corresponding periods of the prior year was mainly a result of the funding received under a new collaborative agreement related to the Company's Medisorb technology.

Interest income for the three months ended June 30, 1996 was $527,728 compared to $372,030 for the corresponding period of the prior year. The increase in such revenue for the three months ended June 30, 1996 as compared to the corresponding period of the prior year was primarily a result of the investment of the net proceeds of approximately $22.9 million received upon the consummation of the public offering of the Company's common stock in May 1996.

The Company's total operating expenses were $9,363,941 for the three months ended June 30, 1996 as compared to $6,300,296 for the three months ended June 30, 1995. Research and development expenses for the three months ended June 30, 1996 were $6,613,399 compared to $5,002,143 for the corresponding period of the prior year. The increase in research and development expenses for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 was mainly the result of salary and related benefits and other operating costs associated with the acquisition of the Medisorb technology and certain related assets in March 1996. During such period, there was also an increase in purchases of lab supplies and clinical expenses related primarily to the Company's RMP-7, ProLease and Medisorb programs, partially offset by a reduction in the preclinical costs of the Company's RMP-7 program which were completed during the prior year.

General and administrative expenses for the three months ended June 30, 1996 were $2,443,131 compared to $1,092,582 for the corresponding period of the prior year. The increase in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 was mainly the result of non-cash charges related to the write-down of the Company's investment in Clinical Partners and an increase in patent legal costs. In addition, there were salary and related benefits and other operating costs associated with the acquisition of the Medisorb technology and certain related assets in March 1996.

The Company does not believe that inflation and changing prices have had a material impact on its results of operations.

                                     (9)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had current assets totaling $51,004,031, primarily consisting of $783,239 in cash and cash equivalents and $47,869,424 in Government obligations having a maturity of less than one year; and current liabilities of $5,116,337. The Company's short-term investment objectives are, first, to assure conservation of principal, and second, to obtain investment income. As a result, the Company invests primarily in high grade government or government-backed securities.

In May 1996, the Company completed a public offering of 2,300,000 shares of its common stock at $10 per share. Net proceeds to the Company were approximately $22.9 million.

The Company's research and development costs to date have been financed primarily by sales of equity securities and research and development collaborative arrangements. The Company expects to incur significant research and development and other costs, including costs related to preclinical studies, clinical trials and facilities expansion. The research and development revenue from Clinical Partners ended during the quarter ended June 30, 1996. Such funding was not sufficient to complete clinical trials and seek regulatory approval of RMP-7. As a result, Alkermes intends to use its own resources to develop RMP-7, but may be forced to seek alternative sources of funding, including additional collaborators. Therefore, the Company expects that such research and development and other costs will exceed revenues significantly for the next several years, which will result in continuing losses from operations. The Company's capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of equity securities. The Company will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including equity offerings, bank borrowings, lease arrangements relating to fixed assets or other financing methods. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors.

The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing facilities and of commercialization activities and arrangements and the cost of product in-licensing and any possible acquisitions.

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


                                     (10)

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Registrant held on July 25, 1996 the holders of Common Stock approved the adoption of the Stock Option Plan for Non-Employee Directors. There were 14,761,743 votes for, and 548,787 votes against, the adoption, no broker non-votes and 19,298 abstentions.

Also at the Annual Meeting of Shareholders, the holders of Common Stock elected the following uncontested nominees for the office of director for a term of one year expiring on the date of the 1997 annual meeting or until their respective successors are duly elected and shall qualify:
                                    Votes                       Authority
Nominee                              For                        Withheld
- -------                              ---                        --------
Floyd E. Bloom                    15,311,304                     18,524
                                  ----------                     ------

Robert A. Breyer                  15,310,027                     19,801
                                  ----------                     ------

John K. Clarke                    15,311,340                     18,488
                                  ----------                     ------

Robert S. Langer                  15,311,445                     18,383
                                  ----------                     ------

Richard F. Pops                   15,310,445                     19,383
                                  ----------                     ------

Alexander Rich                    15,310,868                     18,960
                                  ----------                     ------

Paul Schimmel                     15,311,445                     18,383
                                  ----------                     ------

Michael A. Wall                   15,310,868                     18,960
                                  ----------                     ------

There were no abstentions or broker non-votes in the election of directors.

                                     (11)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:
                        Number                       Exhibit
                        ------                       -------

                        3.1(a) Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on July 23, 1991 (Incorporated by reference to Exhibit 4.1(a) to the Company's Report on Form 10-Q for the quarter ended June 30,
                                      1991).

                        3.1(b) Statement of Change of Registered Office, as filed with the Pennsylvania Secretary of State on July 23, 1991 (Incorporated by reference to Exhibit 4.1(b) to the Company's Report on Form 10-Q for the quarter ended June 30, 1991).

                        3.1(c) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on November 1, 1991. (Incorporated by reference to Exhibit 4.1(c) to the Company's Report on Form 10-Q for the quarter ended September 30, 1991).

                        3.1(d) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on February 12, 1993. (Incorporated by reference to Exhibit 4.1(d) to the Company's Report on Form 10-Q for the quarter ended December 31, 1992).

                        3.2 Amended and Restated By-Laws of Alkermes, Inc., effective as of July 1, 1994. (Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1994).

                        4.1 Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1, as amended (File No. 33-40250)).

                        4.2 Form of 1992 Warrant to purchase 2,800 shares of the Company's Common Stock. (Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992).

                        4.3 Form of 1995 Warrant to purchase 300 shares of the Company's Common Stock. (Incorporated by reference to Exhibit 4.3 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992).

                        4.4 Form of Global Warrant Certificate for 1994 Class A Warrants. (Incorporated by reference to Exhibit 4.6 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                                    (12)

                        Number                       Exhibit
                        ------                       -------

                        4.5 Form of Global Warrant Certificate for 1994 Class B Warrants. (Incorporated by reference to Exhibit 4.7 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                        4.6 Form of Global Warrant Certificate for 1994 Affiliate Warrants. (Incorporated by reference to Exhibit 4.8 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                        4.7 Form of Global Warrant Certificate for 1994 Incentive Warrants. (Incorporated by reference to Exhibit 4.9 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                        4.8 Warrant Agreement, dated as of November 18, 1994, by and between the Company and The First National Bank of Boston. (Incorporated by reference to Exhibit 4.10 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                        11            Statement regarding computation of per
                                      share loss.

                        27            Financial Data Schedule.

(b) The Registrant has filed no Reports on Form 8-K during the quarter ended June 30, 1996.


                                    (13)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ALKERMES, INC.
                                                (Registrant)



Date:  August 13, 1996                          By: /s/  Richard F. Pops
                                                   ----------------------
                                                    Richard F. Pops
                                                    Chief Executive Officer and
                                                     Director
                                                     (Principal Executive
                                                      Officer)


Date:  August 13, 1996                          By: /s/  Michael J. Landine
                                                   -------------------------
                                                    Michael J. Landine
                                                    Senior Vice President, Chief
                                                     Financial Officer and
                                                      Treasurer
                                                     (Principal Financial and
                                                      Accounting Officer)


                                    (14)

                                EXHIBIT INDEX


                        Exhibit
                        Number        Description
                        ------        -----------

                        3.1(a) Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on July 23, 1991 (Incorporated by reference to Exhibit 4.1(a) to the Company's Report on Form 10-Q for the quarter ended June 30,
                                      1991).

                        3.1(b) Statement of Change of Registered Office, as filed with the Pennsylvania Secretary of State on July 23, 1991 (Incorporated by reference to Exhibit 4.1(b) to the Company's Report on Form 10-Q for the quarter ended June 30, 1991).

                        3.1(c) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on November 1, 1991. (Incorporated by reference to Exhibit 4.1(c) to the Company's Report on Form 10-Q for the quarter ended September 30, 1991).

                        3.1(d) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on February 12, 1993. (Incorporated by reference to Exhibit 4.1(d) to the Company's Report on Form 10-Q for the quarter ended December 31, 1992).

                        3.2 Amended and Restated By-Laws of Alkermes, Inc., effective as of July 1, 1994. (Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1994).

                        4.1 Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1, as amended (File No. 33-40250)).

                        4.2 Form of 1992 Warrant to purchase 2,800 shares of the Company's Common Stock. (Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992).

                        4.3 Form of 1995 Warrant to purchase 300 shares of the Company's Common Stock. (Incorporated by reference to Exhibit 4.3 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992).

                                    (15)

                        Exhibit
                        Number        Description
                        ------        -----------

                        4.4 Form of Global Warrant Certificate for 1994 Class A Warrants. (Incorporated by reference to Exhibit 4.6 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                        4.5 Form of Global Warrant Certificate for 1994 Class B Warrants. (Incorporated by reference to Exhibit 4.7 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).


                        4.6 Form of Global Warrant Certificate for 1994 Affiliate Warrants. (Incorporated by reference to Exhibit 4.8 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                        4.7 Form of Global Warrant Certificate for 1994 Incentive Warrants. (Incorporated by reference to Exhibit 4.9 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                        4.8 Warrant Agreement, dated as of November 18, 1994, by and between the Company and The First National Bank of Boston. (Incorporated by reference to Exhibit 4.10 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                        11            Statement regarding computation of per
                                      share loss.

                        27            Financial Data Schedule.


                                    (16)