Form 10-Q
period 1996-09-30
ALKERMES INC
filed 1996-11-14
CIK 874663

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

        [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transaction period from __________ to __________

Commission file number 0-19267


                                 ALKERMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         PENNSYLVANIA                                          23-2472830
----------------------------------------                    -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


    64 Sidney Street, Cambridge, MA                            02139-4136
----------------------------------------                    -------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number including area code:  (617) 494-0171
                                                   ----------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Shares Outstanding as of November 8, 1996
             -----                     -----------------------------------------
Common Stock, par value $.01                        18,471,827

                         ALKERMES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION

          Item 1.    Consolidated Financial Statements

                     Consolidated Balance Sheets                           3
                     - September 30, 1996 and March 31, 1996

                     Consolidated Statements of Operations                 4
                     - Three months ended September 30, 1996 and 1995
                       Six months ended September 30, 1996 and 1995

                     Consolidated Statement of Shareholders' Equity        5
                     - Six months ended September 30, 1996

                     Consolidated Statements of Cash Flows                 6
                     - Six months ended September 30, 1996 and 1995

                     Notes to Consolidated Financial Statements            7

          Item 2.    Management's Discussion and Analysis of               8
                     Financial Condition and Results of Operations

PART II - OTHER INFORMATION

          Item 6.    Exhibits and Reports on Form 8-K                     11

SIGNATURES                                                                14

EXHIBIT INDEX                                                             15


                                      (2)

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:


                                  ALKERMES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)



                                                                     September 30,        March 31,
                                                                         1996              1996
                                                                     ------------      -------------

                               ASSETS
Current Assets:
     Cash and cash equivalents                                       $   4,666,212     $     445,150
     Short-term investments                                             43,528,307        31,929,214
     Prepaid expenses and other current assets                           3,304,047         1,957,477
                                                                     -------------     -------------
        Total current assets                                            51,498,566        34,331,841
                                                                     -------------     -------------
Property, Plant and Equipment:
     Land                                                                  225,000           225,000
     Building                                                            1,275,000         1,275,000
     Furniture, fixtures and equipment                                  10,688,835         9,864,501
     Leasehold improvements                                              2,159,765         2,008,193
     Construction in progress                                                 --             147,326
                                                                     -------------     -------------
                                                                        14,348,600        13,520,020
        Less accumulated depreciation and amortization                  (6,150,332)       (5,097,882)
                                                                     -------------     -------------
                                                                         8,198,268         8,422,138
                                                                     -------------     -------------
Investments                                                              1,380,833         1,372,789
                                                                     -------------     -------------
Other Assets                                                               657,733           747,377
                                                                     -------------     -------------
Other Investments                                                          451,155           877,928
                                                                     -------------     -------------
                                                                     $  62,186,555     $  45,752,073
                                                                     =============     =============


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                           $   2,444,141     $   3,522,178
     Long-term obligations--current portion                              3,926,696         2,925,756
                                                                     -------------     -------------
        Total current liabilities                                        6,370,837         6,447,934
                                                                     -------------     -------------
Long-Term Obligations                                                   12,415,499         9,876,347
                                                                     -------------     -------------
Other Long-Term Liabilities                                              1,173,260           915,241
                                                                     -------------     -------------
Deferred Revenue                                                         5,000,000         5,000,000
                                                                     -------------     -------------
Shareholders' Equity:
     Capital stock, par value $.01 per share:
       Authorized, 5,000,000 shares; none issued
     Common stock, par value $.01 per share:
       Authorized 40,000,000 shares; issued 18,448,011 shares at
       September 30, 1996 and 15,966,942 shares at March 31, 1996          184,480           159,669
     Additional paid-in capital                                        147,945,624       124,239,023
     Receivable for warrants and deferred compensation                    (196,448)         (317,682)
     Cumulative foreign currency translation adjustments                   (16,717)          (24,354)
     Unrealized gain on marketable securities                               90,000           502,500
     Accumulated deficit                                              (110,779,980)     (101,046,605)
                                                                     -------------     -------------
        Total shareholders' equity                                      37,226,959        23,512,551
                                                                     -------------     -------------
                                                                     $  62,186,555     $  45,752,073
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


                                      (3)

                         ALKERMES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)




                                                     Three Months     Three Months      Six Months      Six Months
                                                        Ended            Ended            Ended            Ended
                                                     September 30,    September 30,    September 30,   September 30,
                                                        1996             1995              1996             1995
                                                     ------------     -------------    -------------   -------------

Revenues:
   Research and development revenue under
     collaborative arrangements                      $ 3,437,956      $   552,482      $ 5,914,865      $ 1,398,099
   Research and development revenue under
     collaborative arrangement with related party           --          2,605,244        1,415,313        5,218,753
   Interest income                                       644,232          371,985        1,171,960          744,015
                                                     -----------      -----------      -----------      -----------
                                                       4,082,188        3,529,711        8,502,138        7,360,867
                                                     -----------      -----------      -----------      -----------

Expenses:
   Research and development                            6,942,545        5,037,279       13,555,944       10,039,422
   General and administrative                          1,626,487        1,203,330        4,069,618        2,295,912
   Interest expense                                      302,540          249,296          609,951          454,867
                                                     -----------      -----------      -----------      -----------
                                                       8,871,572        6,489,905       18,235,513       12,790,201
                                                     -----------      -----------      -----------      -----------

Net loss                                             $(4,789,384)     $(2,960,194)     $(9,733,375)     $(5,429,334)
                                                     ===========      ===========      ===========      ===========

Net loss per weighted average number of common
  shares                                             $     (0.26)     $     (0.22)     $     (0.54)     $     (0.40)
                                                     ===========      ===========      ===========      ===========

Weighted average number of common shares
  outstanding                                         18,416,041       13,726,702       17,873,780       13,650,851
                                                     ===========      ===========      ===========      ===========



See notes to consolidated financial statements.


                                      (4)

                         ALKERMES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   (Unaudited)

                                                                                                       Receivable
                                                              Common Stock          Additional        for Warrants
                                                              ------------            Paid-in         and Deferred
                                                           Shares      Amount         Capital         Compensation
                                                           ------      ------         -------         ------------


Balance, April 1, 1996                                  15,966,942    $159,669      $124,239,023        ($317,682)

Issuance of common stock 4/96 through 6/96,
   net of issuance costs of $65,000                      2,398,204      23,982        23,346,771               --

Amortization of receivable for warrants                         --          --                --           34,687

Amortization of compensation relating to grant
   of stock options and awards made                             --          --                --           43,274

Unrealized loss on marketable securities                        --          --                --               --

Cumulative foreign currency translation adjustments             --          --                --               --

Net loss for period                                             --          --                --               --
                                                        ----------------------------------------------------------
Balance, June 30, 1996                                  18,365,146     183,651       147,585,794         (239,721)

Issuance of common stock 7/96 through 9/96                  82,865         829           359,830               --

Amortization of compensation relating to grant
   of stock options and awards made                             --          --                --           43,273

Unrealized loss on marketable securities                        --          --                --               --

Cumulative foreign currency translation adjustments             --          --                --               --

Net loss for period                                             --          --                --               --
                                                        ----------------------------------------------------------
Balance, September 30, 1996                             18,448,011    $184,480      $147,945,624        ($196,448)
                                                        ==========================================================



                                                           Cumulative       Unrealized
                                                        Foreign Currency    Gain (Loss)
                                                           Translation     on Marketable     Accumulated
                                                           Adjustments      Securities         Deficit           Total
                                                           -----------      ----------         -------           -----

Balance, April 1, 1996                                      $(24,354)        $502,500    $(101,046,605)      $23,512,551

Issuance of common stock 4/96 through 6/96,
   net of issuance costs of $65,000                               --               --               --        23,370,753

Amortization of receivable for warrants                           --               --               --            34,687

Amortization of compensation relating to grant
   of stock options and awards made                               --               --               --            43,274

Unrealized loss on marketable securities                          --         (206,250)              --          (206,250)

Cumulative foreign currency translation adjustments            7,134               --               --             7,134

Net loss for period                                               --               --       (4,943,991)       (4,943,991)
                                                            -------------------------------------------------------------
Balance, June 30, 1996                                       (17,220)         296,250     (105,990,596)       41,818,158

Issuance of common stock 7/96 through 9/96                        --               --               --           360,659

Amortization of compensation relating to grant
   of stock options and awards made                               --               --               --            43,273

Unrealized loss on marketable securities                          --         (206,250)              --          (206,250)

Cumulative foreign currency translation adjustments              503               --               --               503

Net loss for period                                               --               --       (4,789,384)       (4,789,384)
                                                            -------------------------------------------------------------
Balance, September 30, 1996                                 $(16,717)         $90,000    $(110,779,980)      $37,226,959
                                                            =============================================================




See notes to consolidated financial statements.



                                      (5)

                         ALKERMES, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                                         Six Months      Six Months
                                                                            Ended           Ended
                                                                        September 30,    September 30,
                                                                            1996             1995
                                                                        -------------    -------------

Cash flows from operating activities:
  Net loss                                                               $( 9,733,375)    $( 5,429,334)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                                          1,136,331          820,820
     Amortization of amounts receivable for warrants and compensation
      relating to grant of stock options and awards made                      121,234          281,423
     Adjustments to other investments                                          14,273           59,995
     Changes in assets and liabilities:
       Prepaid expenses and other current assets                           (1,347,434)         238,674
       Accounts payable and accrued expenses                               (1,074,230)         156,201
       Deferred revenue from Alkermes Clinical Partners, L.P.                    --         (1,210,000)
       Other long-term liabilities                                            258,019           30,806
       Deferred revenue                                                          --          5,000,000
                                                                         ------------     ------------
         Net cash used by operating activities                            (10,625,182)         (51,415)
                                                                         ------------     ------------

Cash flows from investing activities:
  Additions to property, plant and equipment, net                            (839,059)      (1,130,347)
  Purchases of short-term investments, net                                (11,599,093)     (17,691,625)
  (Purchases) sales of investments, net                                        (8,044)       2,989,188
  Investment in Alkermes Clinical Partners, L.P.                                 --           (113,463)
  Other assets                                                                 10,500           40,500
  Repayment of loan to Alkermes Clinical Partners, L.P.                          --          4,735,000
                                                                         ------------     ------------
         Net cash used by investing activities                            (12,435,696)     (11,170,747)
                                                                         ------------     ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                              23,731,412       12,912,568
  Proceeds from issuance of long-term debt                                  5,000,000             --
  Payment of long-term obligations                                         (1,458,497)      (1,341,790)
                                                                         ------------     ------------
         Net cash provided by financing activities                         27,272,915       11,570,778
                                                                         ------------     ------------


Effect of exchange rate changes on cash                                         9,025           (4,398)
                                                                         ------------     ------------

Net increase in cash and cash equivalents                                   4,221,062          344,218
Cash and cash equivalents, beginning of period                                445,150        1,086,627
                                                                         ------------     ------------
Cash and cash equivalents, end of period                                 $  4,666,212     $  1,430,845
                                                                         ============     ============

Supplementary information:
  Interest paid                                                          $    334,172     $    257,446
                                                                         ============     ============



See notes to consolidated financial statements.


                                      (6)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  BASIS OF PRESENTATION
    ---------------------

The consolidated financial statements for the three and six month periods ended September 30, 1996 and 1995, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1996, which includes consolidated financial statements and notes thereto for the years ended March 31, 1996, 1995 and 1994. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II, wholly owned subsidiaries of the Company.

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

3.  LONG-TERM DEBT
    --------------

In September 1996, the Company amended its loan with an existing bank and increased the principal amount of the loan by $5,000,000, securing the existing and the additional principal amounts with the building and the real property pursuant to a mortgage and certain of the Company's equipment pursuant to a security agreement. The additional principal amount of the loan is payable over five years in equal monthly installments of $83,333, which commenced November 1, 1996 and bears interest at the fixed rate of 8.54% per annum. The financial covenants and the cash collateral remained the same under the terms of the amended loan agreement.


                                      (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes is developing sophisticated products based on innovative drug delivery technologies. Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sales of products. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. At September 30, 1996, the Company had an accumulated deficit of approximately $111 million.

The Company has funded its operations primarily through public offerings and private placements of equity securities, bank loans and payments under research and development agreements with collaborators, including Alkermes Clinical Partners, L.P. ("Clinical Partners"), a research and development limited partnership whose operations commenced in April 1992. Funding from Clinical Partners ended as of June 30, 1996. The Company intends to develop its product candidates in collaboration with others on whom the Company will rely for funding, development, manufacturing and/or marketing.

FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions which it believes to be reasonable, the Company's business is subject to significant risks and there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) the Company and its collaborators could not be permitted by regulatory authorities to undertake additional clinical trials for RMP-7[Trademark], ProLease[Registered Trademark] or Medisorb[Registered Trademark]; (ii) product candidates could be ineffective or unsafe during clinical trials; (iii) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (iv) even if product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (v) technological change in the biotechnology or pharmaceutical industries could render the Company's product candidates obsolete or noncompetitive; (vi) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease and Medisorb technologies, which are not independently commercializable could occur; (vii) disputes with Clinical Partners over rights to the RMP[Trademark] technology and RMP-7 could occur, or the Company could fail to purchase this technology from Clinical Partners, or, if the Company did purchase RMP technology from Clinical Partners (a) in shares of the Company's common stock, the Company's shareholders would be substantially diluted or (b) in cash, the Company's capital resources would be substantially depleted; and (viii) difficulties or set-backs in obtaining and enforcing Alkermes' patents and with the patent rights of others could occur.


                                      (8)

RESULTS OF OPERATIONS

The Company's research and development revenue under collaborative arrangement with related party for the three and six months ended September 30, 1996 was zero and $1,415,313 compared to $2,605,244 and $5,218,753 for the corresponding periods of the prior year. This revenue was received from Clinical Partners under a product development agreement for RMP-7 entered into in March 1992. The decrease in such revenue for the three and six months ended September 30, 1996 as compared to the corresponding periods of the prior year was a result of the completion of the funding pursuant to the product development agreement during the quarter ended June 30, 1996. Alkermes intends to use its own resources to develop RMP-7. The Company's research and development revenue under collaborative arrangements for the three and six months ended September 30, 1996 was $3,437,956 and $5,914,865 compared to $552,482 and $1,398,099 for the corresponding periods of the prior year. The increase in such revenue for the three and six months ended September 30, 1996 as compared to the corresponding periods of the prior year was mainly a result of the funding received under new or expanded collaborative agreements related to the Company's ProLease and Medisorb technologies.

Interest income for the three and six months ended September 30, 1996 was $644,232 and $1,171,960 compared to $371,985 and $744,015 for the corresponding periods of the prior year. The increase in such revenue for the three and six months ended September 30, 1996 as compared to the corresponding periods of the prior year was primarily a result of the investment of the net proceeds of approximately $22.9 million received upon the consummation of a public offering of the Company's common stock in May 1996.

The Company's total operating expenses were $8,871,572 and $18,235,513 for the three and six months ended September 30, 1996 as compared to $6,489,905 and $12,790,201 for the three and six months ended September 30, 1995. Research and development expenses for the three and six months ended September 30, 1996 were $6,942,545 and $13,555,944 compared to $5,037,279 and $10,039,422 for the corresponding periods of the prior year. The increase in research and development expenses for the three and six months ended September 30, 1996 as compared to the three and six months ended September 30, 1995 was mainly the result of salary and related benefits and other operating costs associated with the acquisition of the Medisorb technology and certain related assets in March 1996. During the three and six months ended September 30, 1996, there was also an increase in purchases of lab supplies and clinical expenses related primarily to the Company's RMP-7, ProLease and Medisorb programs, partially offset by a reduction in the preclinical costs of the Company's RMP-7 program which were completed during the prior year.

General and administrative expenses for the three and six months ended September 30, 1996 were $1,626,487 and $4,069,618 compared to $1,203,330 and $2,295,912 for the corresponding periods of the prior year. The increase in the three and six months ended September 30, 1996 as compared to the three and six months ended September 30, 1995 was mainly the result of salary and related benefits and other operating costs associated with the acquisition of the Medisorb technology and certain related assets in March 1996 as well as an increase in patent legal costs. In addition, there were non-cash charges related to the write-down of the Company's investment in Clinical Partners in the three months ended June 30, 1996.

The Company does not believe that inflation and changing prices have had a material impact on its results of operations.


                                      (9)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had current assets totaling $51,498,566, primarily consisting of $4,666,212 in cash and cash equivalents and $43,528,307 in Government obligations having a maturity of less than one year; and current liabilities of $6,370,837. The Company's short-term investment objectives are, first, to assure conservation of principal, and second, to obtain investment income. As a result, the Company invests primarily in high grade government or government-backed securities.

In September 1996, the Company amended its loan with an existing bank and increased the principal amount of the loan by $5,000,000, securing the existing and the additional principal amounts with the building and the real property pursuant to a mortgage and certain of the Company's equipment pursuant to a security agreement.

In May 1996, the Company completed a public offering of 2,300,000 shares of its common stock at $10 per share. Net proceeds to the Company were approximately $22.9 million.

The Company's research and development costs to date have been financed primarily by sales of equity securities and research and development collaborative arrangements. The Company expects to incur significant research and development and other costs, including costs related to preclinical studies, clinical trials and facilities expansion. The research and development revenue from Clinical Partners ended during the quarter ended June 30, 1996. Such funding was not sufficient to complete clinical trials and seek regulatory approval of RMP-7. As a result, Alkermes intends to use its own resources to develop RMP-7, but may be forced to seek alternative sources of funding, including additional collaborators. Therefore, the Company expects that its research and development and other costs will exceed revenues significantly for the next several years, which will result in continuing losses from operations. The Company's capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of equity securities. The Company will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including equity offerings, bank borrowings, lease arrangements relating to fixed assets or other financing methods. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors.

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



                                      (11)

        Number                     Exhibit
        ------                     -------

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

        4.8 Warrant Agreement, dated as of November 18, 1994, by and between the Company and The First National Bank of Boston. (Incorporated by reference to Exhibit 4.10 to the Company's Report on Form 10-Q for the quarter ended December 31,
                  1994).

        10.1 Allonge to Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant.

        10.2 Allonge to Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant.

        10.3      Letter Agreement, dated September 27, 1996, by and among
                  Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant.*

        10.4 Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.

        10.5 Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet National Bank.

        10.6 Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.



                                      (12)

           Number                     Exhibit
           ------                     -------
           10.7 Environmental Indemnity Agreement, dated as of September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.

           10.8 Promissory Note, dated September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.

           11       Statement regarding computation of per share loss.

           27       Financial Data Schedule.

* Confidential status has been requested for certain portions thereof. Such provisions have been filed separately with the Commission.

(b) The Registrant has filed no Reports on Form 8-K during the quarter ended September 30, 1996.


                                      (13)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ALKERMES, INC.
                                            (Registrant)



Date:  November 14, 1996                     By: /s/ Richard F. Pops
                                               ----------------------
                                                Richard F. Pops
                                                Chief Executive Officer
                                                  (Principal Executive Officer)


Date:  November 14, 1996                     By: /s/ Michael J. Landine
                                               ---------------------------------
                                                Michael J. Landine
                                                Senior Vice President, Chief
                                                 Financial Officer and Treasurer
                                                 (Principal Financial and
                                                   Accounting Officer)




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

     10.1 Allonge to Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant.

     10.2 Allonge to Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant.

     10.3 Letter Agreement, dated September 27, 1996, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. *

     10.4 Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.

     10.5 Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet National Bank.

     10.6 Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.


                                      (16)

     Exhibit
     Number    Description
     ------    -----------

     10.7 Environmental Indemnity Agreement, dated as of September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.

     10.8 Promissory Note, dated September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.

     11        Statement regarding computation of per share loss.

     27        Financial Data Schedule.

* Confidential status has been requested for certain portions thereof. Such provisions have been filed separately with the Commission.


                                      (17)