Form 10-Q
period 1996-12-31
ALKERMES INC
filed 1997-01-17
CIK 874663

                         SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1996

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the transaction period from __________ to __________

Commission file number 0-19267

                                 ALKERMES, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                            23-2472830
------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

    64 Sidney Street, Cambridge, MA                          02139-4136
---------------------------------------                  -----------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code:     (617) 494-0171
                                                   ----------------------

                                 Not Applicable
--------------------------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                           Shares Outstanding as of January 9, 1997
        -----                           ----------------------------------------
Common Stock, par value $.01                               18,543,309

                         ALKERMES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                     Page No.

PART I - FINANCIAL INFORMATION

                Item 1.    Consolidated Financial Statements

                           Consolidated Balance Sheets                                                    3
                           - December 31, 1996 and March 31, 1996

                           Consolidated Statements of Operations                                          4
                           - Three months ended December 31, 1996 and 1995
                             Nine months ended December 31, 1996 and 1995

                           Consolidated Statement of Shareholders' Equity                                 5
                           - Nine months ended December 31, 1996

                           Consolidated Statements of Cash Flows                                          6
                           - Nine months ended December 31, 1996 and 1995

                           Notes to Consolidated Financial Statements                                     7

                Item 2.    Management's Discussion and Analysis of                                        9
                           Financial Condition and Results of Operations

PART II - OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K                                                   13

SIGNATURES                                                                                                16

EXHIBIT INDEX                                                                                             17


                                      (2)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

                         ALKERMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                      December 31,            March 31,
                                                                                          1996                  1996
                                                                                      -------------        -------------

                                   A S S E T S

Current Assets:
      Cash and cash equivalents                                                       $     210,783        $     445,150
      Short-term investments                                                             42,464,335           31,929,214
      Receivables from collaborative arrangements                                         3,367,935              500,000
      Prepaid expenses and other current assets                                             894,539            1,457,477
                                                                                      -------------        -------------
           Total current assets                                                          46,937,592           34,331,841
                                                                                      -------------        -------------
Property, Plant and Equipment:
      Land                                                                                  225,000              225,000
      Building                                                                            1,275,000            1,275,000
      Furniture, fixtures and equipment                                                  11,148,987            9,864,501
      Leasehold improvements                                                              2,174,927            2,008,193
      Construction in progress                                                                   --              147,326
                                                                                      -------------        -------------
                                                                                         14,823,914           13,520,020
           Less accumulated depreciation and amortization                                (6,695,737)          (5,097,882)
                                                                                      -------------        -------------
                                                                                          8,128,177            8,422,138
                                                                                      -------------        -------------
Investments                                                                               1,371,192            1,372,789
                                                                                      -------------        -------------
Other Assets                                                                                620,233              747,377
                                                                                      -------------        -------------
Other Investments                                                                           554,070              877,928
                                                                                      -------------        -------------
                                                                                      $  57,611,264        $  45,752,073
                                                                                      =============        =============


        L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

Current Liabilities:
      Accounts payable and accrued expenses                                           $   2,368,478        $   3,522,178
      Long-term debt, current portion                                                     3,838,710            2,925,756
                                                                                      -------------        -------------
           Total current liabilities                                                      6,207,188            6,447,934
                                                                                      -------------        -------------
Long-Term Debt, less current portion                                                     11,610,721            9,876,347
                                                                                      -------------        -------------
Other Long-Term Liabilities                                                               1,303,083              915,241
                                                                                      -------------        -------------
Deferred Revenue                                                                          5,000,000            5,000,000
                                                                                      -------------        -------------
Shareholders' Equity:

      Capital stock, par value $.01 per share:
        Authorized, 5,000,000 shares; none issued
      Common stock, par value $.01 per share:
        Authorized 40,000,000 shares; issued 18,517,394 shares at
        December 31, 1996 and 15,966,942 shares at March 31, 1996                           185,174              159,669
      Additional paid-in capital                                                        148,273,154          124,239,023
      Receivable for warrants and deferred compensation                                    (153,175)            (317,682)
      Cumulative foreign currency translation adjustments                                     8,665              (24,354)
      Unrealized gain on marketable securities                                              193,125              502,500
      Accumulated deficit                                                              (115,016,671)        (101,046,605)
                                                                                      -------------        -------------
           Total shareholders' equity                                                    33,490,272           23,512,551
                                                                                      -------------        -------------
                                                                                      $  57,611,264        $  45,752,073
                                                                                      =============        =============





See notes to consolidated financial statements.

                                      (3)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months        Three Months       Nine Months          Nine Months
                                                               Ended                Ended             Ended                Ended
                                                            December 31,        December 31,       December 31,         December 31,
                                                                1996                1995               1996                 1995
                                                           ------------        ------------        ------------        ------------
Revenues:
     Research and development revenue under
        collaborative arrangements                         $  4,913,099        $    374,525         $10,827,964        $  1,772,624
     Research and development revenue under
        collaborative arrangement with related party                 --           2,679,595           1,415,313           7,898,348
     Interest income                                            591,945             616,268           1,763,905           1,360,283
                                                           ------------        ------------        ------------        ------------
                                                              5,505,044           3,670,388          14,007,182          11,031,255
                                                           ------------        ------------        ------------        ------------
Expenses:
     Research and development                                 7,657,829           4,873,939          21,213,773          14,913,361
     General and administrative                               1,683,749           1,305,913           5,753,367           3,601,825
     Interest expense                                           400,157             262,351           1,010,108             717,218
                                                           ------------        ------------        ------------        ------------
                                                              9,741,735           6,442,203          27,977,248          19,232,404
                                                           ------------        ------------        ------------        ------------

Net loss                                                   $( 4,236,691)       $( 2,771,815)       $(13,970,066)       $( 8,201,149)
                                                           ============        ============        ============        ============

Net loss per weighted average number of common
  shares                                                         ($0.23)             ($0.17)             ($0.77)             ($0.57)
                                                           ============        ============        ============        ============
Weighted average number of common shares
  outstanding                                                18,479,498          15,852,081          18,076,420          14,387,290
                                                           ============        ============        ============        ============

See notes to consolidated financial statements.


                                       (4)

                         ALKERMES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                                        Receivable
                                                                     Common Stock                   Additional         for Warrants
                                                                     ------------                    Paid-in           and Deferred
                                                              Shares              Amount             Capital           Compensation
                                                          -------------       -------------       -------------       -------------
Balance, April 1, 1996                                       15,966,942       $     159,669       $ 124,239,023       $    (317,682)
Issuance of common stock 4/96 through 6/96,
   net of issuance costs of $65,000                           2,398,204              23,982          23,346,771                --
Amortization of receivable for warrants                            --                  --                  --                34,687
Amortization of compensation relating to grant
   of stock options and awards made                                --                  --                  --                43,274
Unrealized loss on marketable securities                           --                  --                  --                  --
Cumulative foreign currency translation adjustments                --                  --                  --                  --
Net loss for period                                                --                  --                  --                  --
                                                          -------------       -------------       -------------       -------------
Balance, June 30, 1996                                       18,365,146             183,651         147,585,794            (239,721)

Issuance of common stock 7/96 through 9/96                       82,865                 829             359,830                --
Amortization of compensation relating to grant
   of stock options and awards made                                --                  --                  --                43,273
Unrealized loss on marketable securities                           --                  --                  --                  --
Cumulative foreign currency translation adjustments                --                  --                  --                  --
Net loss for period                                                --                  --                  --                  --
                                                          -------------       -------------       -------------       -------------
Balance, September 30, 1996                                  18,448,011             184,480         147,945,624            (196,448)

Issuance of common stock 10/96 through 12/96                     69,383                 694             327,530                --
Amortization of compensation relating to grant
   of stock options and awards made                                --                  --                  --                43,273
Unrealized gain on marketable securities                           --                  --                  --                  --
Cumulative foreign currency translation adjustments                --                  --                  --                  --
Net loss for period                                                --                  --                  --                  --
                                                          -------------       -------------       -------------       -------------
Balance, December 31, 1996                                   18,517,394       $     185,174       $ 148,273,154       $    (153,175)
                                                          =============       =============       =============       =============



                                                          Cumulative           Unrealized
                                                       Foreign Currency        Gain (Loss)
                                                          Translation         on Marketable       Accumulated
                                                          Adjustments          Securities           Deficit              Total
                                                          -----------          ----------           -------              -----

Balance, April 1, 1996                                   $     (24,354)      $     502,500       $(101,046,605)      $  23,512,551
Issuance of common stock 4/96 through 6/96,
   net of issuance costs of $65,000                               --                  --                  --            23,370,753
Amortization of receivable for warrants                           --                  --                  --                34,687
Amortization of compensation relating to grant
   of stock options and awards made                               --                  --                  --                43,274
Unrealized loss on marketable securities                          --              (206,250)               --              (206,250)
Cumulative foreign currency translation adjustments              7,134                --                  --                 7,134
Net loss for period                                               --                  --            (4,943,991)         (4,943,991)
                                                         -------------       -------------       -------------       -------------
Balance, June 30, 1996                                         (17,220)            296,250        (105,990,596)         41,818,158

Issuance of common stock 7/96 through 9/96                        --                  --                  --               360,659
Amortization of compensation relating to grant
   of stock options and awards made                               --                  --                  --                43,273
Unrealized loss on marketable securities                          --              (206,250)               --              (206,250)
Cumulative foreign currency translation adjustments                503                --                  --                   503
Net loss for period                                               --                  --            (4,789,384)         (4,789,384)
                                                         -------------       -------------       -------------       -------------
Balance, September 30, 1996                                    (16,717)             90,000        (110,779,980)         37,226,959

Issuance of common stock 10/96 through 12/96                      --                  --                  --               328,224
Amortization of compensation relating to grant
   of stock options and awards made                               --                  --                  --                43,273
Unrealized gain on marketable securities                          --               103,125                --               103,125
Cumulative foreign currency translation adjustments             25,382                --                  --                25,382
Net loss for period                                               --                  --            (4,236,691)         (4,236,691)
                                                         -------------       -------------       -------------       -------------
Balance, December 31, 1996                               $       8,665       $     193,125       $(115,016,671)      $  33,490,272
                                                         =============       =============       =============       =============


See notes to consolidated financial statements.


                                       (5)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Nine Months        Nine Months
                                                                                   Ended              Ended
                                                                                December 31,       December 31,
                                                                                    1996               1995
                                                                               ------------        ------------

Cash flows from operating activities:
   Net loss                                                                    $(13,970,066)       $ (8,201,149)
   Adjustments to reconcile net loss to net cash used by
        operating activities:
        Depreciation and amortization                                             1,734,763           1,227,975
        Amortization of amounts receivable for warrants and compensation
           relating to grant of stock options and awards made                       164,507             421,916
        Adjustments to other investments                                             14,483              87,712
        Other noncash items                                                            --               418,234
        Changes in assets and liabilities:
             Receivables from collaborative arrangements                         (2,867,935)               --
             Prepaid expenses and other current assets                              558,546            (397,303)
             Accounts payable and accrued expenses                               (1,134,615)           (243,430)
             Deferred revenue from Alkermes Clinical Partners, L.P.                    --            (1,085,000)
             Other long-term liabilities                                            387,842              46,209
             Deferred revenue                                                          --             5,000,000
                                                                               ------------        ------------
                  Net cash used by operating activities                         (15,112,475)         (2,724,836)
                                                                               ------------        ------------

Cash flows from investing activities:
   Additions to property, plant and equipment, net                               (1,349,023)         (1,780,883)
   Purchases of short-term investments, net                                     (10,535,121)        (21,082,142)
   Sales of investments, net                                                          1,597           2,994,437
   Investment in Alkermes Clinical Partners, L.P.                                      --              (113,463)
   Other assets                                                                      10,500              40,500
   Repayment of loan to Alkermes Clinical Partners, L.P.                               --             4,735,000
                                                                               ------------        ------------
                  Net cash used by investing activities                         (11,872,047)        (15,206,551)
                                                                               ------------        ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                   24,059,636          14,930,715
   Proceeds from issuance of long-term debt                                       5,000,000           4,500,000
   Payment of long-term debt                                                     (2,346,535)         (2,003,776)
                                                                               ------------        ------------
                  Net cash provided by financing activities                      26,713,101          17,426,939
                                                                               ------------        ------------

Effect of exchange rate changes on cash                                              37,054             (13,666)
                                                                               ------------        ------------

Net decrease in cash and cash equivalents                                          (234,367)           (518,114)
Cash and cash equivalents, beginning of period                                      445,150           1,086,627
                                                                               ------------        ------------
Cash and cash equivalents, end of period                                       $    210,783        $    568,513
                                                                               ============        ============

Supplementary information:
   Interest paid                                                               $    541,876        $    369,103
                                                                               ============        ============




See notes to consolidated financial statements.


                                       (6)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and nine month periods ended December 31, 1996 and 1995, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1996, which includes consolidated financial statements and notes thereto for the years ended March 31, 1996, 1995 and 1994. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II, wholly owned subsidiaries of the Company.

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

                                       (7)

3.  LONG-TERM DEBT

In September 1996, the Company amended its loan with an existing bank and increased the principal amount of the loan by $5,000,000, securing the existing and the additional principal amounts with a building and the real property pursuant to a mortgage and certain of the Company's equipment pursuant to a security agreement. The additional principal amount of the loan is payable over five years in equal monthly installments of $83,333, which commenced November 1, 1996 and bears interest at the fixed rate of 8.54% per annum.

4.  RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 1996 amounts to conform to the presentation used in fiscal 1997.

                                       (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes is developing sophisticated products based on innovative drug delivery technologies. Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sales of products. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. At December 31, 1996, the Company had an accumulated deficit of approximately $115.0 million.

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

FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions which it believes to be reasonable, the Company's business is subject to significant risks and there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) the Company and its collaborators could not be permitted by regulatory authorities to undertake additional clinical trials for RMP-7(TM), ProLease(R) or Medisorb(R); (ii) product candidates could be ineffective or unsafe during clinical trials; (iii) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (iv) even if product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (v) technological change in the biotechnology or pharmaceutical industries could render the Company's product candidates obsolete or noncompetitive; (vi) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease and Medisorb technologies, which are not independently commercializable, could occur; (vii) disputes with Clinical Partners over rights to the RMP-7 and related technology could occur, or the Company could fail to purchase this technology from Clinical Partners pursuant to the purchase option (the "Purchase Option"), or, if the Company did purchase RMP technology from Clinical Partners (a) in shares of the Company's common stock, the Company's shareholders would be substantially diluted or (b) in cash, the Company's capital resources would be substantially depleted; and (viii) difficulties or set-backs in obtaining and enforcing Alkermes' patents and with the patent rights of others could occur.

                                      (9)

RESULTS OF OPERATIONS

The Company's research and development revenue under collaborative arrangement with related party for the three and nine months ended December 31, 1996 was zero and $1,415,313 compared to $2,679,595 and $7,898,348 for the corresponding periods of the prior year. This revenue was received from Clinical Partners under a product development agreement for RMP-7 entered into in March 1992. The decrease in such revenue for the three and nine months ended December 31, 1996 as compared to the corresponding periods of the prior year was a result of the completion of the funding pursuant to the product development agreement during the quarter ended June 30, 1996. Since the completion of funding from Clinical Partners, Alkermes has used its own resources, and intends to continue to use its own resources, to develop RMP-7. The Company's research and development revenue under collaborative arrangements for the three and nine months ended December 31, 1996 was $4,913,099 and $10,827,964 compared to $374,525 and
$1,772,624 for the corresponding periods of the prior year. The increase in such revenue for the three and nine months ended December 31, 1996 as compared to the corresponding periods of the prior year was mainly a result of the funding and milestones earned under new or expanded collaborative agreements related to the Company's ProLease and Medisorb technologies.

Interest income for the three and nine months ended December 31, 1996 was $591,945 and $1,763,905 compared to $616,268 and $1,360,283 for the corresponding periods of the prior year. The decrease in the revenue for the three months ended December 31, 1996 as compared to the corresponding period of the prior year was mainly a result of a decrease in interest rates during the past quarter as compared to the same quarter last year. The increase in such revenue for the nine months ended December 31, 1996 as compared to the corresponding period of the prior year was primarily a result of the investment of the net proceeds of approximately $22.9 million received upon the consummation of a public offering of the Company's common stock in May 1996.

The Company's total operating expenses were $9,741,735 and $27,977,248 for the three and nine months ended December 31, 1996 as compared to $6,442,203 and $19,232,404 for the three and nine months ended December 31, 1995. Research and development expenses for the three and nine months ended December 31, 1996 were $7,657,829 and $21,213,773 compared to $4,873,939 and $14,913,361 for the corresponding periods of the prior year. The increase in research and development expenses for the three and nine months ended December 31, 1996 as compared to the three and nine months ended December 31, 1995 was mainly the result of salary and related benefits and other operating costs associated with the acquisition of the Medisorb technology and certain related assets in March 1996. During the three and nine months ended December 31, 1996, there was also an increase in purchases of lab supplies and clinical expenses related primarily to the Company's ProLease, RMP-7 and Medisorb programs, partially offset by a reduction in the preclinical costs of the Company's RMP-7 program which were completed during the prior year.

General and administrative expenses for the three and nine months ended December 31, 1996 were $1,683,749 and $5,753,367 compared to $1,305,913 and $3,601,825 for the corresponding periods of the prior year. The increase in the three and nine months ended December 31, 1996 as compared to the three and nine months ended December 31, 1995 was mainly the result of salary and related benefits and other operating costs associated with the acquisition of the Medisorb technology and certain related assets in March 1996 as well as an increase in patent legal costs. In addition, there were non-cash charges related to the write-down of the Company's investment in Clinical Partners in the three months ended June 30, 1996.

The Company does not believe that inflation and changing prices have had a material impact on its results of operations.

                                      (10)

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had current assets totaling $46,937,592, primarily consisting of $210,783 in cash and cash equivalents and $42,464,335 in Government obligations having a maturity of less than one year; and current liabilities of $6,207,188. The Company's short-term investment objectives are, first, to assure conservation of principal, and second, to obtain investment income. As a result, the Company invests primarily in high grade government or government-backed securities.

During the three months ended December 31, 1996, the Company announced three new or expanded collaborative agreements. Development funding and milestone payments to Alkermes for these phases of the collaborations could exceed $60 million, assuming the development of the product candidates proceed as planned.

In September 1996, the Company amended its loan with an existing bank and increased the principal amount of the loan by $5,000,000, securing the existing and the additional principal amounts with a building and the real property pursuant to a mortgage and certain of the Company's equipment pursuant to a security agreement.

In May 1996, the Company completed a public offering of 2,300,000 shares of its common stock at $10 per share. Net proceeds to the Company were approximately $22.9 million.

The Company's research and development costs to date have been financed primarily by sales of equity securities and research and development collaborative arrangements. The Company expects to incur significant research and development and other costs, including costs related to preclinical studies, clinical trials and facilities expansion. The research and development revenue from Clinical Partners ended during the quarter ended June 30, 1996. Such funding was not sufficient to complete clinical trials and seek regulatory approval of RMP-7. Since the completion of funding from Clinical Partners, Alkermes has used its own resources, and intends to continue to use its own resources, to develop RMP-7, but may be forced to seek alternative sources of funding, including additional collaborators. The Company is required to fund the development of RMP-7 to maintain its Purchase Option with Clinical Partners.

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

                                      (11)

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

                                      (12)

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

                                      (13)

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

                               10.1              Development and License
                                                 Agreement, dated as of August
                                                 1, 1996, by and between The R.
                                                 W. Johnson Pharmaceutical
                                                 Research Institute, the
                                                 Registrant and Alkermes
                                                 Controlled Therapeutics, Inc.
                                                 (Incorporated by reference to
                                                 Exhibit 10.1 to the Company's
                                                 Report on Form 8-K dated
                                                 November 14, 1996).*

                               10.2              Supply and License Agreement,
                                                 dated as of August 1, 1996, by
                                                 and between the R. W. Johnson
                                                 Pharmaceutical Research
                                                 Institute, the Registrant and
                                                 Alkermes Controlled
                                                 Therapeutics, Inc.
                                                 (Incorporated by reference to
                                                 Exhibit 10.2 to the Company's
                                                 Report on Form 8-K dated
                                                 November 14, 1996).*

                               10.3              License Agreement, dated as of
                                                 November 13, 1996, by and
                                                 between Genentech, Inc. and
                                                 Alkermes Controlled
                                                 Therapeutics, Inc.
                                                 (Incorporated by reference to
                                                 Exhibit 10.3 to the Company's
                                                 Report on Form 8-K dated
                                                 November 14, 1996).*

                               10.4              Omnibus Amendment to Loan
                                                 Documents, dated as of July 26,
                                                 1996, among the Registrant,
                                                 Alkermes Investments, Inc. and
                                                 The Sumitomo Bank, Limited (as
                                                 assignee of The Daiwa Bank,
                                                 Limited).

                                      (14)

                               Number                   Exhibit
                               ------                   -------
                               10.5              Second Amended and Restated
                                                 Note, dated July 26, 1996, by
                                                 the Registrant and Alkermes
                                                 Investments, Inc. to The
                                                 Sumitomo Bank, Limited.

                               11                Statement regarding computation
                                                 of per share loss.

                               27                Financial Data Schedule.

* Confidential status has been requested for certain portions thereof. Such provisions have been filed separately with the Commission.

(b) The Registrant has filed no Reports on Form 8-K during the quarter ended December 31, 1996. A Report on Form 8-K dated November 14, 1996 was filed by the Registrant on January 3, 1997.

                                      (15)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ALKERMES, INC.
                                       (Registrant)



Date:  January 17, 1997                By:    /s/  Richard F. Pops
                                            ----------------------
                                             Richard F. Pops
                                             Chief Executive Officer
                                               (Principal Executive Officer)


Date:  January 17, 1997                By:   /s/  Michael J. Landine
                                           -------------------------
                                             Michael J. Landine
                                             Senior Vice President, Chief
                                               Financial Officer and Treasurer
                                               (Principal Financial and
                                                  Accounting Officer)

                                      (16)

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

                                      (17)

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

                               10.1              Development and License
                                                 Agreement, dated as of August
                                                 1, 1996, by and between The R.
                                                 W. Johnson Pharmaceutical
                                                 Research Institute, the
                                                 Registrant and Alkermes
                                                 Controlled Therapeutics, Inc.
                                                 (Incorporated by reference to
                                                 Exhibit 10.1 to the Company's
                                                 Report on Form 8-K dated
                                                 November 14, 1996).*

                               10.2              Supply and License Agreement,
                                                 dated as of August 1, 1996, by
                                                 and between the R. W. Johnson
                                                 Pharmaceutical Research
                                                 Institute, the Registrant and
                                                 Alkermes Controlled
                                                 Therapeutics, Inc.
                                                 (Incorporated by reference to
                                                 Exhibit 10.2 to the Company's
                                                 Report on Form 8-K dated
                                                 November 14, 1996).*

                               10.3              License Agreement, dated as of
                                                 November 13, 1996, by and
                                                 between Genentech, Inc. and
                                                 Alkermes Controlled
                                                 Therapeutics, Inc.
                                                 (Incorporated by reference to
                                                 Exhibit 10.3 to the Company's
                                                 Report on Form 8-K dated
                                                 November 14, 1996).*

                               10.4              Omnibus Amendment to Loan
                                                 Documents, dated as of July 26,
                                                 1996, among the Registrant,
                                                 Alkermes Investments, Inc. and
                                                 The Sumitomo Bank, Limited (as
                                                 assignee of The Daiwa Bank,
                                                 Limited).

                                      (18)

                               Exhibit
                               Number            Description
                               ------            -----------
                               10.5              Second Amended and Restated
                                                 Note, dated July 26, 1996, by
                                                 the Registrant and Alkermes
                                                 Investments, Inc. to The
                                                 Sumitomo Bank, Limited.

                               11                Statement regarding computation
                                                 of per share loss.

                               27                Financial Data Schedule.

* Confidential status has been requested for certain portions thereof. Such provisions have been filed separately with the Commission.

                                      (19)