Form 10-K
period 1997-03-31
ALKERMES INC
filed 1997-06-27
CIK 874663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________to _________

Commission file number 0-19267

                                 ALKERMES, INC.
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                23-2472830
    State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization

      64 Sidney Street, Cambridge, MA                    02139-4234
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (617) 494-0171
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share ("Common Stock")
                        1994 Class A Warrants to purchase shares of Common Stock
                        --------------------------------------------------------
                                             (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based upon the last sale price of the Registrant's Common Stock on June 6, 1997, the aggregate market value of the 19,366,270 outstanding shares of voting and non-voting common equity held by non-affiliates of the Registrant was $331,647,374.

         As of June 6, 1997, 20,765,518 shares of the Registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in this Report on Form 10-K:

         1) Proxy Statement dated June 27, 1997 for the Registrant's Annual Shareholders' Meeting to be held on July 25, 1997 (Part
                  III).

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Alkermes, Inc. (together with its subsidiaries, "Alkermes" or the "Registrant"), a Pennsylvania corporation organized in 1987, is applying the tools of biotechnology to the development of sophisticated proprietary drug delivery systems. The Registrant is developing product candidates based on three independent drug delivery technologies: ProLease(R), which is designed to enable single injections lasting a few days to several months to be made of proteins or peptides otherwise given by more frequent injection; RMP-7(TM), which is designed to enable increased drug delivery to the brain by transiently opening the blood-brain barrier; and Medisorb(R), which extends Alkermes' technology for injectable sustained release and is designed for more traditional small molecule pharmaceutical compounds. Utilizing these drug delivery systems, the Registrant is currently in various stages of preclinical and clinical development of several product candidates.

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

         The drug delivery industry emerged to address the opportunities for advanced delivery of traditional pharmaceutical compounds. These compounds are generally stable, small molecules manufactured by conventional synthetic methods, for which oral or transdermal (through the skin) delivery could be enabled or enhanced by drug delivery technologies. Technologies such as passive transdermal systems (patches) and advanced tablets and capsules have been developed and successfully applied to a range of pharmaceutical products. In addition, certain traditional small molecule pharmaceuticals are delivered by means of encapsulation in polymeric microspheres.

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

         Proteins and peptides present drug delivery challenges because they are often large molecules which degrade rapidly in the bloodstream, have limited ability to cross cell membranes and generally cannot be delivered orally. As a result, many biopharmaceuticals must be administered by injection, often multiple times per day or per week. Consequently, the methods of administration of biopharmaceuticals can limit their clinical applications to certain disease states that warrant the expense and inconvenience of frequent injection.

         Drug delivery to the central nervous system is complicated by the existence of the blood-brain barrier, the layer of tightly joined endothelial cells which comprise the walls of the capillaries of the brain and limit the free flow of many blood constituents into the brain. Many drugs cannot easily cross the blood-brain barrier, and therefore must be administered in relatively high doses that may result in systemic toxicity or high cost. Drugs with limited ability to cross the blood-brain barrier include many water soluble chemotherapeutic and anti-infective agents that are frequently used in the treatment of diseases outside of the central nervous system.

BUSINESS STRATEGY

         Alkermes' business strategy is to develop and acquire drug delivery systems to address significant new drug delivery opportunities arising in the pharmaceutical industry. There are four key elements to Alkermes' strategy:

         Develop and Acquire Broadly Applicable Drug Delivery Systems and Apply Them to Multiple Pharmaceutical Products. The Registrant develops or acquires drug delivery systems that have the potential to be applied to multiple proteins, peptides and small molecule pharmaceutical compounds to create new product opportunities. For example, the Registrant has developed RMP-7 technology independently and acquired the ProLease and Medisorb technologies. The Registrant currently has several product candidates utilizing those technologies in development.

         Collaborate to Develop and Finance Product Candidates. In addition to conducting product development activities on its own, the Registrant has entered into collaborations with pharmaceutical and biotechnology companies and others to develop product candidates incorporating the Registrant's technologies, provide capital for product development independent of capital markets and share development risk. Currently, the Registrant is collaborating with major pharmaceutical companies, including Genentech, Inc. ("Genentech"), Schering-Plough Corporation ("Schering-Plough"), Johnson & Johnson and Janssen Pharmaceutica International ("Janssen").

         Apply Drug Delivery Systems to Both Approved Drugs and Drugs in Development. The Registrant is applying its drug delivery technologies to novel applications and formulations of pharmaceutical products that have already been approved by the FDA or other regulatory authorities. In such cases, the Registrant and its partners can develop a novel dosage form or application with the knowledge of a drug's safety and efficacy profile and a body of clinical experience from which to draw information for the design of clinical trials and for regulatory submissions. The Registrant is also applying its technologies to new pharmaceuticals that require a sustained release delivery system for successful development.

         Establish Independent Product Development Capabilities. Alkermes has assembled its own product development organization to enable it to develop product candidates for itself and its collaborators based on its drug delivery technologies. This capability gives the Registrant flexibility in structuring development programs and the ability to conduct both feasibility studies and clinical development programs for its collaborators. For example, the Registrant has developed RMP-7 independently and is currently conducting clinical trials of ProLease human growth hormone ("hGH") for Genentech.

DRUG DELIVERY TECHNOLOGY

         The Registrant's current focus is on the development of broadly applicable drug delivery technologies addressing two important drug delivery opportunities: injectable sustained release of proteins, peptides and small molecule pharmaceutical compounds, and drug delivery to the brain across the blood-brain barrier. The Registrant is developing product candidates based on three independent drug delivery technologies.

         ProLease: injectable sustained release of fragile proteins and peptides

         ProLease is Alkermes' proprietary technology for the stabilization and encapsulation of fragile proteins and peptides in microspheres made of common medical polymers. The Registrant's proprietary expertise in this field lies in its ability to preserve the biological activity of fragile drugs over an extended period of time and to manufacture these formulations using components and processes believed to be suitable for human pharmaceutical use. ProLease is designed to enable novel formulations of proteins and peptides by replacing frequent injections with controlled, sustained release over time. The Registrant believes ProLease formulations have the potential to improve patient compliance and ease of use by reducing the need for frequent self-injection, to lower costs by reducing the need for frequent office visits and to improve safety and efficacy by reducing both the variability in drug levels inherent in frequent injections and the aggregate amount of drug given over the course of therapy. In addition, ProLease may provide access to important new markets currently inaccessible to drugs that require frequent injections or are administered orally.

         The ProLease formulation process has been designed to assure stability of fragile compounds during the manufacturing process, during storage and throughout the release phase in the body. The formulation and manufacturing process consists of two basic steps. First, the drug is formulated with stabilizing agents and dried to create a fine powder. Second, the powder is microencapsulated at very low temperatures. Incorporation of the drug substance as a stabilized solid under very low temperatures is critical to protecting fragile molecules from degradation during the manufacturing process and is a key element of the ProLease technology. The microspheres are suspended in a small volume of liquid prior to administration to a patient by injection under the skin or into a muscle. The Registrant believes drug release from the ProLease drug delivery system can be controlled to last from a few days to several months.

         Drug release from the microsphere is controlled by diffusion of the drug through the microsphere and by biodegradation of the polymer. These processes can be modulated through a number of formulation and fabrication variables including drug substance and microsphere particle sizing and choice of polymers and excipients.

         The Registrant's experience with the application of ProLease to a wide range of proteins and peptides has shown that high incorporation efficiencies and high drug loads can be achieved. Proteins and peptides incorporated into ProLease microspheres have maintained their integrity, stability and biological activity for up to 30 days in in vitro experiments conducted on formulations manufactured at the preclinical and clinical trials scale.

         The results of animal studies with several different ProLease formulations have shown that ProLease can release targeted levels of drugs over extended periods of time and that the pharmacodynamic response with ProLease formulations can match that of continuous drug infusion. Suitable in vivo delivery patterns in rodents and primates have been achieved with different therapeutic proteins. In July 1996, Alkermes' scientists and their collaborators published results of primate studies of ProLease hGH in Nature Medicine, a peer-reviewed scientific journal. These results showed that single injections of ProLease hGH could provide sustained release and biological effect of hGH in primates for several weeks.

         RMP-7: drug delivery across the blood-brain barrier

         RMP-7, a member of a family of Receptor-Mediated Permeabilizers(TM) ("RMPs(TM)"), is a nine amino acid peptide based on bradykinin, a compound occurring naturally in the body and known to affect vascular permeability. RMP-7 is a proprietary, synthetic analog of bradykinin developed by Alkermes to increase transiently the permeability of the blood-brain barrier. Following injection, RMP-7 increases permeability by triggering a brief relaxation of the tight cellular junctions of the blood-brain barrier. During the time the tight junctions are relaxed, permeability is increased and drug molecules in the bloodstream can diffuse into the brain in concentrations greater than can usually be achieved without RMP-7. Preclinical and clinical data also suggest that RMP-7 increases the uptake of pharmaceuticals in the region of brain tumor and other pathology.

         RMP-7 exerts a pharmacologic effect on the vasculature of the brain and does not itself bind to or serve as a carrier for the drug of which it is facilitating delivery. The Registrant is developing RMP-7 to be manufactured, packaged and dispensed as a standalone product. In the clinical setting, RMP-7 is administered in conjunction with the therapeutic or diagnostic agent. Timing of RMP-7 administration relative to that of the therapeutic or diagnostic agent is determined on a drug by drug basis to optimize barrier permeability during the time of peak drug plasma concentrations.

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

         Medisorb: injectable sustained release of traditional small molecule pharmaceuticals

         Medisorb is a proprietary technology for encapsulating traditional small molecule pharmaceuticals in microspheres made of common medical polymers. Like ProLease, Medisorb is designed to enable novel formulations of pharmaceuticals by providing controlled, sustained release over time. The Registrant believes Medisorb is suitable for encapsulating stable, water soluble, small molecule pharmaceuticals at a large scale. The Registrant believes that Medisorb formulations may have superior features of safety, efficacy, compliance and ease of use for drugs currently administered by frequent injection or administered orally. Drug release from the microsphere is controlled by diffusion of the pharmaceutical through the microsphere and by biodegradation of the polymer. These processes can be modulated through a number of formulation and fabrication variables, including drug substance and microsphere particle sizing and choice of polymers and excipients.

         The Medisorb drug delivery system uses manufacturing processes different from the ProLease manufacturing process. The formulation and manufacturing process consists of three basic steps. First, the drug is combined with a polymer solution. Second, the drug/polymer solution is mixed in water to form liquid microspheres (an emulsion). Third, the liquid microspheres are dried to produce finished product. The microspheres are suspended in a small volume of liquid prior to administration to a patient by injection under the skin or into a muscle. Drug release from Medisorb can be controlled to last from a few days to several weeks.

PROLEASE

         Product Development Strategy. The Registrant's strategy is to generate multiple product opportunities by applying ProLease technology to the development of superior formulations of proteins and peptides that the Registrant believes address significant market opportunities. The Registrant believes these formulations have the potential to expand the utilization of these products and improve the competitive advantage of its collaborators in major markets.

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

         ProLease Human Growth Hormone. Alkermes is developing a ProLease formulation of Genentech's hGH in collaboration with Genentech. Growth hormone deficiency results in short stature and potentially other developmental defects. Genentech is the leading supplier of hGH in the United States. hGH is approved for use in the treatment of children with growth hormone deficiency, Turner's syndrome, chronic renal insufficiency and other indications and is being tested in additional indications in adults. hGH is currently administered frequently, often daily, by subcutaneous injection.

         In February 1996, Alkermes commenced a Phase I clinical trial of ProLease hGH in 13 growth hormone deficient adults. The study was completed in August 1996. In November 1996, Alkermes commenced a multi-center Phase I/II clinical trial of ProLease hGH in growth hormone deficient children. The trial is being conducted in up to 11 medical centers in the United States and is expected to enroll up to 62 patients.

         ProLease Alpha Interferon. Alkermes is developing a ProLease formulation of Schering-Plough's Intron(R) A (interferon alpha 2b) product in collaboration with Schering-Plough. Schering-Plough is the leading supplier of alpha interferon in the world. Intron A is approved for use in several infectious diseases and certain oncology indications. Intron A is currently administered by frequent injection. Schering-Plough is conducting preclinical studies and will be responsible for clinical development.

         ProLease Product for Hormone Mediated Disorders. Alkermes is developing a ProLease formulation of a product for the treatment of hormone-mediated disorders with Johnson & Johnson. The product development program was announced in November 1996 following the successful completion by Alkermes of a feasibility study initiated in early 1996. Johnson & Johnson is conducting preclinical studies and will be responsible for clinical development.

         Additional ProLease Formulations. Alkermes continues to develop Prolease formulations of other unspecified compounds pursuant to feasibility agreements with several pharmaceutical and biotechnology companies.

RMP-7

         Product Development Strategy. The Registrant's strategy to date has been to advance RMP-7 through clinical trials while establishing its safety, permeability effects in humans and efficacy when used in combination with other drugs. To support the clinical development of RMP-7, Alkermes formed, and transferred substantially all of its rights to the RMP(TM) technology to, Alkermes Clinical Partners, L.P. (the "Partnership"), which completed a $46 million unit offering in April 1992. Alkermes has the option to purchase all of the limited partnership interests in the Partnership. See "Collaborative Arrangements -- Alkermes Clinical Partners, L.P."

         RMP-7 has the potential to be used in combination with a variety of agents in various disease settings. The Registrant's goal is to expand the applications of RMP-7 through its own development activities, and, when appropriate, collaborations with pharmaceutical companies. First, Alkermes may collaborate with companies having drugs whose uses could be expanded to include central nervous system indications. In such cases, Alkermes and its partner could collaborate in the clinical development of the combination without any exchange of product rights. Second, Alkermes may collaborate with development and marketing partners for RMP-7 in various business areas and geographic territories. In such cases, Alkermes could license rights to RMP-7 to its partner, subject to the rights of the Partnership. See "Collaborative Arrangements -- Alkermes Clinical Partners, L.P."

         Brain Tumor. RMP-7 is being tested initially for the treatment of recurrent malignant glioma, an aggressive form of brain tumor. Alkermes believes that RMP-7 may have applicability to the treatment and diagnosis of other types of brain tumors. In that regard, the Registrant initiated, in February 1996, a Phase I/II clinical trial of RMP-7 in patients with metastatic brain tumor. The Registrant, in collaboration with the National Cancer Institute ("NCI"), also initiated a Phase I/II clinical trial in August 1996 in pediatric patients with brain tumors.

         Brain tumors can be classified into two major groups: primary brain tumors, which originate and recur in the brain, and metastatic brain tumors, which are tumors that have spread to the brain from other parts of the body. Each year in the United States and Europe a total of 40,000 patients are diagnosed with primary brain tumors, of which approximately 60%-70% are malignant glioma, and 150,000 patients are diagnosed with metastatic brain tumors.

         Current treatment for brain tumors is limited and inadequate. Standard treatment typically involves surgery to remove cancerous tissue, followed by radiation therapy. After initial treatment with surgery and/or radiotherapy, brain tumors often recur. Upon recurrence, tumors typically progress rapidly, neurological function and quality of life deteriorate and patients die within months. Chemotherapy has played only a limited role in treatment, in part due to the limited access of many chemotherapeutic agents to the brain because of the normally restrictive blood-brain barrier. Carboplatin is a chemotherapeutic approved for use by the FDA and other regulatory authorities worldwide for use in the treatment of various tumor types outside of the brain, but is limited in its ability to penetrate into the brain. RMP-7 is designed to enable more effective use of chemotherapeutic agents like carboplatin in the treatment of brain tumors by transiently increasing the permeability of the blood-brain barrier.

         Alkermes is pursuing two alternative treatment strategies for RMP-7 and carboplatin in patients with malignant brain tumor: intravenous and intra-arterial administration. By pursuing both treatment methods, the Registrant believes it strengthens the scientific foundation of the clinical trials program and increases the likelihood of observing a treatment effect in patients.

         Recurrent Malignant Glioma Clinical Trials. The Registrant's clinical strategy for RMP-7 has been to establish a foundation of safety and pharmacologic effect of increasing blood-brain barrier permeability prior to entering Phase II efficacy trials of RMP-7 administered in combination with carboplatin. To date, over 600 human subjects have received RMP-7 in a series of clinical trials in all indications studied. Through the Phase I and Phase I/II clinical trials, RMP-7 was shown to have a good safety profile in volunteers and patients. Transient flushing was the most consistent adverse event noted and nausea and vomiting were determined to be the dose limiting toxicity. There was no evidence of increased toxicity associated with the combination of RMP-7 and carboplatin, and the drug combination was generally well tolerated by patients.

         Based on the successful completion of Phase I and Phase I/II clinical trials, Alkermes initiated multiple Phase II clinical trials both of intravenous and intra-arterial RMP-7 and carboplatin in patients with recurrent malignant glioma. Three multi-center Phase II clinical trials of intravenous RMP-7 and carboplatin and one multi-center Phase II clinical trial of intra-arterial RMP-7 and carboplatin were designed and initiated. The results of the three Phase II intravenous RMP-7 clinical trials provides a strong rationale for the Registrant's decision to proceed in the United States and Europe into Phase III efficacy trials of intravenous RMP-7 and carboplatin in patients with brain tumors.

         European Intravenous Phase II Clinical Trials: ALK01-013 and ALK01-019. In Europe, two separate non-controlled, open label Phase II clinical trials of intravenous RMP-7 and carboplatin in patients with recurrent malignant glioma commenced in the first quarter of 1995. Patient enrollment was completed in May 1996, and preliminary results from the two clinical trials were announced in December 1996.

         The two clinical trials enrolled differing patient populations. ALK01-013 ("Study-013") enrolled patients whose brain tumors had recurred following previous treatment with surgery and radiotherapy. Such patients had not previously been treated with chemotherapy. ALK01-019

("Study-019") enrolled patients whose brain tumors had recurred following previous treatment with surgery, radiotherapy and chemotherapy.

         In both clinical trials, patients received treatment cycles of RMP-7 and carboplatin approximately once every four weeks. Each cycle consisted of a 15-minute intravenous infusion of carboplatin and a concurrent 10-minute intravenous infusion of RMP-7. The prospectively defined endpoints of the clinical trials included response rates over the first four cycles of treatment as determined by stabilization or improvement for a minimum of two cycles of treatment as measured by three standardized tests of neurological impairment and patient performance status and stabilization or reduction in tumor volume for a minimum of two cycles as measured with contrast-enhanced MRI.

         In Study-013, 45 patients were treated at nine medical centers in the United Kingdom. The combination of RMP-7 and carboplatin was generally well tolerated. Of the patients treated, 61% to 91% responded to treatment as measured by three tests of neurological impairment and performance status. In addition, 79% of patients responded to the treatment as measured by the size of their tumor as measured with contrast-enhanced MRI.

         An independent analysis conducted by a statistician from the Medical Research Council ("MRC"), Cambridge, England, compared the effect on survival of treatment with RMP-7 and carboplatin versus a group of historical control patients matched on important prognostic factors. All comparisons favored the group treated with RMP-7 and carboplatin versus the control group. This finding was statistically significant (hazard ratio 1.9-2.2, p< = 0.02), after accounting for the effects of prognostic factors.

         In Study-019, 42 patients were treated at 11 medical centers in the United Kingdom, France and Sweden. Treatment with the combination of RMP-7 and carboplatin was generally well tolerated. Of the patients treated, 40% to 59% responded to treatment as measured by three tests of neurological impairment and performance status. In addition, 24% of patients responded to the treatment as measured by the size of their tumor with contrast-enhanced MRI. The MRC did not perform a comparison of patients in Study-019 to historical controls due to the lack of a database of comparable patients who had failed surgery, radiotherapy and chemotherapy.

         There can be no assurance that the results of the European clinical trials will be sufficient for the Registrant to obtain approval to market RMP-7 in Europe, or that the European regulatory bodies will not require additional clinical trials. In addition, there can be no assurance that the results of a Phase III trial will support the results of the European trials.

         United States Intravenous Phase II Clinical Trial: ALK01-017. In the United States, a Phase II clinical trial of intravenous RMP-7 and carboplatin commenced in March 1995 and was conducted at 10 medical centers. Enrollment of 121 patients was completed in May 1996 and preliminary results from the clinical trial were announced in March 1997.

         The clinical trial was designed as a double-blind, placebo-controlled study comparing treatment with intravenous RMP-7 and carboplatin to treatment with carboplatin alone in patients with recurrent malignant glioma. Patients received treatment cycles of RMP-7 and carboplatin once approximately every four weeks. Each cycle consisted of an approximately 45-minute intravenous infusion of carboplatin and a 10-minute intravenous infusion of RMP-7. The prospectively defined endpoints included time to tumor progression as measured by an increase of tumor volume measured with contrast-enhanced MRI of greater than 50%, and three separate measurements of patients' functional capacity, neurological impairment and quality of life.

         The study did not meet its primary endpoint of time to tumor progression as measured by changes in tumor volume on MRI. The study was designed to include multiple additional endpoints. Observed trends toward increased survival time, six months survival rate and slowed progression of functional impairment for patients receiving the combination of RMP-7 and carboplatin compared to patients receiving treatment with carboplatin alone are being analyzed.

         The results of the three Phase II clinical trials provide a strong rationale for the Registrant's decision to proceed in the United States and Europe into Phase III efficacy trials of intravenous RMP-7 and carboplatin in patients with brain tumors.

         United States Intra-arterial Phase II Clinical Trial: ALK01-031. Alkermes initiated a multi-center Phase II clinical trial in the United States of intra-arterial RMP-7 and carboplatin in March 1996. Enrollment of 51 patients was completed in September 1996 at nine medical centers. Preliminary results from the study are expected during fiscal 1998.

         The clinical trial is designed as a non-controlled open label study of the treatment with RMP-7 and carboplatin administered intra-arterially in patients with recurrent malignant glioma. Patients receive treatment cycles of RMP-7 and carboplatin once approximately every four weeks. Each cycle consists of an approximately 45-minute intra-arterial infusion of carboplatin and a 10-minute intra-arterial infusion of RMP-7. The prospectively defined endpoints include time to tumor progression as measured by an increase to tumor volume measured with contrast-enhanced MRI of greater than 50%, and three separate measurements of patients' functional capacity, neurological impairment and quality of life.

         Metastatic Brain Tumor Clinical Trials. Alkermes initiated a multi-center Phase I/II non-controlled, open label clinical trial in Europe of intravenous RMP-7 and carboplatin in patients with metastatic brain tumor in April 1996. The study is being conducted at two medical centers and is expected to enroll approximately 50 patients.

         Alkermes also initiated a Phase I/II non-controlled, open label clinical trial in the United States of intra-arterial RMP-7 and carboplatin in patients with metastatic brain tumor in October 1995. The study is being conducted at one medical center and is expected to enroll approximately 18 patients.

         Pediatric Brain Tumor Clinical Trial. In August 1996, Alkermes, in collaboration with the NCI, initiated a non-controlled, open label Phase I/II clinical trial of intravenous RMP-7 and carboplatin in pediatric brain tumor patients who had failed other therapies. The study is being sponsored and conducted by the Pediatric Branch of the NCI and is expected to enroll approximately 24 patients.

MEDISORB

         Product Development Strategy. The Registrant's strategy is to generate multiple product opportunities by applying Medisorb technology to the development of superior formulations of small molecule pharmaceutical products. The Registrant believes these formulations have the potential to expand the utilization of these products and improve the competitive advantage of its collaborators in major markets.

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

         Undisclosed Medisorb Product Candidate. Alkermes is developing and manufacturing a Medisorb product candidate in collaboration with Janssen, a subsidiary of Johnson & Johnson. In 1996, Janssen completed initial Phase I clinical trials of the Medisorb product candidate. The collaboration is focused on process scale-up and manufacturing in anticipation of late-stage clinical trials and, if successful, product commercialization. Janssen is responsible for conducting all clinical trials.

COLLABORATIVE ARRANGEMENTS

         The Registrant's business strategy includes forming collaborations to provide technological, financial, marketing, manufacturing and other resources. The Registrant has entered into several corporate collaborations.

         Genentech, Inc.

         In November 1996, Alkermes announced the completion of a Phase I clinical trial of a ProLease hGH formulation in adults. Based in part on the successful completion of the Phase I trial, Genentech exercised its option to enter into a license agreement, and obtained from Alkermes a license coexclusive in the United States and exclusive in the rest of the world for a ProLease formulation of hGH. Under the terms of the agreement, Genentech could provide an estimated $20.0 million in development funding for scale-up activities, clinical trials materials, manufacturing and clinical trial expenses over the development period. In addition, Alkermes could receive milestone payments of approximately $10.0 million, if the ProLease hGH formulation is successfully developed and is approved by regulatory authorities. Alkermes will be responsible for conducting Phase I/II clinical trials and manufacturing the ProLease hGH formulation and is to receive manufacturing revenues and royalties on sales. Alkermes also granted Genentech an extension until November 1997 of its option to license ProLease for another Genentech undisclosed protein.

         Genentech has the right to terminate the agreement for any reason upon 30 days' written notice or, if the Registrant has begun manufacturing the ProLease product for commercial sale, upon six months' written notice. In addition, either party may terminate the agreement upon the other party's material default which is not cured within 90 days of written notice, or upon the other party's insolvency or bankruptcy.

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

         Under the terms of the Note, Alkermes has the option to convert, at any time, all outstanding principal and accrued but unpaid interest thereon (as such amount may exist from time to time, the "Conversion Amount") into shares of Common Stock at the average closing price of the Common Stock for the 20 trading days ending the day before the conversion date (the "Conversion Price"). In addition, Genentech shall have the right to convert the Conversion Amount into shares of Common Stock at the Conversion Price if at any time the total cash, cash equivalents and marketable debt instruments of the Registrant shall be less than the sum of (i) all indebtedness which ranks senior to the indebtedness evidenced by the Note, and (ii) the Conversion Amount. Genentech also has the right to demand that the Common Stock be registered under certain circumstances.

         Schering-Plough Corporation

         Under an amended development and license agreement with Schering-Plough, the Registrant has agreed to develop an injectable delivery system which incorporates Intron A as an active ingredient utilizing the Registrant's ProLease delivery system and has granted to Schering-Plough an exclusive worldwide royalty bearing license to manufacture, use and sell any such system that may be developed pursuant to the amended agreement. Under the amended agreement, Schering-Plough will also be responsible for conducting clinical trials and securing regulatory approvals. The amended agreement provides for development funding to the Registrant and provides for certain payments to be made by Schering-Plough to the Registrant for its achievement of certain milestones. The Registrant and Schering-Plough entered into a prepaid royalty agreement pursuant to which Schering-Plough has prepaid certain royalties. Payments to the Registrant were approximately $7.0 million through March 31, 1997, and future milestone payments could exceed an additional $5.0 million, not including royalties.

         Schering-Plough has the right to terminate the amended agreement upon 60 days' written notice upon the occurrence of certain events, including if the Registrant fails to meet product specifications or an agreed upon delivery schedule, the results of a safety and pharmacokinetics study provide Schering-Plough with reasonable justification not to proceed to a Phase II clinical trial, the use of the product results in adverse effects that justify termination of clinical trials, Schering-Plough is unable to manufacture the product on a commercial scale, or upon completion or permanent discontinuation of the clinical trials. Either party may terminate the amended agreement upon the insolvency or bankruptcy of the other party or upon a breach by the other party which has not been cured after 60 days' notice. Schering-Plough also has the right to terminate the amended agreement upon 90 days' written notice or continue the development project on its own in the event Alkermes fails by an agreed upon date to deliver batches of a ProLease formulation of Intron A that meet agreed upon specifications. In the event Schering-Plough elects to continue the development project after termination, it will remain obligated to pay Alkermes milestone payments and royalties upon commercial sale. In the event Schering-Plough terminates the amended agreement for any reason, Alkermes must repay the prepaid royalties received from Schering-Plough with interest. Such repayment obligation would be evidenced by an interest-bearing note and would be payable in full on the third anniversary of the date of the note. Alkermes will have the right, subject to the satisfaction of certain conditions, to satisfy its repayment obligation through the issuance of shares of its Common Stock. The number of shares that may be issued would be based upon the average closing price of Alkermes Common Stock on the Nasdaq National Market for the 30 business days immediately preceding the date on which the shares are delivered. Any Common Stock issued to Schering-Plough must be freely resalable.

         Johnson & Johnson

         In November 1996, the Registrant entered into a development and license agreement with Ortho Pharmaceutical Corporation, an affiliate of Johnson & Johnson, for the development of a ProLease formulation of a Johnson & Johnson proprietary compound (the "J&J Product Candidate"). The Registrant is developing a sustained release formulation of this compound to treat hormone-mediated disorders.

         Pursuant to the development agreement, Johnson & Johnson obtained an exclusive, worldwide, royalty bearing license to make, use and sell products resulting from such agreement. In exchange, Johnson & Johnson is to provide the Registrant with research and development funding, milestone payments and royalty payments based on sales, if any, of the J&J Product Candidate. Development funding and milestone payments could aggregate approximately $20 million, assuming the development of the J&J Product Candidate proceeds in accordance with its development plan. Johnson & Johnson is to be responsible for conducting clinical trials and securing regulatory approvals and, together with its affiliates, is to be responsible for the marketing of any products that result from the collaboration. The Registrant expects to manufacture any such products for commercial sales.

         Johnson & Johnson may terminate the development agreement for any reason, upon 90 days' written notice if such termination notice occurs prior to filing a New Drug Application ("NDA") with the FDA, or upon six months' written notice if such notice occurs subsequent to such a filing. In addition, either party may terminate the development agreement and the related manufacturing agreement upon a material default or breach by the other party of such agreement which is not cured within 60 days' notice, or upon the other party's insolvency or bankruptcy.

         Janssen Pharmaceutica International

         Pursuant to a development agreement, the Registrant is collaborating with Janssen in the development of sustained release formulations, utilizing the Medisorb technology, of an undisclosed Janssen product candidate. Under the development agreement, the Registrant is responsible for production of the Janssen product candidate for clinical trials. Janssen is responsible for conducting clinical trials of the Janssen product candidate and securing all necessary regulatory approvals.

         In October 1996, the Registrant announced the expansion of the development agreement. Janssen has agreed to provide development funding of approximately $20 million over a two year period, assuming the product continues in clinical development. The funding will be used for manufacturing clinical trials material and scale-up for commercial sale.

         Under related license agreements, Janssen and an affiliate have exclusive world-wide licenses from the Registrant to manufacture, use and sell the Janssen product candidate. If Janssen decides to employ third-party suppliers of the commercialized Janssen product developed under the development agreement, the Registrant has a right of first refusal for the manufacture and supply of such product, and component bio-absorbable polymers thereof. Under the license agreements, Janssen is required to pay Alkermes certain royalties with respect to all Medisorb formulations of the Janssen product sold to customers. Janssen can terminate the development agreement or the license agreement upon 30 days' prior written notice.

         Alkermes Clinical Partners, L.P.

         In April 1992, Units consisting of limited partnership interests in the Partnership and warrants to purchase the Registrant's Common Stock were sold to investors in a private placement (the "Private Placement"). The proceeds of the $46 million Private Placement have been used to fund the further development and clinical testing of RMPs for human pharmaceutical use in the United States, Canada and Europe. Such funding was not sufficient to complete clinical trials and seek regulatory approval of RMP-7. Since the completion of funding from the Partnership, which ended during the quarter ended June 30, 1996, Alkermes has used, and intends to continue to use, its own resources to develop RMP-7, but may be forced to seek alternative sources of funding, including additional collaborators.

         Pursuant to a product development agreement, dated March 6, 1992, Alkermes transferred substantially all of its rights to the RMP technology to the Partnership. Alkermes has an option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option") and thereby reacquire the transferred technology. The Registrant is required to fund the development of RMP-7 to maintain its Purchase Option.

         The Partnership may terminate the research program for any or all products upon the affirmative vote of 75% of the directors of the general partner of the Partnership, Alkermes Development Corporation II ("ADC II"), a wholly owned subsidiary of Alkermes, that such research is not feasible or is uneconomic. The Partnership may terminate the marketing program for any or all products upon the affirmative vote of 75% of the directors of ADC II based on the directors' good faith business judgment. The Partnership may also terminate the research or marketing program if Alkermes has materially breached the agreement and not cured such breach within 30 days' written notice. Both parties may terminate the research or marketing program upon mutual consent to terminate or upon the insolvency or bankruptcy of the other party.

         The Partnership has granted Alkermes an exclusive interim license to manufacture and market RMPs for human pharmaceutical use in the United States and Canada. Upon the first marketing approval of an RMP product by the FDA, Alkermes is obligated to make a payment to the Partnership equal to 20% of the aggregate capital contributions of all limited partners. Additionally,

Alkermes will pay royalty payments equal to 12% of United States and Canadian revenues and, in certain circumstances, 10% of European revenues from any sales of RMPs by Alkermes. The interim license will terminate if Alkermes does not exercise the Purchase Option. Alkermes can exercise the Purchase Option by making a payment to the partnership equal to 80% of the aggregate capital contributions of all limited partners in addition to royalty payments in the same percentages as provided for under the interim license agreement.

         The general partner of the Partnership is ADC II. Fifty percent of the members of the board of directors of ADC II are persons not affiliated with Alkermes. Such non-affiliated persons were nominated by the sales agent for the Private Placement. The sales agent will continue to have the right to nominate at least half of the members of ADC II's board of directors until ADC II or some other affiliate of Alkermes ceases to be the general partner of the Partnership, the Partnership terminates in accordance with the terms of the Limited Partnership Agreement or the sales agent's venture capital investment partnership ceases to be a limited partner of the Partnership.

         ALZA Corporation

         In February 1997, the Registrant agreed to collaborate with ALZA Corporation on the development of a to-be-determined product candidate, based on either the Medisorb or ProLease drug delivery system. The economic terms of such a collaboration are to be negotiated.

MANUFACTURING

         Each of the Registrant's three drug delivery systems utilizes a distinct manufacturing process.

         ProLease

         ProLease manufacturing involves microencapsulation of drug substances provided to Alkermes by its collaborators in small polymeric microspheres using extremely cold processing conditions suitable for fragile molecules. The ProLease manufacturing process consists of two basic steps. First, the drug is formulated with stabilizing agents and dried to create a fine powder. Second, the powder is microencapsulated at very low temperatures.

         Alkermes has completed construction of an in-house pilot production facility that has been validated by the Registrant for manufacturing in accordance with Good Manufacturing Practices ("GMP"). The facility is being used to manufacture product candidates incorporating its ProLease sustained-release delivery system for use in clinical trials. This facility is not capable of manufacturing products on a commercial scale. Pursuant to agreements with certain of its collaborators, Alkermes has the right to manufacture ProLease products for commercial sale. Alkermes expects to begin construction of a new commercial scale ProLease manufacturing facility of approximately 30,000 square feet during fiscal 1998.

         RMP-7

         RMP-7 is a small peptide manufactured using standard synthetic techniques. Alkermes relies on an independent European pharmaceutical company for the manufacture and supply of RMP-7.

Scale-up of RMP-7 manufacturing process to support international clinical trials and commercial launch has been completed. Alkermes believes that, if necessary, there are other companies which could manufacture and supply its requirements for RMP-7.

         Medisorb

         The Medisorb manufacturing process is significantly different from the ProLease process and is based on a method of encapsulating small molecule drugs, provided by the Registrant's collaborator, in polymers using a large-scale emulsification. The Medisorb manufacturing process consists of three basic steps. First, the drug is combined with a polymer solution. Second, the drug/polymer solution is mixed in water to form liquid microspheres (an emulsion). Third, the liquid microspheres are dried to produce finished product.

         Alkermes owns a 14,000 square foot GMP sterile manufacturing facility in Wilmington, Ohio. Alkermes is manufacturing a product candidate incorporating its Medisorb sustained-release delivery system for use by Janssen in clinical trials at this facility. It does not manufacture such product candidates on a commercial scale. During fiscal 1998, Alkermes intends to expand its current manufacturing facility by an additional 20,000 square feet, so that it can manufacture Medisorb product candidates on a commercial scale.


         The manufacture of the Registrant's products for clinical trials and commercial purposes is subject to current GMP and other federal regulations. The Registrant has never operated an FDA-approved manufacturing facility, and there can be no assurance that it will obtain necessary approvals for commercial manufacturing.

         If Alkermes is not able to develop manufacturing capacity and experience or to continue to contract for manufacturing capabilities on acceptable terms, its ability to conduct preclinical testing and clinical trials will be compromised, and delays in obtaining regulatory approvals might result, as well as commercial sales if approvals are obtained. Such delays could materially adversely affect the Registrant's competitive position and its business, financial condition and results of operations.

MARKETING

         Alkermes plans to market and sell RMP-7, if successfully developed and approved, either directly or through co-promotion or other licensing arrangements with third parties. Such arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market.

         Alkermes intends to market any ProLease and Medisorb products through its corporate partners. Alkermes has entered into development agreements, including sales and marketing, for ProLease product candidates with Genentech, Schering-Plough and Johnson & Johnson, and for a Medisorb product candidate with Janssen. See "Collaborative Arrangements."

         Alkermes currently has no experience in marketing or selling pharmaceutical products. In order to achieve commercial success for any product candidate approved by the FDA, Alkermes must either develop a marketing and sales force or enter into arrangements with third parties to market and sell its products. There can be no assurance that Alkermes will successfully develop such experience or that it will be able to enter into marketing and sales agreements with others on acceptable terms, if at all. If the Registrant develops its own marketing and sales capability, it will compete with other companies that currently have experienced and well funded marketing and sales operations. To the extent the Registrant enters into co-promotion or other sales and marketing arrangements with other companies, any revenues received by the Registrant will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

COMPETITION

         The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. Alkermes faces, and will continue to face, intense competition in the development, manufacturing, marketing and commercialization of its product candidates from academic institutions, government agencies, research institutions, biotechnology and pharmaceutical companies, including its collaborators, and drug delivery companies. There can be no assurance that developments by others will not render the Registrant's product candidates or technologies obsolete or noncompetitive, or that the Registrant's collaborators will not choose to use competing drug delivery methods. At the present time, Alkermes has no sales force or marketing or commercial manufacturing experience. In addition, many of the Registrant's competitors and potential competitors have substantially greater capital resources, manufacturing and marketing experience, research and development resources and production facilities than does Alkermes. Many of these competitors also have significantly greater experience than Alkermes in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals.

         With respect to RMP-7, the Registrant believes that there are currently no products approved by the FDA for increasing the permeability of the blood-brain barrier. There are, however, many novel experimental therapies for the treatment of brain tumor and central nervous system infections being tested in the United States and Europe.

         With respect to ProLease and Medisorb, the Registrant is aware that there are other companies developing sustained-release delivery systems for pharmaceutical products. In addition, other companies are developing new chemical entities which, if developed successfully, could compete against sustained-release formulations of products of the Registrant's collaborators. These chemical entities are being designed to have different mechanisms of action or improved safety and efficacy. In addition, the Registrant's collaborators may develop, either alone or with others, products that compete with the development and marketing of the Registrant's product candidates.

         There can be no assurance that the Registrant will be able to compete successfully with such companies. The existence of products developed by the Registrant's competitors, or other products or treatments of which the Registrant is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Registrant.

PATENTS AND PROPRIETARY RIGHTS

         The Registrant's success will be dependent, in part, on its ability to obtain patent protection for its product candidates and those of its collaborators, maintaining trade secret protection and operating without infringing upon the proprietary rights of others.

         The Registrant has a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. The Registrant has filed numerous United States and international patent applications directed to composition of matter as well as processes of preparation and methods of use, including applications relating to: permeabilizers, certain rights to which have been licensed to the Partnership, of which one United States patent was issued in each of May 1992, December 1993, April 1996 and December 1996; carriers for enabling passage into the brain of therapeutic compounds, of which one United States patent was issued in each of October 1992, January 1993 and June 1996; a ProLease microencapsulation process, of which one United States patent was issued in May 1991; the formulation of ProLease composition of which one United States patent was issued in May 1995; a Medisorb microencapsulation process of which one United States patent was issued in June 1983; and 11 additional United States patents related to Medisorb methods and compositions that were issued between July 1985 and June 1995. In the future, the Registrant plans to file further United States and foreign patent applications directed to new or improved products and processes. The United States patents issued to the Registrant will expire between 2000 and 2014. Alkermes intends to file additional patent applications when appropriate and intends to defend its patent position aggressively.

         Alkermes has exclusive rights through licensing agreements with several institutions to nine issued United States patents, a number of United States patent applications and to corresponding foreign patents and patent applications in many countries, subject in certain instances to the rights of the United States government to use the technology covered by such patents and patent applications. The United States patents that have been licensed to the Registrant will expire between the years 2003 and 2013. Under certain licensing agreements, the Registrant currently pays annual license fees and/or minimum annual royalties. During the fiscal year ended March 31, 1997, such fees were approximately $92,000. In addition, under all licensing agreements, Alkermes is obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

         The Registrant is aware of several United States patents issued to third parties containing claims which could be construed to cover some of the Registrant's product candidates utilizing its ProLease, RMP-7, and Medisorb delivery systems. In one case, the Registrant has received a letter from the owner of a patent asking the Registrant to compare the Registrant's Medisorb technology disclosed in a published international patent application with such owner's patented technology. There can be no assurance that the claims of the issued United States patents are not infringed by the proposed manufacture, use, offer for sale, or sale of these products by the Registrant or its collaborators. There can be no assurance that a third party will not file an infringement action, or that the Registrant would prevail in any such action. There can be no assurance that the cost of defending an infringement action would not be substantial, and would not have a material adverse effect on the Registrant's business, financial condition and results of operations. The Registrant is also aware of patent applications filed by third parties in the United States and in various foreign countries which may cover some of the Registrant's product candidates utilizing its ProLease, RMP-7 or Medisorb delivery systems. Patents may issue from these applications which could preclude the Registrant from manufacturing, using, offering for sale, or selling some of its ProLease, RMP-7 or Medisorb product candidates. Furthermore, there can be no assurance that any licenses under such patents would be made available on commercially viable terms, if at all. Failure to obtain any required license could prevent the Registrant from commercializing one or more of its products.

         The patent positions of pharmaceutical, biopharmaceutical and biotechnology firms, including Alkermes, are generally uncertain and involve complex legal and factual questions. In addition, there can be no assurance that the Registrant's or its licensors' current patent applications will be allowed or that the claims of any patents issued to Alkermes or its licensors (in connection with either or both the Registrant's product candidates or the Partnership's product candidate) will be sufficiently broad to protect the Registrant's or the Partnership's technology or to provide Alkermes or the Partnership with any competitive advantages. Moreover, no assurance can be given that patents issued to Alkermes (in connection with either or both the Registrant's product candidates or the Partnership's product candidate), or its respective licensors, if any, will not be contested, invalidated or circumvented. In addition, if Alkermes or the Partnership is required to bring or defend against a narrowed charge of patent infringement or to protect its own proprietary rights against third parties, substantial costs could be incurred.

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

         Prior to marketing, any product developed by Alkermes or its collaborators must undergo an extensive regulatory approval process, which includes preclinical testing and clinical trials of such product candidate to demonstrate safety and efficacy. This regulatory process can require many years and the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated which may result in delay or failure to receive FDA approval. Similar delays or failures may be encountered in foreign countries. Delays and costs in obtaining regulatory approvals would have a material adverse effect on the Registrant's business, financial condition and results of operations.

         Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with GMP. Before approval of an NDA or PLA, the FDA will perform a prelicensing inspection of the facility to determine its compliance with GMP and other rules and regulations. In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. After the establishment is licensed, it is subject to periodic inspections by the FDA.

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

EMPLOYEES

         As of June 6, 1997, the Registrant had 177 full-time employees. A significant number of the Registrant's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Alkermes believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of the Registrant's employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         The Registrant leases and occupies approximately 97,000 square feet of laboratory and office space in Cambridge, Massachusetts under five leases expiring in the years 1998 to 2008. The leases contain provisions permitting the Registrant to extend the term of such leases for up to ten years. The Registrant has completed construction of a GMP pilot suite at its Massachusetts facility. Such suite is for the manufacture of product candidates incorporating the ProLease delivery system for preclinical and clinical trials. The Registrant also expects to begin construction of a new commercial scale ProLease manufacturing facility in Cambridge, Massachusetts during fiscal 1998. The Registrant believes that its Massachusetts facilities are adequate for its preclinical and clinical operations. The Registrant does not manufacture and does not expect to manufacture RMPs for clinical trials. The Registrant has engaged a third party to manufacture preclinical, clinical and commercial supplies of RMPs.

         Alkermes Europe, Ltd., a wholly owned subsidiary of the Registrant, leases and occupies approximately 4,600 square feet of office space in Cambridge, England under a lease expiring in the year 2002. The Registrant believes that such office space is adequate for the operations of Alkermes Europe, Ltd.

         The Registrant owns and occupies approximately 14,000 square feet of manufacturing, office and laboratory space in Wilmington, Ohio. The facility contains a state-of-the-art GMP sterile production facility specifically designed for the production of Medisorb microspheres. The Registrant also expects to begin an expansion of its Medisorb manufacturing facility during fiscal 1998. The Registrant believes that its Wilmington facility is adequate for its preclinical and clinical operations.

         The Registrant also leases and occupies approximately 25,000 square feet of laboratory and office space in Blue Ash, Ohio under a lease expiring in 1998. The Registrant believes that the Blue Ash facility is adequate for its operations.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Registrant, who are elected to serve at the pleasure of the Board of Directors, are as follows:

         Name                       Age                       Position
         ----                       ---                       --------
Richard F. Pops                      35               Chief Executive Officer and Director

Robert A. Breyer                     53               President, Chief Operating Officer and Director

Raymond Bartus                       50               Senior Vice President, Preclinical Research and
                                                      Development

Michael J. Landine                   43               Senior Vice President, Chief Financial Officer and
                                                      Treasurer

Don G. Burstyn                       42               Vice President, Regulatory Affairs

J. Duncan Higgons                    42               Vice President, Business Development

Dennis M. Meka                       44               Vice President, Operations

Scott D. Putney                      43               Vice President, Protein and Molecular Biology

Cornelis H. Wortel                   41               Vice President, Medical Affairs

James L. Wright                      49               Vice President, Pharmaceutical Development


                  Mr. Pops has been Chief Executive Officer and a Director of the Registrant since February 1991. From February 1991 to June 1994, Mr. Pops was also President of the Registrant. Mr. Pops currently serves on the Board of Directors of Immulogic Pharmaceutical Corporation, the Biotechnology Industry Organization (BIO) and The Brain Tumor Society (a non-profit organization).

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

                  Dr. Bartus has been Senior Vice President, Preclinical Research and Development since November 1996. From November 1992 to November 1996, Dr. Bartus served as Senior Vice President, Neurobiology of the Registrant. From June 1988 to November 1992, Dr. Bartus held various positions with Cortex Pharmaceutical, Inc., most recently as Executive Vice President and Chief Operating Officer. He holds an M.S. in Experimental Psychology and a Ph.D. in Physiological Psychology from North Carolina State University.

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

                  Dr. Burstyn became Vice President, Regulatory Affairs in December 1993. From 1987 to 1993, Dr. Burstyn was employed in various capacities at Biogen, Inc., most recently as Director, Development Operations. Dr. Burstyn received his B.S., M.S. and Ph.D. from the University of Maryland.

                  Mr. Higgons became Vice President, Business Development in December 1994. From 1986 to 1994, he was employed in various capacities at IVAC Corporation, most recently as Senior Director of Sales, Western Area.

                  Mr. Meka became Vice President, Operations of the Registrant in January 1997. From 1994 to December 1996 he was employed by Dupont Merck Pharmaceuticals as Vice President, Manufacturing and Corporate Services. From 1991 to 1994 he was employed by Dupont Merck Pharma (Puerto Rico) as President and General Manager.

                  Dr. Putney has been Vice President, Protein and Molecular Biology since November 1996 after having served as Vice President, Molecular Biology since October 1991. From 1985 to October 1991, Dr. Putney served as Director of Molecular Biology at Repligen Corporation, a biotechnology company, and from 1988 to October 1991, Dr. Putney was also a Vice President at Repligen Corporation. Dr. Putney received a B.S. in Biology and a B.A. in Chemistry from the University of California, Irvine and a Ph.D. in Chemistry from the Massachusetts Institute of Technology.

                  Dr. Wortel became Vice President, Medical Affairs in July 1996. From 1995 to 1996, he was employed by Procept, Inc., from 1993 to 1995, he was employed by Repligen, Inc. and from 1991 to 1993, he was employed by Centocor, Inc.

                  Dr. Wright became Vice President, Pharmaceutical Development in December 1994. From 1989 to 1994, he was employed at Boehringer Ingelheim Pharmaceutical, Inc., most recently as a Director. Dr. Wright received a B.A. in Chemistry and Biology from the University of California, Santa Barbara, and an M.S. in Pharmacy and a Ph.D. in Pharmacy from the University of Wisconsin.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

             The Registrant's common stock is traded on the Nasdaq National Market under the symbol ALKS. Set forth below for the indicated periods are the high and low sale prices for Alkermes' common stock.

                                              Fiscal 1997                   Fiscal 1996
                                              -----------                   -----------
                                             High      Low                High         Low
                                             ----      ---                ----         ---

             1st Quarter                    $17        $ 8 1/2         $ 4 1/2       $2 5/8
             2nd Quarter                     16 1/8      8 1/2           9 1/4        3 5/8
             3rd Quarter                     25 1/2     11 7/8           8 5/8        5 3/4
             4th Quarter                     29 5/8     13 1/4          11 1/4        7 1/8

             The number of shareholders of record on June 6, 1997 was 591. No dividends have been paid on the common stock to date, and the Registrant does not expect to pay cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

Alkermes, Inc. and Subsidiaries
(In thousands, except per share data)

                                                                               Year Ended March 31,
                                                          ----------------------------------------------------------------------
                                                           1997          1996          1995          1994          1993
--------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Total revenues                                            $ 19,827      $ 15,919      $ 13,903      $  9,460      $ 11,806
                                                          ----------------------------------------------------------------------

Research and development expenses                           29,554        21,586        18,955        20,480        16,709
                                                          ----------------------------------------------------------------------

Total expenses                                              38,625        29,666        25,807        26,736        51,953 (1)
                                                          ----------------------------------------------------------------------

Net loss                                                  $(18,798)     $(13,747)     $(11,904)     $(17,275)     $(40,147)(1)
                                                          ----------------------------------------------------------------------

Net loss per weighted average number of common shares     $  (1.03)     $  (0.93)     $  (0.88)     $  (1.29)     $  (3.77)(1)
                                                          ----------------------------------------------------------------------

Weighted average number of common shares outstanding        18,288        14,775        13,535        13,362        10,653
                                                          ----------------------------------------------------------------------



                                                                                         March 31,
                                                           --------------------------------------------------------------------
                                                             1997           1996           1995           1994           1993
-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents and short-term investments       $ 85,297       $ 32,374       $ 21,351       $ 27,948       $ 32,859
                                                           --------------------------------------------------------------------

Total assets                                                104,697         45,752         36,708         46,322         54,025
                                                           --------------------------------------------------------------------

Long-term obligations                                        10,914          9,876          8,376          6,598          2,149
                                                           --------------------------------------------------------------------

Shareholders' equity                                         79,151         23,513         21,163         31,874         47,731
                                                           --------------------------------------------------------------------

(1) Includes a one time non-cash charge of $31.3 million for the purchase of in-process research and development as a result of the Company's acquisition of Enzytech, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Alkermes, Inc. and Subsidiaries


INTRODUCTION

         Alkermes develops innovative pharmaceutical products based on three proprietary drug delivery systems: ProLease(R), RMP-7(TM) and Medisorb(R). Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sales of products. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. At March 31, 1997, the Company had an accumulated deficit of $119.8 million.

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

FORWARD-LOOKING STATEMENTS

         Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions which it believes to be reasonable, the Company's business is subject to significant risks and there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) the Company and its collaborators could not be permitted by regulatory authorities to undertake additional clinical trials for ProLease, RMP-7, or Medisorb product candidates; (ii) product candidates could be ineffective or unsafe during clinical trials; (iii) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (iv) even if product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (v) technological change in the biotechnology or pharmaceutical industries could render the Company's product candidates obsolete or noncompetitive; (vi) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease and Medisorb technologies, which are not independently commercializable, could occur; (vii) disputes with Clinical Partners over rights to the RMP-7 and related technology could occur, or the Company could fail to purchase this technology from Clinical Partners pursuant to the purchase option (the "Purchase Option"), or, if the Company did purchase RMP(TM) technology from Clinical Partners (a) in shares of the Company's common stock, the Company's shareholders would be substantially diluted or (b) in cash, the Company's capital resources would be significantly depleted; and (viii) difficulties or set-backs in obtaining and enforcing Alkermes' patents and difficulties with the patent rights of others could occur.

RESULTS OF OPERATIONS

         The Company's research and development revenue under collaborative arrangement with related party was $1,415,313, $11,182,741 and $9,277,371 for the fiscal years ended in 1997, 1996 and 1995, respectively. This revenue was received from Clinical Partners under a product development agreement entered into in March 1992. The decrease in such revenue for fiscal 1997 as compared to fiscal 1996 was a result of the completion of funding from Clinical Partners pursuant to the product development agreement during the quarter ended June 30, 1996. The increase in such revenue for fiscal 1996 as compared to fiscal 1995 was a result of increased reimbursable costs incurred by the Company pursuant to such product development agreement. The Company's research and development revenue under collaborative arrangements was $15,968,317, $2,848,510 and $3,049,106 for the fiscal years ended in 1997, 1996 and 1995, respectively. The increase in such revenue for fiscal 1997 as compared to fiscal 1996 was mainly the result of the funding earned and milestones achieved under new or expanded collaborative agreements related to the Company's ProLease and Medisorb technologies. The decrease in such revenue for fiscal 1996 as compared to fiscal 1995 was primarily a result of the completion of the feasibility phase of a collaborative agreement with Boehringer Mannheim GmbH, partially offset by an expanded collaboration with Schering-Plough Corporation.

         Interest income was $2,443,317, $1,887,275 and $1,576,794 for the fiscal years ended in 1997, 1996 and 1995, respectively. The increase in such revenue for fiscal 1997 as compared to fiscal 1996 was primarily a result of the investment of the net proceeds of approximately $22.9 million received upon the consummation of a public offering of the Company's common stock in May 1996 as well as the investment of the net proceeds of approximately $49.7 million from the sale to ALZA Corporation of 2,000,000 shares of the Company's common stock in March 1997. The increase in fiscal 1996 as compared to fiscal 1995 was primarily a result of the investment of the net proceeds of approximately $14.8 million received upon the consummation of a public offering of the Company's common stock in September and October 1995.

         The Company's total operating expenses were $38,624,765 for the fiscal year ended in 1997 as compared to $29,665,610 and $25,807,424 for the fiscal years ended in 1996 and 1995, respectively. The Company separately recorded a $750,000 nonrecurring charge in March 1996 for Medisorb technology purchased but not yet commercially viable. The Company's research and development expenses were $29,553,988 for the fiscal year ended in 1997 compared to $21,586,316 and $18,955,347 for the fiscal years ended in 1996 and 1995, respectively. The increase for fiscal 1997 as compared to fiscal 1996 was mainly as a result of salary and related benefits and other operating costs associated with the acquisition of the Medisorb technology and certain related assets in March 1996. There was also an increase in the purchase of lab supplies and clinical expenses related primarily to the Company's ProLease and RMP-7 programs, partially offset by a reduction in the costs of preclinical work in the Company's RMP-7 program which was completed during the prior year. The increase for fiscal 1996 as compared to fiscal 1995 was mainly the result of an increase in the purchase of lab supplies and preclinical and clinical expenses related primarily to the Company's RMP-7 and ProLease programs.

         General and administrative expenses were $7,689,625, $6,285,700 and $5,104,062 for the fiscal years ended in 1997, 1996 and 1995, respectively. The increase for fiscal 1997 as compared to fiscal 1996 was primarily as a result of salary and related benefits and other operating costs associated with the acquisition of the Medisorb technology and certain related assets in March 1996 as well as an increase in patent legal costs. The increase for fiscal 1996 as compared to fiscal 1995 was primarily the result of non-cash charges related to the write-down of the Company's investments in Clinical Partners and an increase in patent legal costs and other legal costs associated with financing and other transactions. In February and April 1996, the Company purchased, for approximately $2.1 million, 74 Class A units that were owned by investors who defaulted on their obligations to make installment payments for such units. The Company wrote down its investment in these Class A units ratably over the period February through June 1996 as Clinical Partners used these and other funds to complete its obligation to Alkermes to fund research and development of RMP-7.

         The Company does not believe that inflation and changing prices has had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had current assets totaling $89,868,040, primarily consisting of $2,799,012 in cash and cash equivalents and $82,497,939 in U.S. Treasury Notes and other Government obligations having a maturity of less than one year; and current liabilities of $8,200,623. The Company's short-term investment objectives are, first, to assure conservation of principal, and second, to obtain investment income. As a result, the Company invests primarily in high grade government or government-backed securities.

         During fiscal 1997, the Company announced three new or expanded collaborative agreements. Development funding and milestone payments to Alkermes under these collaborations could exceed $70 million in the aggregate (of which $14.5 million was earned during fiscal 1997), assuming the development of the product candidates proceeds as planned.

         In March 1997, the Company completed a private placement of 2,000,000 shares of its common stock at $25 per share. Net proceeds to the Company were approximately $49.7 million.

         In May 1996, the Company completed a direct public offering of 2,300,000 shares of its common stock at $10 per share. Net proceeds to the Company were approximately $22.9 million.

         In September 1996, the Company amended its loan agreement with a bank to increase the principal amount of the loan by $5 million, securing the existing and the additional principal amount of the loan with a building and real property pursuant to a mortgage and certain of the Company's equipment pursuant to a security agreement.

         The Company's research and development costs to date have been financed primarily by sales of equity securities and research and development collaborative arrangements. The Company expects to incur significant research and development and other costs, including costs related to preclinical studies, clinical trials and facilities expansion. The research and development revenue from Clinical Partners ended during the quarter ended June 30, 1996. Such funding was not sufficient to complete clinical trials and seek regulatory approval of RMP-7. Since the completion of funding from Clinical Partners, Alkermes has used and intends to continue to use its own resources to develop RMP-7, but may be forced to seek alternative sources of funding, including additional collaborators. The Company is required to fund the development of RMP-7 to maintain its purchase option relating to Clinical Partners. Therefore, the Company expects that such costs will exceed revenues significantly for the next several years, which will result in continuing losses from operations.

         The Company expects to begin construction of a new commercial scale ProLease manufacturing facility in Cambridge, Massachusetts during fiscal 1998. The Company also expects to begin an expansion of its Medisorb manufacturing facility in Wilmington, Ohio during fiscal 1998. The total cost for both facilities is expected to be approximately $15 to $20 million. The Company's capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of equity securities. The Company will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including equity offerings, bank borrowings, lease arrangements relating to fixed assets or other financing methods. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors.

         The Company believes its current cash, cash equivalents and short-term investments, combined with anticipated interest income and research and development revenues under collaborative arrangements, will be sufficient to meet its anticipated capital requirements through at least March 31, 1999. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing facilities and of commercialization activities and arrangements and the cost of product in-licensing and any possible acquisitions.

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

         As disclosed in Note 2 to the Consolidated Financial Statements, the adoption of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" in the quarter ended December 31, 1997 is not expected to have any impact on the Company's consolidated financial statements because the Company continues to be in a net loss position and, consequently, common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         ALKERMES, INC. AND SUBSIDIARIES

         CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 1997 AND 1996
                      AND FOR THE THREE YEARS IN THE PERIOD
              ENDED MARCH 31, 1997 AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


Board of Directors
Alkermes, Inc.
Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Alkermes, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alkermes, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

May 23, 1997
Boston, Massachusetts

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------


ASSETS                                                          1997                  1996
                                                            -------------         ------------
CURRENT ASSETS:

  Cash and cash equivalents                                 $   2,799,012         $    445,150
  Short-term investments                                       82,497,939           31,929,214
  Prepaid expenses and other current assets                     4,571,089            1,957,477
                                                            -------------         ------------

           Total current assets                                89,868,040           34,331,841
                                                            -------------         ------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                            225,000              225,000
  Building                                                      1,275,000            1,275,000
  Furniture, fixtures and equipment                            11,963,945            9,864,501
  Leasehold improvements                                        2,183,280            2,008,193
  Construction in progress                                         90,000              147,326
                                                            -------------         ------------

                                                               15,737,225           13,520,020

  Less accumulated depreciation and amortization               (7,289,446)          (5,097,882)
                                                            -------------         ------------

                                                                8,447,779            8,422,138

INVESTMENTS                                                     5,366,291            1,372,789
                                                            -------------         ------------

OTHER ASSETS                                                      582,732              747,377
                                                            -------------         ------------

OTHER INVESTMENTS                                                 432,176              877,928


                                                            -------------         ------------
                                                            $ 104,697,018         $ 45,752,073
                                                            =============         ============


--------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY                             1997                 1996
                                                            -------------        -------------
 CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $   4,653,081        $   3,522,178
  Long-term obligations - current portion                       3,547,542            2,925,756
                                                            -------------        -------------

           Total current liabilities                            8,200,623            6,447,934
                                                            -------------        -------------

LONG-TERM OBLIGATIONS                                          10,914,127            9,876,347
                                                            -------------        -------------

OTHER LONG-TERM LIABILITIES                                     1,430,832              915,241
                                                            -------------        -------------

DEFERRED REVENUE                                                5,000,000            5,000,000
                                                            -------------        -------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Capital stock, par value $.01 per share:
    authorized, 5,000,000 shares; none issued
  Common stock, par value $.01 per share:
    authorized, 40,000,000 shares; issued,
    20,718,790 shares in 1997 and 15,966,942 shares
    in 1996                                                       207,188              159,669
  Additional paid-in capital                                  198,844,191          124,239,023
  Receivable for warrants and deferred compensation              (109,901)            (317,682)
  Cumulative foreign currency translation adjustments             (16,869)             (24,354)
  Unrealized gain on marketable securities                         71,250              502,500
  Accumulated deficit                                        (119,844,423)        (101,046,605)
                                                            -------------        -------------

           Total shareholders' equity                          79,151,436           23,512,551
                                                            -------------        -------------

                                                            $ 104,697,018        $  45,752,073
                                                            =============        =============

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                            1997                1996                1995
                                                        ------------        ------------        ------------
REVENUES:
  Research and development revenue under
     collaborative arrangements                         $ 15,968,317        $  2,848,510        $  3,049,106
  Research and development revenue under
     collaborative arrangement with related party          1,415,313          11,182,741           9,277,371
  Interest income                                          2,443,317           1,887,275           1,576,794
                                                        ------------        ------------        ------------

          Total revenues                                  19,826,947          15,918,526          13,903,271
                                                        ------------        ------------        ------------

EXPENSES:
  Research and development                                29,553,988          21,586,316          18,955,347
  General and administrative                               7,689,625           6,285,700           5,104,062
  Interest expense                                         1,381,152           1,043,594             608,015
  Purchase of in-process research and
    development                                                   --             750,000                  --
  Write-down of other investment                                  --                  --           1,140,000
                                                        ------------        ------------        ------------

          Total expenses                                  38,624,765          29,665,610          25,807,424
                                                        ------------        ------------        ------------

NET LOSS                                                $(18,797,818)       $(13,747,084)       $(11,904,153)
                                                        ============        ============        ============

NET LOSS PER WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES                               $      (1.03)       $      (0.93)       $      (0.88)
                                                        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                               18,288,334          14,774,584          13,535,339
                                                        ============        ============        ============


See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                                          RECEIVABLE     CUMULATIVE
                                                                                              FOR         FOREIGN      UNREALIZED
                                                                          ADDITIONAL      WARRANTS AND    CURRENCY   GAIN (LOSS) ON
                                                    COMMON STOCK           PAID-IN          DEFERRED     TRANSLATION   MARKETABLE
                                                SHARES       AMOUNT        CAPITAL        COMPENSATION   ADJUSTMENTS   SECURITIES
BALANCE, APRIL 1, 1994                        13,520,091    $135,201    $ 109,498,650     $(2,019,775)    $(14,451)    $(330,000)

  Issuance of common stock, April 1994
    through March 1995                            51,747         517           39,228              --           --            --

  Warrant exchange and amortization of
    receivable for warrants                           --          --         (354,090)        841,719           --            --

  Compensation relating to grant of stock
    options and awards made                           --          --          103,320        (103,320)          --            --

  Amortization of compensation relating to
    grant of stock options and awards made            --          --         (137,937)        469,058           --            --

  Carrying value adjustments                          --          --               --              --           --       330,000

  Cumulative foreign currency translation             --          --               --              --        4,150            --
    adjustments

  Net loss for year                                   --          --               --              --           --            --
                                              ----------    --------    -------------     -----------     --------     ---------

BALANCE, MARCH 31, 1995                       13,571,838     135,718      109,149,171        (812,318)     (10,301)           --

  Issuance of common stock, April 1995
    through March 1996, net of issuance
    costs of $1,281,445                        2,395,104      23,951       15,002,862              --           --            --


  Amortization of receivable for warrants             --          --               --         402,259           --            --

  Amortization of compensation relating to
    grant of stock options and awards made            --          --           86,990          92,377           --            --

  Unrealized gain on marketable securities            --          --               --              --           --       502,500

  Cumulative foreign currency translation             --          --               --              --      (14,053)           --
    adjustments

  Net loss for year                                   --          --               --              --           --            --
                                              ----------    --------    -------------     -----------     --------     ---------

BALANCE, MARCH 31, 1996                       15,966,942     159,669      124,239,023        (317,682)     (24,354)      502,500

                                                    ACCUMULATED
                                                      DEFICIT           TOTAL
BALANCE, APRIL 1, 1994                             $ (75,395,368)    $ 31,874,257

  Issuance of common stock, April 1994
    through March 1995                                        --           39,745

  Warrant exchange and amortization of
    receivable for warrants                                   --          487,629

  Compensation relating to grant of stock
    options and awards made                                   --               --

  Amortization of compensation relating to
    grant of stock options and awards made                    --          331,121

  Carrying value adjustments                                  --          330,000

  Cumulative foreign currency translation                     --            4,150
    adjustments

  Net loss for year                                  (11,904,153)     (11,904,153)
                                                   -------------     ------------

BALANCE, MARCH 31, 1995                              (87,299,521)      21,162,749

  Issuance of common stock, April 1995
    through March 1996, net of issuance
    costs of $1,281,445                                       --       15,026,813

  Amortization of receivable for warrants                     --          402,259

  Amortization of compensation relating to
    grant of stock options and awards made                    --          179,367

  Unrealized gain on marketable securities                    --          502,500

  Cumulative foreign currency translation                     --          (14,053)
    adjustments

  Net loss for year                                  (13,747,084)     (13,747,084)
                                                   -------------     ------------

BALANCE, MARCH 31, 1996                             (101,046,605)      23,512,551

                                                                     (Continued)

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                                         RECEIVABLE    CUMULATIVE
                                                                                            FOR         FOREIGN      UNREALIZED
                                                                            ADDITIONAL  WARRANTS AND    CURRENCY    GAIN (LOSS) ON
                                                         COMMON STOCK         PAID-IN     DEFERRED     TRANSLATION   MARKETABLE
                                                      SHARES      AMOUNT      CAPITAL   COMPENSATION   ADJUSTMENTS   SECURITIES

BALANCE, MARCH 31, 1996 (CARRIED FORWARD)            15,966,942   159,669   124,239,023    (317,682)    (24,354)        502,500

  Issuance of common stock,  April 1996 through
    March 1997, net of issuance costs of $390,705     4,751,848    47,519    74,605,168          --          --              --


  Amortization of receivable for warrants                    --        --            --      34,687          --              --

  Amortization of compensation relating to
    grant of stock options and awards made                   --        --            --     173,094          --              --

  Unrealized loss on marketable securities                   --        --            --          --          --        (431,250)

  Cumulative foreign currency translation                    --        --            --          --       7,485              --
    adjustments

  Net loss for year                                          --        --            --          --          --              --
                                                     ----------  --------  ------------   ---------    --------       ---------

BALANCE, MARCH 31, 1997                              20,718,790  $207,188  $198,844,191   $(109,901)   $(16,869)      $  71,250
                                                     ==========  ========  ============   =========    ========       =========


                                                   ACCUMULATED
                                                     DEFICIT             TOTAL
BALANCE, MARCH 31, 1996 (CARRIED FORWARD)          (101,046,605)      23,512,551

  Issuance of common stock,  April 1996 through
    March 1997, net of issuance costs of $390,705            --       74,652,687

  Amortization of receivable for warrants                    --           34,687

  Amortization of compensation relating to
    grant of stock options and awards made                   --          173,094

  Unrealized loss on marketable securities                   --         (431,250)

  Cumulative foreign currency translation                    --            7,485
    adjustments

  Net loss for year                                 (18,797,818)     (18,797,818)
                                                  -------------     ------------

BALANCE, MARCH 31, 1997                           $(119,844,423)    $ 79,151,436
                                                  =============     ============


See notes to consolidated financial statements.


                                                                     (Concluded)

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                          1997             1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(18,797,818)    $(13,747,084)    $(11,904,153)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
      Depreciation and amortization                                      2,358,843        1,770,242        1,426,068
      Amortization of amounts receivable for warrants and
        compensation relating to grant of stock options and awards
        made                                                               207,781          581,626          818,750
      Adjustments to other investments                                      14,502          101,742        1,474,934
      Changes in assets and liabilities:
        Prepaid expenses and other current assets                       (2,617,365)         830,500           26,049
        Accounts payable and accrued expenses                            1,143,447          960,670          256,067
        Deferred revenue from Alkermes Clinical Partners, L.P.                  --       (1,585,000)      (1,215,000)
        Other long-term liabilities                                        515,591          540,406           61,611
        Deferred revenue                                                        --        5,000,000               --
                                                                      ------------     ------------     ------------

               Net cash used by operating activities                   (17,175,019)      (5,546,898)      (9,055,674)
                                                                      ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant  and equipment, net                     (2,243,476)      (5,606,737)        (629,935)
   (Purchases) sales of short-term investments, net                    (50,568,725)     (11,665,073)       5,031,130
   (Purchases) sales of investments, net                                (3,993,502)       2,994,437        1,133,969
   Other assets                                                             10,500         (209,500)          20,500
   Investment in Alkermes Clinical Partners, L.P.                               --       (2,122,463)        (126,959)
   Repayment of loan to Alkermes Clinical Partners, L.P.                        --        4,735,000               --
                                                                      ------------     ------------     ------------

               Net cash (used by) provided by investing activities     (56,795,203)     (11,874,336)       5,428,705
                                                                      ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                          74,652,687       15,026,813           39,745
   Proceeds from issuance of long-term debt                              5,000,000        4,500,000        4,500,000
   Payment of long-term obligations                                     (3,338,054)      (2,733,061)      (2,479,359)
                                                                      ------------     ------------     ------------

              Net cash provided by financing activities                 76,314,633       16,793,752        2,060,386
                                                                      ------------     ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      9,451          (13,995)             619
                                                                      ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     2,353,862         (641,477)      (1,565,964)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               445,150        1,086,627        2,652,591
                                                                      ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $  2,799,012     $    445,150     $  1,086,627
                                                                      ============     ============     ============

SUPPLEMENTARY INFORMATION - Interest paid                             $    788,102     $    492,731     $    568,198
                                                                      ============     ============     ============


See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1.   FORMATION OF THE COMPANY

     Alkermes, Inc. (the "Company") was incorporated in July 1987 and is a leader in the development of products based on sophisticated drug delivery technologies. Alkermes' focus is on two important drug delivery opportunities: (i) controlled, sustained release of injectable drugs lasting several days to several weeks, utilizing its ProLease(R) and Medisorb(R) technologies; and (ii) the delivery of drugs into the brain past the blood-brain barrier, utilizing RMP-7(TM) technology.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Alkermes, Inc. and its wholly owned subsidiaries, Alkermes Controlled Therapeutics, Inc. ("ACTI"), Alkermes Controlled Therapeutics, Inc. II ("ACT II") (see Note 3), Alkermes Investments, Inc., Alkermes Development Corporation II ("ADC II") and Alkermes Europe, Ltd. ADC II serves as the one percent general partner of Alkermes Clinical Partners, L.P. ("Clinical Partners"), a limited partnership engaged in a research and development project with the Company (see Note 7). ADC II's investment in Clinical Partners is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

     USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash, cash equivalents, accounts payable and accrued expenses approximate fair value because of their short-term nature. Marketable equity securities are recorded in the consolidated financial statements at amortized cost which approximates fair value. The carrying amounts of the Company's debt instruments approximate fair value.

     NET LOSS PER WEIGHTED AVERAGE NUMBER OF COMMON SHARES - Net loss per share is computed using the weighted average number of common shares outstanding during the period.

     RESEARCH AND DEVELOPMENT REVENUES - Research and development revenues are recorded as services are performed. Revenue earned upon the attainment of research and development milestones is recorded when achieved.

     RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses are charged to operations as incurred.

     INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns (see Note 6).

     CASH EQUIVALENTS - Cash equivalents, with purchased maturities of three months or less, consist of money market accounts.

     INVESTMENTS - Securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as "held-to-maturity."

     Short-term investments and investments consist of U.S. Treasury and other government securities which are classified as "held-to-maturity" and reported at amortized cost. Short-term investments and investments have maturity dates within one year of the balance sheet date. Investments classified as long-term include securities held as collateral. The carrying value of all investments approximated market value at March 31, 1997 and 1996.

     Included in other investments is an investment in Cortex Pharmaceutical Inc.'s common stock, which is classified as "available-for-sale" and reported at fair market value. During the year ended March 31, 1995, the Company recorded a charge to operations of $1,140,000 due to other than temporary reductions in the market value of such investment. Other investments also include ADC II's investment in Clinical Partners.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives of the assets: buildings - 25 years; furniture, fixtures and equipment - 3 to 5 years; or, in the case of leasehold improvements and capital leases, over the lease terms - 3 to 10 years.

     DEFERRED REVENUE - LONG-TERM - During fiscal 1996, the Company received a $5,000,000 prepayment of royalties under a collaborative agreement. This amount has been recorded as deferred revenue at March 31, 1997 and 1996 and accrues interest (included in other long-term liabilities) at a rate (6.15625% at March 31, 1997) equal to .20% above the one-year LIBOR rate.

     LICENSE AGREEMENTS AND PURCHASED PATENTS - License agreements and purchased patents, included in other assets, are amortized on a straight-line basis over a period of five years.

     RECEIVABLE FOR WARRANTS AND DEFERRED COMPENSATION - Receivable for warrants is comprised of amounts receivable related to warrants issued in connection with the capitalization of Clinical Partners and was amortized as revenues were earned from Clinical Partners. Deferred compensation is related to both the Company's 1991 Restricted Common Stock Award Plan and compensatory stock options and is amortized over vesting periods ranging from one to five years.

     NEW ACCOUNTING PRONOUNCEMENTS - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. The Company adopted SFAS No. 121 during fiscal 1997. The adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) - In fiscal 1997, the Company also implemented the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company continues to account for its stock-based transactions with employees in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and will provide pro forma disclosures of net loss and net loss per share as if the fair value basis method prescribed by SFAS No. 123 had been applied in measuring employee compensation expense (see
     Note 10).

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," in which the Company is required to adopt in the quarter ending December 31, 1997. SFAS No. 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. The adoption of SFAS No. 128 is not expected to have any impact on the Company's consolidated financial statements because the Company continues to be in a net loss position and, consequently, common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

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

     In May 1996, the Company completed a direct public offering of 2,300,000 shares of its common stock at $10.00 per share. Net proceeds to the Company were approximately $22,900,000.

     In March 1997, the Company completed a private placement of 2,000,000 shares of its common stock at $25.00 per share. Net proceeds to the Company were approximately $49,700,000.

5.   LONG-TERM OBLIGATIONS

     Long-term obligations at March 31 consist of:

                                                                     1997               1996
     Notes payable to a bank bearing interest at fixed rates
       (8.00%-8.54%), payable in monthly installments,
        maturing 1997 through 2001                               $ 6,436,903        $ 3,246,427

     Notes payable to a bank bearing interest at fixed rates
       (6.35%-7.96%), payable in quarterly installments
       of $375,000, maturing in 2000                               4,500,000          6,000,000

     Note payable to corporate partner bearing interest at the
       prime rate (8.50% at March 31, 1997), maturing in 2000      3,500,000          3,500,000

     Other                                                            24,766             55,676
                                                                 -----------        -----------

                                                                  14,461,669         12,802,103

     Less current portion                                          3,547,542          2,925,756
                                                                 -----------        -----------

                                                                 $10,914,127        $ 9,876,347
                                                                 ===========        ===========


     The first bank loan is secured by a building and real property pursuant to a mortgage and certain of the Company's equipment pursuant to security agreements. The loan is also secured by cash collateral (included in long-term investments at March 31, 1997) having a minimum market value of the lesser of $1,000,000 or the outstanding principal amount of the loan. Under the terms of the loan agreement, the Company is required to maintain a minimum unencumbered balance of cash and permitted investments and a minimum ratio of unencumbered cash and permitted investments to indebtedness.

     The second bank loan agreement requires the Company to maintain a minimum net worth, a maximum ratio of total liabilities to net worth, a minimum current ratio and a minimum unencumbered balance of cash and permitted investments. Upon the breach of any of these financial covenants or the occurrence of any other event of default under the loan agreement, the Company would be required to deposit an amount equal to the then outstanding principal balance of the loan plus three months' interest into a restricted account at the bank. Under the terms of the loan agreement, the bank would have the right to liquidate such account and apply the proceeds to repayment of the loan if the Company's unencumbered cash and investment balance falls below $5,000,000.

     In January 1995, the Company borrowed $3,500,000 from a corporate partner. The principal amount of the loan, together with interest, is payable in the Company's common stock or cash, at the Company's option.

     At March 31, 1997, the maturities of the long-term obligations are as follows:

                          NOTES PAYABLE
                            AND OTHER

     1998                  $3,547,542
     1999                   2,805,794
     2000                   6,300,000
     2001                   1,225,000
     2002                     583,333
                          -----------

                          $14,461,669
                          ===========


6.   INCOME TAXES

     At March 31, 1997, the Company has approximately $53,522,000 of net operating loss ("NOL") carryforwards for U.S. federal income tax purposes and approximately $3,802,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from 2002 through 2012.

     The components of the net deferred income tax assets at March 31 are as follows:

                                                              1997                1996

     Acquired technology                                    $884,000            $884,000
     Capitalized research and development
       expenses, net of amortization                      14,535,000          12,146,000
     U.S. NOL carryforwards                               21,495,000          15,557,000
     Tax credit carryforwards                              4,840,000           3,491,000
     Alkermes Europe NOL carryforward                      2,152,000           1,373,000
     Other                                                 1,070,000             709,000
     Less valuation allowance                            (44,976,000)        (34,160,000)

                                                         -----------         -----------

                                                         $       -           $       -
                                                         ===========         ===========


     The valuation allowance has been provided because of the uncertainty of realizing the future benefits of the net deferred income tax assets. In fiscal 1996, the valuation allowance increased by $5,241,000.

     The ACTI NOL carryforwards and ACTI research and development credit carryforwards of approximately $4,780,000 and $790,000, respectively, acquired from Enzytech, Inc. are only available to offset future taxable income of ACTI.

7.   RELATED-PARTY TRANSACTIONS

     On April 10, 1992, the Company and Clinical Partners, a limited partnership of which ADC II is the general partner, sold in a private placement (i) 920 Class A units, each unit (a "Class A Unit") consisting of one Class A limited partnership interest in Clinical Partners, a 1992 warrant (a "1992 Warrant") to purchase 2,800 shares of the Company's common stock and a 1995 warrant (a "1995 Warrant") to purchase 300 shares of the Company's common stock; and (ii) one Class B unit (the "Class B Unit"), consisting of one Class B limited partnership interest in Clinical Partners, a 1992 warrant (the "Class B 1992 Warrant") to purchase 5,600 shares of the Company's common stock and a 1995 warrant (the "Class B 1995 Warrant") to purchase 600 shares of the Company's common stock. The purchase price was $50,000 for each Class A Unit and $100,000 for the Class B Unit, the unpaid portions of which were evidenced by investor notes which were payable in annual installments through April 15, 1995.

     In connection with the offering, the Company also issued, to an affiliate of the sales agent for the Class A Units, warrants (the "Incentive Warrants") to purchase 77,100 shares of the Company's common stock and issued, to another affiliate of the sales agent, a warrant (the "Affiliate Warrant") to purchase 13,300 shares of the Company's common stock.

     The net proceeds of the offering were used primarily to fund the further development and clinical testing of a family of molecules designated by the Company as Receptor-Mediated Permeabilizers(TM) ("RMPs"(TM)) for human pharmaceutical use in the United States and Canada. Proprietary RMP(TM) molecules developed by the Company may enhance the passage of small drug molecules from the bloodstream into the brain. Pursuant to the Product Development Agreement entered into in March 1992, the Company licensed to Clinical Partners certain of its technology relating to RMPs. Research and development of RMPs is being conducted by the Company for Clinical Partners pursuant to the Product Development Agreement. The Company was reimbursed by Clinical Partners for its actual costs incurred in conducting such research and development and also received a management fee of 10% of such costs. Such funding ended during the quarter ended June 30, 1996. Such funding was not sufficient to complete clinical trials and seek regulatory approval of RMP-7. Since the completion of funding from Clinical Partners, Alkermes has used its own resources to develop RMP-7, but may be forced to seek alternative sources of funding, including additional collaborators. The Company is required to fund the development of RMP-7 to maintain the Purchase Option as defined below.

     Clinical Partners has granted the Company an exclusive interim license to manufacture and market RMPs for human pharmaceutical use in the United States and Canada. Upon the first marketing approval of an RMP product by the United States Food and Drug Administration, the Company is obligated to make a payment to Clinical Partners equal to 20% of the aggregate capital contributions (approximately $8,300,000) of all partners (the "milestone payment"). Additionally, the Company will make royalty payments to Clinical Partners equal to 12% of United States and Canadian revenues and 10% of European revenues, in certain circumstances, from any sales of RMPs by the Company. The interim license will terminate if the Company does not exercise the Purchase Option.

     The 1992 Warrants, the 1995 Warrants (collectively, the "Class A Warrants"), the Class B 1992 Warrant and the Class B 1995 Warrant (collectively, the "Class B Warrants") were issued by the Company in consideration of the grant by each limited partner to the Company of an option to purchase (the "Purchase Option"), under certain circumstances, the limited partnership interest in Clinical Partners held by such limited partner. Upon exercise of such purchase option, each Class A limited partner will be entitled to receive an initial payment, at the Company's option, of $40,000 in cash or approximately $42,100 in the Company's common stock, as well as certain additional payments (which are subject to certain limitations) based on the Company's net revenues from sales of RMPs in the United States, Canada and Europe as follows:

     - 12% of net revenues to the Company on sales of RMPs in the United States and Canada and 10% of net revenues to the Company on sales of RMPs in Europe, until each Class A limited partner has received an aggregate of $400,000 per interest from the initial payment and the royalty stream; thereafter,

     - 9% of net revenues to the Company on sales of RMPs in the United States, Canada and Europe, until each Class A limited partner has received an aggregate of $500,000 per interest from the initial payment and the royalty stream; and thereafter,

     - 4% of net revenues to the Company on sales of RMPs in the United States, Canada and Europe.

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

     In February and April 1996, the Company purchased from Clinical Partners an aggregate of 74 Class A Units that were owned by investors who defaulted on their payment obligations. The total purchase price for such Units was the aggregate amount of unpaid installments, approximately $2,052,000. The Company wrote down its investment in these Class A Units ratably over the period February through June 1996 as Clinical Partners used these and other funds to complete its obligation to the Company to fund research and development of RMP-7.

8.   RESEARCH AND DEVELOPMENT ARRANGEMENTS

     The Company has entered into several collaborative agreements with corporate partners ("partners") to provide research and development activities relating to the partners' products. In connection with these agreements, the Company has granted certain licenses or the right to obtain certain licenses to technology developed by the Company. In return for such grants, the Company will receive certain payments upon the achievement of certain milestones and will receive royalties on sales of products developed under the terms of the agreements. In addition to research and development funding, during fiscal 1997 the Company received $900,000 representing three milestone payments under these agreements. Additionally, the Company may obtain the right to manufacture and supply products developed under certain of these agreements.

9.   COMMITMENTS

     LEASE COMMITMENTS - The Company leases certain of its offices and research laboratories under operating leases with initial terms of one to ten years expiring between 1998 and 2008. The leases contain provisions for extensions for up to ten years. Total annual future minimum lease payments are as follows:

        1998                                $2,684,000
        1999                                 2,016,000
        2000                                 2,035,000
        2001                                 1,497,000
        2002                                 1,175,000
        Thereafter                           1,789,000



     Rent expense charged to operations was approximately $3,342,000, $2,439,000 and $2,589,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

     LEASE COMMITMENTS (CONTINUED) - Additionally, a U.S. Treasury Bill with a total principal amount of $257,000 is being held by a bank in the Company's name as a security deposit on the leases and, accordingly, has been classified as a long-term investment at March 31, 1997.

     LICENSE AND ROYALTY COMMITMENTS - The Company has entered into license agreements with certain corporations and universities which require the Company to pay annual license fees and royalties based on a percentage of revenues from sales of certain products and royalties from sublicenses granted by the Company. Amounts paid under these agreements were approximately $92,000, $127,000 and $117,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

10.  STOCK OPTIONS AND AWARDS

     During fiscal 1996, the Company adopted the Stock Option Plan for Non-Employee Directors (the "Director Plan"), which provides for the granting of stock options to non-employee directors of the Company. The Company's Amended and Restated 1989 Non-Qualified Stock Option Plan (the "1989 Plan"), Amended and Restated 1990 Omnibus Stock Option Plan, as amended (the "1990 Plan"), and 1992 Non-Qualified Stock Option Plan (the "1992 Plan") provide for the granting of stock options to employees, officers and directors of, and consultants to, the Company. Nonqualified options to purchase up to 225,000 shares of the Company's common stock may be granted under the 1989 Plan, nonqualified and incentive options to purchase up to 1,750,000 shares of the Company's common stock may be granted under the 1990 Plan, nonqualified options to purchase up to 1,000,000 shares of the Company's common stock may be granted under the 1992 Plan and nonqualified options to purchase up to 150,000 shares of the Company's common stock may be granted under the Director Plan. Unless sooner terminated, the 1989 Plan will terminate on July 18, 1999, the 1990 Plan will terminate on September 19, 2000, the 1992 Plan will terminate on November 11, 2002 and the Director Plan will terminate on March 18, 2006.

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

     The 1989 Plan, the 1990 Plan and the 1992 Plan also provide that the Compensation Committee may grant Limited Stock Appreciation Rights ("LSARs") with respect to all or any portion of the shares covered by stock options granted to directors and executive officers. LSARs may be granted with the grant of a nonqualified stock option or at any time during the term of such option but may only be granted with the grant of an incentive stock option. The grant of LSARs will not be effective until six months after their date of grant. Upon the occurrence of certain triggering events, the options with respect to which LSARs have been granted shall become immediately exercisable and the persons who have received LSARs will automatically receive a cash payment in lieu of shares. Through March 31, 1997, LSARs have been granted under the 1990 Plan with respect to options to purchase 425,750 shares.

     The Company has also adopted the 1991 Restricted Common Stock Award Plan (the "Award Plan"). The Award Plan provides for the award to certain eligible employees, officers and directors of, and consultants to, the Company of up to a maximum of 250,000 shares of common stock. The Award Plan is administered by the Compensation Committee. Awards generally vest over five years. Through March 31, 1997, 1996 and 1995, an aggregate of 77,000, 77,000 and 77,000 shares of common stock , respectively, have been awarded under the Award Plan, of which 2,400, 13,200 and 7,900 shares ceased to be subject to forfeiture and were issued during the years ended March 31, 1997, 1996 and 1995, respectively. In addition, zero, 5,000 and 6,900 shares were canceled during the years ended March 31, 1997, 1996 and 1995, respectively. The Award Plan will terminate on November 15, 2001, unless sooner terminated by the Board of Directors.

     The Company has reserved a total of 2,376,852 shares of common stock for issuance under the five plans.

     The Company has elected to continue to follow APB No. 25 for accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized with respect to the grant of any stock options in which the exercise price of the Company's employee stock options equals the fair market price of the underlying stock on the date the option is granted.

     Pro forma information regarding net loss and net loss per share in fiscal 1997 and 1996 has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No.
     123. The resulting effect on pro forma net loss and net loss per share disclosed below for fiscal 1997 and 1996 is not likely to be representative of the effects on net loss and net loss per share on a pro forma basis in future years, because fiscal 1996 and 1997 pro forma results include the impact of only one and two years, respectively, of grants and related vesting. The fair value of options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rates ranging from 6.60% - 6.84% for fiscal 1997 and 5.96% - 6.17% for fiscal 1996; dividend yields of 0% in fiscal 1997 and 1996; volatility factors of the expected market price of the Company's common stock of 67% in fiscal 1997 and 65% in fiscal 1996; and a weighted average expected life of 2.5 years in fiscal 1997 and 1996. Using the Black-Scholes option valuation model, the weighted average fair value of options granted in fiscal 1997 and 1996 was $8.00 and $2.96, respectively.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the vesting period of the option. Pro forma information for the years ended March 31 is as follows:

                                                           1997                  1996

       Net loss - as reported                          $(18,797,818)        $(13,747,084)
       Net loss - pro forma                            $(19,971,317)        $(13,972,561)
       Net loss per share - as reported                $   (1.03)           $    (0.93)
       Net loss per share - pro forma                  $   (1.09)           $    (0.95)

     A summary of option activity under the 1989, 1990, 1992 and Director Plans is as follows:


                                                    EXERCISE            WEIGHTED
                                 NUMBER               PRICE              AVERAGE
                                   OF                  PER              EXERCISE
                                 SHARES               SHARE               PRICE

Balance, April 1, 1994          1,328,501         $ .56 - $21.00        $  7.22

  Granted                       1,210,765          2.01 -   7.00           3.53
  Exercised                       (43,847)          .56 -   1.00            .90
  Canceled                     (1,038,126)          .60 -  21.00           8.98
                                ---------

Balance, March 31, 1995         1,457,293           .56 -  14.875          3.09

  Granted                         445,450          2.81 -  10.31           5.73
  Exercised                       (60,199)          .56 -   3.69           1.63
  Canceled                       (106,540)         1.00 -   9.13           3.80
                                ---------
Balance, March 31, 1996         1,736,004           .56 -  14.875          3.78

  Granted                         449,650          9.31 -  28.75          14.53
  Exercised                      (142,575)          .56 -  14.875          3.43
  Canceled                        (70,670)         1.00 -  14.88           4.90
                                ---------

Balance, March 31, 1997         1,972,409         $ .56 - $28.75        $  6.22
                                =========         ==============        =======


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

     The following table summarizes information concerning outstanding and exercisable options as of March 31, 1997:


                                            OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                           -----------------------------------------------       ------------------------
                                                 WEIGHTED
                                                 AVERAGE         WEIGHTED                       WEIGHTED
                                                REMAINING         AVERAGE                        AVERAGE
         RANGE OF              NUMBER          CONTRACTUAL       EXERCISE           NUMBER      EXERCISE
     EXERCISE PRICES         OUTSTANDING           LIFE            PRICE         EXERCISABLE      PRICE

       $0.56-$3.50             590,026             6.38            $2.09           363,032        $1.43
        3.63-4.00              676,020             7.28             3.78           406,817         3.77
        4.06-14.31             587,613             9.12            11.01           104,848         8.25
       14.44-28.75             118,750             9.27            16.81            10,000        14.88
                               -------                                             -------

                             1,972,409             7.68             6.22           884,697         3.46
                             =========                                             =======


     For certain stock options granted and awards made, the Company recognizes, as compensation expense, the excess of the intrinsic value for accounting purposes of the common stock issuable upon exercise of such stock options over the aggregate exercise price thereof and, in connection with stock awards, the fair market value of the Company's common stock on the date of the award. This compensation expense is amortized ratably over the vesting period of each stock option and stock award. For the years ended March 31, 1997, 1996 and 1995, compensation expense of $173,094, $179,367 and
     $331,121, respectively, was recorded and will aggregate a maximum of $109,901 over the remaining terms of such stock options granted and stock awards made.

                                   * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors. The information with respect to directors required by this item is incorporated herein by reference to pages 2, 3, 12 and 18-20 of the Registrant's Proxy Statement dated June 27, 1997 for the Registrant's annual shareholders' meeting to be held on July 25, 1997 (the "1997 Proxy Statement").

     (b) Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of this Report.


ITEM 11. EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to pages 7 through 17 of the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to pages 18 through 20 of the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to page 20 of the 1997 Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of the Report:

          (1) Consolidated Financial Statements of the Registrant and Independent Auditors' Report thereon:

               Consolidated Balance Sheets, March 31, 1997 and 1996.

               Consolidated Statements of Operations for the Years Ended March 31, 1997, 1996 and 1995.

               Consolidated Statements of Shareholders' Equity for the Years Ended March 31, 1997, 1996 and 1995.

               Consolidated Statements of Cash Flows for the Years Ended March 31, 1997, 1996 and 1995.

               Notes to Consolidated Financial Statements.


          (2)  Financial Statement Schedules:

               Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.


          (3)  Exhibits

Exhibit No.
-----------

     3.1(a) Second Amended and Restated Articles of Incorporation of Alkermes, Inc. effective July 23, 1991. (Incorporated by reference to Exhibit 4.1(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1991.)

     3.1(b) Statement of Change of Registered Office of Alkermes, Inc. effective July 23, 1991. (Incorporated by reference to Exhibit 4.1(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1991.)

     3.1(c) Amendment to Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on November 1, 1991. (Incorporated by reference to Exhibit 4.1(c) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1991.)

     3.1(d) Amendment to the Second Amended and Restated Articles of Incorporation, as amended, as filed with the Pennsylvania Secretary of State on February 12, 1993. (Incorporated by reference to Exhibit 4.1(d) to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1992.)

     3.2 Amended and Restated By-Laws of Alkermes, Inc., effective as of July 1, 1994. (Incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1994.)

     4.1 Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-40250).)

     4.2 Form of 1992 Warrant to purchase 2,800 shares of the Registrant's Common Stock. (Incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

     4.3 Form of 1995 Warrant to purchase 300 shares of the Registrant's Common Stock. (Incorporated by reference to Exhibit 4.3 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

     4.4 Form of Global Warrant Certificate for 1994 Class A Warrants. (Incorporated by reference to Exhibit 4.6 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     4.5 Form of Global Warrant Certificate for 1994 Class B Warrants. (Incorporated by reference to Exhibit 4.7 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     4.6 Form of Global Warrant Certificate for 1994 Affiliate Warrants. (Incorporated by referenced to Exhibit 4.8 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     4.7 Form of Global Warrant Certificate for 1994 Incentive Warrants. (Incorporated by reference to Exhibit 4.9 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     4.8 Warrant Agreement, dated as of November 18, 1994, by and between the Registrant and The First National Bank of Boston. (Incorporated by reference to Exhibit 4.10 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     4.9 Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and ALZA Corporation. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3, as amended (File No. 333-19955).)

     10.1 Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-44752).)+

     10.2      Amended and Restated 1990 Omnibus Stock Option Plan, as amended.+

     10.3 1991 Restricted Common Stock Award Plan. (Incorporated by reference to Exhibit 4.2(a) to the Registrant's Registration Statement on Form S-8 (File No. 33-44752).)+

     10.4 1992 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)+

     10.5 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)+

     10.6 Lease, dated as of September 18, 1991, between Forest City 64 Sidney Street, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.19 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

     10.6(a) First Amendment of Lease, dated September 18, 1992, between Forest City 64 Sidney Street, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)

     10.7 Lease, dated as of March 16, 1990, between Forest City 64 Sidney Street, Inc. and Enzytech, Inc. (Incorporated by reference to
               Exhibit 10.25 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)

     10.8 Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc.

     10.8(a) First Amendment of Lease, dated June 9, 1997, between the Massachusetts Institute of Technology and Alkermes, Inc.

     10.9 Product Development Agreement, dated as of March 6, 1992, between the Partnership and the Registrant. (Incorporated by reference to Exhibit 10.21 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

     10.10 Purchase Agreement, dated as of March 6, 1992, by and among the Registrant and each of the Limited Partners, from time to time, of the Partnership. (Incorporated by reference to Exhibit 10.22 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

     10.11 Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992. (Incorporated by reference to Exhibit 10.23 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

     10.11(a) Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992. (Incorporated by reference to Exhibit 10.22(a) to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)

     10.11(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993. (Incorporated by reference to Exhibit 10.22(b) to the Registrant's Registration Statement on Form S-3, as amended (File No. 33-64964).)

     10.12 Class A Note of Alkermes Development Corporation II, dated April 10, 1992, to PaineWebber Development Corporation in the amount of $100.00. (Incorporated by reference to Exhibit 10.24 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

     10.13 License Agreement, dated February 5, 1990, between Enzytech, Inc. and Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)*

     10.14 Development and License Agreement, dated February 4, 1992, between Enzytech, Inc. and Schering Corporation. (Incorporated by reference to Exhibit 10.38 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)*

     10.14(a) Amendment to Development and License Agreement, dated July 26, 1995, between Alkermes Controlled Therapeutics, Inc. and Schering Corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)**

     10.15 Prepaid Royalty Agreement, dated July 26, 1995, between Alkermes Controlled Therapeutics, Inc. and Schering Corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)**

     10.16 Development and License Agreement, dated as of August 1, 1996, by and between The R.W. Johnson Pharmaceutical Research Institute, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K dated November 14, 1996.)***

     10.17 Supply and License Agreement dated as of August 1, 1996, by and between The R.W. Johnson Pharmaceutical Research Institute, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K dated November 14, 1996.)***

     10.18 Collaborative Development Agreement, dated as of January 9, 1995, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)****

     10.19 Note Purchase Agreement, dated as of January 9, 1995, by the between the Registrant and Genentech, Inc. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     10.20 Convertible Promissory Note of the Registrant dated January 31, 1995. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     10.21 License Agreement, dated as of November 13, 1996, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to

               Exhibit 10.3 to the Registrant's Report on Form 8-K dated November 14, 1996.)***

     10.22 Development Agreement, dated as of December 23, 1993, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International. (Incorporated by reference to Exhibit 10.18 to the Registrant's report on Form 10-K for the fiscal year ended March 31, 1996.)#

     10.22(a) First Amendment to Development Agreement, dated as of December 23, 1993, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International. (Incorporated by reference to Exhibit 10.18(a) to the Registrant's report on Form 10-K for the Fiscal year ended March 31, 1996.)#

     10.22(b) Second Amendment to the Development Agreement, dated April 28, 1997, by and between Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica Inc.

     10.23 License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (United States). (Incorporated by reference to Exhibit 10.19 to the Registrant's report on Form 10-K for the fiscal year ended March 31, 1996.)#

     10.24 License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except United States). (Incorporated by reference to Exhibit 10.20 to the Registrant's report on Form 10-K for the fiscal year ended March 31, 1996.)#

     10.25 Loan Agreement, dated December 30, 1993, among the Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited. (Incorporated by reference to Exhibit 10.33 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1993.)

     10.25(a) Amendment No. 1 to Loan Agreement, dated as of December 31, 1994, among the Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited. (Incorporated by reference to Exhibit 10.21(a) to the Registrant's report on Form 10-K for the fiscal year ended March 31, 1996.)

     10.25(b) Amendment to Loan Agreement, dated as of December 29, 1995, by and among Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995.)

     10.25(c) Omnibus Amendment to Loan Documents, dated as of July 26, 1996, among the Registrant, Alkermes Investments, Inc. and The Sumitomo Bank, Limited (as assignee of The Daiwa Bank, Limited). (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1996.)

     10.26 Second Amended and Restated Note, dated July 26, 1996, by Registrant and Alkermes Investments, Inc. to The Sumitomo Bank, Limited. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1996.)

     10.27 Letter Agreement, dated September 27, 1996, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutic Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)##

     10.27(a) Loan Supplement and Modification Agreement, dated as of June 2, 1997, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant.

     10.28 Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutic Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

     10.29 Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet National Bank. (Incorporated by reference to
               Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

     10.30 Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.6 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

     10.31 Environmental Indemnity Agreement, dated as of September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to
               Exhibit 10.7 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

     10.32 Promissory Note of the Registrant, dated December 23, 1994, to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to
               Exhibit 10.20 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     10.32(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

     10.33 Promissory Note, dated December 19, 1995, by Registrant to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit
               10.2 to the Registrant's Report on From 10-Q for the quarter ended December 31, 1995.)

     10.33(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant.

               (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

     10.34 Promissory Note, dated September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

     10.35 Promissory Note, dated June 2, 1997, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.

     10.36 Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-40250).)+

     10.37 Employment Agreement, entered into as of June 13, 1994, by and between Robert A. Breyer and the Registrant. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1994.)+

     11        Statement re: computation of per share earnings.

     21        Subsidiaries of the Registrant.

     22        Proxy Statement dated June 27, 1997.

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

*** Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted April 25, 1997. Such provisions have been filed separately with the Commission.

**** Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted March 24, 1995. Such provisions have been filed separately with the Commission.

# Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

## Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted April 17, 1997. Such provisions have been filed separately with the Commission.

+ Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.


          (b) Since the beginning of the quarter ended March 31, 1997, the Registrant filed on January 3, 1997, a report on Form 8-K, dated November 14, 1996, and also filed reports on Form 8-K dated February 13, 1997 and March 31, 1997, each reporting under Item 5.


                                   UNDERTAKING

          For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8, Nos. 33-44752, 33-58330, 33-97468, and 333-13283.

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

                                         ALKERMES, INC.


June 27, 1997                            By:  /s/ Richard F. Pops
                                             ------------------------------
                                              Richard F. Pops
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                 Title                               Date
---------                                 -----                               ----
/s/ Michael A. Wall              Director and Chairman of the             June 27, 1997
---------------------------      Board
Michael A. Wall


/s/ Richard F. Pops              Director and Chief Executive Officer     June 27, 1997
---------------------------      (Principal Executive Officer)
Richard F. Pops


/s/ Michael J. Landine           Senior Vice President, Chief             June 27, 1997
---------------------------      Financial Officer and
Michael J. Landine               Treasurer (Principal
                                 Financial and Accounting
                                 Officer)


/s/ Floyd Bloom                  Director                                 June 27, 1997
---------------------------
Floyd Bloom


 /s/ Robert A. Breyer            President and Chief Operating            June 27, 1997
---------------------------      Officer and Director
Robert A. Breyer


 /s/ John K. Clarke              Director                                 June 27, 1997
---------------------------
John K. Clarke

/s/ Robert S. Langer             Director                                 June 27, 1997
---------------------------
Robert S. Langer


/s/ Alexander Rich               Director                                 June 27, 1997
---------------------------
Alexander Rich


/s/ Paul Schimmel                Director                                 June 27, 1997
---------------------------
Paul Schimmel

                                  Exhibit Index


3.1(a) Second Amended and Restated Articles of Incorporation of Alkermes, Inc. effective July 23, 1991. (Incorporated by reference to Exhibit 4.1(a) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1991.)

3.1(b) Statement of Change of Registered Office of Alkermes, Inc. effective July 23, 1991. (Incorporated by reference to Exhibit 4.1(b) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1991.)

3.1(c) Amendment to Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on November 1, 1991. (Incorporated by reference to Exhibit 4.1(c) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1991.)

3.1(d) Amendment to the Second Amended and Restated Articles of Incorporation, as amended, as filed with the Pennsylvania Secretary of State on February 12, 1993. (Incorporated by reference to Exhibit 4.1(d) to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1992.)

3.2 Amended and Restated By-Laws of Alkermes, Inc., effective as of July 1, 1994. (Incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1994.)

4.1 Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-40250).)

4.2 Form of 1992 Warrant to purchase 2,800 shares of the Registrant's Common Stock. (Incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

4.3 Form of 1995 Warrant to purchase 300 shares of the Registrant's Common Stock. (Incorporated by reference to Exhibit 4.3 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

4.4 Form of Global Warrant Certificate for 1994 Class A Warrants. (Incorporated by reference to Exhibit 4.6 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

4.5 Form of Global Warrant Certificate for 1994 Class B Warrants. (Incorporated by reference to Exhibit 4.7 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

4.6 Form of Global Warrant Certificate for 1994 Affiliate Warrants. (Incorporated by referenced to Exhibit 4.8 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

4.7 Form of Global Warrant Certificate for 1994 Incentive Warrants. (Incorporated by reference to Exhibit 4.9 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

4.8 Warrant Agreement, dated as of November 18, 1994, by and between the Registrant and The First National Bank of Boston. (Incorporated by reference to Exhibit 4.10 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

4.9 Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and ALZA Corporation. (Incorporated by reference to Exhibit
         4.5 to the Registrant's Registration Statement on Form S-3, as amended (File No. 333-19955).)

10.1 Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-44752).)+

10.2     Amended and Restated 1990 Omnibus Stock Option Plan, as amended.+

10.3     1991 Restricted Common Stock Award Plan. (Incorporated by reference to
         Exhibit 4.2(a) to the Registrant's Registration Statement on Form S-8 (File No. 33-44752).)+

10.4     1992 Non-Qualified Stock Option Plan. (Incorporated by reference to
         Exhibit 10.26 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)+

10.5 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)+

10.6 Lease, dated as of September 18, 1991, between Forest City 64 Sidney Street, Inc. and the Registrant. (Incorporated by reference to Exhibit
         10.19 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.6(a) First Amendment of Lease, dated September 18, 1992, between Forest City 64 Sidney Street, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)

10.7 Lease, dated as of March 16, 1990, between Forest City 64 Sidney Street, Inc. and Enzytech, Inc. (Incorporated by reference to Exhibit
         10.25 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)

10.8 Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc.

10.8(a) First Amendment of Lease, dated June 9, 1997, between the Massachusetts Institute of Technology and Alkermes, Inc.

10.9 Product Development Agreement, dated as of March 6, 1992, between the Partnership and the Registrant. (Incorporated by reference to Exhibit
         10.21 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.10 Purchase Agreement, dated as of March 6, 1992, by and among the Registrant and each of the Limited Partners, from time to time, of the Partnership. (Incorporated by reference to Exhibit 10.22 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.11 Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992. (Incorporated by reference to Exhibit
         10.23 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.11(a) Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of
         Limited Partnership, dated as of September 29, 1992. (Incorporated by reference to Exhibit 10.22(a) to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)

10.11(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of
         Limited Partnership, dated as of March 30, 1993. (Incorporated by reference to Exhibit 10.22(b) to the Registrant's Registration Statement on Form S-3, as amended (File No. 33-64964).)

10.12 Class A Note of Alkermes Development Corporation II, dated April 10, 1992, to PaineWebber Development Corporation in the amount of $100.00. (Incorporated by reference to Exhibit 10.24 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.13 License Agreement, dated February 5, 1990, between Enzytech, Inc. and Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)*

10.14 Development and License Agreement, dated February 4, 1992, between Enzytech, Inc. and Schering Corporation. (Incorporated by reference to
         Exhibit 10.38 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)*

10.14(a) Amendment to Development and License Agreement, dated July 26, 1995, between Alkermes Controlled Therapeutics, Inc. and Schering Corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)**

10.15 Prepaid Royalty Agreement, dated July 26, 1995, between Alkermes Controlled Therapeutics, Inc. and Schering Corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)**

10.16 Development and License Agreement, dated as of August 1, 1996, by and between The R.W. Johnson Pharmaceutical Research Institute, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K dated November 14, 1996.)***

10.17 Supply and License Agreement dated as of August 1, 1996, by and between The R.W. Johnson Pharmaceutical Research Institute, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K dated November 14, 1996.)***

10.18 Collaborative Development Agreement, dated as of January 9, 1995, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)****

10.19 Note Purchase Agreement, dated as of January 9, 1995, by the between the Registrant and Genentech, Inc. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

10.20 Convertible Promissory Note of the Registrant dated January 31, 1995. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

10.21 License Agreement, dated as of November 13, 1996, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K dated November 14, 1996.)***

10.22 Development Agreement, dated as of December 23, 1993, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International. (Incorporated by reference to Exhibit 10.18 to the Registrant's report on Form 10-K for the fiscal year ended March 31, 1996.)#

10.22(a) First Amendment to Development Agreement, dated as of December 23,
         1993, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International. (Incorporated by reference to Exhibit 10.18(a) to the Registrant's report on Form 10-K for the Fiscal year ended March 31, 1996.)#

10.22(b) Second Amendment to the Development Agreement, dated April 28, 1997, by and between Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica Inc.

10.23 License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (United States). (Incorporated by reference to Exhibit 10.19 to the Registrant's report on Form 10-K for the fiscal year ended March 31, 1996.)#

10.24 License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except United States). (Incorporated by reference to Exhibit
         10.20 to the Registrant's report on Form 10-K for the fiscal year ended March 31, 1996.)#

10.25 Loan Agreement, dated December 30, 1993, among the Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited. (Incorporated by reference to Exhibit 10.33 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1993.)

10.25(a) Amendment No. 1 to Loan Agreement, dated as of December 31, 1994, among the Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited. (Incorporated by reference to Exhibit 10.21(a) to the Registrant's report on Form 10-K for the fiscal year ended March 31, 1996.)

10.25(b) Amendment to Loan Agreement, dated as of December 29, 1995, by and among Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995.)

10.25(c) Omnibus Amendment to Loan Documents, dated as of July 26, 1996, among the Registrant, Alkermes Investments, Inc. and The Sumitomo Bank, Limited (as assignee of The Daiwa Bank, Limited). (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1996.)

10.26 Second Amended and Restated Note, dated July 26, 1996, by Registrant and Alkermes Investments, Inc. to The Sumitomo Bank, Limited. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1996.)

10.27 Letter Agreement, dated September 27, 1996, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutic Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)##

10.27(a) Loan Supplement and Modification Agreement, dated as of June 2, 1997, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant.

10.28 Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutic Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

10.29 Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

10.30 Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.6 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

10.31 Environmental Indemnity Agreement, dated as of September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.7 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

10.32 Promissory Note of the Registrant, dated December 23, 1994, to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit 10.20 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

10.32(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by
         Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

10.33 Promissory Note, dated December 19, 1995, by Registrant to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on From 10-Q for the quarter ended December 31, 1995.)

10.33(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by
         Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

10.34 Promissory Note, dated September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

10.35 Promissory Note, dated June 2, 1997, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.

10.36 Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-40250).)+

10.37 Employment Agreement, entered into as of June 13, 1994, by and between Robert A. Breyer and the Registrant. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1994.)+

11       Statement re: computation of per share earnings.

21       Subsidiaries of the Registrant.

22       Proxy Statement dated June 27, 1997.

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

*** Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted April 25, 1997. Such provisions have been filed separately with the Commission.

**** Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted March 24, 1995. Such provisions have been filed separately with the Commission.

# Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

## Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted April 17, 1997. Such provisions have been filed separately with the Commission.

+ Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.