Form 10-Q
period 1997-06-30
ALKERMES INC
filed 1997-08-13
CIK 874663

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

           [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from __________ to __________

Commission file number 0-19267

                                 ALKERMES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                           23-2472830
------------------------------------------            --------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

64 Sidney Street, Cambridge, MA                                 02139-4136
------------------------------------------            --------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number including area code: (617) 494-0171
                                                  ------------------------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Shares Outstanding as of August 7, 1997
           -----                      ---------------------------------------

 Common Stock, par value $.01                       20,789,589

                         ALKERMES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                    PAGE NO.
                                                                    --------

PART I - FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets                           3
                 - June 30, 1997 and March 31, 1997

                 Consolidated Statements of Operations                 4
                 - Three months ended June 30, 1997 and 1996

                 Consolidated Statement of Shareholders' Equity        5
                 - Three months ended June 30, 1997

                 Consolidated Statements of Cash Flows                 6
                 - Three months ended June 30, 1997 and 1996

                 Notes to Consolidated Financial Statements            7

         Item 2. Management's Discussion and Analysis of               8
                 Financial Condition and Results of Operations

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders   11

         Item 6. Exhibits and Reports on Form 8-K                      12

SIGNATURES                                                             14

EXHIBIT INDEX                                                          15



                                      (2)

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:

                         ALKERMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                           June 30,            March 31,
                                                                             1997                1997
                                                                        -------------        -------------

                                     ASSETS
Current Assets:
      Cash and cash equivalents                                         $   4,016,171        $   2,799,012
      Short-term investments                                               81,630,374           82,497,939
      Prepaid expenses and other current assets                             4,275,387            4,571,089
                                                                        -------------        -------------
           Total current assets                                            89,921,932           89,868,040
                                                                        -------------        -------------
Property, Plant and Equipment:
      Land                                                                    225,000              225,000
      Building                                                              1,275,000            1,275,000
      Furniture, fixtures and equipment                                    12,934,809           11,963,945
      Leasehold improvements                                                2,257,069            2,183,280
      Construction in progress                                                201,268               90,000
                                                                        -------------        -------------
                                                                           16,893,146           15,737,225
           Less accumulated depreciation and amortization                  (8,018,318)          (7,289,446)
                                                                        -------------        -------------
                                                                            8,874,828            8,447,779
                                                                        -------------        -------------
Investments                                                                 1,362,559            5,366,291
                                                                        -------------        -------------
Other Assets                                                                  553,231              582,732
                                                                        -------------        -------------
Other Investments                                                             469,674              432,176
                                                                        -------------        -------------
                                                                        $ 101,182,224        $ 104,697,018
                                                                        =============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued expenses                             $   3,127,718        $   4,653,081
      Long-term obligations--current portion                                3,772,942            3,547,542
                                                                        -------------        -------------
           Total current liabilities                                        6,900,660            8,200,623
                                                                        -------------        -------------
Long-Term Obligations                                                      12,210,082           10,914,127
                                                                        -------------        -------------
Other Long-Term Liabilities                                                 1,623,379            1,430,832
                                                                        -------------        -------------
Deferred Revenue                                                            5,000,000            5,000,000
                                                                        -------------        -------------
Shareholders' Equity:
      Capital stock, par value $.01 per share:
        Authorized, 5,000,000 shares; none issued
      Common stock, par value $.01 per share:
        Authorized 40,000,000 shares; issued 20,775,840 shares at
        June 30, 1997 and 20,718,790 shares at March 31, 1997                 207,759              207,188
      Additional paid-in capital                                          199,105,852          198,844,191
      Deferred compensation                                                   (94,287)            (109,901)
      Cumulative foreign currency translation adjustments                      (7,816)             (16,869)
      Unrealized gain on marketable securities                                108,750               71,250
      Accumulated deficit                                                (123,872,155)        (119,844,423)
                                                                        -------------        -------------
           Total shareholders' equity                                      75,448,103           79,151,436
                                                                        -------------        -------------
                                                                        $ 101,182,224        $ 104,697,018
                                                                        =============        =============


See notes to consolidated financial statements.


                                      (3)

                         ALKERMES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months        Three Months
                                                              Ended               Ended
                                                             June 30,            June 30,
                                                               1997               1996
                                                           ------------        -----------

Revenues:
     Research and development revenue under
        collaborative arrangements                         $ 4,781,843         $ 2,476,909
     Research and development revenue under
        collaborative arrangement with related party              --             1,415,313
     Interest income                                         1,149,554             527,728
                                                           -----------         -----------
                                                             5,931,397           4,419,950
                                                           -----------         -----------
Expenses:
     Research and development                                7,607,927           6,613,399
     General and administrative                              1,914,020           2,443,131
     Interest expense                                          437,182             307,411
                                                           -----------         -----------
                                                             9,959,129           9,363,941
                                                           -----------         -----------

Net loss                                                   $(4,027,732)        $(4,943,991)
                                                           ===========         ===========

Net loss per weighted average number of common
  shares                                                   $     (0.19)        $     (0.29)
                                                           ===========         ===========

Weighted average number of common shares
  outstanding                                               20,752,848          17,325,561
                                                           ===========         ===========



See notes to consolidated financial statements.


                                       (4)

                         ALKERMES, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (Unaudited)





                                                                                          Additional
                                                                Common Stock                Paid-in           Deferred
                                                            Shares         Amount           Capital         Compensation
                                                            ------         ------           -------         ------------
Balance, April 1, 1997                                    20,718,790       $207,188       $198,844,191       $(109,901)
Issuance of common stock 4/97 through 6/97                    57,050            571            261,661            --
Amortization of compensation relating to grant
   of stock options and awards made                               --             --                 --          15,614
Unrealized gain on marketable securities                          --             --                 --              --
Cumulative foreign currency translation adjustments               --             --                 --              --
Net loss for period                                               --             --                 --              --
                                                          ----------       --------       ------------       ---------
Balance, June 30, 1997                                    20,775,840       $207,759       $199,105,852       $ (94,287)
                                                          ==========       ========       ============       =========



                                                          Cumulative     Unrealized
                                                       Foreign Currency     Gain
                                                          Translation   on Marketable     Accumulated
                                                          Adjustments    Securities         Deficit                Total
                                                          -----------    ----------         -------                -----
Balance, April 1, 1997                                    $(16,869)       $ 71,250       $(119,844,423)       $ 79,151,436
Issuance of common stock 4/97 through 6/97                      --              --                  --             262,232
Amortization of compensation relating to grant
   of stock options and awards made                             --              --                  --              15,614
Unrealized gain on marketable securities                        --          37,500                  --              37,500
Cumulative foreign currency translation adjustments          9,053              --                  --               9,053
Net loss for period                                             --              --          (4,027,732)         (4,027,732)
                                                          --------        --------       -------------        ------------
Balance, June 30, 1997                                    $ (7,816)       $108,750       $(123,872,155)       $ 75,448,103
                                                          ========        ========       =============        ============




See notes to consolidated financial statements.




                                      (5)

                         ALKERMES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Three Months       Three Months
                                                                                   Ended               Ended
                                                                                  June 30,            June 30,
                                                                                    1997                1996
                                                                                ------------       -------------

Cash flows from operating activities:
    Net loss                                                                    $(4,027,732)       $ (4,943,991)
    Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization                                              769,938             570,772
         Amortization of amounts receivable for warrants and compensation
            relating to grant of stock options and awards made                       15,614              77,961
         Adjustments to other investments                                                 2              13,585
         Changes in assets and liabilities:
              Prepaid expenses and other current assets                             294,605            (394,631)
              Accounts payable and accrued expenses                              (1,522,399)         (1,328,656)
              Other long-term liabilities                                           192,547             128,196
                                                                                -----------        ------------
                   Net cash used by operating activities                         (4,277,425)         (5,876,764)
                                                                                -----------        ------------

Cash flows from investing activities:
    Additions to property, plant and equipment, net                              (1,162,572)           (486,563)
    Sales (purchases) of short-term investments, net                                867,565         (15,940,210)
    Sales (purchases) of investments, net                                         4,003,732              (8,044)
    Other assets                                                                     (8,000)                 --
                                                                                -----------        ------------
                   Net cash provided by (used by) investing activities            3,700,725         (16,434,817)
                                                                                -----------        ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                                     262,232          23,370,753
    Proceeds from issuance of long-term debt                                      2,500,000                  --
    Payment of long-term obligations                                               (978,274)           (728,337)
                                                                                -----------        ------------
                   Net cash provided by financing activities                      1,783,958          22,642,416
                                                                                -----------        ------------

Effect of exchange rate changes on cash                                               9,901               7,254
                                                                                -----------        ------------

Net increase in cash and cash equivalents                                         1,217,159             338,089
Cash and cash equivalents, beginning of period                                    2,799,012             445,150
                                                                                -----------        ------------
Cash and cash equivalents, end of period                                        $ 4,016,171        $    783,239
                                                                                ===========        ============

Supplementary information:
    Interest paid                                                               $   217,733        $    234,409
                                                                                ===========        ============





See notes to consolidated financial statements.


                                      (6)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The consolidated financial statements for the three month periods ended June 30, 1997 and 1996, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which includes consolidated financial statements and notes thereto for the years ended March 31, 1997, 1996 and 1995. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II ("ADC II"), wholly owned subsidiaries of the Company.

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

2. NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which the Company is required to adopt in the quarter ending December 31, 1997. SFAS No. 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. The adoption of SFAS No. 128 is not expected to have any impact on the Company's consolidated financial statements because the Company continues to be in a net loss position and, consequently, common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

3. LONG-TERM DEBT

In June 1997, the Company amended its loan agreement with a bank to increase the principal amount of the loan thereunder by $2,500,000 and to grant a security interest in certain equipment as security for the entire principal of, and interest on, the loan. The additional principal amount of the loan is payable over five years in equal monthly installments of $41,667, which commenced July 1, 1997 and bears interest at the fixed rate of 8.58% per annum.



                                      (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes is developing innovative pharmaceutical products based on three proprietary drug delivery systems: ProLease(R), RMP-7(TM) and Medisorb(R). Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sales of products. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. At June 30, 1997, the Company had an accumulated deficit of approximately $123.9 million.

The Company has funded its operations primarily through public offerings and private placements of equity securities, bank loans and payments under research and development agreements with collaborators, including Alkermes Clinical Partners, L.P. ("Clinical Partners"), a research and development limited partnership of which ADC II serves as the one percent general partner. The Company intends to develop its product candidates in collaboration with others on whom the Company will rely for funding, development, manufacturing and/or marketing.

FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions which it believes to be reasonable, the Company's business is subject to significant risks and there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) the Company and its collaborators could not be permitted by regulatory authorities to undertake additional clinical trials for ProLease, RMP-7 or Medisorb product candidates; (ii) product candidates could be ineffective or unsafe during clinical trials; (iii) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (iv) even if product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (v) technological change in the biotechnology or pharmaceutical industries could render the Company's product candidates obsolete or noncompetitive; (vi) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease and Medisorb technologies, which are not independently commercializable, could occur; (vii) disputes with Clinical Partners over rights to the RMP-7 and related technology could occur, or the Company could fail to purchase this technology from the Limited Partners of Clinical Partners pursuant to the purchase option (the "Purchase Option"), or, if the Company did purchase RMP(TM) technology from the Limited Partners (a) in shares of the Company's common stock, the Company's shareholders would be substantially diluted or (b) in cash, the Company's capital resources would be significantly depleted; and (viii) difficulties or set-backs in obtaining and enforcing Alkermes' patents and difficulties with the patent rights of others could occur.



                                      (8)

RESULTS OF OPERATIONS

The Company's research and development revenue under collaborative arrangements for the three months ended June 30, 1997 was $4,781,843 compared to $2,476,909 for the corresponding period of the prior year. The increase in such revenue for the three months ended June 30, 1997 as compared to the corresponding period of the prior year was mainly a result of the increased funding earned under collaborative agreements related to the Company's ProLease and Medisorb technologies. The Company's research and development revenue under collaborative arrangement with related party for the three months ended June 30, 1997 was zero compared to $1,415,313 for the corresponding period of the prior year. This revenue was received from Clinical Partners under a product development agreement entered into in March 1992. The decrease in such revenue for the three months ended June 30, 1997 as compared to the corresponding period of the prior year was a result of the completion of the development funding under the product development agreement with Clinical Partners during the quarter ended June 30, 1996.

Interest income for the three months ended June 30, 1997 was $1,149,554 compared to $527,728 for the corresponding period of the prior year. The increase in such revenue for the three months ended June 30, 1997 as compared to the corresponding period of the prior year was primarily a result of the interest income earned on the net proceeds of $49.7 million from the sale of 2,000,000 shares of the Company's common stock to ALZA Corporation in March 1997.

The Company's total operating expenses were $9,959,129 for the three months ended June 30, 1997 as compared to $9,363,941 for the three months ended June 30, 1996. Research and development expenses for the three months ended June 30, 1997 were $7,607,927 compared to $6,613,399 for the corresponding period of the prior year. The increase in research and development expenses for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 was mainly the result of an increase in salary and related benefits and other costs associated with an increase in personnel as the Company advances its product candidates through development and clinical trials and prepares for large-scale product scale-up and process development.

General and administrative expenses for the three months ended June 30, 1997 were $1,914,020 compared to $2,443,131 for the corresponding period of the prior year. The decrease in the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 was mainly the result of non-cash charges related to the write-down of the Company's investment in Clinical Partners which was recorded in the three months ended June 30, 1996. The decrease was partially offset by an increase in salary and related benefits and patent legal costs incurred during the three months ended June 30, 1997.

The Company does not believe that inflation and changing prices have had a material impact on its results of operations.



                                      (9)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had current assets totaling $89,921,932, primarily consisting of $4,016,171 in cash and cash equivalents and $81,630,374 in U.S. Government obligations having a maturity of less than one year; and current liabilities of $6,900,660. The Company's short-term investment objectives are, first, to assure conservation of principal, and second, to obtain investment income. As a result, the Company invests primarily in high grade government or government-backed securities.

The Company's research and development costs to date have been financed primarily by sales of equity securities and funding from research and development collaborative arrangements. The Company expects to incur significant research and development and other costs, including costs related to preclinical studies, clinical trials and facilities expansion. Since the research and development revenue from Clinical Partners ended during the quarter ended June 30, 1996, Alkermes has been using and intends to continue to use its own resources to continue to develop RMP-7. The Company is required to fund the development of RMP-7 to maintain its option to purchase the Limited Partners' interests in Clinical Partners. Therefore, the Company expects that its costs, including research and development costs for all of its product candidates, will exceed revenues significantly for the next several years, which will result in continuing losses from operations.

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



                                      (10)

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Registrant held on July 25, 1997, the holders of Common Stock approved the amendment to the Alkermes Amended and Restated 1990 Omnibus Stock Option Plan, as amended, to increase to 2,500,000 the number of shares issuable upon the exercise of options granted thereunder, an increase of 750,000 shares. There were 14,196,795 votes for, and 3,895,177 votes against, the adoption, 96,565 broker non-votes and 121,743 abstentions.

Also at the Annual Meeting of Shareholders, the holders of Common Stock elected the following as directors for terms of one year expiring on the date of the 1998 annual meeting or until their respective successors are duly elected and shall qualify:


                                        Votes             Authority
Nominee                                  For               Withheld
-------                                  ---               --------

Floyd E. Bloom                       17,376,914            933,366
                                     ----------            -------

Robert A. Breyer                     17,497,839            812,441
                                     ----------            -------

John K. Clarke                       17,501,014            809,266
                                     ----------            -------

Robert S. Langer                     17,376,964            933,316
                                     ----------            -------

Richard F. Pops                      17,501,664            808,616
                                     ----------            -------

Alexander Rich                       17,377,546            932,734
                                     ----------            -------

Paul Schimmel                        17,378,064            932,216
                                     ----------            -------

Michael A. Wall                      17,377,914            932,366
                                     ----------            -------



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

                    27        Financial Data Schedule.

(b) The Registrant filed a report on Form 8-K dated March 31, 1997 under Item 5 on April 3, 1997.


                                     (13)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ALKERMES, INC.
                                         (Registrant)



Date:  August 13, 1997                   By:  /s/  Richard F. Pops
                                            ----------------------
                                            Richard F. Pops
                                            Chief Executive Officer and
                                             Director
                                             (Principal Executive Officer)


Date:  August 13, 1997                   By:  /s/  Michael J. Landine
                                            -------------------------
                                            Michael J. Landine
                                            Senior Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial and
                                               Accounting Officer)



                                      (14)

                                  EXHIBIT INDEX


                    EXHIBIT
                    NUMBER    DESCRIPTION
                    -------   -----------

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



                                      (15)

                    EXHIBIT
                    NUMBER    DESCRIPTION
                    -------   -----------


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