Form 10-Q
period 1997-09-30
ALKERMES INC
filed 1997-11-12
CIK 874663

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transaction period from __________ to __________

Commission file number 0-19267

                                 ALKERMES, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                                    23-2472830
              ------------                                    ----------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)


     64 Sidney Street, Cambridge, MA                          02139-4136
     -------------------------------                          ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number including area code: (617) 494-0171
                                                   ---------------

                                 Not Applicable
--------------------------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                       Shares Outstanding as of November 5, 1997
           -----                       -----------------------------------------

Common Stock, par value $.01                           20,814,978

                         ALKERMES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets                               3
                  - September 30, 1997 and March 31, 1997

                  Consolidated Statements of Operations                     4
                  - Three months ended September 30, 1997 and 1996
                     Six months ended September 30, 1997 and 1996

                  Consolidated Statement of Shareholders' Equity            5
                  - Six months ended September 30, 1997

                  Consolidated Statements of Cash Flows                     6
                  - Six months ended September 30, 1997 and 1996

                  Notes to Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of                   8
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                                 13

EXHIBIT INDEX                                                              14


                                      (2)

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:

                         ALKERMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  September 30,      March 31,
                                                                        1997            1997
                                                                  -------------    -------------

                                   A S S E T S
Current Assets:
    Cash and cash equivalents                                     $   1,887,261    $   2,799,012
    Short-term investments                                           73,770,075       82,497,939
    Receivables from collaborative arrangements                      14,475,695        3,256,140
    Prepaid expenses and other current assets                         1,433,497        1,314,949
                                                                  -------------    -------------
        Total current assets                                         91,566,528       89,868,040
                                                                  -------------    -------------
Property, Plant and Equipment:
    Land                                                                225,000          225,000
    Building                                                          1,275,000        1,275,000
    Furniture, fixtures and equipment                                13,736,412       11,963,945
    Leasehold improvements                                            2,263,466        2,183,280
    Construction in progress                                            668,148           90,000
                                                                  -------------    -------------
                                                                     18,168,026       15,737,225
        Less accumulated depreciation and amortization               (8,690,484)      (7,289,446)
                                                                  -------------    -------------
                                                                      9,477,542        8,447,779
                                                                  -------------    -------------
Investments                                                           5,434,157        5,366,291
                                                                  -------------    -------------
Other Assets                                                            510,050          582,732
                                                                  -------------    -------------
Other Investments                                                       446,213          432,176
                                                                  -------------    -------------
                                                                  $ 107,434,490    $ 104,697,018
                                                                  =============    =============


           L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y

Current Liabilities:
    Accounts payable and accrued expenses                         $   3,051,415    $   4,653,081
    Deferred revenue                                                  8,157,500               --
    Long-term obligations--current portion                            3,495,114        3,547,542
                                                                  -------------    -------------
        Total current liabilities                                    14,704,029        8,200,623
                                                                  -------------    -------------
Long-Term Obligations                                                11,383,333       10,914,127
                                                                  -------------    -------------
Other Long-Term Liabilities                                           1,772,293        1,430,832
                                                                  -------------    -------------
Deferred Revenue                                                      5,000,000        5,000,000
                                                                  -------------    -------------
Shareholders' Equity:
    Capital stock, par value $.01 per share:
     Authorized, 5,000,000 shares; none issued
    Common stock, par value $.01 per share:
     Authorized 40,000,000 shares; issued 20,802,656 shares at
     September 30, 1997 and 20,718,790 shares at March 31, 1997         208,027          207,188
    Additional paid-in capital                                      199,217,258      198,844,191
    Deferred compensation                                               (78,673)        (109,901)
    Cumulative foreign currency translation adjustments                 (25,381)         (16,869)
    Unrealized gain on marketable securities                             85,313           71,250
    Accumulated deficit                                            (124,831,709)    (119,844,423)
                                                                  -------------    -------------
        Total shareholders' equity                                   74,574,835       79,151,436
                                                                  -------------    -------------
                                                                  $ 107,434,490    $ 104,697,018
                                                                  =============    =============

See notes to consolidated financial statements.

                                      (3)

                         ALKERMES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months       Three Months        Six Months         Six Months
                                                         Ended              Ended               Ended              Ended
                                                      September 30,      September 30,      September 30,      September 30,
                                                          1997               1996               1997                1996
                                                      -------------      -------------      -------------      -------------
Revenues:
    Research and development revenue under
     collaborative arrangements                        $ 7,330,623        $ 3,437,956        $12,112,466        $ 5,914,865
    Research and development revenue under
     collaborative arrangement with related party               --                 --                 --          1,415,313
    Interest income                                      1,102,563            644,232          2,252,117          1,171,960
                                                       -----------        -----------        -----------        -----------
                                                         8,433,186          4,082,188         14,364,583          8,502,138
                                                       -----------        -----------        -----------        -----------
Expenses:
    Research and development                             7,094,597          6,942,545         14,702,524         13,555,944
    General and administrative                           1,885,643          1,626,487          3,799,663          4,069,618
    Interest expense                                       412,500            302,540            849,682            609,951
                                                       -----------        -----------        -----------        -----------
                                                         9,392,740          8,871,572         19,351,869         18,235,513
                                                       -----------        -----------        -----------        -----------

Net loss                                               $  (959,554)       $(4,789,384)       $(4,987,286)       $(9,733,375)
                                                       ===========        ===========        ===========        ===========

Net loss per weighted average number of common
  shares                                               $     (0.05)       $     (0.26)       $     (0.24)       $     (0.54)
                                                       ===========        ===========        ===========        ===========

Weighted average number of common shares
 outstanding                                            20,792,074         18,416,041         20,772,568         17,873,780
                                                       ===========        ===========        ===========        ===========


See notes to consolidated financial statements.


                                      (4)

                         ALKERMES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                                    Cumulative
                                                                                 Additional                     Foreign Currency
                                                               Common Stock        Paid-in        Deferred         Translation
                                                           Shares      Amount      Capital      Compensation       Adjustments
                                                           ------      ------    ------------   ------------    ----------------
Balance, April 1, 1997                                  20,718,790    $207,188   $198,844,191     $(109,901)         $(16,869)
Issuance of common stock 4/97 through 6/97                  57,050         571        261,661            --                --
Amortization of compensation relating to grant
  of stock options and awards made                              --          --             --        15,614                --
Unrealized gain on marketable securities                        --          --             --            --                --
Cumulative foreign currency translation adjustments             --          --             --            --             9,053
Net loss for period                                             --          --             --            --                --
                                                        ----------    --------   ------------      --------          --------
Balance, June 30, 1997                                  20,775,840     207,759    199,105,852       (94,287)           (7,816)

Issuance of common stock 7/97 through 9/97                  26,816         268        111,406            --                --
Amortization of compensation relating to grant
  of stock options and awards made                              --          --             --         15,614               --
Unrealized loss on marketable securities                        --          --             --            --                --
Cumulative foreign currency translation adjustments             --          --             --            --           (17,565)
Net loss for period                                             --          --             --            --                --
                                                        ----------    --------   ------------      --------          --------
Balance, September 30, 1997                             20,802,656    $208,027   $199,217,258      $(78,673)         $(25,381)
                                                        ==========    ========   ============      ========          ========

                                                          Unrealized
                                                            Gain
                                                        on Marketable     Accumulated
                                                         Securities         Deficit             Total
                                                        -------------     -----------           -----
Balance, April 1, 1997                                      $71,250      $(119,844,423)      $79,151,436
Issuance of common stock 4/97 through 6/97                       --                 --           262,232
Amortization of compensation relating to grant
  of stock options and awards made                               --                 --            15,614
Unrealized gain on marketable securities                     37,500                 --            37,500
Cumulative foreign currency translation adjustments              --                 --             9,053
Net loss for period                                              --         (4,027,732)       (4,027,732)
                                                            -------      -------------       -----------
Balance, June 30, 1997                                      108,750       (123,872,155)       75,448,103

Issuance of common stock 7/97 through 9/97                       --                 --           111,674
Amortization of compensation relating to grant
  of stock options and awards made                               --                 --            15,614
Unrealized loss on marketable securities                    (23,437)                --           (23,437)
Cumulative foreign currency translation adjustments              --                 --           (17,565)
Net loss for period                                              --           (959,554)         (959,554)
                                                            -------      -------------       -----------
Balance, September 30, 1997                                 $85,313      $(124,831,709)      $74,574,835
                                                            =======      =============       ===========

See notes to consolidated financial statements.

                                       (5)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months         Six Months
                                                                              Ended              Ended
                                                                          September 30,      September 30,
                                                                               1997               1996
                                                                          -------------      -------------
Cash flows from operating activities:
  Net loss                                                                $ (4,987,286)      $ (9,733,375)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization                                            1,525,040          1,136,331
    Amortization of amounts receivable for warrants and compensation
      relating to grant of stock options and awards made                        31,228            121,234
    Loss on sale of equipment                                                    8,527                 --
    Adjustments to other investments                                                26             14,273
    Changes in assets and liabilities:
      Receivables from collaborative arrangements                          (11,219,555)                --
      Prepaid expenses and other current assets                               (117,682)        (1,347,434)
      Accounts payable and accrued expenses                                 (1,603,797)        (1,074,230)
      Deferred revenue                                                       8,157,500                 --
      Other long-term liabilities                                              341,461            258,019
                                                                          ------------       ------------
        Net cash used by operating activities                               (7,864,538)       (10,625,182)
                                                                          ------------       ------------

Cash flows from investing activities:
  Additions to property, plant and equipment, net                           (2,485,574)          (839,059)
  Sales (purchases) of short-term investments, net                           8,727,864        (11,599,093)
  Sales of investments, net                                                    (67,866)            (8,044)
  Other assets                                                                  (2,320)            10,500
                                                                          ------------       ------------
        Net cash provided by (used by) investing activities                  6,172,104        (12,435,696)
                                                                          ------------       ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                  373,906         23,731,412
  Proceeds from issuance of long-term debt                                   2,500,000          5,000,000
  Payment of long-term obligations                                          (2,083,496)        (1,458,497)
                                                                          ------------       ------------
        Net cash provided by financing activities                              790,410         27,272,915
                                                                          ------------       ------------

Effect of exchange rate changes on cash                                         (9,727)             9,025
                                                                          ------------       ------------

Net (decrease) increase in cash and cash equivalents                          (911,751)         4,221,062
Cash and cash equivalents, beginning of period                               2,799,012            445,150
                                                                          ------------       ------------

Cash and cash equivalents, end of period                                  $  1,887,261       $  4,666,212
                                                                          ============       ============

Supplementary information:
  Interest paid                                                           $    471,634       $    334,172
                                                                          ============       ============


See notes to consolidated financial statements.


                                      (6)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The consolidated financial statements for the three and six month periods ended September 30, 1997 and 1996, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which includes consolidated financial statements and notes thereto for the years ended March 31, 1997, 1996 and 1995. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II ("ADC II"), wholly owned subsidiaries of the Company.

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


4.   RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 1997 amounts to conform to the presentation used in fiscal 1998.


                                      (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes is developing innovative pharmaceutical products based on three proprietary drug delivery systems: ProLease(R), RMP-7(TM) and Medisorb(R). Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sales of products. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. At September 30, 1997, the Company had an accumulated deficit of approximately $124.8 million.

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


                                      (8)

RESULTS OF OPERATIONS

The Company's research and development revenue under collaborative arrangements for the three and six months ended September 30, 1997 was $7,330,623 and $12,112,466 compared to $3,437,956 and $5,914,865 for the corresponding periods of the prior year. The increase in such revenue for the three and six months ended September 30, 1997 as compared to the corresponding periods of the prior year was mainly a result of the increased funding earned under collaborative agreements related to the Company's ProLease, Medisorb and RMP-7 technologies. There has been no research and development revenue under collaborative arrangement with related party since the quarter ended June 30, 1996. At that time, the development funding under the product development agreement with Clinical Partners was completed.

Interest income for the three and six months ended September 30, 1997 was $1,102,563 and $2,252,117 compared to $644,232 and $1,171,960 for the corresponding periods of the prior year. The increase in such revenue for the three and six months ended September 30, 1997 as compared to the corresponding periods of the prior year was primarily a result of the interest income earned on $49.7 million in net proceeds from the sale of 2,000,000 shares of the Company's common stock to ALZA Corporation ("ALZA") in March 1997.

The Company's total operating expenses were $9,392,740 and $19,351,869 for the three and six months ended September 30, 1997 as compared to $8,871,572 and $18,235,513 for the three and six months ended September 30, 1996. Research and development expenses for the three and six months ended September 30, 1997 were $7,094,597 and $14,702,524 compared to $6,942,545 and $13,555,944 for the corresponding periods of the prior year. The increase in research and development expenses for the three and six months ended September 30, 1997 as compared to the three and six months ended September 30, 1996 was mainly the result of an increase in salary and related benefits and other costs associated with an increase in personnel as the Company advances its product candidates through development and clinical trials and prepares for process development and commercial scale manufacturing.

General and administrative expenses for the three and six months ended September 30, 1997 were $1,885,643 and $3,799,663 compared to $1,626,487 and $4,069,618 for the corresponding periods of the prior year. The increase in the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 was mainly the result of increased patent legal costs and consulting costs. The decrease in the six months ended September 30, 1997 as compared to the six months ended September 30, 1996 was mainly the result of non-cash charges related to the write-down of the Company's investment in Clinical Partners which was recorded in the three months ended June 30, 1996. The decrease was partially offset by an increase in salary and related benefits, patent legal costs and consulting costs incurred during the six months ended September 30, 1997.

The Company does not believe that inflation and changing prices have had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were approximately $75.7 million at September 30, 1997 as compared to $85.3 million at March 31, 1997. The primary use of cash and investments was to finance the Company's operations. Cash used in operating activities was approximately $7.9 million and $10.6 million for the six months ended September 30, 1997 and 1996. In addition to cash, cash equivalents and U.S. Government obligations, the Company now invests in corporate notes and commercial paper which totaled approximately $17.5 million at September 30, 1997.


                                      (9)

Capital expenditures were approximately $2.5 million in the six months ended September 30, 1997, principally reflecting equipment purchases and construction in progress for the expansion of the Wilmington, Ohio facility and for preconstruction costs relating to the new ProLease manufacturing facility in Cambridge, Massachusetts (see below).

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

Since the research and development revenue from Clinical Partners ended during the quarter ended June 30, 1996, Alkermes has been using its own resources to continue to develop RMP-7. The Company is required to fund the development of RMP-7 to maintain its option to purchase the Limited Partners' interests in Clinical Partners. Effective September 30, 1997, the Company entered into an agreement with ALZA relating to the development and commercialization of RMP-7. ALZA made a $10 million upfront payment to Alkermes to fund clinical development, of which $8 million has been recorded as deferred revenue at September 30, 1997. In return, ALZA will have the option to acquire exclusive worldwide commercialization rights to RMP-7. If ALZA exercises its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If RMP-7 is commercialized successfully by ALZA, ALZA will pay the Company certain milestone payments. Alkermes would be responsible for the manufacturing of RMP-7, and the two companies would share approximately equally in profits from sales of the product.

The Company expects to begin construction of a new commercial scale ProLease manufacturing facility in Cambridge during fiscal 1998. The Company began an expansion of its Medisorb manufacturing facility in Wilmington during the quarter ended September 30, 1997. The total cost for both facilities is expected to be approximately $15 to $20 million. The Company's capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of equity securities. The Company will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including equity offerings, bank borrowings, lease arrangements relating to fixed assets or other financing methods. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors.

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

               27        Financial Data Schedule.

(b)  The Registrant filed a report on Form 8-K dated September 30, 1997 under
     Item 5 on October 24, 1997.


                                      (12)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ALKERMES, INC.
                                        (Registrant)



Date:  November 12, 1997                By:  /s/  Richard F. Pops
                                             -----------------------------------
                                             Richard F. Pops
                                             Chief Executive Officer and
                                              Director
                                              (Principal Executive Officer)


Date:  November 12, 1997                By:  /s/  Michael J. Landine
                                             -----------------------------------
                                             Michael J. Landine
                                             Senior Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)



                                      (13)

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


                                      (14)

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


                                      (15)