Form 10-Q
period 1997-12-31
ALKERMES INC
filed 1998-02-13
CIK 874663

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997

/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

Commission file number 0-19267

                                 ALKERMES, INC.
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                            23-2472830
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    64 Sidney Street, Cambridge, MA                              02139-4136
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:  (617) 494-0171

                                 Not Applicable
Former name, former address, and former fiscal year,if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                                Shares Outstanding as of February 2, 1998
                         -----                                -----------------------------------------
         Common Stock, par value $.01                                            20,911,103

                         ALKERMES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

                Item 1.    Consolidated Financial Statements

                           Consolidated Balance Sheets                         3
                           - December 31, 1997 and March 31, 1997

                           Consolidated Statements of Operations               4
                           - Three months ended December 31, 1997 and 1996
                              Nine months ended December 31, 1997 and 1996

                           Consolidated Statement of Shareholders' Equity      5
                           - Nine months ended December 31, 1997

                           Consolidated Statements of Cash Flows               6
                           - Nine months December 31, 1997 and 1996

                           Notes to Consolidated Financial Statements          7

                Item 2.    Management's Discussion and Analysis of             8
                           Financial Condition and Results of Operations

PART II - OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K                       11

SIGNATURES                                                                    13

EXHIBIT INDEX                                                                 14


                                      (2)

Item 1.  Consolidated Financial Statements:

                         ALKERMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         December 31,          March 31,
                                                                            1997                 1997
                                                                        -------------        -------------
                                  A S S E T S
Current Assets:
      Cash and cash equivalents                                         $   4,325,882        $   2,799,012
      Short-term investments                                               75,480,696           82,497,939
      Prepaid expenses and other current assets                             5,839,410            4,571,089
                                                                        -------------        -------------
           Total current assets                                            85,645,988           89,868,040
                                                                        -------------        -------------
Property, Plant and Equipment:
      Land                                                                    235,000              225,000
      Building                                                              1,275,000            1,275,000
      Furniture, fixtures and equipment                                    15,271,851           11,963,945
      Leasehold improvements                                                2,342,122            2,183,280
      Construction in progress                                              1,812,949               90,000
                                                                        -------------        -------------
                                                                           20,936,922           15,737,225
           Less accumulated depreciation and amortization                  (9,301,863)          (7,289,446)
                                                                        -------------        -------------
                                                                           11,635,059            8,447,779
                                                                        -------------        -------------
Investments                                                                 6,398,697            5,366,291
                                                                        -------------        -------------
Other Assets                                                                  487,549              582,732
                                                                        -------------        -------------
Other Investments                                                             225,900              432,176
                                                                        -------------        -------------
                                                                        $ 104,393,193        $ 104,697,018
                                                                        =============        =============

        L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

Current Liabilities:
      Accounts payable and accrued expenses                             $   4,003,459        $   4,653,081
      Deferred revenue                                                      7,699,416                   --
      Long-term obligations--current portion                                3,308,857            3,547,542
                                                                        -------------        -------------
           Total current liabilities                                       15,011,732            8,200,623
                                                                        -------------        -------------
Long-Term Obligations                                                      10,558,333           10,914,127
                                                                        -------------        -------------
Other Long-Term Liabilities                                                 1,921,500            1,430,832
                                                                        -------------        -------------
Deferred Revenue                                                            5,000,000            5,000,000
                                                                        -------------        -------------
Shareholders' Equity:
      Capital stock, par value $.01 per share:
        Authorized, 5,000,000 shares; none issued
      Common stock, par value $.01 per share:
        Authorized 40,000,000 shares; issued 20,869,998 shares at
        December 31, 1997 and 20,718,790 shares at March 31, 1997             208,700              207,188
      Additional paid-in capital                                          199,726,938          198,844,191
      Deferred compensation                                                  (104,084)            (109,901)
      Cumulative foreign currency translation adjustments                     (14,477)             (16,869)
      Unrealized gain (loss) on marketable securities                         (75,000)              71,250
      Accumulated deficit                                                (127,840,449)        (119,844,423)
                                                                        -------------        -------------
           Total shareholders' equity                                      71,901,628           79,151,436
                                                                        -------------        -------------
                                                                        $ 104,393,193        $ 104,697,018
                                                                        =============        =============

See notes to consolidated financial statements.


                                      (3)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months        Three Months        Nine Months          Nine Months
                                                              Ended               Ended               Ended               Ended
                                                           December 31,        December 31,        December 31,        December 31,
                                                               1997                1996               1997                 1996
                                                           ------------        ------------        ------------        ------------
Revenues:
     Research and development revenue under
        collaborative arrangements                         $  6,437,761        $  4,913,099        $ 18,550,227        $ 10,827,964
     Research and development revenue under
        collaborative arrangement with related party                 --                  --                  --           1,415,313
     Interest income                                          1,367,319             591,945           3,619,436           1,763,905
                                                           ------------        ------------        ------------        ------------
                                                              7,805,080           5,505,044          22,169,663          14,007,182
                                                           ------------        ------------        ------------        ------------
Expenses:
     Research and development                                 8,154,705           7,657,829          22,857,229          21,213,773
     General and administrative                               2,266,691           1,683,749           6,066,354           5,753,367
     Interest expense                                           392,424             400,157           1,242,106           1,010,108
                                                           ------------        ------------        ------------        ------------
                                                             10,813,820           9,741,735          30,165,689          27,977,248
                                                           ------------        ------------        ------------        ------------
Net loss                                                   ($ 3,008,740)       ($ 4,236,691)       ($ 7,996,026)       ($13,970,066)
                                                           ============        ============        ============        ============
Basic and diluted loss per common share                    ($      0.14)       ($      0.23)       ($      0.38)       ($      0.77)
                                                           ============        ============        ============        ============
Weighted average number of common shares
  outstanding                                                20,831,339          18,479,498          20,792,230          18,076,420
                                                           ============        ============        ============        ============

See notes to consolidated financial statements.


                                      (4)

                         ALKERMES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                           Additional
                                                                  Common Stock              Paid-in          Deferred
                                                            Shares          Amount          Capital         Compensation
                                                          ----------       --------       ------------       ---------
Balance, April 1, 1997                                    20,718,790       $207,188       $198,844,191       ($109,901)
Issuance of common stock 4/97 through 6/97                    57,050            571            261,661              --
Amortization of compensation relating to grant
   of stock options and awards made                               --             --                 --          15,614
Unrealized gain on marketable securities                          --             --                 --              --
Cumulative foreign currency translation adjustments               --             --                 --              --
Net loss for period                                               --             --                 --              --
                                                          ----------       --------       ------------       ---------
Balance, June 30, 1997                                    20,775,840        207,759        199,105,852         (94,287)
Issuance of common stock 7/97 through 9/97                    26,816            268            111,406              --
Amortization of compensation relating to grant
   of stock options and awards made                               --             --                 --          15,614
Unrealized loss on marketable securities                          --             --                 --              --
Cumulative foreign currency translation adjustments               --             --                 --              --
Net loss for period                                               --             --                 --              --
                                                          ----------       --------       ------------       ---------
Balance, September 30, 1997                               20,802,656        208,027        199,217,258         (78,673)
Issuance of common stock 10/97 through 12/97                  67,342            673            460,450              --
Compensation relating to award made                               --             --             49,230         (49,230)
Amortization of compensation relating to grant
   of stock options and awards made                               --             --                 --          23,819
Unrealized loss on marketable securities                          --             --                 --              --
Cumulative foreign currency translation adjustments               --             --                 --              --
Net loss for period                                               --             --                 --              --
                                                          ----------       --------       ------------       ---------
Balance, December 31, 1997                                20,869,998       $208,700       $199,726,938       ($104,084)
                                                          ==========       ========       ============       =========

                                                         Cumulative      Unrealized
                                                      Foreign Currency   Gain (Loss)
                                                        Translation     on Marketable      Accumulated
                                                        Adjustments      Securities          Deficit               Total
                                                         --------        ---------        -------------        ------------
Balance, April 1, 1997                                   ($16,869)       $  71,250        ($119,844,423)       $ 79,151,436
Issuance of common stock 4/97 through 6/97                     --               --                   --             262,232
Amortization of compensation relating to grant
   of stock options and awards made                            --               --                   --              15,614
Unrealized gain on marketable securities                       --           37,500                   --              37,500
Cumulative foreign currency translation adjustments         9,053               --                   --               9,053
Net loss for period                                            --               --           (4,027,732)         (4,027,732)
                                                         --------        ---------        -------------        ------------
Balance, June 30, 1997                                     (7,816)         108,750         (123,872,155)         75,448,103
Issuance of common stock 7/97 through 9/97                     --               --                   --             111,674
Amortization of compensation relating to grant
   of stock options and awards made                            --               --                   --              15,614
Unrealized loss on marketable securities                       --          (23,437)                  --             (23,437)
Cumulative foreign currency translation adjustments       (17,565)              --                   --             (17,565)
Net loss for period                                            --               --             (959,554)           (959,554)
                                                         --------        ---------        -------------        ------------
Balance, September 30, 1997                               (25,381)          85,313         (124,831,709)         74,574,835
Issuance of common stock 10/97 through 12/97                   --               --                   --             461,123
Compensation relating to award made                            --               --                   --                  --
Amortization of compensation relating to grant
   of stock options and awards made                            --               --                   --              23,819
Unrealized loss on marketable securities                       --         (160,313)                  --            (160,313)
Cumulative foreign currency translation adjustments        10,904               --                   --              10,904
Net loss for period                                            --               --           (3,008,740)         (3,008,740)
                                                         --------        ---------        -------------        ------------
Balance, December 31, 1997                               ($14,477)       ($ 75,000)       ($127,840,449)       $ 71,901,628
                                                         ========        =========        =============        ============

See notes to consolidated financial statements.


                                      (5)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months         Nine Months
                                                                                 Ended               Ended
                                                                               December 31,       December 31,
                                                                                 1997                1996
                                                                              ------------        ------------
Cash flows from operating activities:
   Net loss                                                                   ($ 7,996,026)       ($13,970,066)
   Adjustments to reconcile net loss to net cash provided by (used by)
        operating activities:
        Depreciation and amortization                                            2,178,093           1,734,763
        Amortization of compensation relating to grant of stock options
            and awards made                                                         55,047             164,507
        Loss on sale of equipment                                                    8,527                  --
        Adjustments to other investments                                            60,026              14,483
        Changes in assets and liabilities:
             Prepaid expenses and other current assets                          (1,268,648)         (2,309,389)
             Accounts payable and accrued expenses                                (648,903)         (1,134,615)
             Deferred revenue                                                    7,699,416                  --
             Other long-term liabilities                                           490,668             387,842
                                                                              ------------        ------------
                  Net cash provided by (used by) operating activities              578,200         (15,112,475)
                                                                              ------------        ------------
Cash flows from investing activities:
   Additions to property, plant and equipment, net                              (5,262,914)         (1,349,023)
   Sales (purchases) of short-term investments, net                              7,017,243         (10,535,121)
   (Purchases) sales of investments, net                                        (1,032,406)              1,597
   Other assets                                                                    (17,320)             10,500
                                                                              ------------        ------------
                  Net cash provided by (used by) investing activities              704,603         (11,872,047)
                                                                              ------------        ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                     835,029          24,059,636
   Proceeds from issuance of long-term debt                                      2,500,000           5,000,000
   Payment of long-term obligations                                             (3,094,433)         (2,346,535)
                                                                              ------------        ------------
                  Net cash provided by financing activities                        240,596          26,713,101
                                                                              ------------        ------------
Effect of exchange rate changes on cash                                              3,471              37,054
                                                                              ------------        ------------
Net increase (decrease) in cash and cash equivalents                             1,526,870            (234,367)
Cash and cash equivalents, beginning of period                                   2,799,012             445,150
                                                                              ------------        ------------
Cash and cash equivalents, end of period                                      $  4,325,882        $    210,783
                                                                              ============        ============
Supplementary information:
   Interest paid                                                              $    702,600        $    541,876
                                                                              ============        ============

See notes to consolidated financial statements.


                                      (6)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements for the three and nine month periods ended December 31, 1997 and 1996, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which includes consolidated financial statements and notes thereto for the years ended March 31, 1997, 1996 and 1995. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II ("ADC II"), wholly owned subsidiaries of the Company.

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

2. NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which the Company adopted in the quarter ending December 31, 1997. SFAS No. 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. The adoption of SFAS No. 128 did not have any impact on the Company's consolidated financial statements because the Company continues to be in a net loss position and, consequently, common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

3. LONG-TERM DEBT

In June 1997, the Company amended its loan agreement with a bank to increase the principal amount of the loan thereunder by $2,500,000 and to grant a security interest in certain equipment as security for the entire principal of, and interest on, the loan. The additional principal amount of the loan is payable over five years in equal monthly installments of $41,667, which commenced July 1, 1997, and bears interest at the fixed rate of 8.58% per annum.

4. RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 1997 amounts to conform to the presentation used in fiscal 1998.


                                      (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes is developing innovative pharmaceutical products based on three proprietary drug delivery systems: ProLease(R), RMP-7(TM) and Medisorb(R). Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sales of products. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next several years. At December 31, 1997, the Company had an accumulated deficit of approximately $127.8 million.

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

FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions which it believes to be reasonable, the Company's business is subject to significant risks and there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) the Company and its collaborators could not be permitted by regulatory authorities to undertake additional clinical trials for ProLease, RMP-7 or Medisorb product candidates; (ii) product candidates could be ineffective or unsafe during clinical trials; (iii) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (iv) even if product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (v) technological change in the biotechnology or pharmaceutical industries could render the Company's product candidates obsolete or noncompetitive; (vi) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease and Medisorb technologies, which are not independently commercializable, or for RMP-7, could occur; (vii) disputes with Clinical Partners over rights to the RMP-7 and related technology could occur, or the Company could fail to purchase this technology from the Limited Partners of Clinical Partners pursuant to the purchase option (the "Purchase Option"), or, if the Company did purchase RMP(TM) technology from the Limited Partners (a) in shares of the Company's common stock, the Company's shareholders would be substantially diluted or (b) in cash, the Company's capital resources would be significantly depleted; and (viii) difficulties or set-backs in obtaining and enforcing Alkermes' patents and difficulties with the patent rights of others could occur.

RESULTS OF OPERATIONS

The Company's research and development revenue under collaborative arrangements for the three and nine months ended December 31, 1997 was $6,437,761 and $18,550,227 compared to $4,913,099 and $10,827,964 for the corresponding periods of the prior year. The increase in such


                                      (8)
revenue for the three and nine months ended December 31, 1997 as compared to the corresponding periods of the prior year was mainly a result of the increased funding earned under collaborative agreements related to the Company's ProLease, Medisorb and RMP-7 technologies. There has been no research and development revenue under collaborative arrangement with related party since the quarter ended June 30, 1996. At that time, the development funding under the product development agreement with Clinical Partners was completed.

Interest income for the three and nine months ended December 31, 1997 was $1,367,319 and $3,619,436 compared to $591,945 and $1,763,905 for the corresponding periods of the prior year. The increase in such revenue for the three and nine months ended December 31, 1997 as compared to the corresponding periods of the prior year was primarily a result of the interest income earned on $49.7 million in net proceeds from the sale of 2,000,000 shares of the Company's common stock to ALZA Corporation ("ALZA") in March 1997 as well as $10 million received from a development and commercialization agreement with ALZA in October 1997 (see "Liquidity and Capital Resources" below).

The Company's total operating expenses were $10,813,820 and $30,165,689 for the three and nine months ended December 31, 1997 as compared to $9,741,735 and $27,977,248 for the three and nine months ended December 31, 1996. Research and development expenses for the three and nine months ended December 31, 1997 were $8,154,705 and $22,857,229 compared to $7,657,829 and $21,213,773 for the corresponding periods of the prior year. The increase in research and development expenses for the three and nine months ended December 31, 1997 as compared to the three and nine months ended December 31, 1996 was mainly the result of an increase in salary and related benefits and other costs as the Company advances its product candidates through development and clinical trials and prepares for process development and commercial scale manufacturing.

General and administrative expenses for the three and nine months ended December 31, 1997 were $2,266,691 and $6,066,354 as compared to $1,683,749 and $5,753,367 for the corresponding periods of the prior year. The increase in the three and nine months ended December 31, 1997 as compared to the three and nine months ended December 31, 1996 was mainly the result of an increase in salary and related benefits, patent legal costs and consulting costs. The amount of the increase in the nine months ended December 31, 1997 as compared to the nine months ended December 31, 1996 was reduced by one-time, non-cash charges related to the write-down of the Company's investment in Clinical Partners which were recorded in the three months ended June 30, 1996.

The Company does not believe that inflation and changing prices have had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were approximately $79.8 million at December 31, 1997 as compared to $85.3 million at March 31, 1997. The primary uses of cash and investments were to finance the Company's operations and for capital expenditures. Cash increased during the nine months ended December 31, 1997, principally as a result of the $10 million received from ALZA in October 1997. In addition to cash, cash equivalents and U.S. Government obligations, the Company now invests in high grade corporate notes and commercial paper which totaled approximately $19.9 million at December 31, 1997. The Company's short-term investment objectives are, first, to assure conservation of principal, and second, to obtain investment income.

In January 1998, The Company entered into an agreement with R. W. Johnson Pharmaceutical Research Institute (PRI), a Johnson & Johnson company, for the development of ProLease injectable sustained release formulations of erythropoietin. Assuming the development of the


                                      (9)
product candidate proceeds as planned, milestone payments and development funding to Alkermes are expected to be in excess of $30 million.

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

Since the research and development revenue from Clinical Partners ended during the quarter ended June 30, 1996, Alkermes has been using its own resources to continue to develop RMP-7. The Company is required to fund the development of RMP-7 to maintain its option to purchase the Limited Partners' interests in Clinical Partners. Effective September 30, 1997, the Company entered into an agreement with ALZA relating to the development and commercialization of RMP-7. ALZA made a $10 million upfront payment to Alkermes to fund clinical development, of which $7.7 million has been recorded as deferred revenue at December 31, 1997. In return, ALZA will have the option to acquire exclusive worldwide commercialization rights to RMP-7. If ALZA exercises its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If RMP-7 is commercialized successfully by ALZA, ALZA will pay the Company certain milestone payments. Alkermes would be responsible for the manufacturing of RMP-7, and the two companies would share approximately equally in profits from sales of the product.

Capital expenditures were approximately $5.3 million in the nine months ended December 31, 1997, principally reflecting equipment purchases and construction in progress for the expansion of the Wilmington, Ohio facility and for preconstruction costs relating to the new ProLease manufacturing facility in Cambridge, Massachusetts. The Company began construction of the new commercial scale ProLease manufacturing facility in Cambridge in February 1998. The Company began an expansion of its Medisorb manufacturing facility in Wilmington during the quarter ended September 30, 1997. The total cost for both facilities is expected to be approximately $15 to $20 million. The Company's capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of equity securities. The Company will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including equity offerings, bank borrowings, lease arrangements relating to fixed assets or other financing methods. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors.

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

                                             ALKERMES, INC.
                                             (Registrant)

Date:  February 13, 1998                     By: /s/  Richard F. Pops
                                                ----------------------
                                                 Richard F. Pops
                                                 Chief Executive Officer and
                                                  Director
                                                  (Principal Executive Officer)

Date:  February 13, 1998                     By: /s/  Michael J. Landine
                                                -------------------------
                                                 Michael J. Landine
                                                 Senior Vice President, Chief
                                                 Financial Officer and Treasurer
                                                  (Principal Financial and
                                                   Accounting Officer)


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