Form 10-K405
period 1998-03-31
ALKERMES INC
filed 1998-06-29
CIK 874663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

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
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

    64 Sidney Street, Cambridge, MA                      02139-4234
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (617) 494-0171

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                                    Common Stock, par value $.01 per share
                                      ("Common Stock")
                                    1994 Class A Warrants to purchase shares of
                                      Common Stock $3.25
                                    Convertible Exchangeable Preferred Stock
                                                 (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         Based upon the last sale price of the Registrant's Common Stock on June 10, 1998, the aggregate market value of the 19,726,305 outstanding shares of voting and non-voting common equity held by non-affiliates of the Registrant was $399,457,676.

         As of June 10, 1998, 21,094,353 shares of the Registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in this Report on Form 10-K:

         1) Proxy Statement dated June 29, 1998 for the Registrant's Annual Shareholders' Meeting to be held on July 29, 1998 (Part
                  III).

                                     PART I

ITEM 1. BUSINESS

         The following Business section contains forward-looking statements which involve risks and uncertainties. The Registrant's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."

GENERAL

         Alkermes, Inc. (together with its subsidiaries, "Alkermes", the "Company" or the "Registrant"), a Pennsylvania corporation organized in 1987, is applying the tools of biotechnology to the development of sophisticated proprietary drug delivery systems. The Registrant is developing product candidates based on its independent drug delivery technologies: ProLease(R), which is designed to enable single injections lasting a few days to several months to be made of proteins or peptides otherwise given by more frequent injection; Cereport(TM) (formerly known as RMP-7(TM)), which is designed to enable increased drug delivery to the brain by transiently opening the blood-brain barrier; and Medisorb(R), which extends Alkermes' technology for injectable sustained release and is designed for more traditional small molecule pharmaceutical compounds. Utilizing these drug delivery systems, the Registrant is currently in various stages of preclinical and clinical development of several product candidates.

OVERVIEW OF DRUG DELIVERY

         Drug delivery companies apply proprietary technologies to create new pharmaceutical products based on drugs developed by others. These products are generally novel, cost-effective dosage forms that provide any of several benefits including control of drug concentration in the blood, improved safety and efficacy, improved patient compliance and ease of use and expanded indications. Drug delivery technologies can provide pharmaceutical companies with a means of developing new products, as well as expanding existing drug franchises.

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

         Develop and Acquire Broadly Applicable Drug Delivery Systems and Apply Them to Multiple Pharmaceutical Products. The Registrant develops or acquires drug delivery systems that have the potential to be applied to multiple proteins, peptides and small molecule pharmaceutical compounds to create new product opportunities. For example, the Registrant has developed the Cereport technology independently and acquired the ProLease and Medisorb technologies. The Registrant currently has several product candidates utilizing those technologies in development.

         Collaborate to Develop and Finance Product Candidates. In addition to conducting product development activities on its own, the Registrant has entered into collaborations with pharmaceutical and biotechnology companies and others to develop product candidates incorporating the Registrant's technologies, provide capital for product development independent of capital markets and share development risk. Currently, the Registrant is collaborating with major pharmaceutical companies, including ALZA Corporation ("ALZA"), Genentech, Inc. ("Genentech"), Johnson & Johnson, Schering-Plough Corporation ("Schering-Plough") and Janssen Pharmaceutica International ("Janssen").

         Apply Drug Delivery Systems to Both Approved Drugs and Drugs in Development. The Registrant is applying its drug delivery technologies to novel applications and formulations of pharmaceutical products that have already been approved by the Food and Drug Administration ("FDA") or other regulatory authorities. In such cases, the Registrant and its partners can develop a novel dosage form or application with the knowledge of a drug's safety and efficacy profile and a body of clinical experience from which to draw information for the design of clinical trials and for regulatory submissions. The Registrant is also applying its technologies to new pharmaceuticals that require a sustained release delivery system for successful development.

         Establish Independent Product Development Capabilities. Alkermes has assembled its own product development organization to enable it to develop product candidates for itself and its collaborators based on its drug delivery technologies. This capability gives the Registrant flexibility in structuring development programs and the ability to conduct both feasibility studies and clinical development programs for its collaborators. For example, the Registrant has developed Cereport independently and is currently conducting clinical trials of ProLease human growth hormone ("hGH") for Genentech.

DRUG DELIVERY TECHNOLOGY

         The Registrant's current focus is on the development of broadly applicable drug delivery technologies addressing several important drug delivery opportunities, including injectable sustained release of proteins, peptides and small molecule pharmaceutical compounds, drug delivery to the brain across the blood-brain barrier and oral drug delivery systems. The Registrant is developing product candidates based on its independent drug delivery technologies.

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

         Cereport: drug delivery across the blood-brain barrier

         Cereport, a member of a family of Receptor-Mediated Permeabilizers(TM) ("RMPs(TM)"), is a nine amino acid peptide based on bradykinin, a compound occurring naturally in the body and known to affect vascular permeability. Cereport is a proprietary, synthetic analog of bradykinin developed by Alkermes to increase transiently the permeability of the blood-brain barrier. Following injection, Cereport increases permeability by triggering a brief relaxation of the tight cellular junctions of the blood-brain barrier. During the time the tight junctions are relaxed, permeability is increased and drug molecules in the bloodstream can diffuse into the brain in concentrations greater than can usually be achieved without Cereport. Preclinical and clinical data also suggest that Cereport increases the uptake of pharmaceuticals in the region of brain tumor and other pathology.

         Cereport exerts a pharmacologic effect on the vasculature of the brain and does not itself bind to or serve as a carrier for the drug of which it is facilitating delivery. The Registrant is developing Cereport to be manufactured, packaged and dispensed as a standalone product. In the clinical setting, Cereport is administered in conjunction with the therapeutic or diagnostic agent. Timing of Cereport administration relative to that of the therapeutic or diagnostic agent is determined on a drug-by-drug basis to optimize barrier permeability during the time of peak drug plasma concentrations.

         Cereport is intended to be marketed as an independent agent to increase the utility of other therapeutic and diagnostic compounds given with it. The Registrant believes Cereport may be administered along with cancer chemotherapeutic and anti-infective agents not currently used in the treatment of central nervous system disorders because of their limited ability to penetrate the blood-brain barrier.

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

RECENT DEVELOPMENTS

         RingCap(TM) and DST (Dose Sipping Technology): oral drug delivery systems

         RingCap and DST are two oral drug delivery technologies recently licensed from ALZA. RingCap is designed to reduce the frequency of oral drugs given multiple times per day. It is a system for controlling the erosion rate of a drug tablet within the gastrointestinal tract by imprinting the tablet with a series of insoluble polymeric rings.

         DST is designed to provide an easier means of taking oral medications for patients with difficulty swallowing pills, such as children and the elderly. DST involves packaging the granulated form of a drug in a ready-to-use drinking straw.

PRODUCT CANDIDATES IN DEVELOPMENT

         The following table summarizes the primary indications, delivery method, development status and collaborative partner for each of the Registrant's product candidates. This table is qualified in its entirety by reference to the more detailed descriptions appearing elsewhere in this Form 10-K. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that the Registrant's or its collaborators' clinical trials will demonstrate the safety and efficacy of any product candidates necessary to obtain regulatory approval.

 PRODUCT                                           Delivery                                        Collaborative
CANDIDATE            Indication                    Method                    Status(1)                Partner
---------            ----------                    ------                    ---------                -------

PROLEASE
    hGH              Short Stature                 SR Injection(2)           Phase III             Genentech

    Undisclosed      Hormone-Mediated Disorders    SR Injection              Phase I               Johnson & Johnson

    Erythropoietin   Anemia                        SR Injection              Preclinical           Johnson & Johnson

    Intron A         Infectious Disease, Cancer    SR Injection              Preclinical           Schering-Plough

    Others           Undisclosed                   SR Injection              Feasibility           Undisclosed

MEDISORB
    Undisclosed      Undisclosed                   SR Injection              Phase II              Janssen

    Others           Undisclosed                   SR Injection              Feasibility           Undisclosed

CEREPORT(3)
    Cereport and     Newly-Diagnosed Glioma        Intravenous               Phase III             Alkermes Clinical Partners,L.P.
    Carboplatin      (Global)                                                                        (the "Partnership")

                     Recurrent Malignant           Intravenous               Phase II complete     Partnership
                     Glioma (Europe)

                     Recurrent Malignant           Intravenous               Phase II complete     Partnership
                     Glioma (U.S.)

                     Recurrent Malignant Glioma    Intra-arterial            Phase II complete     Partnership

                     Metastatic Brain Tumor        Intravenous               Phase I/II            Partnership

                     Metastatic Brain Tumor        Intra-arterial            Phase I/II            Partnership

                     Pediatric Brain Tumor         Intravenous               Phase I/II(4)         Partnership

RINGCAP
    Undisclosed      Various                       Oral Controlled Release   Preclinical           None

DST/DOSE
SIPPING
TECHNOLOGY
    Undisclosed      Various                       Oral                      Preclinical           None

----------

(1) "Phase III" clinical trials indicates that the compound is being tested in humans to obtain efficacy and safety information required for marketing approval. "Phase II" clinical trials indicates that the compound is being tested in humans for safety, optimal dosage and efficacy for the targeted indication. "Phase I/II" clinical trials indicates that the compound is being tested in humans for safety and preliminary indications of biological activity in a limited patient population. "Phase I" clinical trials indicates that the compound is being tested in humans for preliminary safety and pharmacologic profile in a volunteer population.

     "Preclinical" indicates that Alkermes or its partners are conducting efficacy, pharmacology and/or toxicology testing of a lead compound in animal models or biochemical or cell culture assays.

(2)  Sustained Release Injection.

(3) ALZA has an option to obtain co-development and worldwide marketing rights to Cereport pursuant to an agreement entered into in September 1997.

(4) This clinical trial is being sponsored and conducted by the Pediatric Branch of the National Cancer Institute ("NCI").

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

         The product development plan for individual ProLease formulations is expected to proceed in several stages. First, the Registrant, either on its own or pursuant to a collaboration, conducts initial feasibility work to test various ProLease formulations for a particular drug in vitro and in vivo. Second, following the successful completion of the feasibility stage, preclinical development and manufacturing scale-up activities directed toward the initiation of clinical trials of the ProLease formulation would be conducted in collaboration with a partner. See "Collaborative Arrangements."

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

         In November 1996, Alkermes completed a Phase I clinical trial of ProLease hGH in 13 growth hormone deficient adults. The results showed that a single injection of Prolease hGH resulted in elevated levels of hGH (its key growth promoting protein), insulin-like growth factor-1 ("IGF-1") and IGF-1's binding protein IGFBP-3, for three to four weeks in adult patients with growth hormone deficiency.

         In November 1997, Alkermes completed a Phase II clinical trial of ProLease hGH in 64 growth hormone deficient children at 12 sites in the United States. Based on the results of this study, Genentech decided to proceed to a Phase III clinical trial of ProLease hGH.

         In December 1997, Alkermes initiated a Phase III clinical trial of ProLease hGH in 70 growth hormone deficient children at an estimated 30 sites in the United States.

         ProLease Alpha Interferon. Alkermes is developing a ProLease formulation of Schering-Plough's Intron(R) A (interferon alpha 2b) product in collaboration with Schering-Plough. Schering-Plough is the leading supplier of alpha interferon in the world. Intron A is approved for use in several infectious diseases and certain oncology indications. Intron A is currently administered by frequent injection. Schering-Plough is conducting preclinical studies and will be responsible for clinical development, if any.

         ProLease Product for Hormone-Mediated Disorders. Alkermes is developing a ProLease formulation of a product for the treatment of hormone-mediated disorders with Johnson & Johnson. The product development program was announced in November 1996 following the completion by Alkermes of a feasibility study initiated in early 1996. Johnson & Johnson is conducting preclinical studies and will be responsible for clinical development, if any.

         ProLease Erythropoietin. Alkermes is developing a ProLease formulation of erythropoietin ("EPO") with Johnson & Johnson. EPO is a naturally occurring protein that stimulates the production of red blood cells. The product development program was announced in January 1998 following the completion of a feasibility study in September 1997. Johnson & Johnson is conducting preclinical studies and will be responsible for clinical development, if any.

         Additional ProLease Formulations. Alkermes continues to develop Prolease formulations of other unspecified compounds pursuant to feasibility agreements with several pharmaceutical and biotechnology companies.

CEREPORT

         Product Development Strategy. The Registrant's strategy to date has been to advance Cereport through clinical trials while establishing its safety, permeability effects in humans and efficacy when used in combination with other drugs. To support the clinical development of Cereport, Alkermes formed and transferred substantially all of its rights to Cereport technology to Alkermes Clinical Partners, L.P. (the "Partnership"), which completed a $46 million unit offering in April 1992. Alkermes has the option to purchase all of the limited partnership interests in the Partnership. As of September 30, 1997, Alkermes entered into an agreement with ALZA relating to the development and commercialization of Cereport. Under the terms of the agreement, ALZA made an upfront payment of $10.0 million to Alkermes to fund clinical development in return for an option to obtain exclusive worldwide commercialization rights to Cereport, subject to the rights of the Partnership. See "Collaborative Arrangements--Alkermes Clinical Partners, L.P." and "Collaborative Arrangements--ALZA Corporation."

         Cereport has the potential to be used in combination with a variety of agents in various disease settings. The Registrant's goal is to expand the applications of Cereport through its own development activities and, when appropriate, collaborations with pharmaceutical companies, subject to any commercialization rights of ALZA. Alkermes may collaborate with companies having drugs whose uses could be expanded to include central nervous system indications. In such cases, Alkermes and its partner could collaborate in the clinical development of the combination without any exchange of product rights.

         Brain Tumor. Cereport is being tested for the treatment of primary brain tumor, recurrent malignant glioma, metastatic brain tumor and pediatric brain tumor. Brain tumors can be classified into two major groups: primary brain tumors, which originate and recur in the brain, and metastatic brain tumors, which are tumors that have spread to the brain from other parts of the body. Each year in the United States and Europe a total of 40,000 patients are diagnosed with primary brain tumors, of which approximately 60%-70% are malignant glioma, and 150,000 patients are diagnosed with metastatic brain tumors.

         Current treatment for brain tumors is limited and inadequate. Standard treatment typically involves surgery to remove cancerous tissue, followed by radiation therapy. After initial treatment with surgery and/or radiotherapy, brain tumors often recur. Upon recurrence, tumors typically progress rapidly, neurological function and quality of life deteriorate and patients die within months. Chemotherapy has played only a limited role in treatment, in part due to the limited access of many chemotherapeutic agents to the brain because of the normally restrictive blood-brain barrier. Carboplatin is a chemotherapeutic approved for use by the FDA and other regulatory authorities worldwide for use in the treatment of various tumor types outside of the brain, but is limited in its ability to penetrate into the brain. Cereport is designed to enable more effective use of chemotherapeutic agents like carboplatin in the treatment of brain tumors by transiently increasing the permeability of the blood-brain barrier.

         Alkermes is pursuing two alternative treatment strategies for Cereport and carboplatin in patients with malignant brain tumor: intravenous and intra-arterial administration. The Registrant believes that pursuing both treatment methods strengthens the scientific foundation of the clinical trials program and increases the likelihood of observing a treatment effect in patients.

         Newly-Diagnosed Brain Tumor: Phase III Clinical Trial. In March 1998, Alkermes commenced a Phase III clinical trial of intravenous Cereport and carboplatin in newly-diagnosed patients with brain tumor. This Phase III study is a randomized controlled Phase III clinical trial of Cereport administered in combination with carboplatin in patients with newly-diagnosed glioblastoma multiforme, the highest grade and most rapidly fatal classification of primary brain tumor.

         In the study, patients will be randomized to receive one of three treatments following their initial surgery or biopsy and prior to standard radiotherapy: (i) the combination of Cereport/carboplatin administered once every three weeks for up to three months (four cycles), followed by standard radiotherapy, (ii) the combination of placebo/carboplatin administered once every three weeks for up to three months (four cycles), followed by standard radiotherapy, or (iii) no chemotherapy prior to standard radiotherapy.

         The Phase III trial was initiated following the completion of a series of Phase I and Phase II studies of Cereport/carboplatin in over 200 patients with recurrent brain tumor. These studies provide extensive evidence of the safety of the combination of Cereport and carboplatin and of preliminary efficacy in recurrent brain tumor patients as measured by MRI response rates, objective functional assessment and survival. Further, these studies showed that patients who had received less previous treatment (radiotherapy and/or chemotherapy) had better outcomes than more heavily pretreated patients. Based on these data, the Phase III study is focused on the treatment of newly-diagnosed patients immediately following initial surgery. Treatment at this time, prior to the damaging effects of radiotherapy, is expected to provide the greatest clinical benefit to patients.

         Recurrent Malignant Glioma Clinical Trials. The Registrant's clinical strategy for Cereport has been to establish a foundation of safety and pharmacologic effect of increasing blood-brain barrier permeability prior to entering Phase III clinical trials of Cereport administered in combination with carboplatin. To date, over 600 human subjects have received Cereport in a series of clinical trials in all indications studied. Through the Phase I and Phase I/II clinical trials, Cereport was shown to have a good safety profile in volunteers and patients. Transient flushing was the most consistent adverse event noted and nausea and vomiting were determined to be the dose limiting toxicity. There was no evidence of increased toxicity associated with the combination of Cereport and carboplatin, and the drug combination was generally well tolerated by patients.

         Based on the successful completion of Phase I and Phase I/II clinical trials, Alkermes initiated multiple Phase II clinical trials both of intravenous and intra-arterial Cereport and carboplatin in patients with recurrent malignant glioma. Three multi-center Phase II clinical trials of intravenous Cereport and carboplatin and one multi-center Phase II clinical trial of intra-arterial Cereport and carboplatin were completed. The results of the three Phase II intravenous Cereport clinical trials provided the basis for the Registrant's decision to proceed into a global Phase III clinical trial of intravenous Cereport and carboplatin in patients with brain tumors.

         Recurrent Malignant Glioma: Intra-arterial Phase II Clinical Trial. Alkermes initiated a multi-center, open label Phase II clinical trial in the United States of intra-arterial Cereport and carboplatin in March 1996. Enrollment of 51 patients with recurrent malignant glioma was completed in September 1996 at nine medical centers. The preliminary results showed that treatment with intra-arterial Cereport and carboplatin was generally well tolerated, and resulted in positive responses in 63% of patients as measured by stabilization or reduction in tumor volume as measured by MRI, and overall median survival of 47 weeks.

         Metastatic Brain Tumor Clinical Trials. Alkermes initiated a multi-center Phase I/II non-controlled, open label clinical trial in Europe of intravenous Cereport and carboplatin in patients with metastatic brain tumors in April 1996. The study is being conducted at two medical centers and is expected to enroll approximately 80 patients.

         Alkermes also initiated a Phase I/II non-controlled, open label clinical trial in the United States of intra-arterial Cereport and carboplatin in patients with metastatic brain tumors in October 1995. The study is being conducted at one medical center and is expected to enroll approximately 18 patients.

         Pediatric Brain Tumor Clinical Trial. In August 1996, Alkermes, in collaboration with the NCI, initiated a non-controlled, open label Phase I/II clinical trial of intravenous Cereport and carboplatin in pediatric brain tumor patients who had failed other therapies. The study is being sponsored and conducted by the Pediatric Branch of the NCI and is expected to enroll approximately 24 patients.

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

         The product development plan for individual Medisorb formulations is expected to proceed in several stages. First, the Registrant, either on its own or pursuant to a collaboration, conducts initial feasibility work to test various Medisorb formulations for a particular drug in vitro and in vivo. Following the successful completion of the feasibility stage, preclinical development and manufacturing scale-up activities directed toward the initiation of clinical trials of the Medisorb formulation would be conducted in collaboration with a partner. See "Collaborative Arrangements."

         Undisclosed Medisorb Product Candidate. Alkermes is developing and manufacturing a Medisorb product candidate in collaboration with Janssen, an affiliate of Johnson & Johnson. In August 1997, Janssen commenced a Phase II clinical trial of this Medisorb product candidate. The collaboration is focused on process scale-up and manufacturing in anticipation of late-stage clinical trials and, if successful, product commercialization. Janssen is responsible for conducting all clinical trials.

COLLABORATIVE ARRANGEMENTS

         The Registrant's business strategy includes forming collaborations to provide technological, financial, marketing, manufacturing and other resources. The Registrant has entered into several corporate collaborations.

         Genentech, Inc.

         In November 1996, Alkermes announced the completion of a Phase I clinical trial of a ProLease hGH formulation in adults. Based in part on the successful completion of the Phase I trial, Genentech exercised its option to enter into a license agreement and obtained from Alkermes a license coexclusive in the United States and exclusive in the rest of the world for a ProLease formulation of hGH. Under the terms of the agreement, Genentech could provide an estimated $20.0 million in development funding for scale-up activities, clinical trial materials, manufacturing and clinical trial expenses over the development period. In addition, Alkermes could receive milestone payments of approximately $10.0 million if the ProLease hGH formulation is successfully developed and is approved by regulatory authorities. As of March 31, 1998, Alkermes has earned approximately $14.7 million of the development funding and milestone payments. Alkermes will be responsible for conducting clinical trials and manufacturing the ProLease hGH formulation and is to receive manufacturing revenues and royalties on sales.

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

         To fund the Registrant's activities during the initial phase of the collaboration, Genentech loaned the Registrant the aggregate amount of $3.5 million pursuant to a Convertible Promissory Note dated January 31, 1995 (the "Note"). The outstanding principal amount of the Note accrues interest at the prime rate of interest as reported by the Bank of America NT & SA from time to time. The outstanding principal amount of the Note and accrued but unpaid interest thereon becomes due and payable on January 31, 2000.

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

         Johnson & Johnson - Hormone-Mediated Disorders

         In November 1996, the Registrant entered into a development and license agreement with Ortho Pharmaceutical Corporation ("Ortho Pharmaceutical"), an affiliate of Johnson & Johnson, for the development of a ProLease formulation of an undisclosed Johnson & Johnson proprietary compound (the "J&J Product Candidate"). The Registrant is developing a sustained release formulation of this compound to treat hormone-mediated disorders. The J&J Product Candidate has completed a Phase I clinical trial and the results are being evaluated to determine further clinical development, if any.

         Pursuant to the development agreement, Johnson & Johnson obtained an exclusive, worldwide, royalty-bearing license to make, use and sell products resulting from such agreement. In exchange, Johnson & Johnson is to provide the Registrant with research and development funding, milestone payments and royalty payments based on sales, if any, of the J&J Product Candidate. Development funding and milestone payments could aggregate approximately $20.0 million, assuming the development of the J&J Product Candidate proceeds in accordance with its development plan. As of March 31, 1998, Alkermes had earned approximately $2.1 million of the development funding and milestone payments. Johnson & Johnson is to be responsible for conducting clinical trials and securing regulatory approvals and, together with its affiliates, is to be responsible for the marketing of any products that result from the collaboration. The Registrant expects to manufacture any such products for commercial sales.

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

         Johnson & Johnson - Erythropoietin

         In January 1998, the Company entered into a development and license agreement and a supply and license agreement with Ortho Pharmaceutical, an affiliate of Johnson & Johnson, for the development of a ProLease formulation of erythropoietin ("ProLease EPO"). The Company is developing a sustained release formulation of EPO for the treatment of various types of anemia.

         Pursuant to the development agreement, Johnson & Johnson obtained an exclusive, worldwide, royalty-bearing license to make, use and sell products resulting from such agreement. In exchange, Johnson & Johnson is to provide the Company with research and development funding, milestone payments and royalty payments based on sales, if any, of ProLease EPO. Development funding and milestone payments could aggregate approximately $30.0 million, assuming the development of ProLease EPO proceeds in accordance with its development plan. As of March 31, 1998, Alkermes had earned approximately $1.8 million of the development funding payments. Johnson & Johnson will be responsible for conducting clinical trials, if any, and securing regulatory approvals and, together with its affiliates, will be responsible for the marketing of any products that result from the collaboration. The Company will manufacture any such products for commercial sale.

         Johnson & Johnson may terminate the development agreement for any reason, upon 90 days' written notice if such termination notice occurs prior to filing an NDA with the FDA, or upon six months' written notice if such notice occurs subsequent to such a filing. In addition, either party may terminate the development agreement and the related supply agreement upon a material default or breach by the other party of such agreement which is not cured within 60 days' notice, or upon the other party's insolvency or bankruptcy.

         Schering-Plough Corporation

         Under an amended development and license agreement with Schering-Plough, the Registrant has agreed to develop an injectable delivery system which incorporates Intron A as an active ingredient utilizing the Registrant's ProLease delivery system and has granted to Schering-Plough an exclusive, worldwide, royalty-bearing license to manufacture, use and sell any such system that may be developed pursuant to the amended agreement. Under the amended agreement, Schering-Plough will also be responsible for conducting clinical trials and securing regulatory approvals. The amended agreement provides for development funding to the Registrant and provides for certain payments to be made by Schering-Plough to the Registrant for its achievement of certain milestones. The Registrant and Schering-Plough entered into a prepaid royalty agreement pursuant to which Schering-Plough has prepaid certain royalties. Payments to the Registrant were approximately $7.0 million through March 31, 1998, and future milestone payments could exceed an additional $5.0 million, not including royalties.

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

         Janssen Pharmaceutica International

         Pursuant to a development agreement, the Registrant is collaborating with Janssen, an affiliate of Johnson & Johnson, in the development of sustained release formulations, utilizing the Medisorb technology, of an undisclosed Janssen product candidate. Under the development agreement, the Registrant is responsible for production of the Janssen product candidate for clinical trials. Janssen is responsible for conducting clinical trials of the Janssen product candidate and securing all necessary regulatory approvals.

         In October 1996, the Registrant announced the expansion of the development agreement. Janssen has agreed to provide development funding of approximately $20.0 million over a two-year period, assuming the product continues in clinical development. The funding will be used for manufacturing clinical trials material and scale-up for commercial sale. As of March 31, 1998, Alkermes had earned approximately $17.1 million of this development funding.

         Under related license agreements, Janssen and an affiliate have exclusive worldwide licenses from the Registrant to manufacture, use and sell the Janssen product candidate. If Janssen decides to employ third-party suppliers of the commercialized Janssen product developed under the development agreement, the Registrant has a right of first refusal for the manufacture and supply of such product, and component bio-absorbable polymers thereof. Under the license agreements, Janssen is required to pay Alkermes certain royalties with respect to all Medisorb formulations of the Janssen product sold to customers. Janssen can terminate the development agreement or the license agreement upon 30 days' prior written notice.

         Alkermes Clinical Partners, L.P.

         In April 1992, units consisting of limited partnership interests in the Partnership and warrants to purchase the Registrant's Common Stock were sold to investors in a private placement (the "Private Placement"). The proceeds of the $46 million Private Placement have been used to fund the further development and clinical testing of Cereport for human pharmaceutical use in the United States, Canada and Europe. Such funding was not sufficient to complete clinical trials and seek regulatory approval of Cereport. Since the completion of funding from the Partnership, which ended during the quarter ended June 30, 1996, Alkermes has used, and intends to continue to use, its own resources to develop Cereport, but may be forced to seek alternative sources of funding, including additional collaborators.

         Pursuant to a product development agreement (the "Product Development Agreement"), dated March 6, 1992, Alkermes transferred substantially all of its rights to the RMP technology, including Cereport, to the Partnership. Alkermes has an option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option") and thereby reacquire the transferred technology. The Registrant is required to fund the development of Cereport to maintain its Purchase Option.

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

         The Partnership has granted Alkermes an exclusive interim license to manufacture and market Cereport for human pharmaceutical use in the United States and Canada. Upon the first marketing approval of Cereport by the FDA, Alkermes is obligated to make a payment to the Partnership equal to

20% of the aggregate capital contributions of all limited partners. Additionally, Alkermes will pay a 12% royalty on revenues from any sales of Cereport in the United States and Canada and, in certain circumstances, a 10% royalty on revenues from any sales of Cereport in Europe. The interim license will terminate if Alkermes does not exercise the Purchase Option. Alkermes can exercise the Purchase Option by making a payment to the Partnership equal to 80% of the aggregate capital contributions of all limited partners in addition to royalty payments in the same percentages as provided for under the interim license agreement.

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

         ALZA Corporation

         In October 1997, Alkermes and ALZA announced that they had entered into an agreement relating to the development and commercialization of Cereport. Under the terms of the agreement, ALZA made a $10.0 million upfront payment to Alkermes to fund clinical development; in return, ALZA has the option to acquire exclusive, worldwide, commercialization rights to Cereport, subject to the rights and obligations of the Partnership. If ALZA chooses to exercise its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will pay Alkermes certain milestone payments. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in profits from sales of the product.

MANUFACTURING

         Each of the Registrant's drug delivery systems utilizes a distinct manufacturing process.

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

         Alkermes has completed construction of an in-house pilot production facility that has been validated by the Registrant for manufacturing in accordance with GMP (good manufacturing practices). The facility is being used to manufacture product candidates incorporating its ProLease sustained release delivery system for use in clinical trials. This facility is not capable of manufacturing products on a commercial scale. Pursuant to agreements with certain of its collaborators, Alkermes has the right to manufacture ProLease products for commercial sale. Alkermes has completed the design of a new commercial scale ProLease manufacturing facility of approximately 30,000 square feet. Construction began in February 1998.

         Cereport

         Cereport is a small peptide manufactured using standard synthetic techniques. Alkermes relies on an independent European pharmaceutical company for the manufacture and supply of Cereport. Scale-up of Cereport manufacturing process to support international clinical trials and commercial launch has been completed. Alkermes believes that, if necessary, there are other companies which could manufacture and supply its requirements for Cereport.

         Medisorb

         The Medisorb manufacturing process is significantly different from the ProLease process and is based on a method of encapsulating small molecule drugs, provided by the Registrant's collaborator(s), in polymers using a large-scale emulsification. The Medisorb manufacturing process consists of three basic steps. First, the drug is combined with a polymer solution. Second, the drug/polymer solution is mixed in water to form liquid microspheres (an emulsion). Third, the liquid microspheres are dried to produce finished product.

         Alkermes owns a 14,000 square foot GMP sterile manufacturing facility in Wilmington, Ohio. Alkermes is manufacturing a product candidate incorporating its Medisorb sustained release delivery system for use by Janssen in clinical trials at this facility. In June 1998, Alkermes completed construction of a 20,000 square foot addition to and modification of its current manufacturing facility for commercial scale Medisorb manufacturing.

         The manufacture of the Registrant's products for clinical trials and commercial purposes is subject to current GMP and other federal regulations. The Registrant has never operated an FDA-approved manufacturing facility, and there can be no assurance that it will obtain necessary approvals for commercial manufacturing.

         If Alkermes is not able to develop manufacturing capacity and experience or to continue to contract for manufacturing capabilities on acceptable terms, its ability to conduct preclinical testing and clinical trials will be compromised. In addition, delays in obtaining regulatory approvals might result, as well as delays of commercial sales if approvals are obtained. Such delays could materially adversely affect the Registrant's competitive position and its business, financial condition and results of operations.

MARKETING

         In October 1997, Alkermes entered into an agreement with ALZA wherein ALZA agreed to make an upfront payment of $10.0 million to fund clinical development in exchange for an exclusive option to enter into a worldwide exclusive commercialization agreement for Cereport. If Cereport is successfully commercialized by ALZA, ALZA will pay Alkermes certain milestone payments. Under the terms of the agreement, Alkermes is responsible for the manufacture of Cereport, and the two companies will share approximately equally in profits from the sale of the product.

         Alkermes intends to market any ProLease and Medisorb products through its corporate partners. Alkermes has entered into development agreements, which include sales and marketing arrangements, for ProLease product candidates with Genentech, Johnson & Johnson and Schering-Plough, and for a Medisorb product candidate with Janssen. See "Collaborative Arrangements."

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

         With respect to Cereport, the Registrant believes that there are currently no products approved by the FDA for increasing the permeability of the blood-brain barrier. There are, however, many novel experimental therapies for the treatment of brain tumors and central nervous system infections being tested in the United States and Europe.

         With respect to ProLease and Medisorb, the Registrant is aware that there are other companies developing sustained release delivery systems for pharmaceutical products. In addition, other companies are developing new chemical entities which, if developed successfully, could compete against sustained release formulations of products of the Registrant's collaborators. These chemical entities are being designed to have different mechanisms of action or improved safety and efficacy. In addition, the Registrant's collaborators may develop, either alone or with others, products that compete with the development and marketing of the Registrant's product candidates.

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

         The Registrant has a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. The Registrant has filed numerous United States and international patent applications directed to composition of matter as well as processes of preparation and methods of use, including applications relating to: permeabilizers, certain rights to which have been licensed to the Partnership, of which one United States patent was issued in each of May 1992, December 1993, April 1996, December 1996 and November 1997; carriers for enabling passage into the brain of therapeutic compounds, of which one United States patent was issued in each of October 1992, January 1993, June 1996 and September 1997; a ProLease microencapsulation process, of which one United States patent was issued in May 1991; the formulation of ProLease compositions of which one United States patent was issued in each of May 1995, August 1997, September 1997, October 1997, January 1998 and February 1998; a Medisorb microencapsulation process of which one United States patent was issued in each of June 1983, July 1997 and August 1997; composition and methods of treatment for a lead Medisorb composition of which one United States patent was issued in each of November 1997 and June 1998; 14 additional United States patents related to Medisorb methods and compositions that were issued between July 1985 and March 1998; and methods of modulating release from polymer sustained release devices of which one United States patent was issued in August 1997. In the future, the Registrant plans to file further United States and foreign patent applications directed to new or improved products and processes. The United States patents issued to the Registrant will expire between 2000 and 2015. Alkermes intends to file additional patent applications when appropriate and intends to defend its patent position aggressively.

         Alkermes has exclusive rights through licensing agreements with several institutions to ten issued United States patents, a number of United States patent applications and corresponding foreign patents and patent applications in many countries, subject in certain instances to the rights of the United States government to use the technology covered by such patents and patent applications. The United States patents that have been licensed to the Registrant will expire between the years 2003 and 2014. Under certain licensing agreements, the Registrant currently pays annual license fees and/or minimum annual royalties. During the fiscal year ended March 31, 1998, such fees were $82,000. In addition, under all licensing agreements, Alkermes is obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

         The Registrant is aware of several United States patents issued to third parties containing claims which could be construed to cover some of the product candidates of the Registrant, its collaborators or the Partnership utilizing the ProLease, Cereport, and Medisorb delivery systems. In one case, the Registrant has received a letter from the owner of a patent asking the Registrant to compare the Registrant's Medisorb technology disclosed in a published international patent application with such owner's patented technology. There can be no assurance that the claims of the issued United States patents or claims that may issue from foreign counterparts of United States applications are not infringed by the proposed manufacture, use, offer for sale, sale or importation of these products by the Registrant or its collaborators. There can be no assurance that a third party will not file an infringement action, or that the Registrant would prevail in any such action. There can be no assurance that the cost of defending an infringement action would not be substantial, and would not have a material adverse effect on the Registrant's business, financial condition and results of operations. The Registrant is also aware of patent applications filed by third parties in the United States and in various foreign countries which may cover some of the Registrant's product candidates utilizing its ProLease, Cereport or Medisorb delivery systems. Patents may issue from these applications which could preclude the Registrant from manufacturing, using, offering for sale, or selling some of its ProLease, Cereport or Medisorb product candidates. Furthermore, there can be no assurance that any licenses under such patents would be made available on commercially viable terms, if at all. Failure to obtain any required license could prevent the Registrant from commercializing one or more of its products.

         The patent positions of pharmaceutical, biopharmaceutical and biotechnology firms, including Alkermes, are generally uncertain and involve complex legal and factual questions. In addition, there can be no assurance that the Registrant's or its licensors' current patent applications will be allowed or that the claims of any patents issued to Alkermes or its licensors (in connection with either or both the Registrant's product candidates or the Partnership's product candidate, or both) will be sufficiently broad to protect the Registrant's or the Partnership's technology or to provide Alkermes or the Partnership with any competitive advantages. Moreover, no assurance can be given that patents issued to Alkermes (in connection with either or both the Registrant's product candidates or the Partnership's product candidate), or its respective licensors, if any, will not be contested, invalidated or circumvented. In addition, if Alkermes or the Partnership brings a patent infringement action or otherwise brings an action to protect its own proprietary rights against third parties or is required to defend against a charge of patent infringement, substantial costs could be incurred.

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

         The Registrant is also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, experimental use of animals and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Registrant's research. Compliance with laws and regulations relating to the protection of the environment has not had a material effect on capital expenditures, earnings or the competitive position of the Registrant. However, the extent of government regulation which might result from any legislative or administrative action cannot be accurately predicted.

EMPLOYEES

         As of June 10, 1998, the Registrant had 202 full-time employees. A significant number of the Registrant's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Alkermes believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of the Registrant's employees is covered by a collective bargaining agreement. The Registrant considers its relations with employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Registrant, who are elected to serve at the pleasure of the Board of Directors, are as follows:

       Name              Age                      Position
       ----              ---                      --------

Richard F. Pops           36       Chief Executive Officer and Director

Robert A. Breyer          54       President, Chief Operating Officer and Director

Raymond T. Bartus         51       Senior Vice President, Preclinical Research and
                                   Development

Michael J. Landine        44       Senior Vice President, Chief Financial Officer and
                                   Treasurer

Don G. Burstyn            43       Vice President, Regulatory Affairs

J. Duncan Higgons         43       Vice President, Business Development

Dennis M. Meka            45       Vice President, Operations

James L. Wright           50       Vice President, Pharmaceutical Development

         Mr. Pops has been Chief Executive Officer and a Director since February 1991. From February 1991 to June 1994, Mr. Pops was also President of the Registrant. Mr. Pops currently serves on the Board of Directors of Neurocrine Biosciences, Inc., the Biotechnology Industry Organization (BIO), The Brain Tumor Society (a non-profit organization) and Immulogic Pharmaceutical Corporation, a biopharmaceutical company. Mr. Pops is President of the Massachusetts Biotechnology Council (MBC) and a member of the BIO Emerging Companies Section Governing Body.

         Mr. Breyer has been President and Chief Operating Officer and a Director since July 1994. From August 1991 to December 1993, Mr. Breyer was President and General Manager of Eli Lilly Italy, a subsidiary of Eli Lilly & Co.

         Dr. Bartus has been Senior Vice President, Preclinical Research and Development since December 1996. From November 1992 to December 1996, Dr. Bartus served as Senior Vice President, Neurobiology of the Registrant. He holds an M.S. in Experimental Psychology and a Ph.D. in Physiological Psychology from North Carolina State University.

         Mr. Landine has been the Chief Financial Officer since March 1988. From March 1988 to December 1994, he also served as a Vice President, and since December 1994 as a Senior Vice President. He has also been Treasurer of the Registrant since April 1991. He is currently an advisor to Walker Magnetics Group, an international manufacturer of industrial equipment. Mr. Landine is a certified public accountant. Mr. Landine has resigned as Senior Vice President, Chief Financial Officer and Treasurer of the Company effective June 30, 1998 and will continue as a part-time employee of the Company.

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

         Mr. Meka became Vice President, Operations in January 1997. From 1994 to December 1996 he was employed by DuPont Merck Pharmaceuticals as Vice President, Manufacturing and Corporate Services. From 1991 to 1994 he was employed by DuPont Merck Pharma (Puerto Rico) as President and General Manager.

         Dr. Wright became Vice President, Pharmaceutical Development in December 1994. From 1989 to 1994, he was employed at Boehringer Ingelheim Pharmaceutical, Inc., most recently as a Highly Distinguished Scientist. Dr. Wright received a B.A. in Chemistry and Biology from the University of California, Santa Barbara, and an M.S. in Pharmacy and a Ph.D. in Pharmacy from the University of Wisconsin.

ITEM 2. PROPERTIES

         The Registrant leases and occupies approximately 97,000 square feet of laboratory and office space in Cambridge, Massachusetts under five leases expiring in the years 2001 to 2008. Several of the leases contain provisions permitting the Registrant to extend the term of such leases for up to ten years. The Registrant has completed construction of a GMP pilot suite at its Massachusetts facility. Such suite is for the manufacture of product candidates incorporating the ProLease delivery system for preclinical and clinical trials. The Registrant has also begun construction of a new 30,000 square foot commercial scale ProLease manufacturing facility in Cambridge, Massachusetts that is expected to be completed in the fourth quarter of 1998. The Registrant believes that its Massachusetts facilities are adequate for its preclinical and clinical operations. The Registrant does not manufacture and does not expect to manufacture Cereport for clinical trials. The Registrant has engaged a third party to manufacture preclinical, clinical and commercial supplies of Cereport.

         Alkermes Europe, Ltd., a wholly owned subsidiary of the Registrant, leases and occupies approximately 4,600 square feet of office space in Cambridge, England under a lease expiring in the year 2002.

         The Registrant owns and occupies approximately 14,000 square feet of manufacturing, office and laboratory space in Wilmington, Ohio. The facility contains a state-of-the-art GMP sterile production facility specifically designed for the production of Medisorb microspheres. In August 1997, Alkermes began construction of a 20,000 square foot addition and renovation of its facility to support commercial scale manufacture of Medisorb product candidates. The construction was completed in June 1998. The Registrant believes that its Wilmington facility is adequate for its preclinical, clinical and commercial operations.

         The Registrant also leases and occupies approximately 30,000 square feet of laboratory and office space in Blue Ash, Ohio under a lease expiring in 2001. The Registrant believes that the Blue Ash facility is adequate for its operations.

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

                                    Fiscal 1998               Fiscal 1997
                                    -----------               -----------
                                   High      Low            High        Low
                                   ----      ---            ----        ---

             1st Quarter          $17 5/8    $10 3/8       $17        $ 8 1/2
             2nd Quarter           23 3/8     12 1/2        16 1/8      8 1/2
             3rd Quarter           25         15 7/8        25 1/2     11 7/8
             4th Quarter           27 5/8     19            29 5/8     13 1/4

         The number of shareholders of record on June 10, 1998 was 512. No dividends have been paid on the common stock to date, and the Registrant does not expect to pay cash dividends in the foreseeable future.

         In March 1998, the Registrant issued and sold 2,300,000 shares of $3.25 Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Preferred Stock") to certain initial purchasers (the "Initial Purchasers"). The aggregate purchase price was $115,000,000, of which $4,025,000 constituted the underwriting discounts and commissions. The Initial Purchasers were BancAmerica Robertson Stephens, NationsBanc Montgomery Securities LLC, Cowen & Company, Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J. P. Morgan Securities Inc., PaineWebber Incorporated and Smith Barney Inc.

         The Preferred Stock was issued and sold in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), to persons reasonably believed by the managers who placed the Preferred Stock, the Initial Purchasers, to be "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) (each a "QIB") or institutional accredited investors or sophisticated investors.

         Dividends on the 2,300,000 shares of the Preferred Stock are cumulative from the date of original issue and are payable quarterly, commencing June 1, 1998 and payable each September 1, December 1, March 1 and June 1 thereafter, at the annual rate of $3.25 per share of Preferred Stock. Prior to March 6, 2001, the Preferred Stock is not redeemable at the option of Alkermes. Thereafter the Preferred Stock is redeemable at the option of Alkermes, in whole or in part, at declining redemption prices, together with accrued dividends. The Preferred Stock has a liquidation preference of $50 per share, plus accrued and unpaid dividends.

         The Preferred Stock is exchangeable, in whole but not in part, at the option of Alkermes on any dividend payment date beginning March 1, 1999 (the "Exchange Date") for its 6-1/2% Convertible Subordinated Debentures (the "Debentures") at the rate of $50 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature on the tenth anniversary of the

Exchange Date. The Debentures, if issued, will contain conversion and optional redemption provisions substantially identical to those of the Preferred Stock.

         Holders of the Preferred Stock are entitled at any time, subject to prior redemption or repurchase, to convert any of the Preferred Stock or portions thereof into Common Stock, at an initial conversion rate of 1.6878 shares of Common Stock for each share of Preferred Stock, subject to certain adjustments.

         On April 15, 1998, Alkermes filed a Registration Statement on Form S-3 to register the 2,300,000 shares of the Preferred Stock, the $115,000,000 Debentures and 3,881,940 shares of Common Stock, issuable upon conversion of the Preferred Stock or upon conversion of the Debentures, if the Preferred Stock is exchanged for Debentures. The effective date of such Registration Statement is April 29, 1998.

ITEM 6. SELECTED FINANCIAL DATA

ALKERMES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                                    YEAR ENDED MARCH 31,
                                                 ------------------------------------------------------------
                                                   1998         1997         1996        1995         1994
                                                 --------     --------     --------     --------     --------

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Total revenues                                   $ 31,327     $ 19,827     $ 15,919     $ 13,903     $  9,460
                                                 --------     --------     --------     --------     --------

Research and development expenses                  31,339       29,554       21,586       18,955       20,480
                                                 --------     --------     --------     --------     --------

Total expenses                                     41,098       38,625       29,666       25,807       26,736
                                                 --------     --------     --------     --------     --------

Net loss                                         $ (9,771)    $(18,798)    $(13,747)    $(11,904)    $(17,275)
                                                 --------     --------     --------     --------     --------

Basic and diluted loss per common share          $  (0.47)    $  (1.03)    $  (0.93)    $  (0.88)    $  (1.29)
                                                 --------     --------     --------     --------     --------
Weighted average number of common
    shares outstanding                             20,834       18,288       14,775       13,535       13,362
                                                 --------     --------     --------     --------     --------



                                                                           MARCH 31,
                                                 ------------------------------------------------------------
                                                   1998         1997         1996        1995         1994
                                                 --------     --------     --------     --------     --------

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents and
    short-term investments                       $194,052     $ 85,297     $ 32,374     $ 21,351     $ 27,948
                                                 --------     --------     --------     --------     --------

Total assets                                      220,258      104,697       45,752       36,708       46,322
                                                 --------     --------     --------     --------     --------

Long-term obligations                              12,933       10,914        9,876        8,376        6,598
                                                 --------     --------     --------     --------     --------

Shareholders' equity                              181,664       79,151       23,513       21,163       31,874
                                                 --------     --------     --------     --------     --------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALKERMES, INC. AND SUBSIDIARIES


INTRODUCTION

         Alkermes is developing innovative pharmaceutical products based on three proprietary drug delivery systems: ProLease(R), Cereport(TM) (formerly known as RMP-7(TM)) and Medisorb(R). Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sale of products. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next few years. At March 31, 1998, the Company had an accumulated deficit of $129.6 million.

         The Company has funded its operations primarily through public offerings and private placements of equity securities, bank loans and payments under research and development agreements with collaborators, including Alkermes Clinical Partners, L.P. ("Clinical Partners"), a research and development limited partnership whose operations commenced in April 1992. The Company intends to develop its product candidates in collaboration with others on which the Company will rely for funding, development, manufacturing and/or marketing.

FORWARD-LOOKING STATEMENTS

         Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company's business is subject to significant risks and there can be no assurance that actual results of the Company's development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others: (i) the Company and its collaborators could not be permitted by regulatory authorities to undertake additional clinical trials for ProLease, Cereport, or Medisorb product candidates or clinical trials could be delayed; (ii) product candidates could be ineffective or unsafe during clinical trials; (iii) the Company's collaborators could elect to terminate or delay development programs; (iv) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (v) even if product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (vi) technological change in the biotechnology or pharmaceutical industries could render the Company's product candidates obsolete or noncompetitive; (vii) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease and Medisorb technologies, which are not independently commercializable, or for Cereport, could occur; (viii) disputes with Clinical Partners over rights to Cereport and related technology could occur, or the Company could fail to purchase this technology from Clinical Partners pursuant to the purchase option (the "Purchase Option"), or, if the Company did purchase RMP(TM) technology from Clinical Partners (a) in shares of the Company's common stock, the Company's shareholders would be substantially diluted or (b) in cash, the Company's capital resources would be significantly depleted; and (ix) difficulties or set-backs in obtaining and enforcing Alkermes' patents and difficulties with the patent rights of others could occur.

RESULTS OF OPERATIONS

         The Company's research and development revenue under collaborative arrangements was $25,547,558, $15,968,317 and $2,848,510 for the fiscal years ended in 1998, 1997 and 1996, respectively. The increase in such revenue for fiscal 1998 as compared to fiscal 1997 was mainly the result of the funding earned and milestones achieved under new or expanded collaborative agreements related to the Company's ProLease, Medisorb and Cereport technologies. The increase in such revenue for fiscal 1997 as compared to fiscal 1996 was mainly the result of the funding earned and milestones achieved under new or expanded collaborative agreements related to the Company's ProLease and Medisorb technologies. The Company's research and development revenue under collaborative arrangement with related party was zero, $1,415,313 and $11,182,741 for the fiscal years ended in 1998, 1997 and 1996, respectively. This revenue was received from Clinical Partners under a product development agreement entered into in March 1992. There has been no research and development revenue from Clinical Partners since the quarter ended June 30, 1996. At that time, the development funding under the Company's product development agreement with Clinical Partners was completed.

         Interest and other income was $5,779,090, $2,443,317 and $1,887,275 for the fiscal years ended in 1998, 1997 and 1996, respectively. The increase in such revenue for fiscal 1998 as compared to fiscal 1997 was primarily a result of the interest income earned on $49.7 million in net proceeds from the sale of 2,000,000 shares of the Company's common stock to ALZA Corporation ("ALZA") in March 1997. The increase in such revenue for fiscal 1997 as compared to fiscal 1996 was primarily a result of the investment of the net proceeds of approximately $22.9 million received upon the consummation of a public offering of the Company's common stock in May 1996, as well as the investment of the net proceeds of approximately $49.7 million from the sale to ALZA of 2,000,000 shares of the Company's common stock in March 1997.

         The Company's total operating expenses were $41,097,779 for the fiscal year ended in 1998 as compared to $38,624,765 and $29,665,610 for the fiscal years ended in 1997 and 1996, respectively. The Company separately recorded a $750,000 nonrecurring charge in March 1996 for Medisorb technology purchased but not yet commercially viable. The Company's research and development expenses were $31,339,121 for the fiscal year ended in 1998 compared to $29,553,988 and $21,586,316 for the fiscal years ended in 1997 and 1996, respectively. The increase for fiscal 1998 as compared to fiscal 1997 was mainly as a result of an increase in salary and related benefits and other costs as the Company advances its product candidates through development and clinical trials and prepares for process development and commercial scale manufacturing. The increase for fiscal 1997 as compared to fiscal 1996 was mainly as a result of salary and related benefits and other operating costs associated with the acquisition of the Medisorb technology and certain related assets in March 1996. In fiscal 1997, there was also an increase in the purchase of lab supplies and clinical expenses related primarily to the Company's ProLease and Cereport programs, partially offset by a reduction in the costs of preclinical work in the Company's Cereport program which was completed during the prior year.

         General and administrative expenses were $8,133,760, $7,689,625 and $6,285,700 for the fiscal years ended in 1998, 1997 and 1996, respectively. The increase for fiscal 1998 as compared to fiscal 1997 was mainly the result of an increase in salary and related benefits and consulting costs. The increase for fiscal 1997 as compared to fiscal 1996 was primarily as a result of salary and related benefits and other operating costs associated with the acquisition of the Medisorb technology and certain related assets in March 1996, as well as an increase in patent legal costs. In February and April 1996, the Company purchased, for approximately $2.1 million, 74 Class A units in Clinical Partners that were owned by investors who defaulted on their obligations to make installment payments for such units. The Company wrote down its investment in these Class A units ratably over the period February through June 1996 as Clinical Partners used these and other funds to complete its obligation to Alkermes to fund research and development of Cereport.

         The Company does not believe that inflation and changing prices have had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and short-term investments were approximately $194.1 million at March 31, 1998 as compared to $85.3 million at March 31, 1997. The primary uses of cash and investments were to finance the Company's operations and for capital expenditures. Cash increased significantly during the year ended March 31, 1998, principally as a result of the $110.5 million received from the issuance in March 1998 of 2,300,000 shares of $3.25 convertible exchangeable preferred stock. In addition to cash, cash equivalents and U.S. Government obligations, the Company now invests in high grade corporate notes and commercial paper. The Company's short-term investment objectives are, first, to assure conservation of principal, and second, to obtain investment income.

         During fiscal 1998, the Company announced an agreement for the development of ProLease injectable sustained release formulations of erythropoietin. Assuming the development of the product candidate proceeds as planned, milestone payments and development funding to Alkermes could be in excess of $30 million.

         In March 1998, the Company completed a private placement of 2,300,000 shares of $3.25 convertible exchangeable preferred stock (the "Preferred Stock") at $50 per share. The Preferred Stock is convertible at the option of the holder at any time, at an initial conversion rate of 1.6878 shares of common stock for each share of Preferred Stock. Dividends on the Preferred Stock will be cumulative from the date of original issue and will be payable quarterly, commencing June 1, 1998 and payable each September 1, December 1, March 1 and June 1 thereafter, at the annual rate of $3.25 per share of Preferred Stock (an aggregate of approximately $7.5 million annually for the 2,300,000 shares of Preferred Stock outstanding). Prior to March 6, 2001, the Preferred Stock is not redeemable at the option of the Company. Thereafter the Preferred Stock is redeemable at the option of the Company, in whole or in part, at declining redemption prices, together with accrued dividends. The Preferred Stock has a liquidation preference of $50 per share, plus accrued and unpaid dividends. The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning March 1, 1999 for the Company's
6 1/2% Convertible Subordinated Debentures (the "Debentures") at the rate of $50 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will contain conversion and optional redemption provisions substantially identical to those of the Preferred Stock.

         During fiscal 1998, the Company twice amended its loan agreement with a bank to increase the principal amount of the loan by an aggregate of $6.5 million, securing the existing and the additional principal amount of the loan with a building and real property pursuant to a mortgage and certain of the Company's equipment pursuant to a security agreement.

         The Company's research and development costs to date have been financed primarily by sales of equity securities and research and development collaborative arrangements. The Company expects to incur significant research and development and other costs, including costs related to preclinical studies, clinical trials and facilities expansion. Therefore, the Company expects that its costs, including research and development costs for all of its product candidates, will exceed revenues significantly for the next few years, which will result in continuing losses from operations.

         Since the research and development revenue from Clinical Partners ended during the quarter ended June 30, 1996, Alkermes has been using its own resources to continue to develop Cereport. The Company is required to fund the development of Cereport to maintain its option to purchase the limited partnership interests in Clinical Partners. Effective September 30, 1997, the Company entered into an agreement with ALZA relating to the development and commercialization of Cereport. ALZA made a $10 million upfront payment to Alkermes to fund clinical development of Cereport, of which $7.1 million has been recorded as deferred revenue at March 31, 1998. In return, ALZA will have the option to acquire exclusive worldwide commercialization rights to Cereport. If ALZA exercises its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will pay the Company certain milestone payments. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in profits from sales of products.

         Capital expenditures were approximately $8.0 million for the year ended March 31, 1998, principally reflecting equipment purchases and construction in progress for the expansion of the Wilmington, Ohio facility and for construction costs relating to the new commercial scale ProLease manufacturing facility in Cambridge, Massachusetts. The Company began an expansion of its Medisorb manufacturing facility in Wilmington during the quarter ended September 30, 1997. The Company began construction of the new commercial scale ProLease manufacturing facility in Cambridge in February 1998. The total cost for both facilities is expected to be approximately $18 to $20 million. The Company's capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of equity securities. The Company will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including equity offerings, bank borrowings, lease arrangements relating to fixed assets or other financing methods. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors.

         The Company believes its current cash and cash equivalents and short-term investments, combined with anticipated interest income and research and development revenues under collaborative arrangements, will be sufficient to meet its anticipated capital requirements through at least March 31, 2000. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing facilities and of commercialization activities and arrangements and the cost of product in-licensing and any possible acquisitions.

         The Company may need to raise substantial additional funds for longer-term product development, regulatory approvals and manufacturing or marketing activities that it might undertake in the future. There can be no assurance that additional funds will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs and/or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or future products.

         The Company and the companies with which it does business use software systems and embedded technology in the conduct of their operations. Many software systems and much technology in use today are unable to distinguish between the year 2000 and the year 1900 because they use a two-digit shorthand for calendar dates. If the Company does not identify and correct such shorthand prior to January 1, 2000, its operations could be disrupted. The Company's operations could also be disrupted if the companies with which the Company does business similarly are not year 2000 compliant, and such failure adversely affects their ability to do business with the Company.

         To address these issues, the Company has undertaken a three-step comprehensive project. The first step is to identify all of the Company's software and embedded technology. The second step is to determine whether any of the Company's software and technology use the two-digit shorthand and to determine whether the companies with which it does significant business will be year 2000 compliant. The third step is to correct or replace all such software and technology of the Company and then to test the corrected or replacement software and technology. The Company has completed the first step of the project, expects to complete the second step by the end of calendar year 1998 and will commence the third step promptly upon completion of the second step. This project is being conducted by the Company using internal resources. The Company cannot estimate the cost of completion of the project until the Company completes the second step, and there can be no assurance that the cost of completion will not be material, that the project will be completed on a timely basis or that the use of the Company's internal resources to complete the project will not adversely affect other aspects of the Company's business. In the event that any of the companies with which the Company does significant business do not successfully achieve year 2000 compliance on a timely basis, the Company's business could be adversely affected.

         As disclosed in Note 2 to the Consolidated Financial Statements, the adoption of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," require additional disclosures to be adopted during fiscal 1999. The Company is evaluating the impact of these requirements on its disclosures, if any.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         ALKERMES, INC. AND SUBSIDIARIES

         CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 1998 AND 1997
                      AND FOR THE THREE YEARS IN THE PERIOD
              ENDED MARCH 31, 1998 AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT



Board of Directors
Alkermes, Inc.
Cambridge, Massachusetts


We have audited the accompanying consolidated balance sheets of Alkermes, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alkermes, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

May 22, 1998
Boston, Massachusetts

ALKERMES, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND 1997
------------------------------------------------------------------------------------------

ASSETS                                                         1998               1997

CURRENT ASSETS:
  Cash and cash equivalents                               $   3,495,265      $   2,799,012
  Short-term investments                                    190,556,898         82,497,939
  Prepaid expenses and other current assets                   8,555,368          4,571,089
                                                          -------------      -------------

           Total current assets                             202,607,531         89,868,040
                                                          -------------      -------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                          235,000            225,000
  Building                                                    1,275,000          1,275,000
  Furniture, fixtures and equipment                          14,782,341         11,963,945
  Leasehold improvements                                      2,507,973          2,183,280
  Construction in progress                                    4,275,985             90,000
                                                          -------------      -------------

                                                             23,076,299         15,737,225

  Less accumulated depreciation and amortization             (9,578,571)        (7,289,446)
                                                          -------------      -------------

                                                             13,497,728          8,447,779
                                                          -------------      -------------

INVESTMENTS                                                   3,422,726          5,366,291
                                                          -------------      -------------

OTHER ASSETS                                                    466,712            582,732
                                                          -------------      -------------

OTHER INVESTMENTS                                               263,400            432,176



                                                          -------------      -------------
                                                          $ 220,258,097      $ 104,697,018
                                                          =============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY                           1998              1997

 CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $   7,067,972      $   4,653,081
  Deferred revenue                                            7,415,980                 --
  Long-term obligations - current portion                     4,104,533          3,547,542
                                                          -------------      -------------

           Total current liabilities                         18,588,485          8,200,623
                                                          -------------      -------------

LONG-TERM OBLIGATIONS                                        12,933,333         10,914,127
                                                          -------------      -------------

OTHER LONG-TERM  LIABILITIES                                  2,072,212          1,430,832
                                                          -------------      -------------

DEFERRED REVENUE                                              5,000,000          5,000,000
                                                          -------------      -------------

COMMITMENTS (Note 9)

SHAREHOLDERS' EQUITY:
  Capital stock, par value $.01 per share:
    authorized, 2,700,000 shares; none issued
  Convertible exchangeable preferred stock,
     par value $.01 per share:
     authorized and issued, 2,300,000 shares at
     March 31, 1998 (liquidation preference
     of $115,000,000)                                            23,000                 --
  Common stock, par value $.01 per share:
     authorized, 40,000,000 shares; issued,
     21,072,282 and 20,718,790 shares at
     March 31, 1998 and 1997, respectively                      210,723            207,188
  Additional paid-in capital                                311,213,755        198,844,191
  Deferred compensation                                        (119,719)          (109,901)
  Cumulative foreign currency translation adjustments           (10,638)           (16,869)
  Unrealized (loss) gain on marketable securities               (37,500)            71,250
  Accumulated deficit                                      (129,615,554)      (119,844,423)
                                                          -------------      -------------

           Total shareholders' equity                       181,664,067         79,151,436
                                                          -------------      -------------

                                                          $ 220,258,097      $ 104,697,018
                                                          =============      =============


See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
-----------------------------------------------------------------------------------------------------

                                                         1998              1997              1996

REVENUES:
  Research and development revenue under
     collaborative arrangements                       $25,547,558      $ 15,968,317      $  2,848,510
  Research and development revenue under
     collaborative arrangement with related party              --         1,415,313        11,182,741
  Interest and other income                             5,779,090         2,443,317         1,887,275
                                                      -----------      ------------      ------------

          Total revenues                               31,326,648        19,826,947        15,918,526
                                                      -----------      ------------      ------------

EXPENSES:
  Research and development                             31,339,121        29,553,988        21,586,316
  General and administrative                            8,133,760         7,689,625         6,285,700
  Interest expense                                      1,624,898         1,381,152         1,043,594
  Purchase of in-process research and
    development                                                --                --           750,000
                                                      -----------      ------------      ------------

          Total expenses                               41,097,779        38,624,765        29,665,610
                                                      -----------      ------------      ------------

NET LOSS                                              $(9,771,131)     $(18,797,818)     $(13,747,084)
                                                      ===========      ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE               $     (0.47)     $      (1.03)     $      (0.93)
                                                      ===========      ============      ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                            20,834,085        18,288,334        14,774,584
                                                      ===========      ============      ============




See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1998, 1997 AND 1996


-------------------------------------------------------------------------------------------------------------------------------
                                                CONVERTIBLE EXCHANGEABLE                                           ADDITIONAL
                                                     PREFERRED STOCK                     COMMON STOCK                PAID-IN
                                                  SHARES         AMOUNT          SHARES               AMOUNT         CAPITAL

BALANCE, APRIL 1, 1995                                --           $--        13,571,838           $135,718       $109,149,171


  Issuance of common stock, April 1995
     through March 1996, net  of
     issuance costs of $1,281,445                     --            --         2,395,104             23,951         15,002,862

  Amortization of receivable for warrants             --            --                --                 --                 --

  Amortization of compensation relating to
    grant of stock options and awards made            --            --                --                 --             86,990

  Cumulative foreign currency translation
     adjustments                                      --            --                --                 --                 --

  Unrealized gain on marketable securities            --            --                --                 --                 --

  Net loss for year                                   --            --                --                 --                 --
                                                  ------        ------        ----------           --------      -------------


BALANCE, MARCH 31, 1996                               --            --        15,966,942            159,669        124,239,023

  Issuance of common stock,  April 1996
     through March 1997, net of
     issuance costs of $390,705                       --            --         4,751,848             47,519         74,605,168

  Amortization of receivable for warrants             --            --                --                 --                 --

  Amortization of compensation relating to
    grant of stock options and awards made            --            --                --                 --                 --

  Cumulative foreign currency translation
     adjustments                                      --            --                --                 --                 --

  Unrealized loss on marketable securities            --            --                --                 --                 --

  Net loss for year                                   --            --                --                 --                 --
                                                --------       -------       -----------       ------------        -----------

BALANCE, MARCH 31, 1997                               --            --        20,718,790            207,188        198,844,191




                                               RECEIVABLE      CUMULATIVE
                                                   FOR          FOREIGN       UNREALIZED
                                              WARRANTS AND      CURRENCY    GAIN (LOSS) ON
                                                DEFERRED      TRANSLATION     MARKETABLE          ACCUMULATED
                                              COMPENSATION    ADJUSTMENTS     SECURITIES            DEFICIT          TOTAL

BALANCE, APRIL 1, 1995                         $(812,318)     $(10,301)      $        --       $(87,299,521)     $  21,162,749

  Issuance of common stock, April 1995
     through March 1996, net  of
     issuance costs of $1,281,445                     --            --                --                 --         15,026,813

  Amortization of receivable for warrants        402,259            --                --                 --            402,259

  Amortization of compensation relating to
    grant of stock options and awards made        92,377            --                --                 --            179,367

  Cumulative foreign currency translation
     adjustments                                      --       (14,053)               --                 --            (14,053)

  Unrealized gain on marketable securities            --            --           502,500                 --            502,500

  Net loss for year                                   --            --                --        (13,747,084)       (13,747,084)
                                                --------       -------       -----------       ------------        -----------

BALANCE, MARCH 31, 1996                         (317,682)      (24,354)          502,500       (101,046,605)        23,512,551

  Issuance of common stock,  April 1996
     through March 1997, net of
     issuance costs of $390,705                       --            --                --                 --         74,652,687

  Amortization of receivable for warrants         34,687            --                --                 --             34,687

  Amortization of compensation relating to
    grant of stock options and awards made       173,094            --                --                 --            173,094

  Cumulative foreign currency translation
     adjustments                                      --         7,485                --                 --              7,485

  Unrealized loss on marketable securities            --            --          (431,250)                --           (431,250)

  Net loss for year                                   --            --                --        (18,797,818)       (18,797,818)
                                                --------       -------       -----------       ------------        -----------

BALANCE, MARCH 31, 1997                         (109,901)      (16,869)           71,250       (119,844,423)        79,151,436

                                                                                                                   (Continued)


ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1998, 1997 AND 1996


----------------------------------------------------------------------------------------------------------------------------
                                                 CONVERTIBLE EXCHANGEABLE                                       ADDITIONAL
                                                     PREFERRED STOCK                COMMON STOCK                  PAID-IN
                                                   SHARES         AMOUNT        SHARES          AMOUNT            CAPITAL

BALANCE, MARCH 31, 1997
  (CARRIED FORWARD)                                       --           --      20,718,790          207,188       198,844,191

  Issuance of common stock,  April 1997
   through March 1998                                     --           --         353,492            3,535         1,757,378

  Issuance of convertible exchangeable
    preferred stock, March 1998, net of
    issuance costs of $441,043                     2,300,000       23,000              --               --       110,510,956

  Compensation relating to stock awards made              --           --              --               --           101,230

  Amortization of compensation relating to
    grant of stock options and awards made                --           --              --               --                --

  Cumulative foreign currency translation
    adjustments                                           --           --              --               --                --

  Unrealized loss on marketable securities                --           --              --               --                --

  Net loss for year                                       --           --              --               --                --
                                                 -----------     --------     -----------    -------------      ------------

BALANCE, MARCH 31, 1998                            2,300,000     $ 23,000      21,072,282    $     210,723      $311,213,755
                                                 ===========     ========     ===========    =============      ============


                                                 RECEIVABLE    CUMULATIVE
                                                    FOR          FOREIGN      UNREALIZED
                                                WARRANTS AND    CURRENCY    GAIN (LOSS) ON
                                                  DEFERRED     TRANSLATION    MARKETABLE      ACCUMULATED
                                                COMPENSATION   ADJUSTMENTS    SECURITIES        DEFICIT            TOTAL



BALANCE, MARCH 31, 1997
  (CARRIED FORWARD)                                 (109,901)     (16,869)         71,250     (119,844,423)       79,151,436

  Issuance of common stock,  April 1997
   through March 1998                                     --           --              --               --         1,760,913

  Issuance of convertible exchangeable
    preferred stock, March 1998, net of
    issuance costs of $441,043                            --           --              --               --       110,533,956

  Compensation relating to stock awards made        (101,230)          --              --               --                --

  Amortization of compensation relating to
    grant of stock options and awards made            91,412           --              --               --            91,412

  Cumulative foreign currency translation
    adjustments                                           --        6,231              --               --             6,231

  Unrealized loss on marketable securities                --           --        (108,750)              --          (108,750)

  Net loss for year                                       --           --              --       (9,771,131)       (9,771,131)
                                                 -----------     --------     -----------    -------------      ------------

BALANCE, MARCH 31, 1998                          $  (119,719)    $(10,638)    $   (37,500)   $(129,615,554)     $181,664,067
                                                 ===========     ========     ===========    =============      ============

                                                                                                                 (Concluded)



See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------------------------------------------
                                                                        1998              1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (9,771,131)     $(18,797,818)     $(13,747,084)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
      Depreciation and amortization                                    2,559,595         2,358,843         1,770,242
      Amortization of amounts receivable for warrants
        and compensation relating to grant of stock
        options and awards made                                           91,412           207,781           581,626
      Adjustments to other investments                                    60,026            14,502           101,742
      Gain on sale of equipment                                         (567,623)               --                --
      Changes in assets and liabilities:
        Prepaid expenses and other current assets                     (3,985,935)       (2,617,365)          830,500
        Accounts payable and accrued expenses                          2,419,609         1,143,447           960,670
        Deferred revenue                                               7,415,980                --         5,000,000
        Deferred revenue from Alkermes Clinical Partners, L.P.                --                --        (1,585,000)
        Other long-term liabilities                                      641,380           515,591           540,406
                                                                   -------------      ------------      ------------

               Net cash used by operating activities                  (1,136,687)      (17,175,019)       (5,546,898)
                                                                   -------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                         (7,994,273)       (2,243,476)       (5,606,737)
   Disposals of equipment                                              1,080,815                --                --
   (Purchases) maturities of short-term investments, net            (108,058,959)      (50,568,725)      (11,665,073)
   Maturities (purchases) of long-term investments, net                1,943,565        (3,993,502)        2,994,437
   (Increase) decrease in other assets                                   (17,320)           10,500          (209,500)
   Investment in Alkermes Clinical Partners, L.P.                             --                --        (2,122,463)
   Repayment - loan to Alkermes Clinical Partners, L.P.                       --                --         4,735,000
                                                                   -------------      ------------      ------------

               Net cash used by investing activities                (113,046,172)      (56,795,203)      (11,874,336)
                                                                   -------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible exchangeable
    preferred stock, net                                             110,533,956                --                --
   Proceeds from issuance of common stock, net                         1,760,913        74,652,687        15,026,813
   Proceeds from issuance of long-term debt                            6,500,000         5,000,000         4,500,000
   Payment of long-term obligations                                   (3,923,366)       (3,338,054)       (2,733,061)
                                                                   -------------      ------------      ------------

              Net cash provided by financing activities              114,871,503        76,314,633        16,793,752
                                                                   -------------      ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    7,609             9,451           (13,995)
                                                                   -------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     696,253         2,353,862          (641,477)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           2,799,012           445,150         1,086,627
                                                                   -------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $   3,495,265      $  2,799,012      $    445,150
                                                                   =============      ============      ============

SUPPLEMENTARY INFORMATION - Interest paid                          $     915,808      $    788,102      $    492,731
                                                                   =============      ============      ============



See notes to consolidated financial statements

ALKERMES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.    FORMATION OF THE COMPANY

      Alkermes, Inc. (the "Company") was incorporated in July 1987 and is a leader in the development of products based on sophisticated drug delivery technologies. Alkermes' focus is on two important drug delivery opportunities: (i) controlled, sustained release of injectable drugs lasting several days to several weeks, utilizing its ProLease(R) and Medisorb(R) technologies; and (ii) the delivery of drugs into the brain past the blood-brain barrier, utilizing its Cereport(TM) technology, formerly known as RMP-7(TM).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Alkermes, Inc. and its wholly owned subsidiaries, Alkermes Controlled Therapeutics, Inc. ("ACTI"), Alkermes Controlled Therapeutics Inc. II ("ACT II") (see Note 3), Alkermes Investments, Inc., Alkermes Development Corporation II ("ADC II") and Alkermes Europe, Ltd. ADC II serves as the one percent general partner of Alkermes Clinical Partners, L.P. ("Clinical Partners"), a limited partnership engaged in a research and development project with the Company (see Note 7). ADC II's investment in Clinical Partners is accounted for under the equity method of accounting. Such carrying value was zero at March 31, 1998 (see Note
      7). All significant intercompany balances and transactions have been eliminated.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash, cash equivalents, accounts payable and accrued expenses approximate fair value because of their short-term nature. Marketable equity securities are recorded in the consolidated financial statements at fair value. The carrying amounts of the Company's debt instruments approximate fair value.

      NET LOSS PER SHARE - Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the period.

      On December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies to change the method used to compute earnings per share and to restate all prior periods for comparability. The adoption of SFAS No. 128 did not have any impact on the Company's consolidated financial statements because the Company continues to be in a net loss position and, consequently, common equivalent shares from stock options, warrants and convertible exchangeable preferred stock are excluded as their effect is antidilutive.

      RESEARCH AND DEVELOPMENT REVENUES - Research and development revenues are recorded as services are performed. Revenue earned upon the achievement of research and development milestones is recorded when achieved.

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

      CASH EQUIVALENTS - Cash equivalents, with purchased maturities of three months or less, consist of money market accounts, mutual funds and an overnight repurchase agreement. The repurchase agreement is fully collateralized by U.S. Government securities.

      INVESTMENTS - Debt securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as "held-to-maturity."

      Short-Term Investments and Investments consist of U.S. Treasury and other government securities, commercial paper and corporate notes which are classified as "held-to-maturity" and reported at amortized cost. Short-Term Investments have maturity dates within one year of the balance sheet date. Investments classified as long-term have maturity dates up to fifteen months from March 31, 1998 and include securities held as collateral. The carrying value of all Short-Term Investments and Investments, individually and in the aggregate, approximated market value at March 31, 1998 and 1997.

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

      DEFERRED REVENUE - LONG-TERM - During fiscal 1996, the Company received a $5,000,000 prepayment of royalties under a collaborative agreement. This amount has been recorded as deferred revenue at March 31, 1998 and 1997 and accrues interest (included in other long-term liabilities) at a rate (6.16875% at March 31, 1998) equal to .20% above the one-year LIBOR rate.

      PURCHASED PATENTS - Purchased patents, included in other assets, are amortized on a straight-line basis over a period of five years.

      DEFERRED COMPENSATION - Deferred compensation is related to both the Company's 1991 Restricted Common Stock Award Plan and compensatory stock options and is amortized over vesting periods ranging from one to five years.

      NEW ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 requires companies to disclose certain pertinent information relating to their various securities outstanding. The Company has adopted SFAS No. 129 on March 31, 1998.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which require additional disclosures to be adopted during fiscal 1999. Under SFAS No. 130, the Company is required to display comprehensive income and its components as part of the Company's full set of consolidated financial statements. SFAS No. 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact on its disclosures, if any.

3.    ACQUISITION OF CERTAIN ASSETS AND TECHNOLOGY

      On March 8, 1996, ACT II acquired certain assets and technology owned or used by Medisorb Technologies International L.P., which developed injectable controlled release drug delivery technologies for the pharmaceutical industry. The assets acquired included a large scale pharmaceutical production facility and equipment. The Company paid $4,000,000 in cash for the assets and certain drug delivery technology. A nonrecurring charge totaling $750,000 for technology purchased but not yet commercially viable was recorded by the Company at the acquisition date. This charge represents that portion of the purchase price of the acquired technology that was allocated to research and development in-process.

4.    SHAREHOLDERS' EQUITY

      COMMON STOCK - In May 1996, the Company completed a direct public offering of 2,300,000 shares of its common stock at $10.00 per share. Net proceeds to the Company were approximately $22,900,000.

      In March 1997, the Company completed a private placement of 2,000,000 shares of its common stock at $25.00 per share. Net proceeds to the Company were approximately $49,700,000.

      PREFERRED STOCK - In March 1998, the Company completed a private placement of 2,300,000 shares of its convertible exchangeable preferred stock (the "Preferred Stock") at $50.00 per share. Net proceeds to the Company were approximately $110,500,000.

      The Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed or exchanged, into the Company's common stock at an initial conversion rate of 1.6878 shares of common stock for each share of Preferred Stock. The initial conversion rate is subject to adjustment in certain events. The Company has reserved 3,881,940 common shares for issuance upon conversion.

      Dividends on the Preferred Stock will be cumulative from the date of original issue and will be payable quarterly, commencing June 1, 1998 and payable each September 1, December 1, March 1 and June 1 thereafter, at the annual rate of $3.25 per share of Preferred Stock. The Board of Directors of the Company has declared a dividend on the Preferred Stock for shareholders of record on May 12, 1998, payable June 1, 1998. Prior to March 6, 2001, the Preferred Stock is not redeemable at the option of the Company. Thereafter the Preferred Stock is redeemable at the option of the Company, in whole or in part, at declining redemption prices, together with accrued dividends. If redeemed during the 12-month period beginning March 1 (beginning March 6, 2001 and ending on February 28, 2002, in the case of the first such period) the per share redemption prices are $52.275 in 2001, $51.950 in 2002, $51.625 in 2003, $51.300 in 2004, $50.975 in
      2005, $50.650 in 2006, $50.325 in 2007 and $50 at March 1, 2008 and
      thereafter. The Preferred Stock has a liquidation preference of $50 per share, plus accrued and unpaid dividends.

      The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning March 1, 1999 (the "Exchange Date") for the Company's 6 1/2% Convertible Subordinated Debentures (the "Debentures") at the rate of $50 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature on the tenth anniversary of the Exchange Date. The Debentures, if issued, will contain conversion and optional redemption provisions substantially identical to those of the Preferred Stock.

5.    LONG-TERM OBLIGATIONS

      Long-term obligations at March 31 consist of:

                                                                              1998            1997

      Notes payable to a bank bearing interest at fixed rates
        (7.69%-8.58%), payable in monthly installments,
        maturing 2001 through 2003                                         $10,533,333     $ 6,436,903

      Note payable to a bank bearing interest at a fixed rate
        (7.96%), payable in quarterly installments
        of $375,000, maturing in 2000                                        3,000,000       4,500,000

      Note payable to corporate partner bearing interest at the
        prime rate (8.50% at March 31, 1998), maturing in 2000               3,500,000       3,500,000

      Other                                                                      4,533          24,766
                                                                           -----------     -----------

                                                                            17,037,866      14,461,669

      Less current portion                                                   4,104,533       3,547,542
                                                                           -----------     -----------

                                                                           $12,933,333     $10,914,127
                                                                           ===========     ===========





      The first bank loan is secured by a building and real property pursuant to a mortgage and certain of the Company's equipment pursuant to security agreements. The loan is also secured by cash collateral (included in long-term investments at March 31, 1998) having a minimum market value of the lesser of $1,000,000 or the outstanding principal amount of the loan. Under the terms of the loan agreement, the Company is required to maintain a minimum unencumbered balance of cash and permitted investments and a minimum ratio of unencumbered cash and permitted investments to indebtedness.

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

      At March 31, 1998, the maturities of the long-term obligations are as follows:

                                                                 NOTES PAYABLE
                                                                   AND OTHER

      1999                                                        $ 4,104,533
      2000                                                          7,600,000
      2001                                                          2,525,000
      2002                                                          1,883,333
      2003                                                            925,000
                                                                  -----------

                                                                  $17,037,866
                                                                  ===========


6.    INCOME TAXES

      At March 31, 1998, the Company has approximately $62,275,000 of net operating loss ("NOL") carryforwards for U.S. federal income tax purposes and approximately $5,381,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from 2002 through 2013.

      The components of the net deferred income tax assets at March 31 are as follows:

                                                  1998               1997


      Acquired technology                      $    884,000      $    884,000
      Capitalized research and development
        expenses, net of amortization            13,300,000        14,535,000
      U.S. NOL carryforwards                     24,412,000        21,495,000
      Tax credit carryforwards                    6,925,000         4,840,000
      Alkermes Europe NOL carryforward            3,030,000         2,152,000
      Other                                       1,064,000         1,070,000
      Less valuation allowance                  (49,615,000)      (44,976,000)
                                               ------------      ------------

                                               $         --      $         --
                                               ============      ============


      The valuation allowance has been provided because of the uncertainty of realizing the future benefits of the net deferred income tax assets. The valuation allowance increased by $10,816,000 from March 31, 1996 to March 31, 1997.

      The ACTI NOL carryforwards and ACTI research and development credit carryforwards of approximately $4,780,000 and $790,000, respectively, acquired from Enzytech, Inc. are only available to offset future taxable income of ACTI.

7.    RELATED-PARTY TRANSACTIONS

      On April 10, 1992, the Company and Clinical Partners, a limited partnership of which ADC II is the general partner, sold in a private placement (i) 920 Class A units, each unit (a "Class A Unit") consisting of one Class A limited partnership interest in Clinical Partners, a 1992 warrant (a "Class A 1992 Warrant") to purchase 2,800 shares of the Company's common stock and a 1995 warrant (a "Class A 1995 Warrant") to purchase 300 shares of the Company's common stock; and (ii) one Class B unit (the "Class B Unit"), consisting of one Class B limited partnership interest in Clinical Partners, a 1992 warrant (the "Class B 1992 Warrant") to purchase 5,600 shares of the Company's common stock and a 1995 warrant (the "Class B 1995 Warrant") to purchase 600 shares of the Company's common stock. The purchase price was $50,000 for each Class A Unit and $100,000 for the Class B Unit.

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

      The net proceeds of the offering were used primarily to fund the further development and clinical testing of a family of molecules designated by the Company as Receptor-Mediated Permeabilizers(TM) ("RMPs"(TM)) for human pharmaceutical use in the United States and Canada. Proprietary RMP(TM) molecules developed by the Company may enhance the passage of small drug molecules from the bloodstream into the brain. Pursuant to the Product Development Agreement entered into in March 1992, the Company licensed to Clinical Partners certain of its technology relating to RMPs. Research and development of RMPs is being conducted by the Company for Clinical Partners pursuant to the Product Development Agreement. The Company was reimbursed by Clinical Partners for its actual costs incurred in conducting such research and development and also received a management fee of 10% of such costs. Such funding ended during the quarter ended June 30, 1996. None of the partners of Clinical Partners is obligated to make any further capital contributions. Since the funding was not sufficient to complete clinical trials and seek regulatory approval of Cereport (formerly known as RMP-7), Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and collaborative arrangements. The Company is required to fund the development of Cereport to maintain its Purchase Option, as defined below, with the limited partners.

      Clinical Partners has granted the Company an exclusive interim license to manufacture and market RMPs for human pharmaceutical use in the United States and Canada. Upon the first marketing approval of an RMP product by the United States Food and Drug Administration, the Company is obligated to make a payment (approximately $8,300,000) to Clinical Partners equal to 20% of the aggregate capital contributions of all partners (the "milestone payment"). Additionally, the Company will make royalty payments to Clinical Partners equal to 12% of United States and Canadian revenues and 10% of European revenues, in certain circumstances, from any sales of RMPs by the Company. The interim license will terminate if the Company does not exercise the Purchase Option.

      The 1992 Warrants, the 1995 Warrants (collectively, the "Class A Warrants"), the Class B 1992 Warrant and the Class B 1995 Warrant (collectively, the "Class B Warrants") were issued by the Company in consideration of the grant by each limited partner to the Company of an option to purchase (the "Purchase Option"), under certain circumstances, the limited partnership interests in Clinical Partners held by such limited partner. Upon exercise of such Purchase Option, each Class A limited partner will be entitled to receive an initial payment, at the Company's option, of $40,000 in cash or approximately $42,100 in the Company's common stock, as well as certain additional payments (which are subject to certain limitations) based on the Company's net revenues from sales of RMPs in the United States, Canada and Europe as follows:

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

      At March 31, 1998, warrants to purchase shares of the Company's common stock were outstanding as follows:


                                                               EXERCISE
             NUMBER OF COMMON                                    PRICE
           SHARES ISSUABLE UPON           EXPIRATION              PER
           EXERCISE OF WARRANTS              DATE                SHARE

                147,000                  July 31, 1999          $20.03
                908,100                 March 31, 2000            5.00
                 15,150                 April 14, 2000            3.54
              ---------

              1,070,250
              =========

8.    RESEARCH AND DEVELOPMENT ARRANGEMENTS

      The Company has entered into several collaborative agreements with corporate partners ("partners") to provide research and development activities relating to the partners' products. In connection with these agreements, the Company has granted certain licenses or the right to obtain certain licenses to technology developed by the Company. In return for such grants, the Company will receive certain payments upon the achievement of certain milestones and will receive royalties on sales of products developed under the terms of the agreements. In addition to research and development funding, during fiscal 1998 the Company received $200,000, representing a milestone payment under one of these agreements. Additionally, the Company may obtain the right to manufacture and supply products developed under certain of these agreements.

      During fiscal 1998 and 1997, research and development revenue under collaborative arrangements from Genentech, Inc. amounted to 30% and 27%, and Janssen Pharmaceutica International amounted to 27% and 41%, respectively, of total revenues. During fiscal 1996, research and development revenue under collaborative arrangement with Schering-Plough Corporation amounted to 11% of total revenues.

9.    COMMITMENTS

      LEASE COMMITMENTS - The Company leases certain of its offices and research laboratories under operating leases with initial terms of three to ten years expiring between 2001 and 2008. Several of the leases contain provisions for extensions for up to ten years. Total annual future minimum lease payments are as follows:

          1999                                                     $2,575,000
          2000                                                      2,594,000
          2001                                                      2,015,000
          2002                                                      1,239,000
          2003                                                        301,000
          Thereafter                                                1,677,000


      Rent expense charged to operations was approximately $3,590,000, $3,342,000 and $2,439,000 for the years ended March 31, 1998, 1997 and
      1996, respectively.

      Additionally, a U.S. Treasury Bill with a total principal amount of $250,000 is being held by a bank in the Company's name as a security deposit on the leases and, accordingly, has been classified as a long-term investment at March 31, 1998.

      LICENSE AND ROYALTY COMMITMENTS - The Company has entered into license agreements with certain corporations and universities which require the Company to pay annual license fees and royalties based on a percentage of revenues from sales of certain products and royalties from sublicenses granted by the Company. Amounts paid under these agreements were approximately $82,000, $92,000 and $127,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

10.   STOCK OPTIONS AND AWARDS

      The Company's Stock Option Plans (the "Plans") include the Amended and Restated 1989 Non-Qualified Stock Option Plan (the "1989 Plan"), Amended and Restated 1990 Omnibus Stock Option Plan, as amended (the "1990 Plan") and the 1992 Non-Qualified Stock Option Plan (the "1992 Plan") which provide for the granting of stock options to employees, officers and directors of, and consultants to, the Company. In addition, the Stock Option Plan for Non-Employee Directors (the "Director Plan") provides for the granting of stock options to nonemployee directors of the Company. Nonqualified options to purchase up to 225,000 shares of the Company's common stock may be granted under the 1989 Plan, nonqualified and incentive options to purchase up to 2,500,000 shares of the Company's common stock may be granted under the 1990 Plan, nonqualified options to purchase up to 1,000,000 shares of the Company's common stock may be granted under the 1992 Plan and nonqualified options to purchase up to 150,000 shares of the Company's common stock may be granted under the Director Plan. Unless sooner terminated, the 1989 Plan will terminate on July 18, 1999, the 1990 Plan will terminate on September 19, 2000, the 1992 Plan will terminate on November 11, 2002 and the Director Plan will terminate on March 18, 2006.

      The Compensation Committee of the Board of Directors administers the 1989 Plan, the 1990 Plan and the 1992 Plan and determines who is to receive options and the exercise price and terms of such options. The Compensation Committee has delegated its authority to the Compensation Sub-Committee to make grants and awards under the Plans to "officers." The Board of Directors administers the Director Plan. The option exercise price of stock options granted under the 1989 Plan, the 1990 Plan and the Director Plan may not be less than 100% of the fair market value of the common stock on the date of grant. Under the terms of the 1992 Plan, the option exercise price may be below the fair market value, but not below par value, of the underlying stock at the time the option is granted.

      The 1989 Plan, the 1990 Plan and the 1992 Plan also provide that the Compensation Committee may grant Limited Stock Appreciation Rights ("LSARs") with respect to all or any portion of the shares covered by stock options granted to directors and executive officers. LSARs may be granted with the grant of a nonqualified stock option or at any time during the term of such option but may only be granted with the grant of an incentive stock option. The grant of LSARs will not be effective until six months after their date of grant. Upon the occurrence of certain triggering events, the options with respect to which LSARs have been granted shall become immediately exercisable and the persons who have received LSARs will automatically receive a cash payment in lieu of shares. Through March 31, 1998, LSARs have been granted under the 1990 Plan with respect to options to purchase 425,750 shares.

      The Company has also adopted the 1991 Restricted Common Stock Award Plan (the "Award Plan"). The Award Plan provides for the award to certain eligible employees, officers and directors of, and consultants to, the Company of up to a maximum of 250,000 shares of common stock. The Award Plan is administered by the Compensation Committee. Awards generally vest over five years. Through March 31, 1998, 1997 and 1996, an aggregate of 81,250, 77,000 and 77,000 shares of common stock, respectively, have been awarded under the Award Plan, of which 2,400, 2,400 and 13,200 shares, respectively, ceased to be subject to forfeiture and were issued during the years ended March 31, 1998, 1997 and 1996. In addition, 1,800, zero and 5,000 shares were canceled during the years ended March 31, 1998, 1997 and 1996, respectively. The Award Plan will terminate on November 15, 2001, unless sooner terminated by the Board of Directors.

      The Company has reserved a total of 2,940,804 shares of common stock for issuance under the five plans.

      The Company has elected to continue to follow Accounting Principles Board ("APB") No. 25 for accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized with respect to the grant of any stock options in which the exercise price of the Company's employee stock options equals the fair market price of the underlying stock on the date the option is granted.

      Pro forma information regarding net loss and basic and diluted loss per common share in fiscal 1998, 1997 and 1996 has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The resulting effect on pro forma net loss and basic and diluted loss per common share disclosed below for fiscal 1998, 1997 and 1996 is not likely to be representative of the effects on net loss and basic and diluted loss per common share on a pro forma basis in future years, because fiscal 1996, 1997 and 1998 pro forma results include the impact of only one, two and three years, respectively, of grants and related vesting. The fair value of options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rates ranging from 5.56% - 5.90% for fiscal 1998, 6.60% - 6.84% for fiscal 1997 and
      5.96% - 6.17% for fiscal 1996; dividend yields of 0% in fiscal 1998, 1997 and 1996; volatility factors of the expected market price of the Company's common stock of 65% in fiscal 1998, 67% in fiscal 1997 and 65% in fiscal 1996; and a weighted average expected life of 2.5 years in fiscal 1998, 1997 and 1996. Using the Black-Scholes option valuation model, the weighted average fair value of options granted in fiscal 1998, 1997 and 1996 was $10.39, $8.00 and $2.96, respectively.

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the vesting period of the option. Pro forma information for the years ended March 31 is as follows:

                                                                       1998            1997           1996

      Net loss - as reported                                      $ (9,771,131)   $(18,797,818)   $(13,747,084)
      Net loss - pro forma                                         (12,301,217)    (19,971,317)    (13,972,561)
      Basic and diluted loss per common share - as reported              (0.47)          (1.03)          (0.93)
      Basic and diluted loss per common share - pro forma                (0.59)          (1.09)          (0.95)


      A summary of option activity under the 1989, 1990, 1992 and Director Plans is as follows:


                                                              EXERCISE         WEIGHTED
                                            NUMBER              PRICE          AVERAGE
                                              OF                 PER           EXERCISE
                                            SHARES              SHARE           PRICE

      Balance, April 1, 1995               1,457,293      $ 0.56  - $14.875     $ 3.09

        Granted                              445,450        2.81  -   10.31       5.73
        Exercised                            (60,199)       0.56  -    3.69       1.63
        Canceled                            (106,540)       1.00  -    9.13       3.80
                                           ---------      -----------------     ------

      Balance, March 31, 1996              1,736,004        0.56  -  14.875       3.78

        Granted                              449,650        9.31  -   28.75      14.53
        Exercised                           (142,575)       0.56  -  14.875       3.43
        Canceled                             (70,670)       1.00  -   14.88       4.90
                                           ---------      -----------------     ------

      Balance, March 31, 1997              1,972,409        0.56  -   28.75       6.22

        Granted                              487,800       12.81  -   26.94      17.33
        Exercised                           (183,648)       0.56  -   14.75       5.02
        Canceled                            (153,613)       2.13  -   28.75      13.58
                                           ---------      -----------------     ------

      Balance, March 31, 1998              2,122,948      $ 0.56  -  $27.69     $ 8.34
                                           =========      =================     ======


      Options granted generally vest over four years, except options granted under the Director Plan which vest after six months.

      The following table summarizes information concerning outstanding and exercisable options at March 31, 1998:

                               OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                       ------------------------------------    -----------------------
                                      WEIGHTED
                                      AVERAGE
                                     REMAINING     WEIGHTED                   WEIGHTED
                                    CONTRACTUAL    AVERAGE                    AVERAGE
      RANGE OF            NUMBER       LIFE        EXERCISE      NUMBER       EXERCISE
   EXERCISE PRICES     OUTSTANDING  (IN YEARS)      PRICE      EXERCISABLE     PRICE

   $ 0.56 - $ 3.69        900,748      5.68        $ 2.70         780,301     $ 2.62
     3.75 -  15.75        764,025      7.68          9.61         368,937       7.84
    15.88 -  27.69        458,175      9.43         17.31          19,376      16.64
   ---------------      ---------      ----        ------       ---------     ------

   $ 0.56 - $27.69      2,122,948      7.21        $ 8.34       1,168,614     $ 4.50
   ===============      =========      ====        ======       =========     ======


      For certain stock options granted and awards made, the Company recognizes, as compensation expense, the excess of the intrinsic value for accounting purposes of the common stock issuable upon exercise of such stock options over the aggregate exercise price thereof and, in connection with stock awards, the fair market value of the Company's common stock on the date of the award. This compensation expense is amortized ratably over the vesting period of each stock option and stock award. For the years ended March 31, 1998, 1997 and 1996, compensation expense of $83,816, $173,094 and
      $179,367, respectively, was recorded and will aggregate a maximum of $119,719 over the remaining terms of such stock options granted and stock awards made.




                                   * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Directors. The information with respect to directors required by this item is incorporated herein by reference to pages 2, 3, 11, 17 and 18 of the Registrant's Proxy Statement dated June 29, 1998 for the Registrant's annual shareholders' meeting to be held on July 29, 1998 (the "1998 Proxy Statement").

         (b) Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to pages 7 through 16 of the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to pages 17 and 18 of the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to page 19 of the 1998 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

             (a)   Documents filed as part of the Report:

                   (1) Consolidated Financial Statements of the Registrant and Independent Auditors' Report thereon:

                         Consolidated Balance Sheets, March 31, 1998 1997.

                         Consolidated Statements of Operations for the Years Ended March 31, 1998, 1997 and 1996.

                         Consolidated Statements of Shareholders' Equity for the Years Ended March 31, 1998, 1997 and 1996.

                         Consolidated Statements of Cash Flows for the Years Ended March 31, 1998, 1997 and 1996.

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

     3.1(e) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on February 26, 1998. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-3, as amended (File No. 333-50157).)

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

     4.2 Specimen of Preferred Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, as amended (File No. 333-50157).)

     4.3 Form of 1992 Warrant to purchase 2,800 shares of the Registrant's Common Stock. (Incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

     4.4 Form of 1995 Warrant to purchase 300 shares of the Registrant's Common Stock. (Incorporated by reference to Exhibit 4.3 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

     4.5 Form of Global Warrant Certificate for 1994 Class A Warrants. (Incorporated by reference to Exhibit 4.6 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     4.6 Form of Global Warrant Certificate for 1994 Class B Warrants. (Incorporated by reference to Exhibit 4.7 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     4.7 Form of Global Warrant Certificate for 1994 Affiliate Warrants. (Incorporated by referenced to Exhibit 4.8 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     4.8 Form of Global Warrant Certificate for 1994 Incentive Warrants. (Incorporated by reference to Exhibit 4.9 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     4.9 Warrant Agreement, dated as of November 18, 1994, by and between the Registrant and The First National Bank of Boston. (Incorporated by reference to Exhibit 4.10 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     4.10 Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and ALZA Corporation. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3, as amended (File No. 333-19955).)

     4.11 Indenture, dated as of March 1, 1998, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-3, as amended (File No. 333-50157).)

     4.12 Registration Rights Agreement, dated as of March 4, 1998, among the Registrant and the Initial Purchasers.

     10.1 Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-44752).)!

     10.2      Amended and Restated 1990 Omnibus Stock Option Plan, as amended.!

     10.3 1991 Restricted Common Stock Award Plan. (Incorporated by reference to Exhibit 4.2(a) to the Registrant's Registration Statement on Form S-8 (File No. 33-58330).)!

     10.4 1992 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33- 54932).)!

     10.5 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)!

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

     10.8 Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

     10.8(a) First Amendment of Lease, dated June 9, 1997, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

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

     10.13 License Agreement, dated February 5, 1990, between Enzytech, Inc. and Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33- 54932).)*

     10.14 Development and License Agreement, dated February 4, 1992, between Enzytech, Inc. and Schering Corporation. (Incorporated by reference to Exhibit 10.38 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)*

     10.14(a) Amendment to Development and License Agreement, dated July 26, 1995, between Alkermes Controlled Therapeutics, Inc. and Schering Corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)**

     10.15 Prepaid Royalty Agreement, dated July 26, 1995, between Alkermes Controlled Therapeutics, Inc. and Schering Corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)**

     10.16 Development and License Agreement, dated as of August 1, 1996, by and between The R.W. Johnson Pharmaceutical Research Institute, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K dated November 14, 1996.)***

     10.17 Supply and License Agreement dated as of August 1, 1996, by and between The R.W. Johnson Pharmaceutical Research Institute, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K dated November 14, 1996.)***

     10.18 Collaborative Development Agreement, dated as of January 9, 1995, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)****

     10.19 Note Purchase Agreement, dated as of January 9, 1995, by and between the Registrant and Genentech, Inc. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     10.20 Convertible Promissory Note of the Registrant dated January 31, 1995. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     10.21 License Agreement, dated as of November 13, 1996, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K dated November 14, 1996.)***

     10.22 Development Agreement, dated as of December 23, 1993, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International. (Incorporated by reference to Exhibit 10.18 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)+

     10.22(a) First Amendment to Development Agreement, dated as of December 23, 1993, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International. (Incorporated by reference to Exhibit 10.18(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)+

     10.22(b) Second Amendment to the Development Agreement, dated April 28, 1997, by and between Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica Inc. (Incorporated by reference to Exhibit 10.22(b) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

     10.23 License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (United States). (Incorporated by reference to Exhibit 10.19 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)+

     10.24 License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except United States). (Incorporated by reference to Exhibit 10.20 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)+

     10.25 Development and License Agreement, dated as of January 19, 1998, between The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, Alkermes, Inc. and Alkermes Controlled Therapeutics, Inc.+++

     10.26 Supply and License Agreement dated as of January 19, 1998, between The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, Janssen Pharmaceutica International, a division of Cilag AG International, Alkermes, Inc. and Alkermes Controlled Therapeutics, Inc.+++

     10.27 Loan Agreement, dated December 30, 1993, among the Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited. (Incorporated by reference to Exhibit 10.33 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1993.)

     10.27(a) Amendment No. 1 to Loan Agreement, dated as of December 31, 1994, among the Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited. (Incorporated by reference to Exhibit 10.21(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)

     10.27(b) Amendment to Loan Agreement, dated as of December 29, 1995, by and among Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995.)

     10.27(c) Omnibus Amendment to Loan Documents, dated as of July 26, 1996, among the Registrant, Alkermes Investments, Inc. and The Sumitomo Bank, Limited (as assignee of The Daiwa Bank, Limited). (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1996.)

     10.28 Second Amended and Restated Note, dated July 26, 1996, by Registrant and Alkermes Investments, Inc. to The Sumitomo Bank, Limited. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1996.)

     10.29 Letter Agreement, dated September 27, 1996, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutic Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)++

     10.29(a) Loan Supplement and Modification Agreement, dated as of June 2, 1997, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.27(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

     10.29(b) Second Loan Supplement and Modification Agreement, dated as of March 19, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant.

     10.30 Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutic Inc. II to Fleet

               National Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

     10.31 Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet National Bank. (Incorporated by reference to
               Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

     10.32 Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.6 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

     10.33 Environmental Indemnity Agreement, dated as of September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to
               Exhibit 10.7 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

     10.34 Promissory Note of the Registrant, dated December 23, 1994, to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to
               Exhibit 10.20 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

     10.34(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

     10.35 Promissory Note, dated December 19, 1995, by Registrant to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit
               10.2 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995.)

     10.35(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

     10.36 Promissory Note, dated September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

     10.37 Promissory Note, dated June 2, 1997, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.35 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

     10.38 Promissory Note, dated March 19, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.

     10.39 Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (File No. 33- 40250).)!

     10.40 Employment Agreement, entered into as of June 13, 1994, by and between Robert A. Breyer and the Registrant. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1994.)!

     11        Statement re: computation of per share earnings.

     21        Subsidiaries of the Registrant.

     22        Proxy Statement dated June 29, 1998.

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

+ Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

++ Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted April 17, 1997. Such provisions have been filed separately with the Commission.

+++ Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed June 29, 1998.

! Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.

               (b) Since the beginning of the quarter ended March 31, 1998, the Registrant filed reports on Form 8-K, dated February 18, 1998 and February 27, 1998, each reporting under Item 5.

                                   UNDERTAKING

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8, Nos. 33-44752, 33-58330, 33-97468, 333-13283 and 333-50357.

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

                                       ALKERMES, INC.

June 29, 1998                          By:  /s/ Richard F. Pops
                                           --------------------------------
                                           Richard F. Pops
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                    Title                             Date
---------                                    -----                             ----

/s/ Michael A. Wall               Director and Chairman of the            June 29, 1998
-----------------------------     Board
Michael A. Wall


/s/ Richard F. Pops               Director and Chief Executive Officer    June 29, 1998
-----------------------------     (Principal Executive Officer)
Richard F. Pops


/s/ Michael J. Landine            Senior Vice President, Chief            June 29, 1998
-----------------------------     Financial Officer and
Michael J. Landine                Treasurer (Principal
                                  Financial and Accounting
                                  Officer)


/s/ Floyd E, Bloom                Director                                June 29, 1998
-----------------------------
Floyd E. Bloom


 /s/ Robert A. Breyer             President and Chief Operating           June 29, 1998
-----------------------------     Officer and Director
Robert A. Breyer


 /s/ John K. Clarke               Director                                June 29, 1998
-----------------------------
John K. Clarke

/s/ Robert S. Langer              Director                                June 29, 1998
-----------------------------
Robert S. Langer


/s/ Alexander Rich                Director                                June 29, 1998
-----------------------------
Alexander Rich


/s/ Paul Schimmel                 Director                                June 29, 1998
-----------------------------
Paul Schimmel

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

3.1(e) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on February 26, 1998. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-3, as amended (File No. 333-50157).)

3.2 Amended and Restated By-Laws of Alkermes, Inc., effective as of July 1, 1994. (Incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1994.)

4.1 Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1, as amended (File No. 33- 40250).)

4.2 Specimen of Preferred Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, as amended (File No. 333-50157).)

4.3 Form of 1992 Warrant to purchase 2,800 shares of the Registrant's Common Stock. (Incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

4.4 Form of 1995 Warrant to purchase 300 shares of the Registrant's Common Stock. (Incorporated by reference to Exhibit 4.3 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

4.5 Form of Global Warrant Certificate for 1994 Class A Warrants. (Incorporated by reference to Exhibit 4.6 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

4.6 Form of Global Warrant Certificate for 1994 Class B Warrants. (Incorporated by reference to Exhibit 4.7 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

4.7 Form of Global Warrant Certificate for 1994 Affiliate Warrants. (Incorporated by referenced to Exhibit 4.8 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

4.8 Form of Global Warrant Certificate for 1994 Incentive Warrants. (Incorporated by reference to Exhibit 4.9 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

4.9 Warrant Agreement, dated as of November 18, 1994, by and between the Registrant and The First National Bank of Boston. (Incorporated by reference to Exhibit 4.10 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

4.10 Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and ALZA Corporation. (Incorporated by reference to Exhibit
         4.5 to the Registrant's Registration Statement on Form S-3, as amended (File No. 333-19955).)

4.11 Indenture, dated as of March 1, 1998, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-3, as amended (File No. 333-50157).)

4.12 Registration Rights Agreement, dated as of March 4, 1998, among the Registrant and the Initial Purchasers.

10.1 Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-44752).)!

10.2 Second Amended and Restated 1990 Omnibus Stock Option Plan, as amended.!

10.3     1991 Restricted Common Stock Award Plan. (Incorporated by reference to
         Exhibit 4.2(a) to the Registrant's Registration Statement on Form S-8 (File No. 33-58330).)!

10.4     1992 Non-Qualified Stock Option Plan. (Incorporated by reference to
         Exhibit 10.26 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)!

10.5 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)!

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

10.8 Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit
         10.8 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

10.8(a) First Amendment of Lease, dated June 9, 1997, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

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

10.14(a) Amendment to Development and License Agreement, dated July 26, 1995, between Alkermes Controlled Therapeutics, Inc. and Schering Corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)**

10.15 Prepaid Royalty Agreement, dated July 26, 1995, between Alkermes Controlled Therapeutics, Inc. and Schering Corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1995.)**

10.16 Development and License Agreement, dated as of August 1, 1996, by and between The R.W. Johnson Pharmaceutical Research Institute, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K dated November 14, 1996.)***

10.17 Supply and License Agreement dated as of August 1, 1996, by and between The R.W. Johnson Pharmaceutical Research Institute, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K dated November 14, 1996.)***

10.18 Collaborative Development Agreement, dated as of January 9, 1995, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)****

10.19 Note Purchase Agreement, dated as of January 9, 1995, by and between the Registrant and Genentech, Inc. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

10.20 Convertible Promissory Note of the Registrant dated January 31, 1995. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

10.21 License Agreement, dated as of November 13, 1996, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 8-K dated November 14, 1996.)***

10.22 Development Agreement, dated as of December 23, 1993, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International. (Incorporated by reference to Exhibit 10.18 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)+

10.22(a) First Amendment to Development Agreement, dated as of December 23,
         1993, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International. (Incorporated by reference to Exhibit 10.18(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)+

10.22(b) Second Amendment to the Development Agreement, dated April 28, 1997, by and between Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica Inc. (Incorporated by reference to Exhibit 10.22(b) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

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

10.25 Development and License Agreement, dated as of January 19, 1998, by and between The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, Alkermes, Inc. and Alkermes Controlled Therapeutics, Inc.+++

10.26 Supply and License Agreement dated as of January 19, 1998, by and between The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, Janssen Pharmaceutica International, a division of Cilag AG International, Alkermes, Inc. and Alkermes Controlled Therapeutics, Inc.+++

10.27 Loan Agreement, dated December 30, 1993, among the Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited. (Incorporated by reference to Exhibit 10.33 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1993.)

10.27a) Amendment No. 1 to Loan Agreement, dated as of December 31, 1994, among the Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited. (Incorporated by reference to Exhibit 10.21(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)

10.27(b) Amendment to Loan Agreement, dated as of December 29, 1995, by and among Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995.)

10.27(c) Omnibus Amendment to Loan Documents, dated as of July 26, 1996, among the Registrant, Alkermes Investments, Inc. and The Sumitomo Bank, Limited (as assignee of The Daiwa Bank, Limited). (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1996.)

10.28 Second Amended and Restated Note, dated July 26, 1996, by Registrant and Alkermes Investments, Inc. to The Sumitomo Bank, Limited. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1996.)

10.29 Letter Agreement, dated September 27, 1996, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutic Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)++

10.29(a) Loan Supplement and Modification Agreement, dated as of June 2, 1997, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.27(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

10.29(b) Second Loan Supplement and Modification Agreement, dated as of March
         19, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant.

10.30 Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutic Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

10.31 Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

10.32 Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.6 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

10.33 Environmental Indemnity Agreement, dated as of September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.7 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

10.34 Promissory Note of the Registrant, dated December 23, 1994, to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit 10.20 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

10.34(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by
         Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

10.35 Promissory Note, dated December 19, 1995, by Registrant to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995.)

10.35(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by
         Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

10.36 Promissory Note, dated September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

10.37 Promissory Note, dated June 2, 1997, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.35 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

10.38 Promissory Note, dated March 19, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.

10.39 Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-40250).)!

10.40 Employment Agreement, entered into as of June 13, 1994, by and between Robert A. Breyer and the Registrant. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1994.)!

11       Statement re: computation of per share earnings.

21       Subsidiaries of the Registrant.

22       Proxy Statement dated June 29, 1998.

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

+ Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

++ Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted April 17, 1997. Such provisions have been filed separately with the Commission.

+++ Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed on June 29, 1998.

! Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.