Form 10-Q
period 1998-06-30
ALKERMES INC
filed 1998-08-14
CIK 874663

                                                                               ~
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

[ ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from __________ to __________

Commission file number 0-19267

                                 ALKERMES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                     23-2472830
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

    64 Sidney Street, Cambridge, MA                        02139-4136
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number including area code:  (617) 494-0171
                                                    ----------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
        Former name, former address, and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



    Class                        Shares Outstanding as of August 4, 1998
    -----                        ---------------------------------------
Common Stock, par value $.01                     21,116,519

                         ALKERMES, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

         Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheets                             3
                    - June 30, 1998 and March 31, 1998

                    Consolidated Statements of Operations                   4
                    - Three months ended June 30, 1998 and 1997

                    Consolidated Statement of Shareholders' Equity          5
                    - Three months ended June 30, 1998

                    Consolidated Statements of Cash Flows                   6
                    - Three months ended June 30, 1998 and 1997

                    Notes to Consolidated Financial Statements              7

         Item 2.    Management's Discussion and Analysis of                 9
                    Financial Condition and Results of Operations

PART II - OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders    13

         Item 5.    Shareholder Proposals                                  13

         Item 6.    Exhibits and Reports on Form 8-K                       14

SIGNATURES                                                                 16

EXHIBIT INDEX                                                              17

                                      (2)

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS:

                         ALKERMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                              June 30,        March 31,
                                                                1998            1998
                                                            ------------    ------------

                                     ASSETS
Current Assets:
      Cash and cash equivalents                             $  3,478,523    $  3,495,265
      Short-term investments                                 168,709,969     190,556,898
      Prepaid expenses and other current assets                8,700,204       8,555,368
                                                            ------------    ------------
           Total current assets                              180,888,696     202,607,531
                                                            ------------    ------------
Property, Plant and Equipment:
      Land                                                       235,000         235,000
      Building                                                 3,146,770       1,275,000
      Furniture, fixtures and equipment                       18,340,431      14,782,341
      Leasehold improvements                                   2,583,654       2,507,973
      Construction in progress                                10,602,723       4,275,985
                                                            ------------    ------------
                                                              34,908,578      23,076,299
           Less accumulated depreciation and
             amortization                                    (10,675,720)     (9,578,571)
                                                            ------------    ------------
                                                              24,232,858      13,497,728
                                                            ------------    ------------
Investments                                                    6,198,111       3,422,726
                                                            ------------    ------------
Other Assets                                                     937,544         466,712
                                                            ------------    ------------
Other Investments                                                282,150         263,400
                                                            ------------    ------------
                                                            $212,539,359    $220,258,097
                                                            ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued expenses                 $  7,204,880    $  7,067,972
      Deferred revenue                                         6,965,860       7,415,980
      Long-term obligations--current portion                   4,100,000       4,104,533
                                                            ------------    ------------
           Total current liabilities                          18,270,740      18,588,485
                                                            ------------    ------------
Long-Term Obligations                                         12,108,333      12,933,333
                                                            ------------    ------------
Other Long-Term Liabilities                                    2,224,484       2,072,212
                                                            ------------    ------------
Deferred Revenue                                               5,000,000       5,000,000
                                                            ------------    ------------
Shareholders' Equity:
      Capital stock, par value $.01 per share:
        authorized, 2,700,000 shares; none issued
      Convertible exchangeable preferred stock,
       par value $.01 per share:
        authorized and issued, 2,300,000 shares at
        June 30, 1998 and March 31, 1998 (liquidation
        preference of $115,000,000)                               23,000          23,000
      Common stock, par value $.01 per share:
        authorized, 40,000,000 shares; issued 21,095,876
        shares at June 30, 1998 and 21,072,282 shares
        at March 31, 1998                                        210,959         210,723
      Additional paid-in capital                             311,565,750     311,213,755
      Deferred compensation                                     (296,265)       (119,719)
      Cumulative foreign currency translation adjustments         (8,730)        (10,638)
      Unrealized loss on marketable securities                   (18,750)        (37,500)
      Accumulated deficit                                   (136,540,162)   (129,615,554)
                                                            ------------    ------------
           Total shareholders' equity                        174,935,802     181,664,067
                                                            ------------    ------------
                                                            $212,539,359    $220,258,097
                                                            ============    ============


See notes to consolidated financial statements.

                                      (3)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months        Three Months
                                                      Ended               Ended
                                                     June 30,            June 30,
                                                       1998                1997
                                                   ------------        ------------
Revenues:
     Research and development revenue under
        collaborative arrangements                  $7,667,634          $4,781,843
     Interest income                                 2,591,547           1,149,554
                                                   -----------         -----------
                                                    10,259,181           5,931,397
                                                   -----------         -----------
Expenses:
     Research and development                        9,011,102           7,607,927
     General and administrative                      2,666,197           1,914,020
     Interest expense                                  437,187             437,182
     Acquisition of in-process research and
      development                                    3,221,253                 --
                                                   -----------         -----------
                                                    15,335,739           9,959,129
                                                   -----------         -----------
Net loss                                            (5,076,558)         (4,027,732)

Preferred stock dividends                           (1,848,050)                --
                                                   -----------         -----------
Net loss attributable to common shareholders       ($6,924,608)        ($4,027,732)
                                                   ===========         ===========
Basic and diluted loss per common share                 ($0.33)             ($0.19)
                                                   ===========         ===========
Weighted average number of common shares
  outstanding                                       21,087,991          20,752,848
                                                   ===========         ===========

See notes to consolidated financial statements.


                                      (4)

                         ALKERMES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                  Cumulative   Unrealized
                       Convertible                                                  Foreign   (Loss) Gain
                      Exchangeable                        Additional                Currency       on
                     Preferred Stock    Common Stock       Paid-in     Deferred   Translation  Marketable  Accumulated
                     Shares   Amount  Shares   Amount      Capital   Compensation Adjustments  Securities    Deficit      Total
------------------------------------------------------------------------------------------------------------------------------------

Balance,
 April 1, 1998     2,300,000 $23,000  21,072,282  $210,723  $311,213,755 ($119,719) ($10,638) ($37,500) ($129,615,554) $181,664,067

Issuance of
 common stock 4/98
 through 6/98             --      --      23,594       236       134,495        --        --        --             --       134,731

Compensation
 relating to
  options granted         --      --          --        --       217,500  (217,500)       --        --             --            --

Amortization of
 compensation
 relating to stock
 options granted
 and awards made          --      --          --        --            --    40,954        --        --             --        40,954

Unrealized gain on
  marketable
  securities              --      --          --        --            --        --        --    18,750             --        18,750

Cumulative
 foreign currency
 translation
 adjustments              --      --          --        --            --        --     1,908        --             --         1,908

Net loss for period       --      --          --        --            --        --        --        --     (5,076,558)   (5,076,558)

Preferred stock
 dividends                --      --          --        --            --        --        --        --     (1,848,050)   (1,848,050)
                   -----------------------------------------------------------------------------------------------------------------
Balance,
 June 30, 1998     2,300,000 $23,000  21,095,876  $210,959  $311,565,750 ($296,265)  ($8,730) ($18,750) ($136,540,162) $174,935,802
                   =================================================================================================================


See notes to consolidated financial statements.

                                      (5)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Three         Three
                                                            Months        Months
                                                            Ended         Ended
                                                           June 30,      June 30,
                                                             1998          1997
                                                         ------------  -----------
Cash flows from operating activities:
  Net loss                                                ($5,076,558)   ($4,027,732)
  Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization                          1,124,992        769,938
     Amortization of compensation relating to stock
      options granted and awards made                          40,954         15,614
     Adjustments to other investments                             --               2
     Changes in assets and liabilities:
          Prepaid expenses and other current assets          (144,886)       294,605
          Accounts payable and accrued expenses               138,083     (1,522,399)
          Deferred revenue                                   (450,120)            --
          Other long-term liabilities                         152,272        192,547
                                                          -----------    -----------
               Net cash used by operating activities       (4,215,263)    (4,277,425)
                                                          -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment, net         (11,830,118)    (1,162,572)
  Maturities of short-term investments, net                21,846,929        867,565
  Maturities (purchases) of long-term investments, net     (2,775,385)     4,003,732
  Increase in other assets                                   (500,000)        (8,000)
                                                          -----------    -----------
               Net cash provided by investing activities    6,741,426      3,700,725
                                                          -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                 134,731        262,232
  Proceeds from issuance of long-term debt                        --       2,500,000
  Payment of preferred stock dividends                     (1,848,050)           --
  Payment of long-term obligations                           (829,505)      (978,274)
                                                          -----------    -----------
               Net cash (used by) provided by financing
                 activities                                (2,542,824)     1,783,958
                                                          -----------    -----------
Effect of exchange rate changes on cash                           (81)         9,901
                                                          -----------    -----------
Net (decrease) increase in cash and cash equivalents          (16,742)     1,217,159
Cash and cash equivalents, beginning of period              3,495,265      2,799,012
                                                          -----------    -----------
Cash and cash equivalents, end of period                   $3,478,523     $4,016,171
                                                          ===========    ===========
Supplementary information:
  Interest paid                                              $260,786       $217,733
                                                          ===========    ===========

See notes to consolidated financial statements.


                                      (6)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three month periods ended June 30, 1998 and 1997, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which includes consolidated financial statements and notes thereto for the years ended March 31, 1998, 1997 and 1996. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Alkermes Investments, Inc., Alkermes Europe, Ltd.
and Alkermes Development Corporation II ("ADC II"), wholly owned subsidiaries of the Company.

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

2.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company adopted on April 1, 1998. SFAS No. 130 requires companies to display comprehensive income and its components as part of the Company's full set of consolidated financial statements. Comprehensive income is comprised of net income and other comprehensive income. The measurement and presentation of net loss will not change. Other comprehensive income includes certain changes in equity of the Company that are excluded from the net loss. Specifically, SFAS No. 130 requires unrealized holding gains and losses on the Company's available-for-sale securities and cumulative foreign currency translation adjustments, which are currently reported separately in shareholders' equity, to be included in other comprehensive income.

Comprehensive income (loss) for the three months ended June 30, 1998 and 1997 is as follows:

                                                             June 30, 1998        June 30, 1997
                                                             -------------        -------------

Net loss                                                      ($5,076,558)         ($4,027,732)
Cumulative foreign currency translation adjustments                 1,908                9,053
Unrealized gain on marketable securities                           18,750               37,500
                                                              -----------         ------------
Comprehensive loss                                            ($5,055,900)         ($3,981,179)
                                                              ===========         ============

                                      (7)

The accumulated other comprehensive income (loss) is as follows:


Balance March 31, 1998                               ($48,138)
Current period change                                  20,658
                                                     --------
Balance June 30, 1998                                ($27,480)
                                                     ========


SFAS No. 131 requires that the Company report financial and descriptive information about its reportable operating segments. The Company is evaluating the impact on its disclosures, if any.

3.  ACQUISITION OF CERTAIN ASSETS AND TECHNOLOGY

During the quarter ended June 30, 1998, Alkermes entered into an exclusive license agreement with ALZA Corporation ("ALZA"), a pharmaceutical and drug delivery company, for two of ALZA's oral drug delivery technologies: RingCap(TM) and Dose Sipping Technology ("DST"). The assets acquired included equipment to be used in the development of the technologies. A nonrecurring charge of approximately $3.2 million for technology licensed but not yet commercially viable was recorded by the Company at the acquisition date. This charge represents that portion of the acquisition price of the acquired technology that was allocated to research and development in-process.


                                      (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes is developing innovative pharmaceutical products based on several principal proprietary drug delivery systems: ProLease(R), Cereport(TM) (formerly known as RMP-7(TM)), Medisorb(R), RingCap(TM) and Dose Sipping Technology ("DST"). Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sale of products. The Company has been unprofitable since its inception and expects to incur substantial additional operating losses over the next few years. At June 30, 1998, the Company had an accumulated deficit of approximately $136.5 million.

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

FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company's business is subject to significant risks and there can be no assurance that actual results of the Company's development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others: (i) the Company and its collaborators could not be permitted by regulatory authorities to undertake clinical trials for RingCap or DST or to undertake additional clinical trials for ProLease, Cereport, or Medisorb product candidates or clinical trials could be delayed; (ii) product candidates could be ineffective or unsafe during clinical trials; (iii) the Company's collaborators could elect to terminate or delay development programs; (iv) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (v) even if product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (vi) technological change in the biotechnology or pharmaceutical industries could render the Company's product candidates obsolete or noncompetitive; (vii) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease, Medisorb, RingCap and DST technologies, which are not independently commercializable, or for Cereport, could occur; (viii) disputes with Clinical Partners over rights to Cereport and related technology could occur, or the Company could fail to purchase this technology from Clinical Partners pursuant to the purchase option (the "Purchase Option"), or, if the Company did purchase RMP(TM) technology from Clinical Partners (a) in shares of the Company's common stock, the Company's shareholders would be substantially diluted or (b) in cash, the Company's capital resources would be significantly depleted; and (ix) difficulties or set-backs in obtaining and enforcing Alkermes' patents and difficulties with the patent rights of others could occur.


                                      (9)

RESULTS OF OPERATIONS

The Company's research and development revenue under collaborative arrangements for the three months ended June 30, 1998 was $7,667,634 compared to $4,781,843 for the corresponding period of the prior year. The increase in such revenue for the three months ended June 30, 1998 as compared to the corresponding period of the prior year was mainly a result of the increased funding earned under collaborative agreements related to the Company's ProLease, Medisorb and Cereport technologies.

Interest income for the three months ended June 30, 1998 was $2,591,547 compared to $1,149,554 for the corresponding period of the prior year. The increase in such income for the three months ended June 30, 1998 as compared to the corresponding period of the prior year was primarily a result of the interest income earned on the net proceeds of $110.5 million from the sale of 2,300,000 shares of the Company's $3.25 convertible exchangeable preferred stock (the "Preferred Stock") in March 1998.

The Company's total operating expenses were $12,114,486 for the three months ended June 30, 1998 as compared to $9,959,129 for the three months ended June 30, 1997. The Company separately recorded a $3,221,253 nonrecurring charge in the three months ended June 30, 1998 for DST and RingCap technologies licensed from ALZA Corporation ("ALZA") which are not yet commercially viable. Research and development expenses for the three months ended June 30, 1998 were $9,011,102 compared to $7,607,927 for the corresponding period of the prior year. The increase in research and development expenses for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 was mainly the result of an increase in salary and related benefits and other costs associated primarily with an increase in personnel as the Company advances its product candidates through development and clinical trials and prepares for process development and commercial scale manufacturing.

General and administrative expenses for the three months ended June 30, 1998 were $2,666,197 compared to $1,914,020 for the corresponding period of the prior year. The increase in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 was mainly the result of an increase in salary and related benefits and consulting costs relating primarily to an increase in personnel.

The Company does not believe that inflation and changing prices have had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were approximately $172.2 million at June 30, 1998 as compared to $194.1 million at March 31, 1998. The primary uses of cash and investments were to finance the Company's operations, capital expenditures, the payment of the license agreement with ALZA related to the RingCap and DST technologies and the payment of the initial dividend on the Company's Preferred Stock. The Company invests in cash equivalents, U.S. Government obligations, high grade corporate notes and commercial paper. The Company's short-term investment objectives are, first, to assure conservation of principal, and second, to obtain investment income.

The Company's research and development costs to date have been financed primarily by sales of equity securities and payments under research and development collaborative arrangements. The Company expects to incur significant research and development and other costs, including costs related to preclinical studies, clinical trials and facilities expansion. Therefore, the Company expects that its costs, including research and development costs for all of its product candidates,


                                      (10)
will exceed revenues significantly for the next few years, which will result in continuing losses from operations.

Since the research and development revenue from Clinical Partners ended during the quarter ended June 30, 1996, Alkermes has been using its own resources to continue to develop Cereport. The Company is required to fund the development of Cereport to maintain its option to purchase the limited partnership interests in Clinical Partners. Effective September 30, 1997, the Company entered into an agreement with ALZA relating to the development and commercialization of Cereport. ALZA made a $10 million upfront payment to Alkermes to fund clinical development of Cereport, of which $6.9 million has been recorded as deferred revenue at June 30, 1998. In return, ALZA will have the option to acquire exclusive worldwide commercialization rights to Cereport. If ALZA exercises its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will pay the Company certain milestone payments. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in profits from sales of products.

Capital expenditures were approximately $11.8 million for the three months ended June 30, 1998, principally reflecting equipment purchases and construction in progress for the expansion of the Wilmington, Ohio facility and for construction costs relating to the new commercial scale ProLease manufacturing facility in Cambridge, Massachusetts. The Company completed the expansion of its Medisorb manufacturing facility in Wilmington during the quarter ended June 30, 1998. The Company began construction of the new commercial scale ProLease manufacturing facility in Cambridge in February 1998 and anticipates completing construction in the fall of 1998. The total cost for both facilities is expected to be approximately $18 to $20 million. The Company's capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of equity securities.

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

The Company and the companies with which it does business use software systems and embedded technology in the conduct of their operations. Many software systems and much technology in use today are unable to distinguish between the year 2000 and the year 1900 because they use a two-digit shorthand for calendar dates. If the Company does not identify and correct any such shorthand prior to January 1, 2000, its operations could be disrupted. The Company's operations could also be disrupted if the companies with which the Company does business similarly are not year 2000 compliant, and such failure adversely affects their ability to do business with the Company.


                                      (11)

To address these issues, the Company has undertaken a three-step comprehensive project. The first step is to identify all of the Company's software and embedded technology. The second step is to determine whether any of the Company's software and technology use the two-digit shorthand and to determine whether the companies with which it does significant business will be year 2000 compliant. The third step is to correct or replace all such software and technology of the Company and then to test the corrected or replacement software and technology. The Company has completed the first step of the project, expects to complete the second step by the end of calendar year 1998 and will commence the third step promptly upon completion of the second step. This project is being conducted by the Company using internal resources. The Company cannot estimate the cost of completion of the project until the Company completes the second step, and there can be no assurance that the cost of completion of the project will not be material, that the project will be completed on a timely basis or that the use of the Company's internal resources to complete the project will not adversely affect other aspects of the Company's business. In the event that any of the companies with which the Company does significant business do not successfully achieve year 2000 compliance on a timely basis, the Company's business could be adversely affected.


                                      (12)

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on July 29, 1998, the holders of Common Stock approved the amendment to the Alkermes Amended and Restated 1990 Omnibus Stock Option Plan, as amended, to increase to 3,250,000 the number of shares issuable upon the exercise of options granted thereunder, an increase of 750,000 shares. There were 14,290,649 votes for, and 4,680,037 votes against, the adoption, 59,888 broker non-votes and 77,315 abstentions.

Also at the Annual Meeting of Shareholders, the holders of Common Stock elected the following as directors for terms of one year expiring on the date of the 1999 annual meeting or until their respective successors are duly elected and shall qualify:

                                            Votes                   Authority
Nominee                                      For                    Withheld
-------                                      ---                    --------

Floyd E. Bloom                            18,634,371                 473,518
                                          ----------                 -------

Robert A. Breyer                          18,567,221                 540,668
                                          ----------                 -------

John K. Clarke                            18,634,812                 473,077
                                          ----------                 -------

Robert S. Langer                          18,567,126                 540,763
                                          ----------                 -------

Richard F. Pops                           18,566,844                 541,045
                                          ----------                 -------

Alexander Rich                            18,633,994                 473,895
                                          ----------                 -------

Paul Schimmel                             18,567,544                 540,345
                                          ----------                 -------

Michael A. Wall                           18,567,060                 540,829
                                          ----------                 -------

ITEM 5.  SHAREHOLDER PROPOSALS

If any shareholder wishes to present a proposal to the 1999 Annual Meeting of Shareholders that is not included in the Company's proxy statement relating to such meeting and fails to submit such proposal to the Secretary of the Company on or before May 15, 1999, then the Company will be allowed to use its discretionary voting authority when the proposal is raised at the Annual Meeting without any discussion of the matter in its proxy statement.


                                      (13)

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:
                               Number                      Exhibit
                               ------                      -------
                               3.1(a)       Second Amended and Restated Articles
                                            of Incorporation of Alkermes, Inc.,
                                            effective July 23, 1991.
                                            (Incorporated by reference to
                                            Exhibit 4.1(a) to the Company's
                                            Report on Form 10-Q for the quarter
                                            ended June 30, 1991).

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

                               3.1(e)       Amendment to the Second Amended and
                                            Restated Articles of Incorporation,
                                            as filed with the Pennsylvania
                                            Secretary of State on February 26,
                                            1998. (Incorporated by reference to
                                            Exhibit 4.6 to the Company's
                                            Registration Statement on Form S-3,
                                            as amended (File No. 333-50157)).

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

                               4.2          Specimen of Preferred Stock
                                            Certificate of Alkermes, Inc.
                                            (Incorporated by reference to
                                            Exhibit 4.1 to the Company's
                                            Registration Statement on Form S-3,
                                            as amended (File No. 333-50157)).

                               4.3          Form of 1992 Warrant to purchase
                                            2,800 shares of the Company's Common
                                            Stock. (Incorporated by reference to
                                            Exhibit 4.2 to the Company's Report
                                            on Form 10-K for the fiscal year
                                            ended March 31, 1992).

                               4.4          Form of 1995 Warrant to purchase 300
                                            shares of the Company's Common
                                            Stock. (Incorporated by reference to

                                      (14)

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

                               4.7          Form of Global Warrant Certificate
                                            for 1994 Affiliate Warrants.
                                            (Incorporated by reference to
                                            Exhibit 4.8 to the Company's Report
                                            on Form 10-Q for the quarter ended
                                            December 31, 1994).

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

                               4.10         Stock Purchase Agreement, dated as
                                            of February 13, 1997, between the
                                            Company and ALZA Corporation.
                                            (Incorporated by reference to
                                            Exhibit 4.5 to the Company's
                                            Registration Statement on Form S-3,
                                            as amended (File No. 333-19955)).

                               4.11         Indenture, dated as of March 1,
                                            1998, between Alkermes, Inc. and
                                            State Street Bank and Trust Company,
                                            as Trustee. (Incorporated by
                                            reference to Exhibit 4.7 to the
                                            Company's Registration Statement on
                                            Form S-3, as amended (File No.
                                            333-50157)).

                               4.12         Registration Rights Agreement, dated
                                            as of March 4, 1998, among the
                                            Company and the Initial Purchasers.
                                            (Incorporated by reference to
                                            Exhibit 4.12 to the Company's Report
                                            on Form 10-K for the fiscal year
                                            ended March 31, 1998).

                               10.1         Amended and Restated 1990 Omnibus
                                            Stock Option Plan, as amended.

                               11           Statement regarding computation of
                                            per share loss.

                               27           Financial Data Schedule.

(b) The Registrant has filed no Reports on Form 8-K during the quarter ended June 30, 1998.

                                     (15)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 ALKERMES, INC.
                                 (Registrant)



Date:  August  14, 1998              By:    /s/  Richard F. Pops
                                     -----------------------------------------
                                     Richard F. Pops
                                     Chief Executive Officer and
                                     Director
                                     (Principal Executive Officer)


Date:  August  14, 1998              By:   /s/  James M. Frates
                                     -----------------------------------------
                                     James M. Frates
                                     Vice President, Chief
                                     Financial Officer and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)


                                      (16)

                                  EXHIBIT INDEX


                               Exhibit
                               Number              Description
                               ------              -----------

                               3.1(a)       Second Amended and Restated Articles
                                            of Incorporation of Alkermes, Inc.,
                                            effective July 23, 1991.
                                            (Incorporated by reference to
                                            Exhibit 4.1(a) to the Company's
                                            Report on Form 10-Q for the quarter
                                            ended June 30, 1991).

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

                               3.1(e)       Amendment to the Second Amended and
                                            Restated Articles of Incorporation,
                                            as filed with the Pennsylvania
                                            Secretary of State on February 26,
                                            1998. (Incorporated by reference to
                                            Exhibit 4.6 to the Company's
                                            Registration Statement on Form S-3,
                                            as amended (File No. 333-50157)).

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

                               4.2          Specimen of Preferred Stock
                                            Certificate of Alkermes, Inc.
                                            (Incorporated by reference to
                                            Exhibit 4.1 to the Company's
                                            Registration Statement on Form S-3,
                                            as amended (File No. 333-50157)).

                               4.3          Form of 1992 Warrant to purchase
                                            2,800 shares of the Company's Common
                                            Stock. (Incorporated by reference to
                                            Exhibit 4.2 to the Company's Report
                                            on Form 10-K for the fiscal year
                                            ended March 31, 1992).

                                      (17)

                               4.4          Form of 1995 Warrant to purchase 300
                                            shares of the Company's Common
                                            Stock. (Incorporated by reference to
                                            Exhibit 4.3 to the Company's Report
                                            on Form 10-K for the fiscal year
                                            ended March 31, 1992).

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

                               4.7          Form of Global Warrant Certificate
                                            for 1994 Affiliate Warrants.
                                            (Incorporated by reference to
                                            Exhibit 4.8 to the Company's Report
                                            on Form 10-Q for the quarter ended
                                            December 31, 1994).

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

                               4.10         Stock Purchase Agreement, dated as
                                            of February 13, 1997, between the
                                            Company and ALZA Corporation.
                                            (Incorporated by reference to
                                            Exhibit 4.5 to the Company's
                                            Registration Statement on Form S-3,
                                            as amended (File No. 333-19955)).

                               4.11         Indenture, dated as of March 1,
                                            1998, between Alkermes, Inc. and
                                            State Street Bank and Trust Company,
                                            as Trustee. (Incorporated by
                                            reference to Exhibit 4.7 to the
                                            Company's Registration Statement on
                                            Form S-3, as amended (File No.
                                            333-50157)).

                               4.12         Registration Rights Agreement, dated
                                            as of March 4, 1998, among the
                                            Company and the Initial Purchasers.
                                            (Incorporated by reference to
                                            Exhibit 4.12 to the Company's Report
                                            on Form 10-K for the fiscal year
                                            ended March 31, 1998).

                               10.1         Amended and Restated 1990 Omnibus
                                            Stock Option Plan, as amended.

                               11           Statement regarding computation of
                                            per share loss.

                               27           Financial Data Schedule.



                                      (18)