Form 10-Q
period 1998-09-30
ALKERMES INC
filed 1998-11-16
CIK 874663

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission file number 0-19267


                                 ALKERMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            PENNSYLVANIA                                          23-2472830
----------------------------------------                     ------------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)


   64 Sidney Street, Cambridge, MA                               02139-4136
----------------------------------------                     ------------------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Shares Outstanding as of November 4, 1998
           -----                      -----------------------------------------

Common Stock, par value $.01                         21,163,935

                         ALKERMES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets                                     3
            - September 30, 1998 and March 31, 1998

            Consolidated Statements of Operations                           4
            - Three months ended September 30, 1998 and 1997
            - Six months ended September 30, 1998 and 1997

            Consolidated Statement of Shareholders' Equity                  5
            - Six months ended September 30, 1998

            Consolidated Statements of Cash Flows                           6
            - Six months ended September 30, 1998 and 1997

            Notes to Consolidated Financial Statements                      7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9

PART II - OTHER INFORMATION

    Item 5. Other Information                                              13

    Item 6. Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                 17

EXHIBIT INDEX                                                              18





                                      (2)

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:

                        ALKERMES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                   September 30,            March 31,
                                                                       1998                   1998
                                                                   -------------            ---------
                                     ASSETS


Current Assets:

  Cash and cash equivalents                                       $   1,441,199          $   3,495,265
  Short-term investments                                            165,396,020            190,556,898
  Prepaid expenses and other current assets                          12,512,862              8,555,368
                                                                  -------------          -------------
    Total current assets                                            179,350,081            202,607,531
                                                                  -------------          -------------
Property, Plant and Equipment:
  Land                                                                  235,000                235,000
  Building                                                            3,443,024              1,275,000
  Furniture, fixtures and equipment                                  19,613,084             14,782,341
  Leasehold improvements                                              2,627,577              2,507,973
  Construction in progress                                           15,354,565              4,275,985
                                                                  -------------          -------------
                                                                     41,273,250             23,076,299
   Less accumulated depreciation and amortization                   (11,756,448)            (9,578,571)
                                                                  -------------          -------------
                                                                     29,516,802             13,497,728
                                                                  -------------          -------------
Investments                                                          11,468,185              3,422,726
                                                                  -------------          -------------
Other Assets                                                            963,043                466,712
                                                                  -------------          -------------
Other Investments                                                       197,850                263,400
                                                                  -------------          -------------
                                                                  $ 221,495,961          $ 220,258,097
                                                                  =============          =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                           $   6,770,114          $   7,067,972
  Deferred revenue                                                    6,483,436              7,415,980
  Long-term obligations -- current portion                            5,361,791              4,104,533
                                                                  -------------          -------------
    Total current liabilities                                        18,615,341             18,588,485
                                                                  -------------          -------------
Long-Term Obligations                                                24,967,932             12,933,333
                                                                  -------------          -------------
Other Long-Term Liabilities                                           2,378,481              2,072,212
                                                                  -------------          -------------
Deferred Revenue                                                      5,000,000              5,000,000
                                                                  -------------          -------------
Shareholders' Equity:
  Capital stock, par value $.01 per share:
   authorized 2,700,000 shares; none issued
  Convertible exchangeable preferred stock, par value per share:
   authorized and issued, 2,300,000 shares at September 30, 1998
   and March 31, 1998 (liquidation preference of $115,000,000)           23,000                 23,000
  Common stock, par value $.01 per share:
   authorized, 40,000,000 shares; issued 21,126,170 shares
   at September 30, 1998 and 21,072,282 shares at March 31, 1998        211,262                210,723
  Additional paid-in capital                                        311,489,631            311,213,755
  Deferred compensation                                                 (55,937)              (119,719)
  Cumulative foreign currency translation adjustments                     4,182                (10,638)
  Unrealized loss on marketable securities                             (103,050)               (37,500)
  Accumulated deficit                                              (141,034,881)          (129,615,554)
                                                                  -------------          -------------
    Total shareholders' equity                                      170,534,207            181,664,067
                                                                  -------------          -------------
                                                                  $ 221,495,961          $ 220,258,097
                                                                  =============          =============


See notes to consolidated financial statements.


                                      (3)

                         ALKERMES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months     Three Months      Six Months      Six Months
                                                        Ended           Ended            Ended           Ended
                                                    September 30,    September 30,    September 30,   September 30,
                                                        1998             1997             1998            1997
                                                    ------------     ------------     ------------    ------------

Revenues:
    Research and development revenue under
       collaborative arrangements                   $  9,532,901     $  7,330,623     $ 17,200,535    $ 12,112,466
    Interest income                                    2,630,872        1,102,563        5,222,419       2,252,117
                                                    ------------     ------------     ------------    ------------
                                                      12,163,773        8,433,186       22,422,954      14,364,583
                                                    ------------     ------------     ------------    ------------
Expenses:
    Research and development                          11,437,814        7,094,597       20,448,916      14,702,524
    General and administrative                         2,910,574        1,885,643        5,576,771       3,799,663
    Interest expense                                     441,354          412,500          878,541         849,682
    Acquisition of in-process research
       and development                                        --               --        3,221,253              --
                                                    ------------     ------------     ------------    ------------
                                                      14,789,742        9,392,740       30,125,481      19,351,869
                                                    ------------     ------------     ------------    ------------

Net loss                                              (2,625,969)        (959,554)      (7,702,527)     (4,987,286)

Preferred stock dividends                             (1,868,750)              --       (3,716,800)             --
                                                    ------------     ------------     ------------    ------------
Net loss attributable to common shareholders        $ (4,494,719)    $   (959,554)    $(11,419,327)   $ (4,987,286)
                                                    ============     ============     ============    ============

Basic and diluted loss per common share             $      (0.21)    $      (0.05)    $      (0.54)   $      (0.24)
                                                    ============     ============     ============    ============

Weighted average number of common shares
  outstanding                                         21,115,909       20,792,074       21,102,026      20,772,568
                                                    ============     ============     ============    ============




See notes to consolidated financial statements.




                                      (4)

                        ALKERMES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY





                                                     Convertible Exchangeable                                     Additional
                                                          Preferred Stock                 Common Stock             Paid-in
                                                       Shares        Amount         Shares             Amount      Capital
                                                     ------------------------------------------------------------------------

Balance, April 1, 1998                               2,300,000       $23,000      21,072,282          $210,723   $311,213,755

Issuance of common stock 4/98 through 6/98                  --            --          23,594               236        134,495

Compensation relating to options granted                    --            --              --                --        217,500

Amortization of compensation relating to
  stock options granted and awards made                     --            --              --                --             --

Unrealized gain on marketable securities                    --            --              --                --             --

Cumulative foreign currency translation
  adjustments                                               --            --              --                --             --

Net loss for period                                         --            --              --                --             --

Preferred stock dividends                                   --            --              --                --             --
                                                     ------------------------------------------------------------------------

Balance, June 30, 1998                               2,300,000        23,000      21,095,876           210,959    311,565,750

Issuance of common stock 7/98 through 9/98                  --            --          30,294               303        141,381

Compensation relating to options canceled                   --            --              --                --       (217,500)

Amortization of compensation relating to
  stock options granted and awards made                     --            --              --                --             --

Unrealized loss on marketable securities                    --            --              --                --             --

Cumulative foreign currency translation
  adjustments                                               --            --              --                --             --

Net loss for period                                         --            --              --                --             --

Preferred stock dividends                                   --            --              --                --             --
                                                     ------------------------------------------------------------------------

Balance, September 30, 1998                          2,300,000       $23,000      21,126,170          $211,262   $311,489,631
                                                     ========================================================================


                                                                    Cumulative      Unrealized
                                                                 Foreign Currency  (Loss) Gain
                                                      Deferred      Translation   on Marketable   Accumulated
                                                    Compensation    Adjustments     Securities      Deficit          Total
                                                  ---------------------------------------------------------------------------

Balance, April 1, 1998                               $(119,719)     $(10,638)      $ (37,500)    $(129,615,554)  $181,664,067


Issuance of common stock 4/98 through 6/98                  --            --              --                --        134,731

Compensation relating to options granted              (217,500)           --              --                --             --

Amortization of compensation relating to
  stock options granted and awards made                 40,954            --              --                --         40,954

Unrealized gain on marketable securities                    --            --          18,750                --         18,750

Cumulative foreign currency translation
  adjustments                                               --         1,908              --                --          1,908

Net loss for period                                         --            --              --        (5,076,558)    (5,076,558)

Preferred stock dividends                                   --            --              --        (1,848,050)    (1,848,050)
                                                     ------------------------------------------------------------------------

Balance, June 30, 1998                                (296,265)       (8,730)        (18,750)     (136,540,162)   174,935,802

Issuance of common stock 7/98 through 9/98                  --            --              --                --        141,684

Compensation relating to options canceled              217,500            --              --                --             --

Amortization of compensation relating to
  stock options granted and awards made                 22,828            --              --                --         22,828

Unrealized loss on marketable securities                    --            --         (84,300)               --        (84,300)

Cumulative foreign currency translation
  adjustments                                               --        12,912              --                --         12,912

Net loss for period                                         --            --              --        (2,625,969)    (2,625,969)

Preferred stock dividends                                   --            --              --        (1,868,750)    (1,868,750)
                                                     ------------------------------------------------------------------------

Balance, September 30, 1998                          $ (55,937)     $  4,182       $(103,050)    $(141,034,881)  $170,534,207
                                                     ========================================================================



See notes to consolidated financial statements.



                                      (5)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Six Months           Six Months
                                                                     Ended               Ended
                                                                 September 30,        September 30,
                                                                     1998                 1997
                                                                 ------------         ------------

Cash flows from operating activities:
    Net loss                                                     $ (7,702,527)        $ (4,987,286)
    Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization                              2,249,690            1,525,040
         Amortization of compensation relating to stock
              options granted and awards made                          63,782               31,228
         Loss on sale of equipment                                         --                8,527
         Adjustments to other investments                                  --                   26
         Changes in assets and liabilities:
              Prepaid expenses and other current assets            (3,959,476)         (11,337,237)
              Accounts payable and accrued expenses                  (289,848)          (1,603,797)
              Deferred revenue                                       (932,544)           8,157,500
              Other long-term liabilities                             306,269              341,461
                                                                 ------------         ------------
                   Net cash used by operating activities          (10,264,654)          (7,864,538)
                                                                 ------------         ------------

Cash flows from investing activities:
    Additions to property, plant and equipment, net               (18,208,202)          (2,485,574)
    Maturities of short-term investments, net                      25,160,878            8,727,864
    Purchases of long-term investments, net                        (8,045,459)             (67,866)
    Increase in other assets                                         (563,000)              (2,320)
                                                                 ------------         ------------
                   Net cash (used by) provided by
                      investing activities                         (1,655,783)           6,172,104
                                                                 ------------         ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                       276,415              373,906
    Proceeds from issuance of long-term debt                       15,146,390            2,500,000
    Payment of preferred stock dividends                           (3,716,800)                  --
    Payment of long-term obligations                               (1,854,426)          (2,083,496)
                                                                 ------------         ------------
                   Net cash provided by financing
                      activities                                    9,851,579              790,410
                                                                 ------------         ------------

Effect of exchange rate changes on cash                                14,792               (9,727)
                                                                 ------------         ------------

Net decrease in cash and cash equivalents                          (2,054,066)            (911,751)
Cash and cash equivalents, beginning of period                      3,495,265            2,799,012
                                                                 ------------         ------------
Cash and cash equivalents, end of period                         $  1,441,199         $  1,887,261
                                                                 ============         ============

Supplementary information:
    Interest paid                                                $    520,257         $    471,634
                                                                 ============         ============





See notes to consolidated financial statements.




                                      (6)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The consolidated financial statements for the three and six month periods ended September 30, 1998 and 1997, are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which includes consolidated financial statements and notes thereto for the years ended March 31, 1998, 1997 and 1996. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II ("ADC II"), wholly owned subsidiaries of the Company.

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

Comprehensive income (loss) for the three and six months ended September 30, 1998 and 1997 is as follows:

                                                              Three Months          Three Months
                                                                 Ended                 Ended
                                                           September 30, 1998    September 30, 1997
                                                           ------------------    ------------------

Net loss                                                      $(2,625,969)          $  (959,554)
Cumulative foreign currency translation adjustments                12,912               (17,565)
Unrealized loss on marketable securities                          (84,300)              (23,437)
                                                              -----------           -----------
Comprehensive loss                                            $(2,697,357)          $(1,000,556)
                                                              ===========           ===========





                                      (7)

                                                                        Six Months           Six Months
                                                                          Ended                 Ended
                                                                    September 30, 1998     September 30, 1997
                                                                    ------------------     ------------------

Net loss                                                               $(7,702,527)            $(4,987,286)
Cumulative foreign currency translation adjustments                         14,820                  (8,512)
Unrealized (loss) gain on marketable securities                            (65,550)                 14,063
                                                                       -----------             -----------
Comprehensive loss                                                     $(7,753,257)            $(4,981,735)
                                                                       ===========             ===========

The accumulated other comprehensive income (loss) is as follows:

Balance March 31, 1998                                                 $   (48,138)
Change for the three months ended June 30, 1998                             20,658
                                                                       -----------
Balance June 30, 1998                                                      (27,480)
Change for the three months ended September 30, 1998                       (71,388)
                                                                       -----------
Balance September 30, 1998                                             $   (98,868)
                                                                       ===========



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

4.   LONG-TERM DEBT

In September 1998, the Company amended its loan agreement with a bank to increase the principal amount available thereunder up to a total of $20,000,000 and to grant a security interest in certain building, equipment and leasehold improvements as security for the entire principal of, and interest on, the loan. The additional principal amount of $9,000,000 made available under the first tranche ("Tranche A") of the loan is payable over five years in equal quarterly installments of $500,000, which will commence June 30, 1999. The additional principal amount of $11,000,000 made available under the second tranche ("Tranche B") of the loan is payable over five years in equal quarterly installments of $275,000 and a balloon payment of $6,325,000 due on September 30, 2003. The principal payments of Tranche B will commence June 30, 1999. The loans bear interest at the one month LIBOR plus 1.25% (6.84375% at September 30, 1998).

In September 1998, the Company drew down approximately $6.9 million under Tranche A and approximately $8.2 million under Tranche B. The Company can make monthly drawdowns through March 31, 1999.






                                      (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Alkermes is developing innovative pharmaceutical products based on several proprietary drug delivery systems: ProLease(R), Cereport(TM) (formerly known as RMP-7(TM)), Medisorb(R), RingCap(TM) and Dose Sipping Technology ("DST"). Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sale of products. The Company has been unprofitable since its inception and expects to incur substantial additional operating losses over the next few years. At September 30, 1998, the Company had an accumulated deficit of approximately $141.0 million.

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




                                      (9)

RESULTS OF OPERATIONS

The Company's research and development revenue under collaborative arrangements for the three and six months ended September 30, 1998 was $9,532,901 and $17,200,535 compared to $7,330,623 and $12,112,466 for the corresponding periods of the prior year. The increase in such revenue for the three and six months ended September 30, 1998 as compared to the corresponding periods of the prior year was mainly a result of the increased funding and milestones earned under collaborative agreements related to the Company's ProLease, Medisorb and Cereport technologies.

Interest income for the three and six months ended September 30, 1998 was $2,630,872 and $5,222,419 compared to $1,102,563 and $2,252,117 for the corresponding periods of the prior year. The increase in such income for the three and six months ended September 30, 1998 as compared to the corresponding periods of the prior year was primarily a result of the interest income earned on the net proceeds of $110.5 million from the sale of 2,300,000 shares of the Company's $3.25 convertible exchangeable preferred stock (the "Preferred Stock") in March 1998.

The Company's total operating expenses were $14,789,742 and $26,904,228 for the three and six months ended September 30, 1998 as compared to $9,392,740 and $19,351,869 for the three and six months ended September 30, 1997. The Company separately recorded a $3,221,253 nonrecurring charge in the three months ended June 30, 1998 for DST and RingCap technologies licensed from ALZA Corporation ("ALZA") which are not yet commercially viable. Research and development expenses for the three and six months ended September 30, 1998 were $11,437,814 and $20,448,916 compared to $7,094,597 and $14,702,524 for the corresponding periods of the prior year. The increase in research and development expenses for the three and six months ended September 30, 1998 as compared to the three and six months ended September 30, 1997 was mainly the result of an increase in salary and related benefits and other costs associated with an increase in personnel as the Company advances its product candidates through development and clinical trials and prepares for commercial scale manufacturing.

General and administrative expenses for the three and six months ended September 30, 1998 were $2,910,574 and $5,576,771 compared to $1,885,643 and $3,799,663 for the corresponding periods of the prior year. The increase in the three and six months ended September 30, 1998 as compared to the three and six months ended September 30, 1997 was mainly the result of an increase in salary and related benefits and other costs relating to an increase in personnel, as well as an increase in consulting costs.

The Company does not believe that inflation and changing prices have had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were approximately $166.8 million at September 30, 1998 as compared to $194.1 million at March 31, 1998. The primary uses of cash and investments were to finance the Company's operations, capital expenditures, the payment for the license from ALZA for the RingCap and DST technologies and the payment of the dividends on the Company's Preferred Stock. In addition, the Company has $8 million included in Investments which have maturities ranging from 13 to 16 months. The Company invests in cash equivalents, U.S. Government obligations, high grade corporate notes and commercial paper. The Company's short-term investment objectives are, first, to assure conservation of principal, and second, to obtain investment income.





                                      (10)

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

Since the research and development revenue from Clinical Partners ended during the quarter ended June 30, 1996, Alkermes has been using its own resources to continue to develop Cereport. The Company is required to fund the development of Cereport to maintain its option to purchase the limited partnership interests in Clinical Partners. Effective September 30, 1997, the Company entered into an agreement with ALZA relating to the development and commercialization of Cereport. ALZA made a $10 million upfront payment to Alkermes to fund clinical development of Cereport, of which $6.5 million has been recorded as deferred revenue at September 30, 1998. In return, ALZA will have the option to acquire exclusive worldwide commercialization rights to Cereport. If ALZA exercises its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will make certain milestone payments to the Company. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in profits from sales of products.

Capital expenditures were approximately $18.2 million for the six months ended September 30, 1998, principally reflecting equipment purchases and construction in progress for the expansion of the Wilmington, Ohio facility and for construction costs relating to the new commercial scale ProLease manufacturing facility in Cambridge, Massachusetts. The Company completed the expansion of its Medisorb manufacturing facility in Wilmington during the quarter ended June 30, 1998. The Company began construction of the new commercial scale ProLease manufacturing facility in Cambridge in February 1998 and anticipates completing construction in the fall of 1998. The cost for both facilities is expected to aggregate approximately $20 million. The Company's capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of equity securities.

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

The Company and the companies with which it does business use software systems and embedded technology in the conduct of their operations. Many software systems and much technology in use today are unable to distinguish between the year 2000 and the year 1900 because they use a two-digit





                                      (11)
shorthand for calendar dates. If the Company does not identify and correct any such shorthand prior to January 1, 2000, its operations could be disrupted. The Company's operations could also be disrupted if the companies with which the Company does business similarly are not year 2000 compliant, and such failure adversely affects their ability to do business with the Company.

To address these issues, the Company has undertaken a three-step comprehensive project. The first step is to identify all of the Company's software and embedded technology. The second step is to determine whether any of the Company's software and technology use the two-digit shorthand and to determine whether the companies with which it does significant business will be year 2000 compliant. The third step is to correct or replace all such software and technology of the Company and then to test the corrected or replacement software and technology. The Company has completed the first step of the project, expects to complete the second step by the end of calendar year 1998 and will commence the third step promptly upon completion of the second step. This project is being conducted by the Company primarily using internal resources. The Company cannot estimate the cost of completion of the project or establish any contingency plan until the Company completes the second step, and there can be no assurance that the cost of completion of the project will not be material, that the project will be completed on a timely basis, that any contingency plans could be promptly developed and implemented or that the use of the Company's internal resources to complete the project will not adversely affect other aspects of the Company's business. In the event that any of the companies with which the Company does significant business do not successfully achieve year 2000 compliance on a timely basis, the Company's business could be adversely affected.






                                      (12)

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

1.  ProLease Erythropoietin

Alkermes has announced that R.W. Johnson Pharmaceutical Research Institute
(PRI), a Johnson & Johnson company, has successfully completed a first probative human study of ProLease Erythropoietin.

According to the agreement between Alkermes and PRI, Alkermes will receive a milestone payment of $2.0 million. Following this probative study in human volunteers, both parties also agreed to proceed with the development of an appropriate ProLease Erythropoietin formulation.

Alkermes and PRI announced their collaboration for the development of ProLease injectable sustained release formulations of Erythropoietin in January 1998.

2.  Undisclosed Compound

Relating to a separate agreement with PRI, Alkermes has announced the mutual termination of a collaboration with PRI for the development of a sustained release formulation of a PRI product candidate for the treatment of hormone-mediated disorders.

The identity of the product candidate has never been disclosed by the parties. With the termination of the collaboration, Alkermes regains rights licensed to PRI for the development and marketing of sustained release formulations of this class of compounds. Alkermes first announced the collaboration in December 1996.

The objective of the collaboration was to apply the ProLease drug delivery system to a PRI proprietary compound being developed for the treatment of hormone-mediated disorders. A ProLease formulation of the proprietary compound completed a human clinical trial in 1997 and demonstrated sustained release for the intended duration of time. PRI has discontinued further development of this compound.

3.  ProLease Intron A

Alkermes has announced the mutual termination of a collaboration with Schering-Plough Corporation for the development of a sustained release formulation of Schering-Plough's Intron(R) A (interferon alfa-2b) product. With the termination of the collaboration, Alkermes regains rights licensed to Schering-Plough for the development and marketing of sustained release formulations of alpha interferon. The collaboration began in 1992 and was extended in 1995.



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

                  10.1 Third Loan Supplement and Modification Agreement, dated as of September 24, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Company.

                  10.2 $11,000,000 Promissory Note, dated September 24, 1998, from the Company, Alkermes Controlled Therapeutics, Inc.






                                      (15)
                            and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.

                  10.3 $9,000,000 Promissory Note, dated September 24, 1998, from the Company, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.

                  27        Financial Data Schedule.



(b) The Registrant has filed no Reports on Form 8-K during the quarter ended September 30, 1998.






                                      (16)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ALKERMES, INC.
                                             (Registrant)



Date: November 16, 1998                      By: /s/ Richard F. Pops
                                                 -------------------------------
                                                 Richard F. Pops
                                                 Chief Executive Officer and
                                                 Director
                                                 (Principal Executive Officer)


Date: November 16, 1998                      By: /s/ James M. Frates
                                                 -------------------------------
                                                 James M. Frates
                                                 Vice President, Chief
                                                 Financial Officer and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)







                                      (17)

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




                                      (18)

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

   10.1 Third Loan Supplement and Modification Agreement, dated as of September 24, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Company.






                                      (19)

   10.2 $11,000,000 Promissory Note, dated September 24, 1998, from the Company, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.

   10.3 $9,000,000 Promissory Note, dated September 24, 1998, from the Company, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.

   27         Financial Data Schedule.







                                      (20)