Form 10-Q
period 1998-12-31
ALKERMES INC
filed 1999-02-16
CIK 874663

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

Commission file number 0-19267


                                 ALKERMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                                        23-2472830
    -------------------------------                          -------------------
    (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)


    64 Sidney Street, Cambridge, MA                               02139-4136
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number including area code: (617) 494-0171
                                                   --------------

                                 NOT APPLICABLE
              ----------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                       Shares Outstanding as of February 8, 1999
----------------------------           -----------------------------------------
Common Stock, par value $.01                           24,881,109

                         ALKERMES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheets                             3
                   - December 31, 1998 and March 31, 1998

                   Consolidated Statements of Operations                   4
                   - Three months ended December 31, 1998 and 1997
                   - Nine months ended December 31, 1998 and 1997

                   Consolidated Statement of Shareholders' Equity          5
                   - Nine months ended December 31, 1998

                   Consolidated Statements of Cash Flows                   6
                   - Nine months ended December 31, 1998 and 1997

                   Notes to Consolidated Financial Statements              7

         Item 2.   Management's Discussion and Analysis of                 10
                   Financial Condition and Results of Operations

PART II - OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                        14

SIGNATURES                                                                 16

EXHIBIT INDEX                                                              17




                                      (2)

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:

                         ALKERMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                             December 31,     March 31,
                                                                                 1998            1998
                                                                            -------------   -------------

                                               A S S E T S
Current Assets:
  Cash and cash equivalents                                                 $  16,115,748   $   3,495,265
  Short-term investments                                                      154,875,378     190,556,898
  Prepaid expenses and other current assets                                     7,137,025       8,555,368
                                                                            -------------   -------------
     Total current assets                                                     178,128,151     202,607,531
                                                                            -------------   -------------
Property, Plant and Equipment:
  Land                                                                            235,000         235,000
  Building                                                                      3,576,297       1,275,000
  Furniture, fixtures and equipment                                            28,235,282      14,782,341
  Leasehold improvements                                                       11,685,363       2,507,973
  Construction in progress                                                             --       4,275,985
                                                                            -------------   -------------
                                                                               43,731,942      23,076,299
     Less accumulated depreciation and amortization                           (12,820,766)     (9,578,571)
                                                                            -------------   -------------
                                                                               30,911,176      13,497,728
                                                                            -------------   -------------
Investments                                                                     8,409,943       3,422,726
                                                                            -------------   -------------
Other Assets                                                                    2,971,990         466,712
                                                                            -------------   -------------
Other Investments                                                                  99,300         263,400
                                                                            -------------   -------------
                                                                            $ 220,520,560   $ 220,258,097
                                                                            =============   =============

                    L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

Current Liabilities:
  Accounts payable and accrued expenses                                     $   5,320,320   $   7,067,972
  Deferred revenue                                                              8,813,661       7,415,980
  Long-term obligations--current portion                                        6,294,991       4,104,533
                                                                            -------------   -------------
     Total current liabilities                                                 20,428,972      18,588,485
                                                                            -------------   -------------
Long-Term Obligations                                                          31,873,264      12,933,333
                                                                            -------------   -------------
Other Long-Term Liabilities                                                     1,550,582       2,072,212
                                                                            -------------   -------------
Deferred Revenue                                                                       --       5,000,000
                                                                            -------------   -------------
Shareholders' Equity:
  Capital stock, par value $.01 per share:
   authorized, 2,700,000 shares; none issued
  Convertible exchangeable preferred stock, par value $.01 per share:
   authorized and issued, 2,300,000 shares at December 31, 1998 and
   March 31, 1998 (liquidation preference of $115,000,000)                         23,000          23,000
  Common stock, par value $.01 per share:
   authorized, 40,000,000 shares; issued 21,170,081 shares at
   December 31, 1998 and 21,072,282 shares at March 31, 1998                      211,701         210,723
  Additional paid-in capital                                                  311,726,147     311,213,755
  Deferred compensation                                                          (176,918)       (119,719)
  Cumulative foreign currency translation adjustments                             (19,903)        (10,638)
  Unrealized loss on marketable securities                                             --         (37,500)
  Accumulated deficit                                                        (145,096,285)   (129,615,554)
                                                                            -------------   -------------
     Total shareholders' equity                                               166,667,742     181,664,067
                                                                            -------------   -------------
                                                                            $ 220,520,560   $ 220,258,097
                                                                            =============   =============


See notes to consolidated financial statements.



                                      (3)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months    Three Months     Nine Months     Nine Months
                                                          Ended           Ended           Ended           Ended
                                                       December 31,    December 31,    December 31,    December 31,
                                                           1998            1997            1998            1997
                                                       ------------    ------------    ------------    ------------
Revenues:
  Research and development revenue under
     collaborative arrangements                        $ 11,217,171    $  6,437,761    $ 28,417,706    $ 18,550,227
  Interest income                                         2,335,863       1,367,319       7,558,282       3,619,436
                                                       ------------    ------------    ------------    ------------
                                                         13,553,034       7,805,080      35,975,988      22,169,663
                                                       ------------    ------------    ------------    ------------
Expenses:
  Research and development                               11,977,715       8,154,705      32,426,631      22,857,229
  General and administrative                              3,114,178       2,266,691       8,690,949       6,066,354
  Interest expense                                          653,795         392,424       1,532,336       1,242,106
  Acquisition of in-process research and development           --              --         3,221,253            --
                                                       ------------    ------------    ------------    ------------
                                                         15,745,688      10,813,820      45,871,169      30,165,689
                                                       ------------    ------------    ------------    ------------

Net loss                                                 (2,192,654)     (3,008,740)     (9,895,181)     (7,996,026)

Preferred stock dividends                                (1,868,750)             --      (5,585,550)             --
                                                       ------------    ------------    ------------    ------------
Net loss attributable to common shareholders           ($ 4,061,404)   ($ 3,008,740)   ($15,480,731)   ($ 7,996,026)
                                                       ============    ============    ============    ============

Basic and diluted loss per common share                      ($0.19)         ($0.14)         ($0.73)         ($0.38)
                                                       ============    ============    ============    ============

Weighted average number of common shares outstanding     21,157,227      20,831,339      21,120,494      20,792,230
                                                       ============    ============    ============    ============


See notes to consolidated financial statements.



                                      (4)

                         ALKERMES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                          Convertible Exchangeable                         Additional
                                                             Preferred Stock          Common Stock          Paid-in
                                                            Shares      Amount      Shares      Amount      Capital
                                                         ----------------------------------------------------------------
Balance, April 1, 1998                                      2,300,000    $23,000   21,072,282   $210,723   $311,213,755

Issuance of common stock 4/98 through 6/98                         --         --       23,594        236        134,495

Compensation relating to options granted                           --         --           --         --        217,500

Amortization of compensation relating to
  stock options granted and awards made                            --         --           --         --             --

Unrealized gain on marketable securities                           --         --           --         --             --

Cumulative foreign currency translation
  adjustments                                                      --         --           --         --             --

Net loss for period                                                --         --           --         --             --

Preferred stock dividends                                          --         --           --         --             --
                                                         ----------------------------------------------------------------

Balance, June 30, 1998                                      2,300,000     23,000   21,095,876    210,959    311,565,750

Issuance of common stock 7/98 through 9/98                         --         --       30,294        303        141,381

Compensation relating to options canceled                          --         --           --         --       (217,500)

Amortization of compensation relating to
  stock options granted and awards made                            --         --           --         --             --

Unrealized loss on marketable securities                           --         --           --         --             --

Cumulative foreign currency translation
  adjustments                                                      --         --           --         --             --

Net loss for period                                                --         --           --         --             --

Preferred stock dividends                                          --         --           --         --             --
                                                         ----------------------------------------------------------------

Balance, September 30, 1998                                 2,300,000     23,000   21,126,170    211,262    311,489,631

Issuance of common stock 10/98 through 12/98                       --         --       43,911        439         86,599

Compensation relating to options granted                           --         --           --         --        180,250

Compensation relating to options canceled                          --         --           --         --        (30,333)

Amortization of compensation relating to
  stock options granted and awards made                            --         --           --         --             --

Carrying value adjustments                                         --         --           --         --             --

Cumulative foreign currency translation
  adjustments                                                      --         --           --         --             --

Net loss for period                                                --         --           --         --             --

Preferred stock dividends                                          --         --           --         --             --
                                                         ----------------------------------------------------------------

Balance, December 31, 1998                                  2,300,000    $23,000   21,170,081   $211,701   $311,726,147
                                                         ================================================================


                                                                Cumulative      Unrealized
                                                            Foreign Currency   (Loss) Gain
                                                Deferred       Translation    on Marketable   Accumulated
                                              Compensation     Adjustments      Securities      Deficit          Total
                                            -------------------------------------------------------------------------------

Balance, April 1, 1998                         ($119,719)       ($10,638)       ($37,500)    ($129,615,554)  $181,664,067

Issuance of common stock 4/98 through 6/98            --              --              --                --        134,731

Compensation relating to options granted        (217,500)             --              --                --             --

Amortization of compensation relating to
  stock options granted and awards made           40,954              --              --                --         40,954

Unrealized gain on marketable securities              --              --          18,750                --         18,750

Cumulative foreign currency translation
  adjustments                                         --           1,908              --                --          1,908

Net loss for period                                   --              --              --        (5,076,558)    (5,076,558)

Preferred stock dividends                             --              --              --        (1,848,050)    (1,848,050)
                                            -------------------------------------------------------------------------------

Balance, June 30, 1998                          (296,265)         (8,730)        (18,750)     (136,540,162)   174,935,802

Issuance of common stock 7/98 through 9/98            --              --              --                --        141,684

Compensation relating to options canceled        217,500              --              --                --             --

Amortization of compensation relating to
  stock options granted and awards made           22,828              --              --                --         22,828

Unrealized loss on marketable securities              --              --         (84,300)               --        (84,300)

Cumulative foreign currency translation
  adjustments                                         --          12,912              --                --         12,912

Net loss for period                                   --              --              --        (2,625,969)    (2,625,969)

Preferred stock dividends                             --              --              --        (1,868,750)    (1,868,750)
                                            -------------------------------------------------------------------------------

Balance, September 30, 1998                      (55,937)          4,182        (103,050)     (141,034,881)   170,534,207

Issuance of common stock 10/98 through 12/98          --              --              --                --         87,038

Compensation relating to options granted        (180,250)             --              --                --             --

Compensation relating to options canceled         30,333              --              --                --             --

Amortization of compensation relating to
  stock options granted and awards made           28,936              --              --                --         28,936

Carrying value adjustments                            --              --         103,050                --        103,050

Cumulative foreign currency translation
  adjustments                                         --         (24,085)             --                --        (24,085)

Net loss for period                                   --              --              --        (2,192,654)    (2,192,654)

Preferred stock dividends                             --              --              --        (1,868,750)    (1,868,750)
                                            -------------------------------------------------------------------------------

Balance, December 31, 1998                     ($176,918)       ($19,903)      $      --     ($145,096,285)  $166,667,742
                                            ===============================================================================

See notes to consolidated financial statements.




                                      (5)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                             Nine Months     Nine Months
                                                                                Ended           Ended
                                                                             December 31,   December 31,
                                                                                 1998           1997
                                                                             ------------   ------------
Cash flows from operating activities:
  Net loss                                                                   ($ 9,895,181)  ($7,996,026)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization                                               3,343,946     2,178,093
    Amortization of compensation relating to stock
     options granted and awards made                                               92,718        55,047
    Loss on sale of equipment                                                          --         8,527
    Adjustments to other investments                                              201,600        60,026
    Changes in assets and liabilities:
      Prepaid expenses and other current assets                                 1,418,791    (1,268,648)
      Accounts payable and accrued expenses                                    (1,747,911)     (648,903)
      Deferred revenue                                                          1,397,681     7,699,416
      Other long-term liabilities                                                 461,662       490,668
                                                                             ------------   -----------
        Net cash (used by) provided by operating activities                    (4,726,694)      578,200
                                                                             ------------   -----------

Cash flows from investing activities:
  Additions to property, plant and equipment, net                             (20,651,555)   (5,262,914)
  Maturities of short-term investments, net                                    35,681,520     7,017,243
  Purchases of long-term investments, net                                      (4,987,217)   (1,032,406)
  Increase in other assets                                                     (2,609,448)      (17,320)
                                                                             ------------   -----------
        Net cash provided by investing activities                               7,433,300       704,603
                                                                             ------------   -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                     363,453       835,029
  Proceeds from issuance of long-term debt                                     18,026,630     2,500,000
  Payment of preferred stock dividends                                         (5,585,550)         --
  Payment of long-term obligations                                             (2,879,532)   (3,094,433)
                                                                             ------------   -----------
        Net cash provided by financing activities                               9,925,001       240,596
                                                                             ------------   -----------

Effect of exchange rate changes on cash                                           (11,124)        3,471
                                                                             ------------   -----------
Net increase in cash and cash equivalents                                      12,620,483     1,526,870
Cash and cash equivalents, beginning of period                                  3,495,265     2,799,012
                                                                             ------------   -----------
Cash and cash equivalents, end of period                                     $ 16,115,748   $ 4,325,882
                                                                             ============   ===========

Supplementary information:
  Interest paid                                                              $  1,017,469   $   702,600
                                                                             ============   ===========
  Deferred revenue and accrued interest converted to long-term obligations   $  5,983,292            --
                                                                             ============   ===========




See notes to consolidated financial statements.




                                      (6)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The consolidated financial statements for the three and nine month periods ended December 31, 1998 and 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which includes consolidated financial statements and notes thereto for the years ended March 31, 1998, 1997 and 1996. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II ("ADC II"), wholly owned subsidiaries of the Company.

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

Comprehensive income (loss) for the three and nine months ended December 31, 1998 and 1997 is as follows:

                                                        Three Months         Three Months
                                                            Ended                Ended
                                                      December 31, 1998    December 31, 1997
                                                      -----------------    -----------------
Net loss                                                 ($2,192,654)         ($3,008,740)
Cumulative foreign currency translation adjustments          (24,085)              10,904
Carrying value adjustments                                   103,050                   --
Unrealized loss on marketable securities                          --             (160,313)
                                                         -----------          -----------
Comprehensive loss                                       ($2,113,689)         ($3,158,149)
                                                         ===========          ===========





                                      (7)

                                                          Nine Months          Nine Months
                                                            Ended                Ended
                                                      December 31, 1998    December 31, 1997
                                                      -----------------    -----------------
Net loss                                                 ($9,895,181)          ($7,996,026)
Cumulative foreign currency translation adjustments           (9,265)                2,392
Carrying value adjustments                                   103,050                    --
Unrealized loss on marketable securities                     (65,550)             (146,250)
                                                         -----------           -----------
Comprehensive loss                                       ($9,866,946)          ($8,139,884)
                                                         ===========           ===========

The accumulated other comprehensive income
 (loss) is as follows:

Balance March 31, 1998                                      ($48,138)
Change for the three months ended June 30, 1998               20,658
                                                         -----------
Balance June 30, 1998                                        (27,480)
Change for the three months ended September 30, 1998         (71,388)
                                                         -----------
Balance September 30, 1998                                   (98,868)
Change for the three months ended December 31, 1998           78,965
                                                         -----------
Balance December 31, 1998                                   ($19,903)
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

4. LONG-TERM DEBT

In September 1998, the Company amended its loan agreement with a bank to increase the principal amount available thereunder up to a total of $20,000,000 and to grant a security interest in certain building, equipment and leasehold improvements as security for the entire principal of, and interest on, the loan. The additional principal amount of $9,000,000 made available under the first tranche ("Tranche A") of the loan is payable over five years in equal quarterly installments of $500,000, which will commence June 30, 1999. The additional principal amount of $11,000,000 made available under the second tranche ("Tranche B") of the loan is payable over five years in equal quarterly installments of $275,000 and a balloon payment of $6,325,000 due on September 30, 2003. The principal payments of Tranche B will commence June 30, 1999. The loans bear interest at the one month LIBOR plus 1.25% (ranging from 6.825%-6.87438% at December 31, 1998).

In September 1998, the Company drew down approximately $6.9 million under Tranche A and approximately $8.2 million under Tranche B. In December 1998, the Company drew down approximately $0.9 million under Tranche A and approximately $1.9 million under Tranche B. The Company can make monthly drawdowns through March 31, 1999.






                                      (8)

5. SUBSEQUENT EVENT

On February 1, 1999, the Company acquired Advanced Inhalation Research, Inc. ("AIR"), a private company focused on the development of pharmaceutical products based on proprietary pulmonary drug delivery technologies. The acquisition was accomplished by merging AIR with and into a newly formed wholly owned subsidiary of the Company. Pursuant to the merger agreement, the Company issued approximately 3,680,500 shares of its common stock to the stockholders of AIR in a transaction intended to qualify as a tax-free pooling of interests. The Company has agreed to register all of such shares for resale under the Securities Act of 1933, as amended. An additional 119,474 shares of common stock were reserved for issuance upon the exercise of currently unvested stock options granted to employees and consultants of AIR which were assumed by the Company.





                                      (9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes is developing innovative pharmaceutical products based on several proprietary drug delivery systems: ProLease(R), Cereport(TM) (formerly known as RMP-7(TM)), Medisorb(R), RingCap(TM) and Dose Sipping Technology ("DST"). Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sale of products. The Company has been unprofitable since its inception and expects to incur substantial additional operating losses over the next few years. At December 31, 1998, the Company had an accumulated deficit of approximately $145.1 million.

On February 1, 1999, the Company acquired Advanced Inhalation Research, Inc. ("AIR"), a private company focused on the development of pharmaceutical products based on proprietary drug delivery technologies.

The Company has funded its operations primarily through public offerings and private placements of equity securities, bank loans and payments under research and development agreements with collaborators, including Alkermes Clinical Partners, L.P. ("Clinical Partners"), a research and development limited partnership whose operations commenced in April 1992. The Company is developing its product candidates in collaboration with others on whom the Company will rely for funding, development, manufacturing and/or marketing.

FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company's business is subject to significant risks and there can be no assurance that actual results of the Company's development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others: (i) the Company and its collaborators could not be permitted by regulatory authorities to undertake clinical trials for RingCap or DST or to undertake additional clinical trials for ProLease, Cereport, Medisorb or AIR product candidates or clinical trials could be delayed; (ii) product candidates could be ineffective or unsafe during clinical trials; (iii) the Company's collaborators could elect to terminate or delay development programs; (iv) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (v) even if product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (vi) even if clinical trials are completed and the data is submitted to the Food and Drug Administration ("FDA") as a New Drug Application ("NDA") for marketing approval and to other health authorities as a marketing authorization application, the NDA or marketing authorization application could fail to be accepted, or upon acceptance, could fail to receive approval on a timely basis, if at all; (vii) technological change in the biotechnology or pharmaceutical industries could render the Company's product candidates obsolete or noncompetitive; (viii) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease, Medisorb, AIR, RingCap and DST technologies, which are not independently commercializable, or for Cereport, could occur; (ix) disputes with Clinical Partners over rights to Cereport and related technology could occur, or the Company could fail to purchase this technology from Clinical Partners pursuant to the purchase option (the "Purchase Option"), or, if the Company did purchase RMP(TM) technology from Clinical Partners (a) in shares of the Company's common stock, the Company's shareholders would be substantially diluted or (b) in cash,



                                      (10)
the Company's capital resources would be significantly depleted; and (x) difficulties or set-backs in obtaining and enforcing Alkermes' patents and difficulties with the patent rights of others could occur.

RESULTS OF OPERATIONS

The Company's research and development revenue under collaborative arrangements for the three and nine months ended December 31, 1998 was $11,217,171 and $28,417,706 compared to $6,437,761 and $18,550,227 for the corresponding periods of the prior year. The increase in such revenue for the three and nine months ended December 31, 1998 as compared to the corresponding periods of the prior year was mainly a result of the increased funding and milestones earned under collaborative agreements related to the Company's ProLease and Medisorb technologies.

Interest income for the three and nine months ended December 31, 1998 was $2,335,863 and $7,558,282 compared to $1,367,319 and $3,619,436 for the corresponding periods of the prior year. The increase in such income for the three and nine months ended December 31, 1998 as compared to the corresponding periods of the prior year was primarily a result of the interest income earned on the net proceeds of $110.5 million from the sale of 2,300,000 shares of the Company's $3.25 convertible exchangeable preferred stock (the "Preferred Stock") in March 1998.

The Company's total operating expenses were $15,745,688 and $42,649,916 for the three and nine months ended December 31, 1998 as compared to $10,813,820 and $30,165,689 for the three and nine months ended December 31, 1997. The Company separately recorded a $3,221,253 nonrecurring charge in the three months ended June 30, 1998 for DST and RingCap technologies licensed from ALZA Corporation ("ALZA") which are not yet commercially viable. Research and development expenses for the three and nine months ended December 31, 1998 were $11,977,715 and $32,426,631 compared to $8,154,705 and $22,857,229 for the corresponding periods of the prior year. The increase in research and development expenses for the three and nine months ended December 31, 1998 as compared to the three and nine months ended December 31, 1997 was mainly the result of an increase in salary and related benefits and other costs associated with an increase in personnel as the Company advances its product candidates through development and clinical trials and prepares for commercial scale manufacturing. In addition, the Company had an increase in occupancy costs and depreciation and amortization expense related to the expansion of its Medisorb manufacturing facility in Wilmington, Ohio and its new ProLease manufacturing facility in Cambridge, Massachusetts (see Liquidity and Capital Resources below).

General and administrative expenses for the three and nine months ended December 31, 1998 were $3,114,178 and $8,690,949 compared to $2,266,691 and $6,066,354 for the corresponding periods of the prior year. The increase in the three and nine months ended December 31, 1998 as compared to the three and nine months ended December 31, 1997 was mainly the result of an increase in salary and related benefits and other costs relating primarily to an increase in personnel, as well as an increase in professional fees and consulting costs.

The Company does not believe that inflation and changing prices have had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were approximately $171.0 million at December 31, 1998 as compared to $194.1 million at March 31, 1998. The primary uses of cash and investments were to finance the Company's operations, capital expenditures, the payment for the license from ALZA for the RingCap and DST technologies and the payment of the dividends on the Company's Preferred Stock. In addition, Investments include $7.0 million principal amount of high grade corporate notes with maturities ranging from 13 to 19 months. The Company invests in cash equivalents, U.S. Government obligations, high grade corporate notes and commercial paper.



                                      (11)

The Company's investment objectives taken as a whole are, first, to assure conservation of capital and liquidity, and second, to obtain investment income.

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

Since the research and development revenue from Clinical Partners ended during the quarter ended June 30, 1996, Alkermes has been using its own resources to continue to develop Cereport. The Company is required to fund the development of Cereport to maintain its option to purchase the limited partnership interests in Clinical Partners. Effective September 30, 1997, the Company entered into an agreement with ALZA relating to the development and commercialization of Cereport. ALZA made a $10.0 million upfront payment to Alkermes to fund clinical development of Cereport, of which $6.1 million has been recorded as deferred revenue at December 31, 1998. In return, ALZA will have the option to acquire exclusive worldwide commercialization rights to Cereport. If ALZA exercises its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will make certain milestone payments to the Company. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in profits from sales of products.

Capital expenditures were approximately $20.7 million for the nine months ended December 31, 1998, principally reflecting the building addition and equipment purchases for the expansion of the Wilmington, Ohio facility and for construction costs relating to the new commercial scale ProLease manufacturing facility in Cambridge, Massachusetts. The Company completed the expansion of its Medisorb manufacturing facility in Wilmington during the quarter ended June 30, 1998. The Company completed construction of the new commercial scale ProLease manufacturing facility in Cambridge during the quarter ended December 31, 1998. The Company's capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of equity securities.

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

The Company and the companies with which it does business use information and embedded systems in the conduct of their operations. Many information systems and embedded systems used to



                                      (12)
control or operate machinery, equipment and infrastructure in use today are unable to distinguish between the year 2000 and the year 1900 because they use a two-digit shorthand for calendar dates, or to correctly recognize the year 2000 as a leap year. If the Company does not identify and correct or replace any such information or embedded systems prior to January 1, 2000, its operations could be disrupted. The Company's operations could also be disrupted if the companies with which the Company does business similarly are not year 2000 compliant, and such failure adversely affects their ability to do business with the Company.

To address these issues, the Company has undertaken a three-step comprehensive project. The first step is to identify the Company's mission critical information and embedded systems. The second step is to determine whether any of the Company's information and embedded systems are not year 2000 compliant and to determine whether the companies with which it does significant business will be year 2000 compliant. The third step is to correct or replace all such information and embedded systems of the Company and then to test the corrected or replacement information and embedded systems. The Company has completed the first step of the project and continues to work on the second step. The Company has identified the Company's internal information and embedded systems which uses the two-digit shorthand. The Company has requested compliance information from companies with which it does significant business and continues to follow up on such compliance requests. For those information and embedded systems with known compliance issues, the Company has begun to correct or replace all such information and embedded systems. The Company will continue to address the compliance of companies with which it does significant business as compliance questionnaires are received. On February 1, 1999, the Company acquired a private company as a new wholly owned subsidiary. The Company has not yet determined whether any of this new subsidiary's information and embedded systems are year 2000 compliant or what steps need to be taken to correct or replace any of its information or embedded systems that are not year 2000 compliant. The Company cannot estimate the most reasonably likely worst case scenario if the information and embedded systems of its new subsidiary or the companies with which it does significant business fail until the Company completes its evaluation or receives the compliance questionnaires and can appropriately evaluate such responses.

This project is being conducted by the Company primarily using internal resources. The Company cannot estimate the cost of completion of the project or complete its contingency plan until the Company completes the second step, and there can be no assurance that the cost of completion of the project will not be material, that the project will be completed on a timely basis, that any contingency plans could be promptly completed and implemented or that the use of the Company's internal resources to complete the project will not adversely affect other aspects of the Company's business. In the event that any of the companies with which the Company does significant business do not successfully achieve year 2000 compliance on a timely basis, the Company's business could be adversely affected.




                                      (13)

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

              4.13 Form of Agreement with the Company's Stockholders by and among Alkermes, Inc., Advanced Inhalation Research, Inc. and the stockholders of Advanced Inhalation Research, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated February 1, 1999).

              27       Financial Data Schedule.

(b) The Registrant has filed no Reports on Form 8-K during the quarter ended December 31, 1998. The Registrant filed a Report on Form 8-K on
     February 12, 1999.




                                      (15)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALKERMES, INC.
                                        (Registrant)

Date: February 16, 1999                 By: /s/ Richard F. Pops
                                            ------------------------------------
                                            Richard F. Pops
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)

Date: February 16, 1999                 By: /s/ James M. Frates
                                            ------------------------------------
                                            James M. Frates
                                            Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)




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

4.13 Form of Agreement with the Company's Stockholders by and among Alkermes, Inc., Advanced Inhalation Research, Inc. and the stockholders of Advanced Inhalation Research, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated February 1, 1999).

27         Financial Data Schedule.





                                      (18)