Form 10-K405
period 1999-03-31
ALKERMES INC
filed 1999-06-29
CIK 874663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

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

            Common Stock, par value $.01 per share ("Common Stock")
            1994 Class A Warrants to purchase shares of Common Stock
                 $3.25 Convertible Exchangeable Preferred Stock
                  --------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         Based upon the last sale price of the Registrant's Common Stock on June 10, 1999, the aggregate market value of the 23,918,428 outstanding shares of voting and non-voting common equity held by non-affiliates of the Registrant was $620,384,226.

         As of June 10, 1999, 25,064,387 shares of the Registrant's Common Stock were issued and outstanding, and no shares of the Registrant's Non-Voting Common Stock were issued or outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in this Report on Form 10-K:

         1) Definitive Proxy Statement to be filed within 120 days after March 31, 1999 for the Registrant's Annual Shareholders' Meeting to be held on August 6, 1999 (Part III).

                                     PART I

ITEM 1.  BUSINESS

         The following Business section contains forward-looking statements which involve risks and uncertainties. The Registrant's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."


GENERAL

         Alkermes, Inc. (together with its subsidiaries, referred to as "we", "us" or the "Registrant"), a Pennsylvania corporation organized in 1987, is applying the tools of biotechnology to the development of sophisticated proprietary drug delivery systems. We are developing product candidates based on our independent drug delivery technologies: (i) controlled, sustained release of injectable drugs lasting several days to several weeks, utilizing our ProLease(R) and Medisorb(R) technologies; (ii) the delivery of drugs into the brain past the blood-brain barrier, utilizing the Cereport(TM) technology; (iii) oral delivery of drugs using our RingCap(TM) and dose sipping technologies ("DST"); and (iv) the development of pharmaceutical products based on proprietary pulmonary drug delivery technologies utilizing our Advanced Inhalation Research, Inc. ("AIR(TM)") technology. Utilizing these drug delivery systems, we are currently in various stages of preclinical and clinical development of several product candidates.

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

         The drug delivery industry emerged to address the opportunities for improved delivery of traditional pharmaceutical compounds. These compounds are generally stable, small molecules manufactured by conventional synthetic methods, for which oral or transdermal (through the skin) delivery could be enabled or enhanced by drug delivery technologies. Technologies such as passive transdermal systems (patches) and improved tablets and capsules have been developed and successfully applied to a range of pharmaceutical products. In addition, certain traditional small molecule pharmaceuticals are delivered by means of encapsulation in polymeric microspheres.

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

         Delivery of drugs via the lungs or by oral administration also presents challenges. The effectiveness of pulmonary dosage forms is often limited by the poor efficiency of pulmonary devices and the difficulty of administering high doses of certain drugs. In addition, drugs that act systemically require deposition in the deep lung, which can lead to the use of complicated and expensive devices. For certain oral medications, high doses of the drug are often necessary, requiring patients to swallow numerous large pills. In addition, many patients have difficulty swallowing pills. Often it is necessary to take a number of doses per day, which lowers patient compliance and may cause certain side effects associated with high drug concentrations in the blood.

BUSINESS STRATEGY

         Our business strategy is to develop and acquire drug delivery systems to address significant new drug delivery opportunities arising in the pharmaceutical industry. There are four key elements to our strategy:

         Develop and Acquire Broadly Applicable Drug Delivery Systems and Apply Them to Multiple Pharmaceutical Products. We develop or acquire drug delivery systems that have the potential to be applied to multiple proteins, peptides and small molecule pharmaceutical compounds to create new product opportunities. For example, we have developed the Cereport technology independently and acquired the ProLease, Medisorb, AIR, DST and RingCap technologies. We currently have several product candidates utilizing these technologies in development.

         Collaborate to Develop and Finance Product Candidates. In addition to conducting product development activities on our own, we have entered into collaborations with pharmaceutical and biotechnology companies and others to develop product candidates incorporating our technologies, to provide capital for product development independent of capital markets and to share development risk. Currently, we are collaborating with major pharmaceutical companies, including ALZA Corporation ("ALZA"), Genentech, Inc. ("Genentech"), Johnson & Johnson and Janssen Pharmaceutica International ("Janssen").

         Apply Drug Delivery Systems to Both Approved Drugs and Drugs in Development. We are applying our drug delivery technologies to novel applications and formulations of pharmaceutical products that have already been approved by the Food and Drug Administration ("FDA") or other regulatory authorities. In such cases, we and our partners can develop a novel dosage form or application with the knowledge of a drug's safety and efficacy profile and a body of clinical experience from which to draw information for the design of clinical trials and for regulatory submissions. We are also applying our technologies to pharmaceuticals that require a sustained release delivery system for successful development.

         Establish Independent Product Development Capabilities. We have assembled our own product development organization to enable us to develop product candidates for ourselves and our collaborators based on our drug delivery technologies. This capability gives us flexibility in structuring development programs and the ability to conduct both feasibility studies and clinical development programs for ourselves and our collaborators. For example, we have developed Cereport independently and are conducting all of the clinical trials of Nutropin Depot(TM) (ProLease recombinant human growth hormone ("rhGH")) for Genentech. In addition, we are developing two proprietary product candidates utilizing our AIR technology.

DRUG DELIVERY TECHNOLOGY

         Our current focus is on the development of broadly applicable drug delivery technologies addressing several important drug delivery opportunities, including injectable sustained release of proteins, peptides and small molecule pharmaceutical compounds, the pulmonary delivery of both small molecules and proteins and peptides, drug delivery to the brain across the blood-brain barrier, and oral drug delivery systems.

         ProLease: injectable sustained release of fragile proteins and peptides

         ProLease is our proprietary technology for the stabilization and encapsulation of fragile proteins and peptides in microspheres made of common medical polymers. Our proprietary expertise in this field lies in our ability to preserve the biological activity of fragile drugs over an extended period of time and to manufacture these formulations using components and processes believed to be suitable for human pharmaceutical use. ProLease is designed to enable novel formulations of proteins and peptides by replacing frequent injections with controlled, sustained release over time. We believe ProLease formulations have the potential to improve patient compliance and ease of use by reducing the need for frequent self-injection, to lower costs by reducing the need for frequent office visits and to improve safety and efficacy by reducing both the variability in drug levels inherent in frequent injections and the aggregate amount of drug given over the course of therapy. In addition, ProLease may provide access to important new markets currently inaccessible to drugs that require frequent injections or are administered orally.

         The ProLease formulation process has been designed to assure stability of fragile compounds during the manufacturing process, during storage and throughout the release phase in the body. The formulation and manufacturing process consists of two basic steps. First, the drug is formulated with stabilizing agents and dried to create a fine powder. Second, the powder is microencapsulated at very low temperatures. Incorporation of the drug substance as a stabilized solid under very low temperatures is critical to protecting fragile molecules from degradation during the manufacturing process and is a key element of the ProLease technology. The microspheres are suspended in a small volume of liquid prior to administration to a patient by injection under the skin or into a muscle. We believe drug release from the ProLease drug delivery system can be controlled to last from a few days to several months.

         Drug release from the microsphere is controlled by diffusion of the drug through the microsphere and by biodegradation of the polymer. These processes can be modulated through a number of formulation and fabrication variables, including drug substance and microsphere particle sizing and choice of polymers and excipients.

         Our experience with the application of ProLease to a wide range of proteins and peptides has shown that high incorporation efficiencies and high drug loads can be achieved. Proteins and peptides incorporated into ProLease microspheres have maintained their integrity, stability and biological activity for up to 30 days in in vitro experiments conducted on formulations manufactured at the preclinical, clinical trial and commercial scale.

         Medisorb: injectable sustained release of traditional small molecule pharmaceuticals

         Medisorb is a proprietary technology for encapsulating traditional small molecule pharmaceuticals in microspheres made of common medical polymers. Like ProLease, Medisorb is designed to enable novel formulations of pharmaceuticals by providing controlled, sustained release over time. We believe Medisorb is suitable for encapsulating stable, water soluble, small molecule pharmaceuticals at a large scale. We believe that Medisorb formulations may have superior features of safety, efficacy, compliance and ease of use for drugs currently administered by frequent injection or administered orally. Drug release from the microsphere is controlled by diffusion of the pharmaceutical through the microsphere and by biodegradation of the polymer. These processes can be modulated through a number of formulation and fabrication variables, including drug substance and microsphere particle sizing and choice of polymers and excipients.

         The Medisorb drug delivery system uses manufacturing processes different from the ProLease manufacturing process. The formulation and manufacturing process consists of three basic steps. First, the drug is combined with a polymer solution. Second, the drug/polymer solution is mixed in water to form liquid microspheres (an emulsion). Third, the liquid microspheres are dried to produce finished product. The microspheres are suspended in a small volume of liquid prior to administration to a patient by injection under the skin or into a muscle. We believe drug release from the Medisorb system can be controlled to last from a few days to several months.

         Cereport: drug delivery across the blood-brain barrier

         Cereport, a member of a family of Receptor-Mediated Permeabilizers(TM) ("RMPs(TM)"), is a nine amino acid peptide based on bradykinin, a compound occurring naturally in the body and known to affect vascular permeability. Cereport is a proprietary, synthetic analog of bradykinin developed by us to increase transiently the permeability of the blood-brain barrier. Following injection, Cereport increases permeability by triggering a brief relaxation of the tight cellular junctions of the blood-brain barrier. During the time the tight junctions are relaxed, permeability is increased and drug molecules in the bloodstream can diffuse into the brain in concentrations greater than can usually be achieved without Cereport. Preclinical and clinical data also suggest that Cereport increases the uptake of pharmaceuticals in the region of brain tumor and other pathology.

         Cereport exerts a pharmacologic effect on the vasculature of the brain and does not itself bind to or serve as a carrier for the drug of which it is facilitating delivery. We are developing Cereport to be manufactured, packaged and dispensed as a standalone product. In the clinical setting, Cereport is administered in conjunction with the therapeutic or diagnostic agent. Timing of Cereport administration relative to that of the therapeutic or diagnostic agent is determined on a drug-by-drug basis to optimize barrier permeability during the time of peak drug plasma concentrations.

         Cereport is intended to be marketed as an independent agent to increase the utility of other therapeutic and diagnostic compounds given with it. We believe Cereport may be administered along with cancer chemotherapeutic and anti-infective agents not currently used in the treatment of central nervous system disorders because of their limited ability to penetrate the blood-brain barrier.

         AIR: pulmonary drug delivery

         The AIR technology is our proprietary pulmonary delivery system that enables the delivery of both small molecules and macromolecules to the lungs. Our proprietary technology allows us to formulate drugs into dry powders made up of highly porous particles with low mass density. These particles can be efficiently delivered to the deep lung by a small, simple inhaler. The AIR technology is useful for small molecules, proteins or peptides and allows for both local delivery to the lungs and systemic delivery via the lungs.

         AIR particles can be aerosolized and inhaled efficiently with simple inhaler devices because low forces of cohesion allow the particles to deaggregate easily. AIR is developing a family of relatively inexpensive, compact, easy to use inhalers. The AIR devices are breath activated and made from injection molded plastic. The powders are designed to quickly discharge from the device over a range of inhalation flow rates, which may lead to low patient-to-patient variability and high lung deposition of the inhaled dose. By varying the ratio and type of excipients used in the formulation, we can deliver a range of drugs from the device that may provide both immediate and sustained release.

         DST (Dose Sipping Technology) and RingCap(TM): oral drug delivery systems

              Dose Sipping Technology

         DST provides a convenient, simple way to administer medication to patients who have difficulty swallowing tablets or capsules, such as children and the elderly. This proprietary system works by putting a granulated form of a drug in a specially designed straw. As the patient draws fluid through the disposable straw, the drug mixes with the fluid and the patient receives a precise dose of the drug. The system can be used with a wide variety of drugs in a granulated form. We manufacture the DST system using specially designed machinery and granulated drug provided by our collaborative partners.

              RingCap

         RingCap is a controlled release tablet dosage form which is designed to reduce the number of times per day that oral drugs must be taken. The RingCap system is unlike currently available controlled release tablets, which generally release decreasing amounts of a drug over time. Instead, RingCap is designed to deliver the total dose evenly over an extended period. The system works by imprinting the tablet with a series of insoluble rings made of polymers, which then control the erosion rate of a drug tablet in the gastrointestinal tract. By varying the number, width and placement of the bands on the tablets, we can change the release profile of the drug. We believe RingCap may provide a cost-effective way to manufacture controlled release tablets.

PRODUCT CANDIDATES IN DEVELOPMENT

         The following table summarizes the primary indications, delivery method, development status and collaborative partner for each of our product candidates. This table is qualified in its entirety by reference to the more detailed descriptions appearing elsewhere in this Form 10-K. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that our or our collaborators' clinical trials will demonstrate the safety and efficacy of any product candidates necessary to obtain regulatory approval.

 PRODUCT                                       Delivery                                     Collaborative
CANDIDATE           Indication                 Method                   Status(1)             Partner
---------           ----------                 --------                 ---------           -------------
PROLEASE
  rhGH              Growth Hormone Deficiency  SR Injection(2)          NDA submitted       Genentech
                    in Children

  Erythropoietin    Anemia                     SR Injection             Clinical trials     Johnson & Johnson

  Others            Undisclosed                SR Injection             Feasibility         Undisclosed

MEDISORB
  RISPERDAL         Schizophrenia              SR Injection             Phase III           Janssen Pharmaceutica

  Others            Undisclosed                SR Injection             Feasibility         Undisclosed


CEREPORT(3)
  Cereport and      Metastatic Brain Tumor     Intravenous              Phase II            Alkermes Clinical
  Carboplatin                                                                               Partners, L.P. (the
                                                                                            "Partnership")

                    Recurrent Malignant        Intravenous              Phase II complete   Partnership
                    Glioma                     Intra-arterial

                    Pediatric Brain Tumor      Intravenous              Phase I/II(4)       Partnership

PULMONARY - AIR
 AlbuLast(TM)       Asthma                     Pulmonary                Phase I             None

 EstroLast(TM)      Hormone Replacement        Pulmonary                Phase I             None

 Undisclosed        Various                    Pulmonary                Preclinical         Undisclosed

DST(DOSE SIPPING
TECHNOLOGY)
  Undisclosed       Various                    Oral                     Preclinical         Undisclosed

RINGCAP
  Undisclosed       Various                    Oral Controlled Release  Preclinical         None

----------

     (1) See "Government Regulation" for definitions of "NDA", "Phase III", "Phase II" and "Phase I" clinical trials. "Phase I/II" clinical trials indicates that the compound is being tested in humans for safety and preliminary indications of biological activity in a limited patient population. "Preclinical" indicates that we or our partners are conducting efficacy, pharmacology and/or toxicology testing of a lead compound in animal models or biochemical assays.

     (2) Sustained Release Injection.

     (3) ALZA has an option to obtain co-development and worldwide marketing rights to Cereport pursuant to an agreement entered into in September 1997.

     (4) These clinical trials are being sponsored and conducted by the Pediatric Branch of the National Cancer Institute ("NCI").

PROLEASE

         Product Development Strategy. Our strategy is to generate multiple product opportunities by applying ProLease technology to the development of superior formulations of proteins and peptides that we believe address significant market opportunities. We believe these formulations have the potential to expand the utilization of these products and improve the competitive advantage of our collaborators in major markets.

         The product development plan for individual ProLease formulations is expected to proceed in several stages. First, we, either on our own or pursuant to a collaboration, conduct initial feasibility work to test various ProLease formulations for a particular drug in vitro and in vivo. Second, following the successful completion of the feasibility stage, preclinical development and manufacturing scale-up activities directed toward the initiation of clinical trials of the ProLease formulation would be conducted in collaboration with a partner. See "Collaborative Arrangements."

         ProLease Recombinant Human Growth Hormone. We are developing a ProLease formulation of Genentech's rhGH, known as Nutropin Depot, in collaboration with Genentech. Growth hormone deficiency ("GHD") results in short stature and potentially other developmental defects. Genentech is the leading supplier of rhGH in the United States. rhGH is approved for use in the treatment of children with growth hormone deficiency, Turner's syndrome, chronic renal insufficiency and other indications and is being tested in additional indications in adults. rhGH is currently administered frequently, often daily, by subcutaneous injection.

         On June 28, 1999 our collaborator Genentech submitted an NDA to the FDA for Nutropin Depot for the treatment of children with GHD. In September 1998, we completed a Phase III clinical trial of ProLease rhGH in 74 growth hormone deficient children at 27 sites in the United States. The Phase III trial was designed to test the efficacy, safety and tolerability of Nutropin Depot in the treatment of children with GHD who had not received any previous treatment with growth hormone. The study evaluated two dosing regimens of Nutropin Depot, once a month and twice a month, with both groups receiving the same total dose.

         There can be no assurance that the FDA will accept the NDA for review or that Nutropin Depot will be approved in a timely manner, if at all. Any significant delay or non-approval of the NDA would have a material adverse effect on our business and financial position.

         ProLease Erythropoietin. We are developing a ProLease formulation of erythropoietin ("EPO") with Johnson & Johnson. EPO is a naturally occurring protein that stimulates the production of red blood cells. In November 1998, Johnson & Johnson completed a first probative human study of ProLease EPO. Following this probative study in human volunteers, both parties agreed to proceed with the development of an appropriate formulation of ProLease EPO. The product development program was announced in January 1998 following the completion of a feasibility study in September 1997. Johnson & Johnson is conducting the clinical studies for the ProLease EPO program and will be responsible for further clinical development, if any.

         Additional ProLease Formulations. We continue to develop Prolease formulations of other unspecified compounds pursuant to feasibility agreements with several pharmaceutical and biotechnology companies.

MEDISORB

         Product Development Strategy. Our strategy is to generate multiple product opportunities by applying Medisorb technology to the development of superior formulations of small molecule pharmaceutical products. We believe these formulations have the potential to expand the utilization of these products and improve the competitive advantage of our collaborators in major markets.

         The product development plan for individual Medisorb formulations is expected to proceed in several stages. First, we, either on our own or pursuant to a collaboration, conduct initial feasibility work to test various Medisorb formulations for a particular drug in vitro and in vivo. Following the successful completion of the feasibility stage, preclinical development and manufacturing scale-up activities directed toward the initiation of clinical trials of the Medisorb formulation would be conducted in collaboration with a partner. See "Collaborative Arrangements."

         RISPERDAL. We are developing and manufacturing a Medisorb formulation of Janssen's anti-psychotic drug RISPERDAL. Janssen is an affiliate of Johnson & Johnson. In April 1999, Janssen announced its intention to proceed with a Phase III clinical trial of RISPERDAL, after completing Phase I and Phase II clinical trials. In addition, we have completed scale-up and Phase III manufacturing activities at the expected commercial scale. We will manufacture the Medisorb formulation of RISPERDAL for both the clinical trials and commercial sales, if any. Janssen is responsible for conducting all clinical trials.

CEREPORT

         Product Development Strategy. Our strategy to date has been to advance Cereport through clinical trials while establishing its safety, permeability effects in humans and efficacy when used in combination with other drugs. To support the clinical development of Cereport, we formed and transferred substantially all of our rights to Cereport technology to Alkermes Clinical Partners, L.P. (the "Partnership"), which completed a $46 million unit offering in April 1992. We have the option to purchase all of the limited partnership interests in the Partnership. As of September 30, 1997, we entered into an agreement with ALZA relating to the development and commercialization of Cereport. Under the terms of the agreement, ALZA made an upfront payment of $10.0 million to Alkermes to fund clinical development in return for an option to obtain exclusive worldwide commercialization rights to Cereport, subject to the rights of the Partnership. See "Collaborative Arrangements--Alkermes Clinical Partners, L.P." and "Collaborative Arrangements--ALZA Corporation."

         Cereport has the potential to be used in combination with a variety of agents in various disease settings. Our goal is to expand the applications of Cereport through our own development activities and, when appropriate, collaborations with pharmaceutical companies, subject to any commercialization rights of ALZA. We may collaborate with companies having drugs whose uses could be expanded to include central nervous system indications. In such cases, we and our partner could collaborate in the clinical development of the combination without any exchange of product rights.

         Newly-Diagnosed Brain Tumor. In April 1999, we announced our plans to discontinue study ALK01-040, which was a Phase III clinical trial of Cereport and carboplatin for the treatment of newly-diagnosed brain tumor patients. The study began enrollment in March 1998, and was designed to enroll patients with high grade primary brain tumors following surgical resection of the tumor and prior to the initiation of radiotherapy. The discontinuation of the study was not based on any issues related to the safety or potential efficacy of Cereport in this indication, but, based on our experience with the trial, we determined that elements of the study design were inappropriate and that the probability of successful completion was low. We are not planning to initiate another clinical trial in this indication in the near future.

         Metastatic Brain Tumors. We are conducting a Phase I/II clinical trial of Cereport and carboplatin in patients with metastatic brain tumors, or tumors that have spread to the brain from other sites in the body. The study also includes a dose escalation component, in which progressively larger doses of Cereport are being investigated in this patient population. The study is ongoing, and is expected to be completed in 1999. The results are expected to provide information useful for determining whether to proceed with further clinical trials in this indication.

         Pediatric Brain Tumors. The Pediatric Branch of the National Cancer Institute is conducting two separate studies of Cereport and carboplatin in pediatric patients with primary brain tumors. The first study began in August 1996 and enrolled 25 patients. The study is a non-controlled, open label Phase I/II clinical trial of intravenous Cereport and carboplatin in pediatric brain tumor patients who have failed other therapies. The second study began in June 1998, and is a Phase II multi-center study, in pediatric brain tumor patients. Ten centers will enroll up to a total of 146 children over two to four years.

AIR

         Product Development Strategy. Our strategy is to generate multiple product opportunities by applying the AIR technology to the development of superior pulmonary formulations of small molecules and proteins and peptides. We believe these formulations have the potential to expand the utilization of these products and improve the competitive advantage of our collaborators in major markets.

         The product development plan for individual AIR formulations is expected to proceed in several stages. First, we, either on our own or pursuant to a collaboration, conduct initial feasibility work to test various AIR formulations for a particular drug in vitro and in vivo. Following the successful completion of the feasibility stage, preclinical development and manufacturing scale-up activities directed toward the initiation of clinical trials of the AIR formulation would be conducted in collaboration with a partner.

         We are currently collaborating with undisclosed partners on the development of certain pharmaceutical product candidates. In addition, we are developing two product candidates on our own that are in clinical trials.

         AlbuLast. AIR has formulated and is conducting a Phase I clinical trial for AlbuLast, its proprietary formulation of albuterol sulfate which is designed to provide both immediate and long-term relief from asthma symptoms. An undisclosed pharmaceutical company has an option to develop AlbuLast with AIR in exchange for certain development funding as well as milestones and royalties.

         EstroLast. We are developing an AIR formulation of the generic drug estradiol for estrogen replacement therapy. Probative human studies are ongoing. We retain rights to commercialize all estradiol formulations.

ORAL TECHNOLOGIES

         The RingCap and DST technologies, licensed from ALZA in April 1998, are both in the early stages of development.

COLLABORATIVE ARRANGEMENTS

         Our business strategy includes forming collaborations to provide technological, financial, marketing, manufacturing and other resources. We have entered into several corporate collaborations.

         Genentech, Inc.

         In November 1996, we announced the completion of a Phase I clinical trial of a ProLease rhGH formulation in adults. Based in part on the successful completion of the Phase I trial, Genentech exercised its option to enter into a license agreement and obtained from us a license coexclusive in the United States and exclusive in the rest of the world for a ProLease formulation of rhGH. In April 1999, Alkermes and Genentech amended and restated the license agreement to conduct expanded development activities, including clinical trials in an additional indication, process and formulation development and manufacturing. We will be responsible for conducting additional clinical trials and manufacturing for Nutropin Depot and are to receive manufacturing revenues and royalties on sales.

         Genentech has the right to terminate the agreement for any reason upon 90 days' written notice or, if we have begun manufacturing the ProLease product for commercial sale, upon six months' written notice. In addition, either party may terminate the agreement upon the other party's material default which is not cured within 90 days of written notice, or upon the other party's insolvency or bankruptcy.

         In connection with the expanded collaboration in April 1999, Genentech purchased 3,500 shares of our 1999 Redeemable Convertible Exchangeable Preferred Stock for an aggregate purchase price of $35 million. We will use the proceeds from the preferred stock to fund the expanded rhGH program for calendar years 1999 and 2000. See "Market for Our Common Stock and Related Stockholder Matters."

         To fund our activities during the initial phase of the collaboration, Genentech loaned us the aggregate amount of $3.5 million pursuant to a Convertible Promissory Note dated January 31, 1995 (the "Note"). The outstanding principal amount of the Note accrues interest at the prime rate of interest as reported by the Bank of America NT & SA from time to time and is convertible into common stock based on the average closing price of the common stock for the 20 trading days ending the day before the conversion date. The outstanding principal amount of the Note and accrued but unpaid interest thereon becomes due and payable on January 31, 2000.

         Johnson & Johnson - Erythropoietin

         In January 1998, we entered into a development and license agreement and a supply and license agreement with Ortho Pharmaceutical, an affiliate of Johnson & Johnson, for the development of a

ProLease formulation of erythropoietin ("ProLease EPO"). We are developing a sustained release formulation of EPO for the treatment of various types of anemia.

         Pursuant to the development agreement, Johnson & Johnson obtained an exclusive, worldwide, royalty-bearing license to make, use and sell products resulting from such agreement. In exchange, Johnson & Johnson is to provide us with research and development funding, milestone payments and royalty payments based on sales, if any, of ProLease EPO. Johnson & Johnson will be responsible for conducting clinical trials, if any, and securing regulatory approvals and, together with its affiliates, will be responsible for the marketing of any products that result from the collaboration. We will manufacture any such products for commercial sale and are to receive manufacturing revenues and royalties on sales.

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

         Janssen Pharmaceutica International

         Pursuant to a development agreement, we are collaborating with Janssen, an affiliate of Johnson & Johnson, in the development of a sustained release formulation of RISPERDAL utilizing the Medisorb technology. In October 1996, we announced the expansion of the development agreement. Under the development agreement, we are responsible for production of RISPERDAL for clinical trials. Janssen is responsible for conducting clinical trials of RISPERDAL and securing all necessary regulatory approvals. Janssen provides development funding to us, assuming RISPERDAL continues in clinical development. We will manufacture any such products for commercial sale and are to receive manufacturing revenues and royalties on sales.

         Under related license agreements, Janssen and an affiliate have exclusive worldwide licenses from us to manufacture, use and sell the Medisorb formulation of RISPERDAL. If Janssen decides to employ third-party suppliers of RISPERDAL, we have a right of first refusal for the manufacture and supply of such product and component bio-absorbable polymers thereof. Under the license agreements, Janssen is required to pay us certain royalties with respect to all Medisorb formulations of RISPERDAL sold to customers. Janssen can terminate the development agreement or the license agreement upon 30 days' prior written notice.

         Alkermes Clinical Partners, L.P.

         In April 1992, units consisting of limited partnership interests in the Partnership and warrants to purchase our Common Stock were sold to investors in a private placement (the "Private Placement"). The proceeds of the $46 million Private Placement have been used to fund the further development and clinical testing of Cereport for human pharmaceutical use in the United States, Canada and Europe. Such funding was not sufficient to complete clinical trials and seek regulatory approval of Cereport. Since the completion of funding from the Partnership, which ended during the quarter ended June 30, 1996, we have used, and intend to continue to use, our own resources to develop Cereport, but may seek alternative sources of funding, including additional collaborators.

         Pursuant to a product development agreement, dated March 6, 1992, we transferred substantially all of our rights to the RMP technology, including Cereport, to the Partnership. We have an option to purchase all of the limited partnership interests in the Partnership (the "Purchase Option") and thereby reacquire the transferred technology. We are required to fund the development of Cereport to maintain the Purchase Option.

         The Partnership may terminate the research program for any or all products upon the affirmative vote of 75% of the directors of the general partner of the Partnership, Alkermes Development Corporation II ("ADC II"), one of our wholly owned subsidiaries, that such research is not feasible or is uneconomic. The Partnership may terminate the marketing program for any or all products upon the affirmative vote of 75% of the directors of ADC II based on the directors' good faith business judgment. The Partnership may also terminate the research or marketing program if we have materially breached the agreement and not cured such breach within 30 days' written notice. Both parties may terminate the research or marketing program upon mutual consent to terminate or upon the insolvency or bankruptcy of the other party.

         The Partnership has granted us an exclusive interim license to manufacture and market Cereport for human pharmaceutical use in the United States and Canada. Upon the first marketing approval of Cereport by the FDA, we are obligated to make a payment to the Partnership equal to 20% of the aggregate capital contributions of all limited partners. Additionally, we will pay a 12% royalty on revenues from any sales of Cereport in the United States and Canada and, in certain circumstances, a 10% royalty on revenues from any sales of Cereport in Europe. The interim license will terminate if we do not exercise the Purchase Option. We can exercise the Purchase Option by making a payment to the Partnership equal to 80% of the aggregate capital contributions of all limited partners in addition to royalty payments in the same percentages as provided for under the interim license agreement.

         The general partner of the Partnership is ADC II. Fifty percent of the members of the board of directors of ADC II are persons not affiliated with us. Such non-affiliated persons were nominated by the sales agent for the Private Placement. The sales agent will continue to have the right to nominate at least half of the members of ADC II's board of directors until ADC II or some other affiliate of Alkermes ceases to be the general partner of the Partnership, the Partnership terminates in accordance with the terms of the Limited Partnership Agreement or the sales agent's venture capital investment partnership ceases to be a limited partner of the Partnership.

         ALZA Corporation

         In October 1997, we, along with ALZA, announced that we had entered into an agreement relating to the development and commercialization of Cereport. Under the terms of the agreement, ALZA made a $10.0 million upfront payment to us to fund clinical development; in return, ALZA has the option to acquire exclusive, worldwide, commercialization rights to Cereport, subject to the rights and obligations of the Partnership. If ALZA chooses to exercise its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will pay us certain milestone payments. We would be responsible for the manufacturing of Cereport and we would share approximately equally in profits from sales of the product.

MANUFACTURING

         The manufacture of our product candidates for clinical trials and commercial purposes is subject to current GMP and other federal regulations. We have never operated an FDA-approved manufacturing facility, and there can be no assurance that we will obtain necessary approvals for commercial manufacturing.

         If we are not able to develop manufacturing capacity and experience or to continue to contract for manufacturing capabilities on acceptable terms, our ability to conduct preclinical testing and clinical trials will be compromised. In addition, delays in obtaining regulatory approvals might result, as well as delays of commercial sales if approvals are not obtained on a timely basis. Such delays could materially adversely affect our competitive position and our business, financial condition and results of operations.

         Each of our drug delivery systems utilizes a distinct manufacturing process.

         ProLease

         ProLease manufacturing involves microencapsulation of drug substances provided to us by our collaborators in small polymeric microspheres using extremely cold processing conditions suitable for fragile molecules. The ProLease manufacturing process consists of two basic steps. First, the drug is formulated with stabilizing agents and dried to create a fine powder. Second, the powder is microencapsulated at very low temperatures. Pursuant to agreements with certain of our collaborators, we have the right to manufacture ProLease products for commercial sale.

         In October 1998, we completed the construction of a new commercial scale ProLease manufacturing facility of approximately 32,000 square feet. The facility includes two manufacturing suites, one of which we plan to dedicate to the production of Nutropin Depot for commercial scale. We have validated the facility and completed manufacturing of validation lots as part of the Nutropin Depot NDA submission, but the facility has not yet been inspected by the FDA.

         We also have an in-house clinical production facility that we have validated for manufacturing in accordance with GMP. The facility is being used to manufacture product candidates incorporating our ProLease sustained release delivery system for use in clinical trials.

         Medisorb

         The Medisorb manufacturing process is significantly different from the ProLease process and is based on a method of encapsulating small molecule drugs, provided by our collaborator(s), in polymers using a large-scale emulsification. The Medisorb manufacturing process consists of three basic steps. First, the drug is combined with a polymer solution. Second, the drug/polymer solution is mixed in water to form liquid microspheres (an emulsion). Third, the liquid microspheres are dried to produce finished product.

         In June 1998, we completed construction of a 20,000 square foot addition to and modification of our GMP manufacturing facility for commercial scale Medisorb manufacturing in Wilmington, Ohio. We are manufacturing the Medisorb formulation of RISPERDAL for use by Janssen in clinical trials at this facility. The facility has not been inspected by the FDA.

         Cereport

         Cereport is a small peptide manufactured using standard synthetic techniques. We rely on an independent European pharmaceutical company for the manufacture and supply of Cereport. Scale-up of the Cereport manufacturing process to support international clinical trials and commercial launch has been completed. Other companies have been identified which could manufacture and supply our requirements for Cereport.

         AIR

         The AIR manufacturing process uses spray drying. We take drugs provided by our partners or purchased from generic manufacturers, combine the drugs with certain excipients commonly used in other aerosol formulations and spray dry the solution in commercial spray dryers. During the manufacturing process, solutions of drugs and excipients are spray dried to form a free flowing powder and the powder is filled and packaged into final dosage units. AIR has a manufacturing facility which is part of the 18,000 square foot facility AIR leases in Cambridge, Massachusetts, where powders and final dosage units are prepared under GMP for use in clinical trials. Our current manufacturing facility and equipment have the capacity to produce commercial scale quantities of certain product candidates. AIR's inhalation device is produced under GMP at a contract manufacturer in the United States.

         DST and RingCap

         We currently manufacture DST in our facility in Blue Ash, Ohio. The DST manufacturing process uses customized machinery which we have installed and which we currently operate at a scale capable of producing products for development and market research studies.

          The RingCap system combines conventional matrix tablet technology and capsule banding processes which permit large-scale production. We believe RingCap can provide a cost-effective way to manufacture controlled release tablets.

MARKETING

         In October 1997, we entered into an agreement with ALZA pursuant to which ALZA made an upfront payment of $10.0 million to fund clinical development in exchange for an exclusive option to enter into a worldwide exclusive commercialization agreement for Cereport. If Cereport is successfully commercialized by ALZA, ALZA will pay us certain milestone payments. Under the terms of the agreement, we are responsible for the manufacture of Cereport, and we will share approximately equally in profits from the sale of the product.

         We intend to market any ProLease, Medisorb, AIR, DST or RingCap products through corporate partners. We have entered into development agreements, which include sales and marketing arrangements, for ProLease product candidates with Genentech and Johnson & Johnson, and for the Medisorb formulation of RISPERDAL with Janssen. See "Collaborative Arrangements."

         We currently have no experience in marketing or selling pharmaceutical products. In order to achieve commercial success for any product candidate approved by the FDA, we must either develop a marketing and sales force or enter into arrangements with third parties to market and sell our products. There can be no assurance that we will successfully develop such experience or that we will be able to enter into marketing and sales agreements with others on acceptable terms, if at all. If we develop our own marketing and sales capability, we will compete with other companies that currently have experienced and well funded marketing and sales operations. To the extent we enter into co-promotion or other sales and marketing arrangements with other companies, any revenues received by us will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

COMPETITION

         The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. We face, and will continue to face, intense competition in the development, manufacturing, marketing and commercialization of our product candidates from academic institutions, government agencies, research institutions, biotechnology and pharmaceutical companies, including our collaborators, and drug delivery companies. There can be no assurance that developments by others will not render our product candidates or technologies obsolete or noncompetitive, or that our collaborators will not choose to use competing drug delivery methods. At the present time, we have no sales force or marketing or commercial manufacturing experience. In addition, many of our competitors and potential competitors have substantially greater capital resources, manufacturing and marketing experience, research and development resources and production facilities than we do. Many of these competitors also have significantly greater experience than we in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals.

         With respect to Cereport, we believe that there are currently no products approved by the FDA for increasing the permeability of the blood-brain barrier. There are, however, many novel experimental therapies for the treatment of brain tumors and central nervous system infections being tested in the United States and Europe.

         With respect to ProLease and Medisorb, we are aware that there are other companies developing sustained release delivery systems for pharmaceutical products. With respect to AIR we are aware that there are other companies marketing or developing pulmonary delivery systems for pharmaceutical products. There are also numerous companies marketing or developing oral technologies which will compete with DST and RingCap. In addition, other companies are developing new chemical entities which, if developed successfully, could compete against our formulations of the products of our collaborators. These chemical entities are being designed to have different mechanisms of action or improved safety and efficacy. In addition, our collaborators may develop, either alone or with others, products that compete with the development and marketing of our product candidates.

         There can be no assurance that we will be able to compete successfully with such companies. The existence of products developed by our competitors, or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

PATENTS AND PROPRIETARY RIGHTS

         Our success will be dependent, in part, on our ability to obtain patent protection for our product candidates and those of our collaborators, maintaining trade secret protection and operating without infringing upon the proprietary rights of others.

         We have a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. We have filed numerous United States and international patent applications directed to composition of matter as well as processes of preparation and methods of use, including applications relating to permeabilizers, certain rights to which have been licensed to the Partnership and to each of our delivery technologies. We own a total of 42 issued patents. In the future, we plan to file further United States and foreign patent applications directed to new or improved products and processes. The United States patents issued to us will expire between 2000 and 2016. We intend to file additional patent applications when appropriate and intend to defend our patent position aggressively.

         We have exclusive rights through licensing agreements with several institutions to twelve issued United States patents, a number of United States patent applications and corresponding foreign patents and patent applications in many countries, subject in certain instances to the rights of the United States government to use the technology covered by such patents and patent applications. The United States patents that have been licensed to us will expire between the years 2007 and 2016. Under certain licensing agreements, we currently pay annual license fees and/or minimum annual royalties. During the fiscal year ended March 31, 1999, such fees were $127,000. In addition, under all licensing agreements, we are obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

         We know of several U.S. patents issued to other parties that relate to our product candidates. One of those parties has asked us to compare our Medisorb technology to that party's patented technology. The manufacture, use, offer for sale, sale or importing of these product candidates might infringe on the claims of these patents. A party might file an infringement action against us. Our cost of defending such an action is likely to be high and we might not receive a favorable ruling.

         We also know of patent applications filed by other parties in the United States and various foreign countries that may relate to some of our product candidates if issued in their present form. If patents are issued to any of these applicants, we may not be able to manufacture, use, offer for sale, or sell some of our product candidates without first getting a license from the patent holder. The patent holder may not grant us a license on reasonable terms or it may refuse to grant us a license at all. This could delay or prevent us from developing, manufacturing or selling those of our product candidates that would require the license.

         We try to protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Because the patent position of biopharmaceutical companies involves complex legal and factual questions, enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. And, if issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

         We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our corporate partners, collaborators, employees and consultants. Any of these parties may breach the agreement and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were to be wrongly disclosed to a competitor, our business and financial condition could be adversely affected.

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

         Prior to marketing, any product developed by us or our collaborators must undergo an extensive regulatory approval process, which includes preclinical testing and clinical trials of such product candidate to demonstrate safety and efficacy. This regulatory process can require many years and the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated which may result in delay or failure to receive FDA approval. Similar delays or failures may be encountered in foreign countries. Delays and costs in obtaining regulatory approvals would have a material adverse effect on our business, financial condition and results of operations.

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

         The requirements which we must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of its products in such countries can be as rigorous and costly as those described above.

         We are also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, experimental use of animals and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research. Compliance with laws and regulations relating to the protection of the environment has not had a material effect on capital expenditures, earnings or our competitive position. However, the extent of government regulation which might result from any legislative or administrative action cannot be accurately predicted.

EMPLOYEES

         As of June 10, 1999, we had approximately 300 full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers, who are elected to serve at the pleasure of the Board of Directors, are as follows:

       Name          Age                      Position
       ----          ---                      --------
Richard F. Pops      37    Chief Executive Officer and Director

Robert A. Breyer     55    President, Chief Operating Officer and Director

Raymond T. Bartus    52    Senior Vice President, Preclinical Research and
                           Development

Michael J. Fox       52    Former Senior Vice President, Medical and Regulatory
                           Affairs

James M. Frates      32    Vice President, Chief Financial Officer and Treasurer

                  Mr. Pops has been Chief Executive Officer and a Director since February 1991. From February 1991 to June 1994, Mr. Pops was also our President. Mr. Pops currently serves on the Board of Directors of Neurocrine Biosciences, Inc., the Biotechnology Industry Organization (BIO), The Brain Tumor Society (a non-profit organization) and Immulogic Pharmaceutical Corporation, a biopharmaceutical company. Mr. Pops is President of the Massachusetts Biotechnology Council (MBC).

                  Mr. Breyer has been President and Chief Operating Officer and a Director since July 1994. From August 1991 to December 1993, Mr. Breyer was President and General Manager of Eli Lilly Italy, a subsidiary of Eli Lilly & Co.

                  Dr. Bartus has been Senior Vice President, Preclinical Research and Development since December 1996. From November 1992 to December 1996, Dr. Bartus served as our Senior Vice President, Neurobiology. He holds an M.S. in Experimental Psychology and a Ph.D. in Physiological Psychology from North Carolina State University.

         Dr. Fox was the Senior Vice President, Medical and Regulatory Affairs from July 1998 to April 1999, when he resigned. From 1997 to 1998, he was President of Healthcare Advisors. From 1991 to 1996 he was employed by Astra AB most recently as Senior Vice President, Astra USA.

                  Mr. Frates has been Vice President, Chief Financial Officer and Treasurer since June 1998. From June 1996 to July 1998, he was employed at Robertson, Stephens & Company most recently as a Vice President in Investment Banking. Prior to that time he was employed at Robertson, Stephens & Company and Morgan Stanley & Co. In June 1996, he obtained his M.B.A. from Harvard University.

                                  RISK FACTORS

         Any investment in our common stock offering is very risky. An investor should carefully consider the following risk factors in addition to the remainder of this annual report on form 10-K before purchasing any of our securities.

OUR DELIVERY TECHNOLOGIES MAY NOT PRODUCE SAFE, EFFICACIOUS OR COMMERCIALLY VIABLE PRODUCTS

         We do not yet have a product that we can sell commercially and we cannot guarantee that we will have one in the future. All of our product candidates, except Nutropin Depot, need significant additional research and development. Nutropin Depot, like all of our product candidates, requires FDA approval before it can be marketed. To be profitable, we must develop, manufacture and market our products, either alone or by collaborating with others. This could take several years and we may never be successful in bringing our product candidates to the market. A new drug may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. The drug may:

         - Be shown to be ineffective or to cause harmful side effects during preclinical testing or clinical trials;

         - Fail to receive regulatory approval on a timely basis or at all;

         -        Be hard to manufacture on a large scale;

         -        Be uneconomical;

         -        Not be prescribed by doctors or accepted by patients; or

         -        Infringe on proprietary rights of another party.

         If our technology fails to generate product candidates that lead to the successful development and commercialization of products, or if our partners decide not to pursue one of our product candidates, our business and financial condition will be materially adversely affected.

THE FDA MAY NOT APPROVE OUR PRODUCT CANDIDATES

         Approval from the FDA is required to manufacture and market pharmaceutical products in the United States. Other countries have similar requirements. The process that pharmaceutical products must undergo to get this approval is extensive and includes preclinical testing and clinical trials to demonstrate safety and efficacy and a review of the manufacturing process to ensure compliance with good manufacturing practices. This process can last many years and be very costly and still be unsuccessful. FDA approval can be delayed, limited or not granted at all for many reasons, including:

         -        A product candidate may not be safe or effective;

         - Data from preclinical testing and clinical trials can be interpreted by FDA officials in different ways than we interpret it;

         - The FDA might not approve our manufacturing processes or facilities;

         - The FDA may change its approval policies or adopt new regulations; and

         - A product candidate may not be approved for all the indications we requested.

The process of getting approvals in foreign countries is subject to delay and failure for the same reasons. Any delay in, or failure to receive, approval will have a material adverse effect on our business and financial condition.

         Our collaborator Genentech submitted a new drug application for Nutropin Depot on June 28, 1999. This is the first new drug application submitted on one of our products. We cannot guarantee that the FDA will accept this application, that it will be approved in a timely manner, or that it will be approved at all.

         Most of our product candidates are drug delivery systems combined with a drug in a single formulation to treat a specific condition. In most cases, the FDA has already approved the drug used in these product candidates for treating the condition targeted by the product candidate. Cereport is a separate formulation from the drug it is intended to be used with but must be tested with that drug. We are conducting clinical trials on Cereport with carboplatin, which is a chemotherapeutic agent, in patients with a certain type of brain tumor. If the FDA approves Cereport based on these trials, it will be for its use in conjunction with carboplatin for the treatment of that type of brain tumor. Unlike the drugs used with many of our product candidates, the FDA has not approved carboplatin for treating the type of tumor that we are targeting, and this could result in the FDA requiring additional clinical trials. However, the FDA has approved carboplatin for the treatment of other types of cancerous tumors. Any delay in the approval process for any of our product candidates will result in increased costs that could materially and adversely affect our business and financial condition.

         Regulatory approval of a product candidate is limited to specific therapeutic uses for which the product has demonstrated safety and efficacy in clinical testing. Approval of a product candidate could also be contingent on post-marketing studies. In addition, any marketed drug and its manufacturer continue to be subject to strict regulation after approval. Any unforeseen problems with an approved drug or any violation of regulations could result in restrictions on the drug, including its withdrawal from the market.

CLINICAL TRIALS FOR OUR PRODUCT CANDIDATES ARE EXPENSIVE AND THEIR OUTCOME IS UNCERTAIN

         Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we or our partners must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. We have incurred and will continue to incur substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials.

         Historically, the results from preclinical testing and early clinical trials have often not predicted results of later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

         Clinical trials conducted by us, by our collaborators or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for our product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

         Clinical trials of each of our product candidates involve a drug delivery technology and a drug, either as a single formulation or, as in the case of Cereport, as two products administered in conjunction with each other. This makes testing more complex because the outcome of the trials depends on the performance of our technology in combination with a drug.

         We have other product candidates in preclinical development, and we have not submitted investigational new drug applications or begun clinical trials for these product candidates. Our preclinical and clinical development efforts may not be successfully completed. We may not file further investigational new drug applications. We or our collaborators may not begin clinical trials as planned.

         Completion of clinical trials may take several years or more. The length of time can vary substantially with the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

         -        Our inability to recruit patients at the expected rate;

         - The failure of clinical trials to demonstrate a product candidate's efficacy;

         -        Our inability to follow patients adequately after treatment;

         -        Our inability to predict unforeseen safety issues;

         - Our inability to manufacture sufficient quantities of materials used for clinical trials; and

         - The potential for unforeseen governmental or regulatory delays.

         If a product candidate fails to demonstrate safety and efficacy in clinical trials, this failure may delay development of other product candidates and hinder our ability to conduct related preclinical testing and clinical trials. As a result of these failures, we may also be unable to find additional collaborators or to obtain additional financing. Our business and financial condition may be materially adversely affected by any delays in, or termination of, our clinical trials.

WE ANTICIPATE WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE

         We have had net operating losses since being founded in 1987. At March 31, 1999, our accumulated deficit was $180.9 million (after giving effect to our acquisition of Advanced Inhalation Research on February 1, 1999 which was accounted for as a pooling of interests). These losses principally consist of the costs of research and development, the costs of acquiring rights to research and development performed by others and general and administrative expenses. The majority of revenues that we have received have come from collaboration and development agreements, research grants and interest income. We expect to incur substantial additional expenses over the next several years as our research and development activities, including clinical trials, accelerate and as we prepare to manufacture products for commercial sale. Because we do not expect to generate significant revenues from the sale of products, if any, for several years, we anticipate that additional expenses will result in losses.

         Our future profitability depends, in part, on:

         -        Obtaining regulatory approval for our product candidates;

         - Entering into agreements to develop and commercialize products;

         - Developing the capacity to manufacture and market products or entering into agreements with others to do so;

         -        Market acceptance of our products;

         - The ability to obtain additional research and development funding from collaborative partners; and

         -        The ability to achieve certain product development milestones.

         We may not achieve any or all of these goals and, thus, cannot provide assurances that we will ever achieve significant revenues or profits. Even if we do receive regulatory approval of one or more of our products, we may not achieve significant commercial success.

         Our recently completed manufacturing facilities in Cambridge and Ohio require specialized personnel and are expensive to operate and maintain. Any delay in the approval of product candidates to be manufactured in these facilities will require us to continue to operate these expensive facilities and retain the specialized personnel, which may increase our expected losses.

WE NEED TO SPEND SUBSTANTIAL FUNDS TO BECOME PROFITABLE

         We believe that our liquid assets, anticipated funding from our collaborators and interest income will satisfy our capital and operating requirements for the foreseeable future, but we cannot guarantee that this will be the case. We will need to spend substantial amounts of money before we can be profitable, if ever. The amount we will spend, and when we will spend it, will depend, in part, on:

         - How our research and development programs, including clinical trials, progress;

         - How much time and expense will be required to receive FDA approval for our product candidates;

         - The cost of building, operating and maintaining manufacturing facilities;

         -        How many product candidates we pursue;

         - How much time and money we need to prosecute and enforce patent rights;

         - How competing technological and market developments affect our product candidates;

         - The cost of possible acquisitions of drug delivery technologies, products or companies;

         - The cost of obtaining licenses to use technology owned by others; and

         - Whether and how we choose to exercise our option to purchase the limited partnership interests in Alkermes Clinical Partners.

         If we require additional funds to complete any of our programs, we may seek funds through arrangements with collaborators, by issuing securities or through debt financing. If we can only raise additional funds on terms that are not favorable to us, we may have to cut back significantly on one or more of our programs, give up some of our rights to our technologies or product candidates or agree to reduced royalty rates from collaborators.

WE RELY HEAVILY ON COLLABORATORS

         Our arrangements with collaborators and licensors are critical to our success in bringing our product candidates to the market. In some cases, we depend on these parties to conduct preclinical testing and clinical trials and to provide funding for our development programs. Some of our collaborators can terminate their agreements with us for no reason and on limited notice. We cannot guarantee that any of these relationships will continue. Failure to make or maintain these arrangements or a delay in a collaborator's performance may materially and adversely affect our business and financial condition.

         We cannot control our collaborators' performance or the resources they devote to our programs. If a collaborator fails to perform, the research, development or commercialization program on which it is working will be delayed. If this happens, we may have to use funds, personnel, laboratories and other resources that we have not budgeted, and may not have, to continue the program, or we may have to stop the program entirely. The failure of a collaborator to perform or a loss of a collaborator may materially adversely affect our business and financial condition.

         Disputes may arise between us and a collaborator and may involve the issue of which of us owns the technology that is developed during a collaboration. Such a dispute could delay the program on which the collaborator or we are working. It could also result in expensive arbitration or litigation, which may not be resolved in our favor.

         A collaborator may choose to use its own or other technology to develop a way to deliver its drug and withdraw its support of our product candidate.

         Our collaborators could merge with or be acquired by another company or experience financial or other setbacks unrelated to our collaboration that could, nevertheless, adversely affect us.

         None of our drug delivery systems can be commercialized as stand-alone products but must be combined with a drug. To develop any new product candidate using one of these drug delivery systems, we must obtain the drug from another party. We cannot provide assurances that we will be able to negotiate any such drugs on reasonable terms.

OUR MANUFACTURING EXPERIENCE IS LIMITED AND WE HAVE NEVER MANUFACTURED AN APPROVED PRODUCT

         We currently manufacture each of our product candidates, except for Cereport. The manufacture of drugs for clinical trials and for commercial sale is subject to regulation by the FDA under good manufacturing practices (GMP) regulations and by other regulators under other laws and regulations. We have manufactured product candidates for use in clinical trials but otherwise have no manufacturing experience. We cannot assure you that we can successfully manufacture each of our product candidates in sufficient quantities for commercial sale, or in a timely or economical manner.

         In October 1998, we completed construction of a new commercial manufacturing plant for Nutropin Depot and future ProLease product candidates. In June 1998, we completed an expansion of our existing Medisorb manufacturing facility. Neither of these facilities nor any of our other manufacturing facilities has been inspected or validated by the FDA, a process by which the FDA approves a facility for the manufacture of products to be sold. We cannot guarantee that the FDA will approve either of these facilities or find them to be in compliance with good manufacturing practices.

         We rely on an unrelated party to manufacture Cereport for use in clinical trials. We expect to rely on the same party to manufacture Cereport for commercial sale if Cereport receives FDA approval. If we are unable to do so, or the manufacturer fails to perform as required, we may be unable to secure an alternative manufacturer on reasonable terms or in a timely manner.

         If more of our product candidates progress to late stage development, we will incur significant expenses in the expansion or construction of manufacturing facilities and increases in personnel in order to manufacture product candidates. The development of commercial scale manufacturing processes is complex and expensive. We can provide no assurances that we will be able to develop this manufacturing capability in a timely way or at all.

         If we fail to develop manufacturing capacity and experience, fail to continue to contract for manufacturing on acceptable terms, or fail to manufacture our product candidates at a commercial scale our development programs will be adversely affected. This may result in delays in receiving FDA approval for one or more of our product candidates or delays in the commercial production of a product that has already been approved. Any such delays could materially and adversely affect our business and financial condition.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATIONS AND WE MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVALS

         Our product candidates are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments. Certain material changes to an approved product, such as manufacturing changes or additional labeling claims, are subject to further FDA review and approval. Any required approvals, once obtained, may be withdrawn. Further, if we fail to comply with FDA and other regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including:

         -        Delays, warning letters and fines;

         -        Product recalls or seizures and injunctions on sales;

         - Refusal of the FDA to review pending market approval applications or supplements to approval applications;

         -        Total or partial suspension of production;

         -        Withdrawals of previously approved marketing applications; and

         -        Civil penalties and criminal prosecutions.

         We are also subject to federal, state and local government regulation in the conduct of our business, including regulations on employee safety and our handling and disposal of hazardous and radioactive materials. Any new regulation or change to an existing regulation could require us to implement costly capital or operating improvements for which we have not budgeted. We cannot assure you that these regulations will remain the same or that we will maintain compliance with these regulations.

         We and our contract manufacturer of Cereport also are required to comply with the FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control, quality assurance and maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA and must be approved before we can use them in commercial manufacturing of our products. We or our contract manufacturer may be unable to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements. If Alkermes or our contract manufacturer fail to comply, our business and financial condition will be materially adversely affected.

WE HAVE ONLY LIMITED RIGHTS TO CEREPORT

         We transferred to Alkermes Clinical Partners substantially all of our rights to certain technology that includes Cereport and then entered into an agreement with Alkermes Clinical Partners under which we perform research and development of Cereport. Alkermes Clinical Partners issued securities and used the proceeds from the sale of those securities to fund our research and development of Cereport. Funding provided by Alkermes Clinical Partners was insufficient to complete clinical trials and apply for FDA approval. Since June 1996, we have used our own funds to develop Cereport. So long as we continue this funding, we have an option to purchase the limited partnership interests in Alkermes Clinical Partners for cash or our common stock. If this purchase option terminates, we will have no rights to Cereport or the related technology in the United States or Canada.

         If we exercise this purchase option, we must make a substantial cash payment or issue a large number of shares of common stock. The exercise of the option may require us to record significant charges to earnings for the purchase of in-process research and development. If we acquire rights to the Cereport technology under the option, we will still be obliged to pay royalties to the limited partners.

COMPETITION IN THE BIOTECHNOLOGY INDUSTRY

         We can provide no assurance that we will be able to compete successfully against the competitive forces discussed below in developing, marketing or selling our products.

         WE FACE INTENSE COMPETITION

         We face intense competition from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies, including other drug delivery companies. Some of these competitors are also our collaborators. These competitors are working to develop and market other drug delivery systems, vaccines and other methods of preventing or reducing disease, and new small-molecule and other classes of drugs that can be used without a drug delivery system.

         We know of no products approved by the FDA or foreign regulatory authorities for increasing the permeability of the blood-brain barrier, which is the intended use of Cereport. However, there are other companies developing sustained release drug delivery systems, pulmonary delivery systems and oral delivery systems. In addition, we know of new chemical entities that are being developed that, if successful, could compete against our product candidates. These chemical entities are being designed to work differently than our product candidates and may turn out to be safer or to work better than our product candidates. Among the many experimental therapies being tested in the United States and Europe, there may be some that we do not now know of that may compete with our drug delivery systems or product candidates. Our collaborators could choose a competing drug delivery system to use with their drugs instead of one of our drug delivery systems.

         Many of our competitors have much greater capital resources, manufacturing and marketing experience, research and development resources and production facilities than we do. Many of them also have much more experience than we do in preclinical testing and clinical trials of new drugs and in obtaining FDA and foreign approvals. In addition, they may succeed in obtaining patents that would make it difficult or impossible for us to compete with their products.

         RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR DRUG DELIVERY SYSTEMS OBSOLETE OR NONCOMPETITIVE

         Major technological changes can happen quickly in the biotechnological and pharmaceutical industries; and the development by competitors of technologically improved or different products may make our product candidates obsolete or noncompetitive.

         THE COMPETITIVE NATURE OF OUR INDUSTRY COULD ADVERSELY AFFECT MARKET ACCEPTANCE OF OUR PRODUCTS

         Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

         -        Demonstration of their clinical efficacy and safety;

         -        Their cost-effectiveness;

         -        Their potential advantage over alternative treatment methods;

         -        The marketing and distribution support they receive; and

         -        Reimbursement policies of government and third-party payors.

         Our product candidates, if successfully developed, will compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others or with products which may cost less than our products. Physicians, patients, third-party payors and the medical community may not accept or utilize our products. If our products do not achieve significant market acceptance, our business and financial condition will be materially adversely affected.

PATENT PROTECTION FOR OUR PRODUCTS IS IMPORTANT AND UNCERTAIN

         The following factors are important to our success:

         - Receiving patent protection for our product candidates and those of our collaborators;

         -        Maintaining our trade secrets;

         -        Not infringing on the proprietary rights of others; and

         -        Preventing others from infringing our proprietary rights.

         We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

         We know of several U.S. patents issued to other parties that relate to our product candidates. One of those parties has asked us to compare our Medisorb technology to that party's patented technology. The manufacture, use, offer for sale, sale or importing of these product candidates might infringe on the claims of these patents. A party might file an infringement action against us. Our cost of defending such an action is likely to be high and we might not receive a favorable ruling.

         We also know of patent applications filed by other parties in the United States and various foreign countries that may relate to some of our product candidates if issued in their present form. If patents are issued to any of these applicants, we may not be able to manufacture, use, offer for sale, or sell some of our product candidates without first getting a license from the patent holder. The patent holder may not grant us a license on reasonable terms or it may refuse to grant us a license at all. This could delay or prevent us from developing, manufacturing or selling those of our product candidates that would require the license.

         We try to protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Because the patent position of biopharmaceutical companies involves complex legal and factual questions, enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. And, if issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

         We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our corporate partners, collaborators, employees and consultants. Any of these parties may breach the agreement and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were to be wrongly disclosed to a competitor, our business and financial condition could be adversely affected.

EFFORTS TO KEEP DOWN THE COST OF HEALTHCARE MAY THREATEN OUR PROFITABILITY

         Third-party payors, which include governments and private health insurers, are increasingly challenging the prices charged for medical products and services. In their attempts to reduce healthcare costs, they have also been limiting their coverage and reimbursement levels for new drugs. In some cases, they are refusing to cover the costs of drugs that are not new but are being used for newly approved purposes. Patients who use a product that we may develop might not be reimbursed for its cost. If third-party payors do not provide adequate coverage and reimbursement for our products, if and when they reach the market, doctors may not prescribe them or patients may not use them.

         The federal government and various state governments have considered proposals to regulate the prices of prescription drugs, as is done in certain foreign countries. We expect that there will be more proposals like these. If any of these proposals are enacted, we may receive a lower price for our products, if and when they reach the market, than we currently estimate. Lack of adequate reimbursement or the enactment of price controls would have a material adverse effect on our business and financial condition.

WE HAVE NO MARKETING OR SALES EXPERIENCE

         We currently have no experience in marketing or selling pharmaceutical products. To achieve commercial success for any product that may be approved by the FDA, we must either develop a marketing and sales force or contract with another party to perform these services for us. In either case, we will be competing with companies that have experienced and well-funded marketing and sales operations. We may not be successful in developing a marketing and sales force or in contracting with a third party on acceptable terms in selling our products at all.

WE ARE EXPOSED TO PRODUCT LIABILITY CLAIMS

         We may be exposed to liability claims arising from the use of our product candidates in clinical trials and the commercial sale of any products. These claims may be brought by consumers, our collaborators or parties selling the products. We currently carry liability insurance for claims arising from the use of our product candidates during clinical trials in the amount of up to $10 million per occurrence and $10 million in the aggregate. However, we cannot provide any assurance that this coverage will be sufficient to satisfy any liabilities that may arise. As our development activities progress, this coverage will be inadequate; and we may be unable to get adequate coverage at an acceptable cost or we may be unable to get adequate coverage at all. This could prevent or limit our commercialization of our product candidates. Even if we are able to continue to carry insurance that we believe is adequate, our financial condition may be materially and adversely affected by a product liability claim.

WE MUST MEET CERTAIN FINANCIAL TESTS OR WE WILL DEFAULT UNDER OUR LOAN
AGREEMENTS

         We must maintain minimum levels of working capital, net worth and liquid assets under the terms of our loan agreements.

WE MAY NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES AND RESEARCH AND DEVELOPMENT PERSONNEL

         Our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on us.

WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK

         We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future. We currently have outstanding 2,303,500 shares of preferred stock in two separate series. We must pay cash dividends to the holders of the preferred stock, and any dividends that we do not pay will accrue and remain owing to the holders of the preferred stock but will not bear interest. We must pay the accumulated, unpaid dividends on 2,300,000 shares of the preferred stock before we can declare or pay cash dividends on the common stock.

WE MAY ISSUE MORE COMMON STOCK

         As discussed above under "We Need to Spend Substantial Funds to Become Profitable," we may issue additional equity securities to raise funds, thus reducing the ownership share of the company of current holders of our common stock which may adversely affect the market price of the common stock. In addition, for consideration that we have already received, we must issue common stock to certain security holders and other parties under the circumstances described below. Any of these parties could sell all or a large number of its shares, which could adversely affect the market price of our common stock. Even if none of these sales happen, the perception by investors that sales might occur could adversely affect the market price of our common stock.

         CONVERTIBLE PREFERRED STOCK

         We may exchange our $3.25 convertible exchangeable preferred stock in whole for debentures, but have no current plans to do so. Any holder of this series of preferred stock, or the debentures for which it may have been exchanged, may convert its shares or debentures into shares of common stock. We have already registered for resale shares of our common stock for this purpose. Each share of this series of preferred stock is currently convertible into
1.6878 shares of common stock for a total of 3,881,940 shares of common stock.

         Any holder of our 1999 redeemable convertible exchangeable preferred stock may convert its shares into common stock (and non-voting common stock which is convertible into common stock) at any time after September 1, 1999 that our common stock is trading above $45 per share for at least ten consecutive trading days. In addition, we may redeem all or a portion of the shares of this series of preferred stock for cash or common stock (and non-voting common stock which is convertible into common stock). We are obligated to register for resale all shares of common stock after conversion or redemption for common stock. Each share of this series of preferred stock is convertible into shares of common stock based on an average of the closing price of common stock over a ten-day period.

         CONVERTIBLE NOTE HELD BY GENENTECH

         In January 1995, we issued a Convertible Promissory Note in the principal amount of $3.5 million to Genentech, Inc. We have the option to pay in cash or convert the amount due on this note to our common stock. Under certain circumstances, Genentech can require us to convert the amount due to common stock and to register that stock. This note is due in January 2000.

         CONVERTIBLE NOTE HELD BY SCHERING

         In October 1998, we issued a promissory note in the principal amount of $6 million to Schering Corporation. We have the option to pay in cash or convert the amount due on this note to our common stock. If we convert the amount due into common stock, we must register the common stock. This note is due in October 2001.

         STOCK OPTIONS AND AWARDS; WARRANTS

         At June 10, 1999, we were obligated to issue the following shares of common stock under the circumstances described:

         - 3,231,804 shares upon the exercise of stock options and vesting of awards; and

         -        832,738 shares upon the exercise of warrants.

We have already registered these shares.

         COMMON STOCK OWNED BY ALZA CORPORATION

         We issued and registered for resale 2 million shares of common stock to ALZA Corporation, of which they held 1,750,000 shares as of June 8, 1999. ALZA also has the right to include these shares in any underwritten public offering of our common stock. ALZA may sell all or any portion of these shares at any time.

OUR COMMON STOCK PRICE IS HIGHLY VOLATILE

         The realization of any of the risks described in these "Risk Factors" or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company. In particular and in addition to circumstances described elsewhere under "Risk Factors," the following factors can adversely affect the market price of our common stock:

         - Announcements of technological innovations or new therapeutic products by us or others;

         - Public concern as to the safety of drugs developed by us or others;

         -        General market conditions;

         -        Changes in government regulations or patent decisions; and

         -        Developments of our corporate partners.

ANTI-TAKEOVER PROVISIONS MAY NOT BENEFIT SHAREHOLDERS

         We are a Pennsylvania corporation. Anti-takeover provisions of Pennsylvania law could make it more difficult for a person or group to acquire control of us, even if the change in control would be beneficial to shareholders. Our articles of incorporation and bylaws also contain certain provisions that could have a similar effect. The articles provide that our board of directors may issue, without shareholder approval, preferred stock having such voting rights, preferences and special rights as the board of directors may determine. The issuance of preferred stock could make it more difficult for a third party to acquire us.

OUR SYSTEMS MAY NOT BE YEAR 2000 COMPLIANT

         The Year 2000 problem concerns the application of computer systems written using six (e.g., 12/31/99) versus eight (e.g., 12/31/1999) digits to define the applicable date. This could result, among other things, in computer systems recognizing "00" as the year 1900 rather than the year 2000. Computer hardware, software and embedded chip equipment are potentially affected, and, if such systems and components are not remediated satisfactorily, could lead to operational interruptions and business misinformation. We are addressing the Year 2000 problem in these systems and continue our analysis of the Year 2000 readiness of key third parties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."

         Our computer systems are complex, highly interdependent and there are a number of risks associated with the complexity and high degree of integration of the systems. For example, an incorrect classification of the importance of a system or systems, or the cumulative effect of a number of low priority systems that have not been remediated, could result in an unpredicted failure or shutdown in one or more of our business, processing or manufacturing systems, which could have a material adverse effect on production or cost of operations. Our current belief is that this has a relatively low probability of occurring. To minimize these risks, we are utilizing our skilled and knowledgeable internal resources and have employed contract personnel in our decision-making processes and to perform integrated systems testing.

         If the Year 2000 problem causes suppliers and utility providers to fail to deliver essential materials and services, multiple disruptions of our operations, computer infrastructure or telecommunications systems could result. Because of the inherent uncertainties associated with the Year 2000 problem, including understanding the Year 2000 readiness of these key third parties, it is not possible to quantify the potential impact at this time. However, failure of key suppliers, utility providers or us to address properly and timely the Year 2000 problem could have a material adverse effect on our financial condition, results of operations or liquidity. Furthermore, there can be no guarantee that any contingency plans developed by us will prevent such failures from having a material adverse effect. We believe that there is a low probability that these multiple failures are likely to occur.

ITEM 2.  PROPERTIES

         We lease and occupy approximately 120,000 square feet of laboratory, manufacturing and office space in Cambridge, Massachusetts under nine leases expiring in the years 2001 to 2008. Several of the leases contain provisions permitting us to extend the term of such leases for up to ten years. We have a GMP clinical suite at our Massachusetts facility, which is for the manufacture of product candidates incorporating the ProLease delivery system. We completed construction of a new 32,000 square foot commercial scale ProLease manufacturing facility in Cambridge, Massachusetts in October 1998. We operate a GMP manufacturing facility for our AIR technology at one of our Cambridge, Massachusetts facilities. We believe that our Massachusetts facilities are adequate for our preclinical, clinical and commercial operations.

         We do not manufacture and do not expect to manufacture Cereport for clinical trials. We have engaged a third party to manufacture preclinical, clinical and commercial supplies of Cereport.

         Alkermes Europe, Ltd., one of our wholly owned subsidiaries, leases and occupies approximately 4,600 square feet of office space in Cambridge, England under a lease expiring in the year 2002.

         We own and occupy approximately 35,000 square feet of manufacturing, office and laboratory space in Wilmington, Ohio. The facility contains a state-of-the-art GMP sterile production facility specifically designed for the production of Medisorb microspheres. Construction of a 20,000 square foot addition and renovation of this facility to support commercial scale manufacture of Medisorb product candidates was completed in June of 1998. We believe that our Wilmington facility is adequate for its preclinical, clinical and commercial operations.

         We also lease and occupy approximately 30,000 square feet of laboratory and office space in Blue Ash, Ohio under a lease expiring in 2001. We operate clinical scale manufacturing for our DST and RingCap technologies at this facility. We believe that the Blue Ash facility is adequate for our operations.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol ALKS. There are no shares of our non-voting common stock issued or outstanding. Set forth below for the indicated periods are the high and low sale prices for our common stock.

                                 Fiscal 1999                 Fiscal 1998
                               ---------------          --------------------
                               High      Low             High          Low
                               ----      ---             ----          ---
1st Quarter                   $26 3/8  $16 3/4          $17 5/8      $10 3/8
2nd Quarter                    21 7/8   10 1/8           23 3/8       12 1/2
3rd Quarter                    23 7/8   11               25           15 7/8
4th Quarter                    33 1/2   22 1/8           27 5/8       19

         The number of shareholders of record on June 10, 1999 was 512. No dividends have been paid on the common stock to date and we do not expect to pay cash dividends thereon in the foreseeable future.

1999 Preferred Stock

         On April 14, 1999, we issued and sold 3,500 shares of 1999 Redeemable Convertible Exchangeable Preferred Stock, par value $.01 per share (the "1999 Preferred Stock"), to Genentech, Inc. for an aggregate purchase price of $35,000,000.

         The 1999 Preferred Stock was issued and sold in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Rule 506 of Regulation D promulgated under the Securities Act. We reasonably believed that Genentech, Inc. was and is an accredited investor, based on representations made to us by Genentech and by our review of Genentech's filings with the SEC under the Securities Exchange Act of 1934, as amended.

         Dividends on the 1999 Preferred Stock are cumulative from the date of original issue and are payable quarterly each March 1, June 1, September 1 and December 1, at the rate of the three-month London Interbank Offer Rate (LIBOR) and commenced June 1, 1999. The 1999 Preferred Stock has a liquidation preference of $10,000 per share, plus accrued and unpaid dividends.

         The 1999 Preferred Stock is redeemable at our option, in whole or in part, at any time at the redemption price of $10,000 per share plus accrued and unpaid dividends, if any (the "1999 Redemption Price"). There will be a mandatory redemption of any outstanding shares of the 1999 Preferred Stock on January 1, 2009 at the 1999 Redemption Price. The 1999 Redemption Price may be paid in cash or shares of our common stock or non-voting common stock at our option.

         The holders of 1999 Preferred Stock are entitled to convert their shares of 1999 Preferred Stock into shares of common stock and non-voting common stock during any period after September 1, 1999 that the closing price of the common stock on The Nasdaq National Market is listed above $45 per share for at least 10 consecutive trading days. We have the option to redeem the 1999 Preferred Stock for cash prior to conversion. Each share of 1999 Preferred Stock would be converted into that number of shares of common stock and non-voting common stock obtained by dividing $10,000 plus accrued and unpaid dividends by the average closing price of the common stock for the 10 consecutive trading days prior to notice of conversion. Non-voting common stock is convertible into shares of common stock at the option of the holder and automatically upon the sale by the holder to a non-affiliate.

         In no event are we required to issue, for redemption for stock or on conversion, greater than 4,976,220 shares of common stock and non-voting common stock, unless we obtain the prior approval of our shareholders.

         We are obligated to register for resale any shares of common stock issued upon conversion or redemption upon such issuance.

AIR Transaction

         As of February 1, 1999, we issued 3,680,508 shares of our common stock (the "AIR Shares") to the stockholders of Advanced Inhalation Research, Inc. ("AIR") in connection with the merger of one of our wholly owned subsidiaries with and into AIR. Each share of the common stock of AIR was converted into
1.1829754 shares of our common stock on the effective date of the merger. As of March 31, 1999, approximately 1,341,000 of the AIR Shares are restricted under various restricted stock purchase agreements and cannot be resold until such shares vest over a four year period at different amounts for each shareholder.

         The AIR Shares were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D promulgated under the Securities Act to persons reasonably believed to be accredited investors or investors who, alone or with their purchaser representatives had such knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of the investment. The AIR Shares were issued to 34 purchasers.

         On April 2, 1999, we filed a registration statement on Form S-3 to register for resale the AIR Shares, which was declared effective on May 13, 1999.

         Also in February 1999 and in connection with the merger, we assumed stock options previously granted to certain persons by AIR. On April 2, 1999, we filed a registration statement on Form S-3 to register 119,454 shares of our common stock issuable upon exercise of such stock options, which was declared effective on May 13, 1999.

$3.25 Preferred Stock

         In March 1998, we issued and sold 2,300,000 shares of $3.25 Convertible Exchangeable Preferred Stock, par value $.01 per share (the "$3.25 Preferred Stock"), to certain initial purchasers (the "Initial Purchasers"). The aggregate purchase price was $115,000,000, of which $4,025,000 constituted the underwriting discounts and commissions. The Initial Purchasers were BancAmerica Robertson Stephens, NationsBanc Montgomery Securities LLC, Cowen & Company, Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J. P. Morgan Securities Inc., PaineWebber Incorporated and Smith Barney Inc.

         The $3.25 Preferred Stock was issued and sold in transactions exempt from the registration requirements of the Securities Act to persons reasonably believed by the managers who placed the $3.25 Preferred Stock, the Initial Purchasers, to be "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) (each a "QIB") or institutional accredited investors or sophisticated investors.

         Dividends on the 2,300,000 shares of the $3.25 Preferred Stock are cumulative from the date of original issue and are payable quarterly each March 1, June 1, September 1 and December 1, at the annual rate of $3.25 per share of $3.25 Preferred Stock and commenced June 1, 1998. Prior to March 6, 2001, the $3.25 Preferred Stock is not redeemable at our option. Thereafter the $3.25 Preferred Stock is redeemable at our option, in whole or in part, at declining redemption prices, together with accrued dividends. The $3.25 Preferred Stock has a liquidation preference of $50 per share, plus accrued and unpaid dividends.

         The $3.25 Preferred Stock is exchangeable, in whole but not in part, at our option on any dividend payment date beginning March 1, 1999 (the "Exchange Date") for its 6-1/2% Convertible Subordinated Debentures (the "Debentures") at the rate of $50 principal amount of Debentures for each share of $3.25 Preferred Stock. The Debentures, if issued, will mature on the tenth anniversary of the Exchange Date. The Debentures, if issued, will contain conversion and optional redemption provisions substantially identical to those of the $3.25 Preferred Stock.

         Holders of the $3.25 Preferred Stock are entitled at any time, subject to prior redemption or repurchase, to convert any of the $3.25 Preferred Stock or portions thereof into common stock, at an initial conversion rate of 1.6878 shares of common stock for each share of $3.25 Preferred Stock, subject to certain adjustments.

         On April 15, 1998, we filed a registration statement on Form S-3 to register the 2,300,000 shares of the $3.25 Preferred Stock, the $115,000,000 Debentures and 3,881,940 shares of common stock, issuable upon conversion of the $3.25 Preferred Stock or upon conversion of the Debentures, if the Preferred Stock is exchanged for Debentures. The effective date of such registration statement was April 29, 1998.

ITEM 6.    SELECTED FINANCIAL DATA


ALKERMES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                                          YEAR ENDED MARCH 31,
                                                       -----------------------------------------------------------
                                                         1999         1998         1997         1996       1995
                                                       -----------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Total revenues                                         $  43,716    $  31,367    $  19,827    $ 15,919    $ 13,903
                                                       ---------    ---------    ---------    --------    --------

Research and development expenses                         48,457       31,762       29,554      21,586      18,955
                                                       ---------    ---------    ---------    --------    --------

Total expenses (1) (2)                                    84,772       43,949       38,625      29,666      25,807
                                                       ---------    ---------    ---------    --------    --------

Net loss (1) (2)                                       $ (41,056)   $ (12,582)   $ (18,798)   $(13,747)   $(11,904)
                                                       ---------    ---------    ---------    --------    --------

Basic and diluted loss per common share                $   (1.98)   $   (0.55)   $   (1.03)   $  (0.93)   $  (0.88)
                                                       ---------    ---------    ---------    --------    --------

Weighted average number of common shares outstanding      24,558       23,019       18,288      14,775      13,535
                                                       ---------    ---------    ---------    --------    --------

                                                                                 MARCH 31,
                                                       -----------------------------------------------------------
                                                         1999         1998         1997        1996        1995
                                                       -----------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents and short-term investments   $ 163,419    $ 194,257    $  85,297    $ 32,374    $ 21,351
                                                       ---------    ---------    ---------    --------    --------

Total assets                                             213,452      220,977      104,697      45,752      36,708
                                                       ---------    ---------    ---------    --------    --------

Long-term obligations                                     28,417       12,933       10,914       9,876       8,376
                                                       ---------    ---------    ---------    --------    --------

Shareholders' equity                                     156,206      181,455       79,151      23,513      21,163
                                                       ---------    ---------    ---------    --------    --------

(1) Includes noncash compensation charges of $16,239, $2,183, $173, $179 and $331, respectively.

(2) Includes a $3,221 nonrecurring charge in fiscal 1999 for RingCap and DST technologies licensed from ALZA Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALKERMES, INC. AND SUBSIDIARIES

INTRODUCTION

         Alkermes is developing innovative pharmaceutical products based on sophisticated drug delivery systems. The Company has several areas of focus: (i) controlled, sustained release of injectable drugs lasting several days to several weeks, utilizing its ProLease(R) and Medisorb(R) technologies; (ii) the delivery of drugs into the brain past the blood-brain barrier, utilizing the Cereport(TM) technology; (iii) oral delivery of drugs using its RingCap(TM) and dose sipping technologies ("DST"); and (iv) the development of pharmaceutical products based on proprietary pulmonary drug delivery technologies utilizing its Advanced Inhalation Research, Inc. ("AIR") technology. Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sale of products. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next few years. At March 31, 1999, the Company had an accumulated deficit of $180.9 million.

         The consolidated financial statements give retroactive effect to the acquisition of AIR on February 1, 1999 (see Note 3 to the Consolidated Financial Statements), which has been accounted for as a pooling of interests.

         The Company has funded its operations primarily through public offerings and private placements of equity securities, bank loans and payments under research and development agreements with collaborators, including Alkermes Clinical Partners, L.P. ("Clinical Partners"), a research and development limited partnership whose operations commenced in April 1992. The Company generally develops its product candidates in collaboration with others on whom the Company will rely for funding, development, manufacturing and/or marketing.

FORWARD-LOOKING STATEMENTS

         Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company's business is subject to significant risks and there can be no assurance that actual results of the Company's development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others: (i) the Company and its collaborators could not be permitted by regulatory authorities to undertake clinical trials for RingCap or DST or to undertake additional clinical trials for ProLease, Cereport, Medisorb or AIR product candidates or clinical trials could be delayed; (ii) product candidates could be ineffective or unsafe during clinical trials; (iii) the Company's collaborators could elect to terminate or delay development programs; (iv) even if product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (v) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (vi) even if clinical trials are completed and the data is submitted to the Food and Drug Administration ("FDA") as a New Drug Application ("NDA") for marketing approval and to other health authorities as a marketing authorization application, the NDA or marketing authorization application could fail to be accepted, or upon acceptance, could fail to receive approval on a timely basis, if at all; (vii) technological change in the biotechnology or pharmaceutical industries could render the Company's product candidates obsolete or noncompetitive; (viii) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease, Medisorb, AIR, RingCap or DST technologies, which are not generally developed independently, or for Cereport, could occur; (ix) disputes with Clinical Partners over rights to Cereport and related technology could occur; and (x) difficulties or set-backs in obtaining and enforcing Alkermes' patents and difficulties with the patent rights of others could occur.

RESULTS OF OPERATIONS

         The Company's research and development revenue under collaborative arrangements was $33,892,107, $25,585,058 and $15,968,317 for the fiscal years ended in 1999, 1998 and 1997, respectively. The increase in such revenue for fiscal 1999 as compared to fiscal 1998 was mainly a result of the increased funding and milestones earned under collaborative agreements related to the Company's ProLease technology. The increase in such revenue for fiscal 1998 as compared to fiscal 1997 was mainly the result of the increased funding and milestones achieved under new or expanded collaborative agreements related to the Company's ProLease, Medisorb and Cereport technologies. The Company's research and development revenue under collaborative arrangement with related party ended during fiscal 1997. This revenue was received from Clinical Partners under a product development agreement entered into in March 1992.

         Interest and other income was $9,823,479, $5,781,511 and $2,443,317 for the fiscal years ended in 1999, 1998 and 1997, respectively. The increase in such revenue for fiscal 1999 as compared to fiscal 1998 was primarily a result of the interest income earned on the net proceeds of $110.5 million from the sale of 2,300,000 shares of the Company's $3.25 convertible exchangeable preferred stock (the "Preferred Stock") in March 1998. The increase in such revenue for fiscal 1998 as compared to fiscal 1997 was primarily a result of the interest income earned on $49.7 million of net proceeds from the sale of 2,000,000 shares of the Company's common stock to ALZA Corporation ("ALZA") in March 1997.

         The Company's total operating expenses were $84,771,956 for the fiscal year ended in 1999 as compared to $43,948,770 and $38,624,765 for the fiscal years ended in 1998 and 1997, respectively. As part of total operating expenses in fiscal 1999, the Company recorded a $3.2 million nonrecurring charge in fiscal 1999 for RingCap and DST technologies licensed from ALZA which are not yet commercially viable. The total operating expenses for the Company also included noncash compensation expenses of $16,239,311, $2,183,373 and $173,094 during fiscal years ended 1999, 1998 and 1997, respectively. These noncash compensation charges primarily relate to equity transactions in the Company's subsidiary, AIR, with respect to common stock issued and stock options granted to certain employees, consultants and others.

         The Company's research and development expenses were $48,456,824 for the fiscal year ended in 1999 compared to $31,761,541 and $29,553,988 for the fiscal years ended in 1998 and 1997, respectively. The increase for fiscal 1999 as compared to fiscal 1998 was mainly the result of expanded clinical and manufacturing work performed by the Company and the increase in salary and related benefits and other costs associated with an increase in personnel as the Company advances its product candidates through development and clinical trials and prepares for commercial scale manufacturing. In addition, the Company had an increase in occupancy costs and depreciation and amortization expense related to the expansion of its Medisorb manufacturing facility in Wilmington, Ohio and the construction of its new ProLease manufacturing facility in Cambridge, Massachusetts (see Liquidity and Capital Resources below). The increase for fiscal 1998 as compared to fiscal 1997 was mainly as a result of an increase in salary and related benefits and other costs as the Company advanced its product candidates through development and clinical trials and prepared for process development and commercial scale manufacturing.

         General and administrative expenses were $14,556,102, $8,374,931 and $7,516,531 for the fiscal years ended in 1999, 1998 and 1997, respectively. The increase for fiscal 1999 as compared to fiscal 1998 was mainly the result of an increase in salary and related benefits and other costs relating primarily to an increase in the number of employees of the Company, as well as an increase in professional fees and consulting costs. In addition, the Company recorded approximately $1.3 million in merger costs as a result of its acquisition of AIR in February 1999. The increase for fiscal 1998 as compared to fiscal 1997 was mainly the result of an increase in salary and related benefits and consulting costs.

         The Company does not believe that inflation and changing prices have had a material impact on its results of operations.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and short-term investments were approximately $163.4 million at March 31, 1999 as compared to $194.3 million at March 31, 1998. The primary uses of cash and investments were to finance the Company's operations, capital expenditures, the payment for the license from ALZA for the RingCap and DST technologies and the payment of dividends on the Company's Preferred Stock. In addition, Investments include $7 million principal amount of high grade corporate notes with maturities ranging from 13 to 17 months. The Company invests in cash equivalents, U.S. Government obligations, high grade corporate notes and commercial paper. The Company's investment objectives taken as a whole are, first, to assure conservation of capital and liquidity, and second, to obtain investment income.

         During fiscal 1999, the Company amended its loan agreement with a bank to increase the principal amount of the loan by an aggregate of $20 million and to grant a security interest in certain building, equipment and leasehold improvements as security for the entire principal of, and interest on, the loan.

         Subsequent to year end, the Company amended its license agreement with Genentech, Inc. to expand their collaboration for Nutropin Depot(TM), an injectable sustained release formulation of Genentech's human growth hormone based on Alkermes' ProLease drug delivery system. The expanded agreement includes potential milestone payments to the Company of approximately $40 million. The terms of the collaboration included the purchase by Genentech of $35 million (3,500 shares) of redeemable convertible exchangeable preferred stock of the Company (the "1999 Preferred Stock"). The 1999 Preferred Stock is convertible at Genentech's option into shares of common stock during any period after September 1, 1999 that the closing price of the Company's common stock is above $45 per share for at least 10 consecutive trading days. The 1999 Preferred Stock may be redeemed at any time by the Company at a liquidation preference of $10,000 per share in cash, common stock or non-voting common stock, at the Company's option. Dividends on the 1999 Preferred Stock are payable quarterly at a floating three-month LIBOR rate.

         The Company's research and development costs to date have been financed primarily by sales of equity securities and payments under research and development collaborative arrangements. The Company expects to incur significant additional research and development and other costs, including costs related to preclinical studies, clinical trials and facilities expansion. Therefore, the Company expects that its costs, including research and development costs for all of its product candidates, will exceed revenues significantly for the next few years, which will result in continuing losses from operations.

         Since the research and development revenue from Clinical Partners ended during the quarter ended June 30, 1996, Alkermes has been using its own resources to continue to develop Cereport. The Company is required to fund the development of Cereport to maintain its option to purchase the limited partnership interests in Clinical Partners. Effective September 30, 1997, the Company entered into an agreement with ALZA relating to the development and commercialization of Cereport. ALZA made a $10 million upfront payment to Alkermes to fund clinical development of Cereport, of which $5.8 million has been recorded as deferred revenue at March 31, 1999. In return, ALZA will have the option to acquire exclusive worldwide commercialization rights to Cereport. If ALZA exercises its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will pay the Company certain milestone payments. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in profits from sales of products.

         Capital expenditures were approximately $24.1 million for the year ended March 31, 1999, principally reflecting the costs of the expansion of the Wilmington, Ohio facility and related equipment purchases and the cost of construction of the new commercial scale ProLease manufacturing facility in Cambridge, Massachusetts, both of which properties were completed in fiscal 1999. The Company's capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of equity securities.

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

         The Company believes its current cash and cash equivalents and short-term investments, combined with anticipated interest income and research and development revenues under collaborative arrangements, will be sufficient to meet its anticipated capital requirements through at least March 31, 2001.

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

         As disclosed in Note 2 to the Consolidated Financial Statements, the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," during fiscal 2001 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company has not yet assessed the impact of SFAS No. 133 on its financial position and results of operations.

YEAR 2000

         The Year 2000 problem concerns the application of computer systems written using six (e.g., 12/31/99) versus eight (e.g., 12/31/1999) digits to define the applicable date. This could result, among other things, in computer systems recognizing "00" as the year 1900 rather than the year 2000. Computer hardware, software and embedded chip equipment are potentially affected, and, if such systems and components are not remediated satisfactorily, could lead to operational interruptions and business misinformation.

         The Company has identified its mission critical and medium priority internal systems which will require remediation to provide for the Company's continuing business operations after January 1, 2000. The remaining systems are considered to be of low priority because they are judged to have no direct impact on safety or the business. The Company's Year 2000 Compliance Plan provides for a four-phase process: inventory, assessment, remediation and preparation of contingency plans.

         The initial inventory phase is essentially completed. The assessment phase is substantially completed, except for information not yet received from external suppliers, vendors and manufacturers. Progress continues to be made in the remediation phase of the Company's plan in which systems that are not Year 2000 compliant are repaired, replaced or retired, and remediated systems are tested and returned to active use. There has been a 50% response rate to the Company's requests for information sent to vendors and manufacturers of equipment, hardware and software. Based on the responses received as of June 16, 1999, the Company has confirmed that 4% of its mission critical systems are not compliant. The Company has requested all suppliers of mission critical equipment containing embedded chip technology to provide the Company with each supplier's Year 2000 testing methodology and results and/or the Company has performed in-house testing on such equipment. For the 4% of noncompliant mission critical systems, the Company has determined what is required to make the system compliant and is either in the process of remediation or will begin remediation soon.

         The Company believes its mission critical and medium priority internal computer systems will be Year 2000 compliant in a timely manner. However, the Company's computer systems are complex, highly interdependent and there are a number of risks associated with the complexity and high degree of integration of the systems. For example, an incorrect classification of the importance of a system or systems, or the cumulative effect of a number of low priority systems that have not been remediated, could result in an unpredicted failure or shutdown in one or more of the Company's business, processing or manufacturing systems, which could have a material adverse effect on production or cost of operations. The Company's current belief is that this has a relatively low probability of occurring. To minimize these risks, the Company is utilizing its skilled and knowledgeable internal resources and has employed contract personnel in its decision-making processes and to perform integrated systems testing.

         The Company is continuing a process of requesting and assessing compliance information from its key suppliers, including strategic partners and organizations with which the Company does business. Certain of these suppliers may refuse to respond to a readiness survey or request for information. It is possible that these suppliers may, in fact, be prepared to address Year 2000 concerns, but simply refuse to respond. Conversely, various suppliers may respond that they are Year 2000 ready, when, in fact, they are not ready. As of June 16, 1999, approximately 83% of key supplier recipients have responded to the survey. Approximately 80% of those surveyed have responded that they are or will be Year 2000 compliant on a timely basis.

         If the Year 2000 problem causes suppliers and utility providers to fail to deliver essential materials and services, multiple disruptions in the Company's operations, computer infrastructure or telecommunications systems could result. Because of the inherent uncertainties associated with the Year 2000 problem, including understanding the Year 2000 readiness of these key third parties, it is not possible to quantify the potential impact at this time. However, failure of key suppliers, utility providers or the Company to address properly and timely the Year 2000 problem could have a material adverse effect on the Company's financial condition, results of operations or liquidity. Furthermore, there can be no guarantee that any contingency plans developed by the Company will prevent such failures from having a material adverse effect. The Company believes that there is a low probability that these multiple failures are likely to occur.

         Contingency plans are being formulated by each of the Company's various departments. The plans are to be completed by September 30, 1999 for each of the Company's mission critical systems. These plans may be updated or revised during the remainder of 1999. The Company currently expects total external expenditures to become Year 2000 compliant to be less than $1 million. In addition, the Company has dedicated significant internal resources, including staff and equipment, to Year 2000 projects, but does not track such costs and therefore cannot provide an estimate of the amount of such internal costs. The Company will fund Year 2000 expenditures from cash and expects that total remediation costs, including the reallocation of internal resources, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         The foregoing information reflects management's best estimates. These estimates are based upon many assumptions, including: assumptions about cost, availability and ability of resources to identify and classify systems properly; properly identifying them as needing remediation; locating, remediating and modifying affected systems; and making various assessments of Year 2000 readiness of key third parties. Based upon its activities to date, the Company does not believe that these factors will cause its current cost and timetable projections to differ significantly from those estimated. However, the Company cannot reasonably estimate the potential impact on its financial condition, results of operations or liquidity if critical third parties, including suppliers and governments, do not become Year 2000 compliant on a timely basis.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         Our Investments consist of U.S. Treasuries and other government securities, commercial paper and corporate notes. Substantially all Investments mature within one year, are not callable by the issuer and have fixed interest rates. A 10% decline in the average yield of the Investments would not have a material effect on our results of operations or cash flows. Our debt instruments approximate fair value and generally have fixed interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         ALKERMES, INC. AND SUBSIDIARIES

         CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 1999 AND 1998
                 AND FOR EACH OF THE THREE YEARS IN THE PERIOD
              ENDED MARCH 31, 1999 AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

The Board of Directors of Alkermes, Inc.:

We have audited the accompanying consolidated balance sheets of Alkermes, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the acquisition of Advanced Inhalation Research, Inc., which has been accounted for as a pooling of interests as described in Note 3 of notes to the consolidated financial statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alkermes, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

May 21, 1999
Boston, Massachusetts

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND 1998
-------------------------------------------------------------------------

ASSETS                                                                        1999             1998
CURRENT ASSETS:
  Cash and cash equivalents                                               $   9,115,432    $   3,699,950
  Short-term investments                                                    154,303,220      190,556,898
  Prepaid expenses and other current assets                                   5,745,047        8,562,166
                                                                          -------------    -------------

           Total current assets                                             169,163,699      202,819,014
                                                                          -------------    -------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                          235,000          235,000
  Building                                                                    3,483,862        1,275,000
  Furniture, fixtures and equipment                                          31,302,274       15,332,236
  Leasehold improvements                                                     12,635,756        2,507,973
  Construction in progress                                                           --        4,275,985
                                                                          -------------    -------------

                                                                             47,656,892       23,626,194

  Less accumulated depreciation and amortization                            (14,292,146)      (9,620,769)
                                                                          -------------    -------------
                                                                             33,364,746       14,005,425
                                                                          -------------    -------------
INVESTMENTS                                                                   8,436,067        3,422,726
                                                                          -------------    -------------

OTHER ASSETS                                                                  2,487,757          730,112

                                                                          -------------    -------------

                                                                          $ 213,452,269    $ 220,977,277
                                                                          =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY                                           1999             1998
 CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                 $   6,642,005    $   7,311,843
    Accrued interest                                                          1,570,201          121,933
    Deferred revenue                                                          9,587,933        7,478,480
    Long-term obligations - current portion                                  10,700,000        4,604,533
                                                                          -------------    -------------

           Total current liabilities                                         28,500,139       19,516,789
                                                                          -------------    -------------

LONG-TERM OBLIGATIONS                                                        28,416,625       12,933,333
                                                                          -------------    -------------

OTHER LONG-TERM  LIABILITIES                                                    329,614        2,072,212
                                                                          -------------    -------------

DEFERRED REVENUE                                                                     --        5,000,000
                                                                          -------------    -------------

COMMITMENTS (Note 10)

SHAREHOLDERS' EQUITY:
  Capital stock, par value $.01 per share:
    authorized, 2,700,000 shares; none issued
  Convertible exchangeable preferred stock, par value $.01 per share:
     authorized and issued, 2,300,000 shares at March 31, 1999 and 1998
     (liquidation preference of $115,000,000)                                    23,000           23,000
  Common stock, par value $.01 per share:
    authorized, 40,000,000 shares; issued, 24,982,459
    and 24,027,976 shares at March 31, 1999 and 1998, respectively              249,825          240,280
  Additional paid-in capital                                                346,849,432      316,592,909
  Deferred compensation                                                      (9,932,199)      (2,926,484)
  Accumulated other comprehensive loss                                          (46,873)         (48,138)
  Accumulated deficit                                                      (180,937,294)    (132,426,624)
                                                                          -------------    -------------
           Total shareholders' equity                                       156,205,891      181,454,943
                                                                          -------------    -------------

                                                                          $ 213,452,269    $ 220,977,277
                                                                          =============    =============

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                           1999            1998            1997
CONSOLIDATED STATEMENTS
  OF OPERATIONS:

REVENUES:
  Research and development revenue under
     collaborative arrangements                         $ 33,892,107    $ 25,585,058    $ 15,968,317
  Research and development revenue under
     collaborative arrangement with related party                 --              --       1,415,313
  Interest and other income                                9,823,479       5,781,511       2,443,317
                                                        ------------    ------------    ------------

          Total revenues                                  43,715,586      31,366,569      19,826,947
                                                        ------------    ------------    ------------

EXPENSES:
  Research and development                                48,456,824      31,761,541      29,553,988
  General and administrative                              14,556,102       8,374,931       7,516,531
  Noncash compensation expense                            16,239,311       2,183,373         173,094
  Interest expense                                         2,298,466       1,628,925       1,381,152
  Purchase of in-process research and development          3,221,253              --              --
                                                        ------------    ------------    ------------

          Total expenses                                  84,771,956      43,948,770      38,624,765
                                                        ------------    ------------    ------------

NET LOSS                                                 (41,056,370)    (12,582,201)    (18,797,818)

PREFERRED STOCK DIVIDENDS                                  7,454,300              --              --
                                                        ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                                          $(48,510,670)   $(12,582,201)   $(18,797,818)
                                                        ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON
  SHARE                                                 $      (1.98)   $      (0.55)   $      (1.03)
                                                        ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                               24,557,500      23,018,876      18,288,334
                                                        ============    ============    ============

CONSOLIDATED STATEMENTS OF
  COMPREHENSIVE LOSS:

NET LOSS                                                $(41,056,370)   $(12,582,201)   $(18,797,818)
  Cumulative foreign currency translation adjustments        (36,235)          6,231           7,485
  Carrying value adjustments                                 (37,500)             --              --
  Unrealized loss on marketable securities                        --        (108,750)       (431,250)
                                                        ------------    ------------    ------------

COMPREHENSIVE LOSS                                      $(41,130,105)   $(12,684,720)   $(19,221,583)
                                                        ============    ============    ============

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                                                      RECEIVABLE FOR
                                                    CONVERTIBLE EXCHANGEABLE                            ADDITIONAL     WARRANTS AND
                                                        PREFERRED STOCK            COMMON STOCK          PAID-IN         DEFERRED
                                                      SHARES        AMOUNT       SHARES      AMOUNT      CAPITAL       COMPENSATION
BALANCE, APRIL 1, 1996                                      --    $       --   15,966,942   $159,669   $124,239,023   $    (317,682)

  Issuance of common stock, April 1996
     through March 1997, net  of
     issuance costs of $390,705                             --            --    4,751,848     47,519     74,605,168              --

  Amortization of receivable for warrants                   --            --           --         --             --          34,687

  Amortization of noncash compensation                      --            --           --         --             --         173,094

  Cumulative foreign currency translation
     adjustments                                            --            --           --         --             --              --

  Unrealized loss on marketable securities                  --            --           --         --             --              --

  Net loss for year                                         --            --           --         --             --              --
                                                    ----------    ----------   ----------   --------   ------------   -------------

BALANCE, MARCH 31, 1997                                     --            --   20,718,790    207,188    198,844,191        (109,901)

  Issuance of common stock, April 1997
     through March 1998                                     --            --    3,309,186     33,092      2,230,210              --

  Issuance of convertible exchangeable preferred
     stock, March 1998, net of issuance costs
     of $441,043                                     2,300,000        23,000           --         --    110,510,956              --

  Noncash compensation                                      --            --           --         --      5,007,552      (5,007,552)

  Amortization of noncash compensation                      --            --           --         --             --       2,190,969

  Cumulative foreign currency translation
     adjustments                                            --            --           --         --             --              --

  Unrealized loss on marketable securities                  --            --           --         --             --              --

  Net loss for year                                         --            --           --         --             --              --
                                                    ----------    ----------   ----------   --------   ------------   -------------

BALANCE, MARCH 31, 1998                              2,300,000        23,000   24,027,976    240,280    316,592,909      (2,926,484)

                                                            OTHER COMPREHENSIVE
                                                                INCOME (LOSS)
                                                       ----------------------------
                                                        FOREIGN        UNREALIZED
                                                        CURRENCY     GAIN (LOSS) ON
                                                       TRANSLATION     MARKETABLE     ACCUMULATED
                                                       ADJUSTMENTS     SECURITIES       DEFICIT             TOTAL
BALANCE, APRIL 1, 1996                                  $(24,354)      $ 502,500     $(101,046,605)    $  23,512,551

  Issuance of common stock, April 1996
     through March 1997, net  of
     issuance costs of $390,705                               --              --                --        74,652,687

  Amortization of receivable for warrants                     --              --                --            34,687

  Amortization of noncash compensation                        --              --                --           173,094

  Cumulative foreign currency translation
     adjustments                                           7,485              --                --             7,485

  Unrealized loss on marketable securities                    --        (431,250)               --          (431,250)

  Net loss for year                                           --              --       (18,797,818)      (18,797,818)
                                                        --------       ---------     -------------     -------------

BALANCE, MARCH 31, 1997                                  (16,869)         71,250      (119,844,423)       79,151,436

  Issuance of common stock, April 1997
     through March 1998                                       --              --                --         2,263,302

  Issuance of convertible exchangeable preferred
     stock, March 1998, net of issuance costs
     of $441,043                                              --              --                --       110,533,956

  Noncash compensation                                        --              --                --                --

  Amortization of noncash compensation                        --              --                --         2,190,969

  Cumulative foreign currency translation
     adjustments                                           6,231              --                --             6,231

  Unrealized loss on marketable securities                    --        (108,750)               --          (108,750)

  Net loss for year                                           --              --       (12,582,201)      (12,582,201)
                                                        --------       ---------     -------------     -------------

BALANCE, MARCH 31, 1998                                  (10,638)        (37,500)     (132,426,624)      181,454,943


                                                                     (Continued)

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                                                 RECEIVABLE FOR
                                                CONVERTIBLE EXCHANGEABLE                           ADDITIONAL     WARRANTS AND
                                                     PREFERRED STOCK          COMMON STOCK          PAID-IN         DEFERRED
                                                   SHARES       AMOUNT      SHARES      AMOUNT      CAPITAL       COMPENSATION
BALANCE, MARCH 31, 1998
  (CARRIED FORWARD)                               2,300,000     23,000    24,027,976   240,280     316,592,909      (2,926,484)

  Issuance of common stock, April 1998 through
    March 1999                                           --         --       954,483     9,545       7,011,497              --

  Noncash compensation                                   --         --            --        --      23,245,026     (23,245,026)

  Amortization of noncash compensation                   --         --            --        --              --      16,239,311

  Cumulative foreign currency translation
    adjustments                                          --         --            --        --              --              --

  Carrying value adjustments                             --         --            --        --              --              --

  Net loss for year                                      --         --            --        --              --              --

  Preferred stock dividends                              --         --            --        --              --              --
                                                  ---------    -------    ----------  --------    ------------    ------------

BALANCE, MARCH 31, 1999                           2,300,000    $23,000    24,982,459  $249,825    $346,849,432    $ (9,932,199)
                                                  =========    =======    ==========  ========    ============    ============

                                                         OTHER COMPREHENSIVE
                                                             INCOME (LOSS)
                                                    ------------------------------
                                                     FOREIGN         UNREALIZED
                                                     CURRENCY      GAIN (LOSS) ON
                                                    TRANSLATION      MARKETABLE     ACCUMULATED
                                                    ADJUSTMENTS      SECURITIES       DEFICIT             TOTAL
BALANCE, MARCH 31, 1998
  (CARRIED FORWARD)                                   (10,638)         (37,500)     (132,426,624)      181,454,943

  Issuance of common stock, April 1998 through
    March 1999                                             --               --                --         7,021,042

  Noncash compensation                                     --               --                --                --

  Amortization of noncash compensation                     --               --                --        16,239,311

  Cumulative foreign currency translation
    adjustments                                       (36,235)              --                --           (36,235)

  Carrying value adjustments                               --           37,500                --            37,500

  Net loss for year                                        --               --       (41,056,370)      (41,056,370)

  Preferred stock dividends                                --               --        (7,454,300)       (7,454,300)
                                                     --------         --------     -------------     -------------

BALANCE, MARCH 31, 1999                              $(46,873)        $     --     $(180,937,294)    $ 156,205,891
                                                     ========         ========     =============     =============

See notes to consolidated financial statements.                      (Concluded)

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                     1999              1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(41,056,370)    $ (12,582,201)    $(18,797,818)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
      Depreciation and amortization                                                  5,385,404         2,601,793        2,358,843
      Amortization of amounts receivable for warrants and compensation relating
        to issuance of common stock and grant of stock options and awards made      16,239,311         2,190,969          207,781
      Adjustments to other assets                                                      250,500            60,026           14,502
      Gain on sale of equipment                                                         (5,375)         (567,623)              --
      Changes in assets and liabilities:
        Prepaid expenses and other current assets                                    2,820,972        (3,992,733)      (2,617,365)
        Accounts payable and accrued expenses                                          766,069         2,785,413        1,143,447
        Deferred revenue                                                             2,109,453         7,478,480               --
        Other long-term liabilities                                                   (759,306)          641,380          515,591
                                                                                  ------------     -------------     ------------

               Net cash used by operating activities                               (14,249,342)       (1,384,496)     (17,175,019)
                                                                                  ------------     -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                      (24,064,521)       (8,544,168)      (2,243,476)
   Disposals of equipment                                                                5,375         1,080,815               --
   Maturities (purchases) of short-term investments, net                            36,253,678      (108,058,959)     (50,568,725)
   (Purchases) maturities of long-term investments, net                             (5,013,341)        1,943,565       (3,993,502)
   (Increase) decrease in other assets                                              (2,638,025)          (17,320)          10,500
                                                                                  ------------     -------------     ------------

               Net cash provided by (used by) investing activities                   4,543,166      (113,596,067)     (56,795,203)
                                                                                  ------------     -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible exchangeable
     preferred stock, net                                                                   --       110,533,956               --
   Proceeds from issuance of common stock, net                                       7,021,042         2,263,302       74,652,687
   Proceeds from issuance of long-term debt                                         20,000,000         7,000,000        5,000,000
   Payment of preferred stock dividends                                             (7,454,300)               --               --
   Payment of long-term obligations                                                 (4,404,648)       (3,923,366)      (3,338,054)
                                                                                  ------------     -------------     ------------

              Net cash provided by financing activities                             15,162,094       115,873,892       76,314,633
                                                                                  ------------     -------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (40,436)            7,609            9,451
                                                                                  ------------     -------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            5,415,482           900,938        2,353,862

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         3,699,950         2,799,012          445,150
                                                                                  ------------     -------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                            $  9,115,432     $   3,699,950     $  2,799,012
                                                                                  ============     =============     ============

SUPPLEMENTARY INFORMATION:
   Interest paid                                                                  $  2,513,208     $     915,808     $    788,102
                                                                                  ============     =============     ============

   Deferred revenue and accrued interest converted to long-term obligations       $  5,983,292     $          --     $         --
                                                                                  ============     =============     ============

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997


1.    FORMATION OF THE COMPANY

      Alkermes, Inc. (the "Company") was incorporated in July 1987 and is a leader in the development of products based on sophisticated drug delivery technologies. The Company has several areas of focus: (i) controlled, sustained release of injectable drugs lasting several days to several weeks, utilizing its ProLease(R) and Medisorb(R) technologies; (ii) the delivery of drugs into the brain past the blood-brain barrier, utilizing the Cereport(TM) technology; (iii) oral delivery of drugs using its RingCap(TM) and dose sipping technologies ("DST"); and (iv) the development of pharmaceutical products based on proprietary pulmonary drug delivery technologies utilizing its Advanced Inhalation Research, Inc. ("AIR") technology.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The consolidated financial statements give retroactive effect to the acquisition of AIR on February 1, 1999 (see Note
      3), which has been accounted for as a pooling of interests.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Alkermes, Inc. and its wholly owned subsidiaries, Alkermes Controlled Therapeutics, Inc. ("ACTI"), Alkermes Controlled Therapeutics Inc. II ("ACT II"), Alkermes Investments, Inc., Alkermes Development Corporation II ("ADC II"), Alkermes Europe, Ltd. and AIR. ADC II serves as the one percent general partner of Alkermes Clinical Partners, L.P. ("Clinical Partners"), a limited partnership engaged in a research and development project with the Company (see Note 8). ADC II's investment in Clinical Partners is accounted for under the equity method of accounting. Such carrying value was zero at March 31, 1999 and 1998 (see Note 8). All significant intercompany balances and transactions have been eliminated.

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

      The Company accounts for earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Basic earnings per share exclude any dilutive effect from stock options, warrants and convertible exchangeable preferred stock. The Company continues to be in a net loss position and, therefore, diluted earnings per share is the same amount as basic earnings per share. Stock options and warrants (see Notes 8 and 11) were not included in the computation of diluted earnings per share because to do so would have been antidilutive for all periods presented.

      RESEARCH AND DEVELOPMENT REVENUES - Research and development revenues are recorded as services are performed. Revenue earned upon the achievement of research and development milestones is recorded when achieved.

      RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses are charged to operations as incurred.

      NONCASH COMPENSATION EXPENSE - Noncash compensation expense primarily relates to equity transactions in the Company's subsidiary, Advanced Inhalation Research, Inc., and has been recorded at the difference between fair market value at the measurement date and the issuance price for common stock issued and stock options granted to certain employees, consultants and others. In addition, the Company has also recorded noncash charges for stock options and stock awards granted to certain other employees, consultants and others for the difference between fair market value at the measurement date and the issuance price. The measurement date is generally the issuance date for employees and the vesting date for consultants. The noncash charge has been recorded in the statements of operations upon issuance or over the vesting period of the common stock, stock option or award.

      INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns (see Note 7).

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

      All Short-Term Investments and Investments consist of U.S. Treasury and other government securities, commercial paper and corporate notes and are classified as "held-to-maturity" and reported at amortized cost. Short-Term Investments have maturity dates within one year of the balance sheet date. Investments classified as long-term have maturity dates up to sixteen months from March 31, 1999 and include securities held as collateral. The carrying value of all Short-Term Investments and Investments, individually and in the aggregate, approximated market value at March 31, 1999 and 1998.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives of the assets: buildings - 25 years; furniture, fixtures and equipment - 3 to 7 years; or, in the case of leasehold improvements, over the lease terms - 2 to 10 years.

      DEFERRED REVENUE - SHORT-TERM - During fiscal 1998, the Company received a $10,000,000 upfront payment from ALZA Corporation ("ALZA") to fund clinical development of Cereport. This amount has been recorded as deferred revenue and is being amortized based on actual costs incurred for the clinical development of Cereport. In addition, the Company received prepayments for research and development costs under other collaborative research projects which are being amortized over the minimum term of the agreements using the straight-line method.

      DEFERRED REVENUE - LONG-TERM - During fiscal 1996, the Company received a $5,000,000 prepayment of royalties under a collaborative agreement. This amount was recorded as deferred revenue at March 31, 1998 and accrued interest (included in other long-term liabilities) at a rate (6.16875% at March 31, 1998) equal to 0.20% above the one-year LIBOR rate. During fiscal 1999, the principal and accrued interest were converted to a note payable (see Note 6).

      PURCHASED PATENTS - Purchased patents, included in other assets, are amortized on a straight-line basis over a period of five years.

      DEFERRED COMPENSATION - Deferred compensation is related to awards under the Company's 1991 Restricted Common Stock Award Plan, compensatory stock options and common stock and is amortized over vesting periods ranging from one to five years.

      401(k) PLAN - The Company's 401(k) Retirement Savings Plan (the "401(k) Plan") covers substantially all of its employees. Eligible employees may contribute up to 17% of their eligible compensation, subject to certain Internal Revenue Service limitations. The Company began matching a portion of employee contributions on April 1, 1998. The match is equal to 50% of the first 6% of deferrals and is fully vested when made. During fiscal 1999, the Company provided approximately $307,000 to match employee deferrals under the 401(k) Plan.

      RECLASSIFICATIONS - Certain reclassifications have been made in fiscal 1998 and 1997 to conform to the presentation used in fiscal 1999.

      COMPREHENSIVE INCOME - The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on April 1, 1998. SFAS No. 130 requires companies to display comprehensive income and its components as part of the Company's full set of consolidated financial statements. Comprehensive income is comprised of net income and other comprehensive income. The measurement and presentation of net loss did not change. Other comprehensive income includes certain changes in equity of the Company that are excluded from the net loss. Specifically, SFAS No. 130 requires unrealized holding gains and losses on the Company's available-for-sale securities and cumulative foreign currency translation adjustments, which are currently reported in shareholders' equity, to be included in other comprehensive income.

      SEGMENTS - The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," on April 1, 1998. Under SFAS No. 131, the Company's operations are treated as one operating segment reporting to the chief operating decision-makers of the Company. Accordingly, the adoption of SFAS No. 131 did not have an effect on the Company's financial position or results of operations or its footnotes disclosures.

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS No. 133. Management has not yet assessed the impact of SFAS No. 133 on its financial position and results of operations.

3.    ACQUISITION OF ADVANCED INHALATION RESEARCH, INC. ("AIR")

      In February 1999 the Company acquired AIR, a private company focused on the development of pharmaceutical products based on proprietary pulmonary drug delivery technologies. The acquisition was accomplished by merging a newly formed, wholly owned subsidiary of the Company with and into AIR and has been accounted for as a tax-free pooling of interests. No adjustments to conform accounting policies of AIR were required. The Company has recorded merger costs of approximately $1,300,000 which have been charged to operations primarily in the quarter ended March 31, 1999. Pursuant to the merger agreement, the Company issued 3,680,508 shares of its common stock to the stockholders of AIR (see Note 5). An additional 119,474 shares of common stock were reserved for issuance upon the exercise of unvested stock options granted to employees and consultants of AIR which were assumed by the Company.

      Revenues and net loss of AIR for the periods before the merger were approximately $40,000 and $2,811,000, respectively, for the period from May 7, 1997 (date of incorporation) through March 31, 1998 and were $1,286,000 and $16,033,000, respectively, for the period April 1, 1998 to February 1, 1999, the date the merger was consummated. For the same periods, the net loss included noncash compensation charges of approximately $2,100,000 and $13,115,000, respectively.

4.    ALZA AGREEMENT

      In April 1998, Alkermes entered into an exclusive license agreement with ALZA, a pharmaceutical and drug delivery company, for two of ALZA's oral drug delivery technologies: RingCap and DST. The Company also acquired equipment to be used in the development of the technologies. A nonrecurring charge of approximately $3,200,000 for technology licensed but not yet commercially viable was recorded by the Company at the acquisition date. This charge represents that portion of the acquisition price of the acquired technology that was allocated to in-process research and development.

5.    SHAREHOLDERS' EQUITY

      RESTRICTED STOCK PURCHASE AGREEMENTS/COMMON STOCK - During fiscal 1999, the Company issued 3,680,508 shares of its common stock in conjunction with its acquisition of AIR. Of these shares, 2,401,115 shares of common stock were issued to key employees and consultants of AIR and are subject to restricted stock purchase agreements. The Company assumed these restricted stock purchase agreements entered into by AIR. The agreements state that if the consulting or employment relationship terminates within four years of issuance, the Company shall have the right, but not the obligation, to repurchase the nonvested shares from the shareholder at the share price initially paid by the shareholder. The restricted stock vests quarterly over a four-year period at different amounts for each shareholder. At March 31, 1999 and 1998, approximately 1,060,000 and 447,000 shares of restricted stock, respectively, had vested.

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

      The Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed or exchanged, into the Company's common stock at an initial conversion rate of 1.6878 shares of common stock for each share of Preferred Stock. The initial conversion rate is subject to adjustment in certain events. The Company has reserved 3,881,940 shares of its common stock for issuance upon conversion.

      Dividends on the Preferred Stock will be cumulative from the date of original issue and have been paid quarterly, commencing June 1, 1998 and payable each September 1, December 1, March 1 and June 1 thereafter, at the annual rate of $3.25 per share of Preferred Stock. Prior to March 6, 2001, the Preferred Stock is not redeemable at the option of the Company. Thereafter the Preferred Stock is redeemable at the option of the Company, in whole or in part, at declining redemption prices, together with accrued dividends. If redeemed during the 12-month period beginning March 1 (beginning March 6, 2001 and ending on February 28, 2002, in the case of the first such period) the per share redemption prices are $52.275 in 2001, $51.950 in 2002, $51.625 in 2003, $51.300 in 2004, $50.975 in 2005,
      $50.650 in 2006, $50.325 in 2007 and $50 at March 1, 2008 and thereafter.
      The Preferred Stock has a liquidation preference of $50 per share, plus accrued and unpaid dividends.

      The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning March 1, 1999 (the "Exchange Date") for the Company's 6-1/2% Convertible Subordinated Debentures (the "Debentures") at the rate of $50 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature on the tenth anniversary of the Exchange Date and will contain conversion and optional redemption provisions substantially identical to those of the Preferred Stock.

6.    LONG-TERM OBLIGATIONS

      Long-term obligations at March 31 consist of:

                                                                         1999           1998
Notes payable to a bank bearing interest at fixed rates
  (6.97%-8.58%), payable in monthly or quarterly installments,
  maturing in fiscal 2001 through 2004                                $28,133,333    $10,533,333

Note payable to a bank bearing interest at a fixed rate
  (7.96%), payable in quarterly installments
  of $375,000, maturing in fiscal 2000                                  1,500,000      3,000,000

Note payable to a corporate partner bearing interest at
  the prime rate (7.75% at March 31, 1999), maturing in
  fiscal 2000                                                           3,500,000      3,500,000

Note payable to a corporate partner bearing interest at 2.5% above the one-year LIBOR (7.72% at March 31, 1999),
  maturing in fiscal 2002                                               5,983,292             --

Notes payable - stockholders bearing interest at 7%,
  payable on demand                                                            --        500,000

Other                                                                          --          4,533
                                                                      -----------    -----------

                                                                       39,116,625     17,537,866

Less current portion                                                   10,700,000      4,604,533
                                                                      -----------    -----------

                                                                      $28,416,625    $12,933,333
                                                                      ===========    ===========

      The first bank note listed above is secured by a building and real property pursuant to a mortgage and certain of the Company's equipment pursuant to security agreements. One tranche of this bank loan totalling $11,000,000 is payable in seventeen equal quarterly installments of $275,000 and a balloon payment of $6,325,000 due on September 30, 2003. The loan is also secured by cash collateral (included in long-term investments at March 31, 1999) having a minimum market value of the lesser of $1,000,000 or the outstanding principal amount of the loan. Under the terms of the loan agreement, the Company is required to maintain a minimum unencumbered balance of cash and permitted investments and a minimum ratio of unencumbered cash and net quick assets to total liabilities as well as a minimum consolidated capital base.

      The second bank note listed above requires the Company to maintain a minimum net worth, a maximum ratio of total liabilities to net worth, a minimum current ratio and a minimum unencumbered balance of cash and permitted investments. Upon the breach of any of these financial covenants or the occurrence of any other event of default under the loan agreement, the Company would be required to deposit an amount equal to the then outstanding principal balance of the loan plus three months' interest into a restricted account at the bank. Under the terms of the loan agreement, the bank would have the right to liquidate such account and apply the proceeds to repayment of the loan if the Company's unencumbered cash and investment balance falls below $5,000,000.

      In January 1995, the Company borrowed $3,500,000 from a corporate partner. The principal amount of the loan, together with interest, is payable in the Company's common stock or cash, at the Company's option.

      In October 1998, the Company converted a prepayment of royalties from a former corporate partner, plus accrued interest, to a promissory note in the principal amount of $5,983,292 as a result of the discontinuation of a collaboration. The principal amount of the note, together with interest, is payable in the Company's common stock or cash, at the Company's option.

      At March 31, 1999, the maturities of the long-term obligations are as follows:

                                                               NOTES PAYABLE
                                                                 AND OTHER
         2000                                                   $10,700,000
         2001                                                     5,625,000
         2002                                                    10,966,625
         2003                                                     4,025,000
         2004                                                     7,800,000
                                                                -----------

                                                                $39,116,625
                                                                ===========

7.    INCOME TAXES

      At March 31, 1999, the Company has approximately $76,995,000 of net operating loss ("NOL") carryforwards for U.S. federal income tax purposes and approximately $7,884,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from 2002 through 2019.

      The components of the net deferred income tax assets at March 31 are as follows:

                                              1999             1998

  Acquired technology                     $         --     $    884,000
  Capitalized research and development
    expenses, net of amortization           11,750,000       13,471,000
  NOL carryforwards, federal and state      30,120,000       24,525,000
  Tax credit carryforwards                  11,220,000        6,961,000
  Alkermes Europe NOL carryforward           4,120,000        3,030,000
  Other                                      5,154,000        1,064,000
  Less valuation allowance                 (62,364,000)     (49,935,000)
                                          ------------     ------------

                                          $         --     $         --
                                          ============     ============

      The valuation allowance has been provided because of the uncertainty of realizing the future benefits of the net deferred income tax assets. The valuation allowance increased by $4,959,000 from March 31, 1997 to March 31, 1998.

      The ACTI NOL and research and development credit carryforwards (included in the table above) of approximately $4,780,000 and $790,000, respectively, acquired from Enzytech, Inc. are only available to offset future taxable income of ACTI.

8.    RELATED-PARTY TRANSACTIONS

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

      The net proceeds of the offering were used primarily to fund the further development and clinical testing of a family of molecules designated by the Company as Receptor-Mediated Permeabilizers(TM) ("RMPs"(TM)), including Cereport, for human pharmaceutical use in the United States and Canada. Proprietary RMP(TM) molecules developed by the Company may enhance the passage of small drug molecules from the bloodstream into the brain. Pursuant to the Product Development Agreement entered into in March 1992, the Company licensed to Clinical Partners certain of its technology relating to RMPs. Research and development of RMPs is being conducted by the Company for Clinical Partners pursuant to the Product Development Agreement. The Company was reimbursed by Clinical Partners for its actual costs incurred in conducting such research and development and also received a management fee of 10% of such costs. Such funding ended during the quarter ended June 30, 1996. None of the partners of Clinical Partners is obligated to make any further capital contributions. Since the funding was not sufficient to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and collaborative arrangements. The Company is required to fund the development of Cereport to maintain its Purchase Option, as defined below, with the limited partners.

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

      At March 31, 1999, warrants to purchase shares of the Company's common stock were outstanding as follows:

                                                                             EXERCISE
        NUMBER OF COMMON                                                      PRICE
      SHARES ISSUABLE UPON     EXPIRATION               WARRANT                PER
      EXERCISE OF WARRANTS        DATE                   CLASS                SHARE
          137,200            July 31, 1999       Class A 1992 Warrants       $ 20.03
          760,694            March 31, 2000   1994 Class A and B Warrants       5.00
           13,950            April 14, 2000      Class A 1995 Warrants          3.54
          -------
          911,844
          =======

9.    RESEARCH AND DEVELOPMENT ARRANGEMENTS

      The Company has entered into several collaborative agreements with corporate partners (the "Partners") to provide research and development activities relating to the partners' products. In connection with these agreements, the Company has granted certain licenses or the right to obtain certain licenses to technology developed by the Company. In return for such grants, the Company will receive certain payments upon the achievement of certain milestones and will receive royalties on sales of products developed under the terms of the agreements. Additionally, the Company has or may obtain the right to manufacture and supply products developed under certain of these agreements.

      During fiscal 1999, 1998 and 1997, research and development revenue under collaborative arrangements from Genentech, Inc. ("Genentech") amounted to 33%, 30% and 28%, and Johnson & Johnson amounted to 28%, 36% and 47%, respectively, of total revenues.

10.   COMMITMENTS

      LEASE COMMITMENTS - The Company leases certain of its offices, research laboratories and manufacturing facilities under operating leases with initial terms of two to ten years expiring between 2001 and 2008. Several of the leases contain provisions for extensions for up to ten years. Total annual future minimum lease payments are as follows:

         2000                                              $ 3,564,000
         2001                                                2,486,000
         2002                                                1,470,000
         2003                                                  396,000
         2004                                                  322,000
         Thereafter                                          1,339,000

      Rent expense charged to operations was approximately $4,237,000, $3,618,000 and $3,342,000 for the years ended March 31, 1999, 1998 and
      1997, respectively.

      Additionally, a U.S. Treasury Bill with a total principal amount of $250,000 is being held by a bank in the Company's name as a security deposit on the leases and, accordingly, has been classified as a long-term investment at March 31, 1999.

      LICENSE AND ROYALTY COMMITMENTS - The Company has entered into license agreements with certain corporations and universities which require the Company to pay annual license fees and royalties based on a percentage of revenues from sales of certain products and royalties from sublicenses granted by the Company. Amounts paid under these agreements were approximately $127,000, $112,000 and $92,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

11.   STOCK OPTIONS AND AWARDS

      The Company's Stock Option Plans (the "Plans") include the Amended and Restated 1989 Non-Qualified Stock Option Plan (the "1989 Plan"), the Amended and Restated 1990 Omnibus Stock Option Plan, as amended (the "1990 Plan"), the 1992 Non-Qualified Stock Option Plan (the "1992 Plan") and the 1998 Equity Incentive Plan (the "1998 Plan") which provide for the granting of stock options to employees, officers and directors of, and consultants to, the Company. In addition, the Stock Option Plan for Non-Employee Directors (the "Director Plan") provides for the granting of stock options to nonemployee directors of the Company. Nonqualified options to purchase up to 225,000 shares of the Company's common stock may be granted under the 1989 Plan, nonqualified and incentive options to purchase up to 3,250,000 shares of the Company's common stock may be granted under the 1990 Plan, nonqualified options to purchase up to 1,000,000 shares of the Company's common stock may be granted under the 1992 Plan, nonqualified and incentive stock options and restricted stock to purchase up to 591,487 shares may be granted under the 1998 Plan and nonqualified options to purchase up to 150,000 shares of the Company's common stock may be granted under the Director Plan. Unless sooner terminated, the 1989 Plan will terminate on July 18, 1999, the 1990 Plan will terminate on September 19, 2000, the 1992 Plan will terminate on November 11, 2002, the 1998 Plan will terminate on April 1, 2008 and the Director Plan will terminate on March 18, 2006. The Company has reserved a total of 4,211,033 shares of common stock for options outstanding and available for future grant under the six plans.

      The Compensation Committee of the Board of Directors administers the Plans and determines who is to receive options and the exercise price and terms of such options. The Compensation Committee has delegated its authority to the Compensation Sub-Committee to make grants and awards under the Plans to "officers." The Board of Directors administers the Director Plan. The option exercise price of stock options granted under the 1989 Plan, the 1990 Plan, the 1998 Plan and the Director Plan may not be less than 100% of the fair market value of the common stock on the date of grant. Under the terms of the 1992 Plan, the option exercise price may be below the fair market value, but not below par value, of the underlying stock at the time the option is granted.

      The 1989 Plan, the 1990 Plan and the 1992 Plan also provide that the Compensation Committee may grant Limited Stock Appreciation Rights ("LSARs") with respect to all or any portion of the shares covered by stock options granted to directors and executive officers. LSARs may be granted with the grant of a nonqualified stock option or at any time during the term of such option but may only be granted with the grant of an incentive stock option. The grant of LSARs will not be effective until six months after their date of grant. Upon the occurrence of certain triggering events, including a change of control, the options with respect to which LSARs have been granted shall become immediately exercisable and the persons who have received LSARs will automatically receive a cash payment in lieu of shares. At March 31, 1999, there are 400,750 LSARS outstanding which have been granted under the 1990 Plan. No LSARS were granted during fiscal 1999, 1998 and 1997.

      The Company has also adopted the 1991 Restricted Common Stock Award Plan (the "Award Plan"). The Award Plan provides for the award to certain eligible employees, officers and directors of, and consultants to, the Company of up to a maximum of 250,000 shares of common stock. The Award Plan is administered by the Compensation Committee. Awards generally vest over five years. During fiscal 1999, 1998 and 1997, no shares of common stock were awarded under the Award Plan and 2,850, 2,400 and 2,400 shares, respectively, ceased to be subject to forfeiture and were issued. In addition, 2,000, 1,800 and zero shares were canceled during the years ended March 31, 1999, 1998 and 1997, respectively. At March 31, 1999, 1998 and 1997 there were 30,400, 35,250 and 35,200 awards outstanding under the Award Plan, respectively. The Award Plan will terminate on November 15, 2001, unless sooner terminated by the Board of Directors.

      The Company has elected to continue to follow Accounting Principles Board ("APB") No. 25 for accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized with respect to the grant of any stock options to employees if the exercise price of the Company's employee stock options equals the fair market price of the underlying stock on the date the option is granted.

      Pro forma information regarding net loss and basic and diluted loss per common share in fiscal 1999, 1998 and 1997 has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The resulting effect on pro forma net loss and basic and diluted loss per common share is not necessarily likely to be representative of the effects on net loss and basic and diluted loss per common share on a pro forma basis in future years, due to (i) grants made prior to fiscal 1996 being excluded from the calculation and (ii) the uncertainty regarding the magnitude of future grants. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 4.79% - 5.68% for fiscal 1999, 5.56% - 5.90% for fiscal 1998 and 6.60% - 6.84% for fiscal 1997; dividend yields of 0% in fiscal 1999, 1998 and 1997; volatility factors of the expected market price of the Company's common stock of 67% in fiscal 1999, 65% in fiscal 1998 and 67% in fiscal 1997; and a weighted average expected life of 4 years in fiscal 1999 and 5 years in fiscal years 1998 and 1997. Using the Black-Scholes option pricing model, the weighted average fair value of options granted in fiscal 1999, 1998 and 1997 was $7.90, $10.39 and $8.00, respectively.

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the vesting period of the option. Pro forma information for the years ended March 31 is as follows:

                                                              1999               1998               1997
Net loss - as reported                                   $  (48,510,670)    $  (12,582,201)    $  (18,797,818)
Net loss - pro forma                                        (53,654,009)       (15,112,287)       (19,971,317)
Basic and diluted loss per common share - as reported             (1.98)             (0.55)             (1.03)
Basic and diluted loss per common share - pro forma               (2.18)             (0.66)             (1.09)

      A summary of option activity under the 1989, 1990, 1992, 1998 and Director Plans is as follows:

                                                     EXERCISE       WEIGHTED
                                   NUMBER             PRICE         AVERAGE
                                     OF                PER          EXERCISE
                                   SHARES             SHARE           PRICE
   Balance, April 1, 1996         1,736,004      $0.56 -  $14.875     $ 3.78

     Granted                        449,650       9.31 -   28.75       14.53
     Exercised                     (142,575)      0.56 -   14.875       3.43
     Canceled                       (70,670)      1.00 -   14.88        4.90
                                  ---------       ---------------     ------

   Balance, March 31, 1997        1,972,409       0.56  -  28.75        6.22

     Granted                        487,800      12.81  -  26.94       17.33
     Exercised                     (183,648)      0.56  -  14.75        5.02
     Canceled                      (153,613)      2.13  -  28.75       13.58
                                  ---------       ---------------     ------

   Balance, March 31, 1998        2,122,948       0.56  -  27.69        8.34

     Granted                      1,331,967       0.59  -  31.84       14.83
     Exercised                      (68,408)      0.56  -  23.00        4.26
     Canceled                       (74,691)      0.59  -  25.25       18.21
                                  ---------       ---------------     ------

   Balance, March 31, 1999        3,311,816       $0.56  - $31.84     $10.81
                                  =========      ================     ======

      Options granted generally vest over four years, except options granted under the Director Plan which vest after six months.

      The following table summarizes information concerning outstanding and exercisable options at March 31, 1999:

                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                    ----------------------------------------    ----------------------
                                     WEIGHTED
                                     AVERAGE
                                    REMAINING       WEIGHTED                  WEIGHTED
                                   CONTRACTUAL      AVERAGE                   AVERAGE
    RANGE OF          NUMBER           LIFE         EXERCISE       NUMBER     EXERCISE
EXERCISE PRICES     OUTSTANDING     (IN YEARS)       PRICE      EXERCISABLE    PRICE
 $  0.56 - $ 6.50    1,186,589         5.07         $  3.38      1,111,463     $ 3.29
    6.88 -  14.31    1,144,202         8.92           12.19        186,716      12.32
   14.44 -  31.84      981,025         8.74           18.19        181,094      16.83
 ----------------    ---------        -----         -------      ---------     ------

 $  0.56 - $31.84    3,311,816         7.49         $ 10.81      1,479,273     $ 6.09
 ================    =========        =====         =======      =========     ======

12.   SUBSEQUENT EVENT

      GENENTECH AGREEMENT, 1999 PREFERRED STOCK - In April 1999, the Company amended its license agreement with Genentech to expand their collaboration for Nutropin Depot(TM), an injectable sustained release formulation of Genentech's human growth hormone based on Alkermes' ProLease drug delivery system. Under the agreement, the companies will conduct expanded development activities, including clinical trials in an additional indication, process and formulation development and manufacturing. The agreement includes potential milestone payments to the Company of approximately $40 million.

      The terms of the collaboration included the purchase by Genentech of $35 million (3,500 shares) of newly issued redeemable convertible exchangeable preferred stock of the Company (the "1999 Preferred Stock"). The 1999 Preferred Stock is convertible at Genentech's option into shares of common stock and non-voting common stock during any period after September 1, 1999 that the closing price of the Company's common stock is above $45 per share for at least 10 consecutive trading days. The Company has the option to redeem the 1999 Preferred Stock, in whole or in part, at any time at the redemption price of $10,000 per share plus accrued and unpaid dividends (the "1999 Redemption Price"). There will be a mandatory redemption of any outstanding shares of the 1999 Preferred Stock on January 1, 2009 at the 1999 Redemption Price. The Company has the option to pay the 1999 Redemption Price in cash, common stock or non-voting common stock.

      The 1999 Preferred Stock will be junior to the Company's outstanding $115 million of convertible exchangeable preferred stock that was issued by the Company in March 1998. The 1999 Preferred Stock has a liquidation preference of $10,000 per share, plus accrued and unpaid dividends. Dividends on the 1999 Preferred Stock are payable quarterly at a floating three-month LIBOR rate.

                                   * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Directors. The information with respect to directors required by this item is incorporated herein by reference to pages 2, 3, 4, 13, 20 and 21 of our Proxy Statement for our annual shareholders' meeting to be held on August 6, 1999 (the "1999 Proxy Statement").

         (b) Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of this Report.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to pages 10 through 19 of the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to pages 20 and 21 of the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to page 22 of the 1999 Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a)      Documents filed as part of the Report:

                           (1) Consolidated Financial Statements of the Registrant and Independent Auditors' Report thereon:

                                    Consolidated Balance Sheets, March 31, 1999 and 1998.

                                    Consolidated Statements of Operations and
                                    Comprehensive Loss for the Years Ended March
                                    31, 1999, 1998 and 1997.

                                    Consolidated Statements of Shareholders'
                                    Equity for the Years Ended March 31, 1999,
                                    1998 and 1997.

                                    Consolidated Statements of Cash Flows for the Years Ended March 31, 1999, 1998 and 1997.

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

         3.1(f) Amendment to Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 12, 1999 (1999 Preferred Stock Terms).

         3.1(g) Amendment to Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 12, 1999 (Non-Voting Common Stock Terms).

         3.2 Amended and Restated By-Laws of Alkermes, Inc., effective as of June 2, 1999.

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

         4.3      Specimen of 1999 Preferred Stock Certificate of Alkermes, Inc.

         4.4      Specimen of Non-Voting Common Stock Certificate of Alkermes,
                  Inc.

         4.5 Form of 1992 Warrant to purchase 2,800 shares of the Registrant's Common Stock. (Incorporated by reference to
                  Exhibit 4.2 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

         4.6 Form of 1995 Warrant to purchase 300 shares of the Registrant's Common Stock. (Incorporated by reference to
                  Exhibit 4.3 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

         4.7 Form of Global Warrant Certificate for 1994 Class A Warrants. (Incorporated by reference to Exhibit 4.6 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         4.8 Form of Global Warrant Certificate for 1994 Class B Warrants. (Incorporated by reference to Exhibit 4.7 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         4.9 Form of Global Warrant Certificate for 1994 Affiliate Warrants. (Incorporated by referenced to Exhibit 4.8 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         4.10 Form of Global Warrant Certificate for 1994 Incentive Warrants. (Incorporated by reference to Exhibit 4.9 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         4.11 Warrant Agreement, dated as of November 18, 1994, by and between the Registrant and The First National Bank of Boston. (Incorporated by reference to Exhibit 4.10 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         4.12 Indenture, dated as of March 1, 1998, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-3, as amended (File No. 333-50157).)

         10.1 Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-44752).)+

         10.2 Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1998.)+

         10.3 1991 Restricted Common Stock Award Plan. (Incorporated by reference to Exhibit 4.2(a) to the Registrant's Registration Statement on Form S-8 (File No. 33-58330).)+

         10.4 1992 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)+

         10.5 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)+

         10.6     Alkermes, Inc. 1998 Equity Incentive Plan.+

         10.7     1999 Stock Option Plan.+

         10.8 Lease, dated as of September 18, 1991, between Forest City 64 Sidney Street, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.19 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

         10.8(a) First Amendment of Lease, dated September 18, 1992, between Forest City 64 Sidney Street, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)

         10.9 Lease, dated as of March 16, 1990, between Forest City 64 Sidney Street, Inc. and Enzytech, Inc. (Incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)

         10.10 Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

         10.10(a) First Amendment of Lease, dated June 9, 1997, between the
                  Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

         10.11 Product Development Agreement, dated as of March 6, 1992, between the Partnership and the Registrant. (Incorporated by reference to Exhibit 10.21 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

         10.12 Purchase Agreement, dated as of March 6, 1992, by and among the Registrant and each of the Limited Partners, from time to time, of the Partnership. (Incorporated by reference to Exhibit 10.22 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

         10.13 Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992. (Incorporated by reference to Exhibit 10.23 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

         10.13(a) Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992. (Incorporated by reference to Exhibit 10.22(a) to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)

         10.13(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993. (Incorporated by reference to Exhibit 10.22(b) to the Registrant's Registration Statement on Form S-3, as amended (File No. 33-64964).)

         10.14 Class A Note of Alkermes Development Corporation II, dated April 10, 1992, to PaineWebber Development Corporation in the amount of $100.00. (Incorporated by reference to Exhibit 10.24 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

         10.15 License Agreement, dated February 5, 1990, between Enzytech, Inc. and Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)*

         10.16 Note Purchase Agreement, dated as of January 9, 1995, by and between the Registrant and Genentech, Inc. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         10.17 Convertible Promissory Note of the Registrant dated January 31, 1995. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         10.18 License Agreement, dated as of April 14, 1999, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Diamond)

         10.19 Discontinuation Agreement, dated as of April 14, 1999, by and between the Registrant and Genentech, Inc. (Diamond)

         10.20 Development Agreement, dated as of December 23, 1993, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International. (Incorporated by reference to Exhibit 10.18 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)(Cross)

         10.20(a) First Amendment to Development Agreement, dated as of December
                  23, 1993, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International. (Incorporated by reference to Exhibit 10.18(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)(Cross)

         10.20(b) Second Amendment to the Development Agreement, dated April 28,
                  1997, by and between Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica Inc. (Incorporated by reference to Exhibit 10.22(b) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

         10.21 License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (United States). (Incorporated by reference to Exhibit 10.19 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)(Cross)

         10.22 License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except United States). (Incorporated by reference to Exhibit 10.20 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)(Cross)

         10.23 Development and License Agreement, dated as of January 19, 1998, between The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, Alkermes, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.25 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1998.) +++

         10.24 Supply and License Agreement dated as of January 19, 1998, between The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, Janssen Pharmaceutica International, a division of Cilag AG International, Alkermes, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.26 of the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1998.)+++

         10.25 Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc., as amended. (Diamond)

         10.26 Loan Agreement, dated December 30, 1993, among the Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited. (Incorporated by reference to Exhibit 10.33 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1993.)

         10.26(a) Amendment No. 1 to Loan Agreement, dated as of December 31,
                  1994, among the Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited. (Incorporated by reference to Exhibit 10.21(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)

         10.26(b) Amendment to Loan Agreement, dated as of December 29, 1995, by and among Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995.)

         10.26(c) Omnibus Amendment to Loan Documents, dated as of July 26,
                  1996, among the Registrant, Alkermes Investments, Inc. and The Sumitomo Bank, Limited (as assignee of The Daiwa Bank, Limited). (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1996.)

         10.27 Second Amended and Restated Note, dated July 26, 1996, by Registrant and Alkermes Investments, Inc. to The Sumitomo Bank, Limited. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1996.)

         10.28 Letter Agreement, dated September 27, 1996, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutic Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)++

         10.28(a) Loan Supplement and Modification Agreement, dated as of June
                  2, 1997, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.27(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

         10.28(b) Second Loan Supplement and Modification Agreement, dated as of
                  March 19, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.29(b) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.28(c) Third Loan Supplement and Modification Agreement, dated as of
                  September 24, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

         10.29 Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutic Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.30 Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.31 Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.6 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.32 Environmental Indemnity Agreement, dated as of September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to
                  Exhibit 10.7 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.33 Promissory Note of the Registrant, dated December 23, 1994, to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit 10.20 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         10.33(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.34 Promissory Note, dated December 19, 1995, by Registrant to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995.)

         10.34(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.35 Promissory Note, dated September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.36 Promissory Note, dated June 2, 1997, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.35 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

         10.37 Promissory Note, dated March 19, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibits 10.38 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.38 Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($11,000,000). (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

         10.39 Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($9,000,000). (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

         10.40 Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-40250).)+

         10.41 Employment Agreement, entered into as of June 13, 1994, by and between Robert A. Breyer and the Registrant. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1994.)+

         10.42    Incentive Loan Program.+

         21       Subsidiaries of the Registrant.

         23       Consent of Deloitte & Touche LLP.

         27       Financial Data Schedule.


* Confidential status has been granted for certain provisions thereof pursuant to a Commission Order granted January 8, 1993. Such provisions have been filed separately with the Commission.

(Cross) Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

++ Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted April 17, 1997. Such provisions have been filed separately with the Commission.

+++ Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 7, 1998. Such provisions have been filed separately with the Commission.

(Diamond) Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed June 29, 1999. Such provisions have been filed separately with the Commission.

+ Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.

                     (b) Since the beginning of the quarter ended March 31, 1999, the Registrant filed a report on Form 8-K, dated February 1, 1999, amended by Forms 8-K/A filed on April 19, 1999 and May 12, 1999, and reports on Form 8-K, dated April 7, 1999 and April 15, 1999.

                                   UNDERTAKING

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8, Nos. 33-44752, 33-58330, 33-97468, 333-13283, 333-50357 and 333-71011 and
on Form S-3, Nos. 333-75645, 333-75649, 333-50157, 333-19955 and 33-90736.

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

                                            ALKERMES, INC.


June 29, 1999                               By:  /s/ Richard F. Pops
                                                --------------------------------
                                                 Richard F. Pops
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                    Title                           Date
---------                                    -----                           ----
/s/ Michael A. Wall            Director and Chairman of the             June 29, 1999
-------------------------      Board
Michael A. Wall


/s/ Richard F. Pops            Director and Chief Executive Officer     June 29, 1999
-------------------------      (Principal Executive Officer)
Richard F. Pops


/s/ James M. Frates            Vice President, Chief                    June 29, 1999
-------------------------      Financial Officer and
James M. Frates                Treasurer (Principal
                               Financial and Accounting
                               Officer)


/s/ Floyd E. Bloom             Director                                 June 29, 1999
-------------------------
Floyd E. Bloom


 /s/ Robert A. Breyer          President and Chief Operating            June 29, 1999
-------------------------      Officer and Director
Robert A. Breyer


 /s/ John K. Clarke            Director                                 June 29, 1999
-------------------------
John K. Clarke

/s/ Alexander Rich             Director                                 June 29, 1999
-------------------------
Alexander Rich


/s/ Paul Schimmel              Director                                 June 29, 1999
-------------------------
Paul Schimmel

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

         3.1(f) Amendment to Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 12, 1999 (1999 Preferred Stock Terms).

         3.1(g) Amendment to Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 12, 1999 (Non-Voting Common Stock Terms).

         3.2 Amended and Restated By-Laws of Alkermes, Inc., effective as of June 2, 1999.

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

         4.3      Specimen of 1999 Preferred Stock Certificate of Alkermes, Inc.

         4.4      Specimen of Non-Voting Common Stock Certificate of Alkermes,
                  Inc.

         4.5 Form of 1992 Warrant to purchase 2,800 shares of the Registrant's Common Stock. (Incorporated by reference to
                  Exhibit 4.2 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

         4.6 Form of 1995 Warrant to purchase 300 shares of the Registrant's Common Stock. (Incorporated by reference to
                  Exhibit 4.3 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

         4.7 Form of Global Warrant Certificate for 1994 Class A Warrants. (Incorporated by reference to Exhibit 4.6 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         4.8 Form of Global Warrant Certificate for 1994 Class B Warrants. (Incorporated by reference to Exhibit 4.7 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         4.9 Form of Global Warrant Certificate for 1994 Affiliate Warrants. (Incorporated by referenced to Exhibit 4.8 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         4.10 Form of Global Warrant Certificate for 1994 Incentive Warrants. (Incorporated by reference to Exhibit 4.9 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         4.11 Warrant Agreement, dated as of November 18, 1994, by and between the Registrant and The First National Bank of Boston. (Incorporated by reference to Exhibit 4.10 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         4.12 Indenture, dated as of March 1, 1998, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-3, as amended (File No. 333-50157).)

         10.1 Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-44752).)+

         10.2 Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1998.)+

         10.3 1991 Restricted Common Stock Award Plan. (Incorporated by reference to Exhibit 4.2(a) to the Registrant's Registration Statement on Form S-8 (File No. 33-58330).)+

         10.4 1992 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)+

         10.5 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)+

         10.6     Alkermes, Inc. 1998 Equity Incentive Plan.+

         10.7     1999 Stock Option Plan.+

         10.8 Lease, dated as of September 18, 1991, between Forest City 64 Sidney Street, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.19 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

         10.8(a) First Amendment of Lease, dated September 18, 1992, between Forest City 64 Sidney Street, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)

         10.9 Lease, dated as of March 16, 1990, between Forest City 64 Sidney Street, Inc. and Enzytech, Inc. (Incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)

         10.10 Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

         10.10(a) First Amendment of Lease, dated June 9, 1997, between the
                  Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

         10.11 Product Development Agreement, dated as of March 6, 1992, between the Partnership and the Registrant. (Incorporated by reference to Exhibit 10.21 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

         10.12 Purchase Agreement, dated as of March 6, 1992, by and among the Registrant and each of the Limited Partners, from time to time, of the Partnership. (Incorporated by reference to Exhibit 10.22 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

         10.13 Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992. (Incorporated by reference to Exhibit 10.23 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

         10.13(a) Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992. (Incorporated by reference to Exhibit 10.22(a) to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)

         10.13(b) Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993. (Incorporated by reference to Exhibit 10.22(b) to the Registrant's Registration Statement on Form S-3, as amended (File No. 33-64964).)

         10.14 Class A Note of Alkermes Development Corporation II, dated April 10, 1992, to PaineWebber Development Corporation in the amount of $100.00. (Incorporated by reference to Exhibit 10.24 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

         10.15 License Agreement, dated February 5, 1990, between Enzytech, Inc. and Massachusetts Institute of Technology. (Incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-54932).)*

         10.16 Note Purchase Agreement, dated as of January 9, 1995, by and between the Registrant and Genentech, Inc. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         10.17 Convertible Promissory Note of the Registrant dated January 31, 1995. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         10.18 License Agreement, dated as of April 14, 1999, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Diamond)

         10.19 Discontinuation Agreement, dated as of April 14, 1999, by and between the Registrant and Genentech, Inc. (Diamond)

         10.20 Development Agreement, dated as of December 23, 1993, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International. (Incorporated by reference to Exhibit 10.18 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.) (Cross)

         10.20(a) First Amendment to Development Agreement, dated as of December
                  23, 1993, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International. (Incorporated by reference to Exhibit 10.18(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.) (Cross)

         10.20(b) Second Amendment to the Development Agreement, dated April 28,
                  1997, by and between Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica Inc. (Incorporated by reference to Exhibit 10.22(b) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

         10.21 License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (United States).

                  (Incorporated by reference to Exhibit 10.19 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.) (Cross)

         10.22 License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except United States). (Incorporated by reference to Exhibit 10.20 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.) (Cross)

         10.23 Development and License Agreement, dated as of January 19, 1998, between The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, Alkermes, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.25 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1998.)+++

         10.24 Supply and License Agreement dated as of January 19, 1998, between The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation, Janssen Pharmaceutica International, a division of Cilag AG International, Alkermes, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit
                  10.26 of the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1998.)+++

         10.25 Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc., as amended. (Diamond)

         10.26 Loan Agreement, dated December 30, 1993, among the Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited. (Incorporated by reference to Exhibit 10.33 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1993.)

         10.26(a) Amendment No. 1 to Loan Agreement, dated as of December 31,
                  1994, among the Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited. (Incorporated by reference to Exhibit 10.21(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)

         10.26(b) Amendment to Loan Agreement, dated as of December 29, 1995, by and among Registrant, Alkermes Investments, Inc. and The Daiwa Bank, Limited (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995.)

         10.26(c) Omnibus Amendment to Loan Documents, dated as of July 26,
                  1996, among the Registrant, Alkermes Investments, Inc. and The Sumitomo Bank, Limited (as assignee of The Daiwa Bank, Limited). (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1996.)

         10.27 Second Amended and Restated Note, dated July 26, 1996, by Registrant and Alkermes Investments, Inc. to The Sumitomo Bank, Limited. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1996.)

         10.28 Letter Agreement, dated September 27, 1996, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutic Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)++

         10.28(a) Loan Supplement and Modification Agreement, dated as of June
                  2, 1997, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.27(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

         10.28(b) Second Loan Supplement and Modification Agreement, dated as of
                  March 19, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.29(b) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.28(c) Third Loan Supplement and Modification Agreement, dated as of
                  September 24, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

         10.29 Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutic Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.30 Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.31 Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.6 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.32 Environmental Indemnity Agreement, dated as of September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to
                  Exhibit 10.7 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.33 Promissory Note of the Registrant, dated December 23, 1994, to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit 10.20 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         10.33(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant.

                  (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.34 Promissory Note, dated December 19, 1995, by Registrant to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995.)

         10.34(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.35 Promissory Note, dated September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.36 Promissory Note, dated June 2, 1997, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.35 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

         10.37 Promissory Note, dated March 19, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibits 10.38 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.38 Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($11,000,000). (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

         10.39 Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($9,000,000). (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

         10.40 Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-40250).)+

         10.41 Employment Agreement, entered into as of June 13, 1994, by and between Robert A. Breyer and the Registrant. (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1994.)+

         10.42    Incentive Loan Program.+

          21       Subsidiaries of the Registrant.

          23       Consent of Deloitte & Touche LLP.

          27       Financial Data Schedule.


* Confidential status has been granted for certain provisions thereof pursuant to a Commission Order granted January 8, 1993. Such provisions have been filed separately with the Commission.

(Cross) Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

++ Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted April 17, 1997. Such provisions have been filed separately with the Commission.

+++ Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 7, 1998. Such provisions have been filed separately with the Commission.

(Diamond) Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed June 29, 1999. Such provisions have been filed separately with the Commission.

+ Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.