Form 10-Q
period 1999-06-30
ALKERMES INC
filed 1999-08-16
CIK 874663

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

Commission file number 0-19267

                                 ALKERMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                       23-2472830
     -------------------------------                          ----------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

      64 SIDNEY STREET, CAMBRIDGE, MA                            02139-4136
  ----------------------------------------                       ----------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number including area code:  (617) 494-0171
                                                   -----------------------------

                                 NOT APPLICABLE
              ----------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]_


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                  SHARES OUTSTANDING AS OF AUGUST 6, 1999

  Common Stock, par value $.01                      25,215,260

  Non-Voting Common Stock,
    par value $.01                                           0

                         ALKERMES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets                                    3
             - June 30, 1999 and March 31, 1999

             Consolidated Statements of Operations                          4
             - Three months ended June 30, 1999 and 1998

             Consolidated Statement of Shareholders' Equity                 5
             - Three months ended June 30, 1999

             Consolidated Statements of Cash Flows                          6
             - Three months ended June 30, 1999 and 1998

             Notes to Consolidated Financial Statements                     7

     Item 2. Management's Discussion and Analysis of                        9
             Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk    14

PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders           15

     Item 6. Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                 19

EXHIBIT INDEX                                                              20


                                       (2)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

                         ALKERMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                    June 30,        March 31,
                                                                                      1999            1999
                                                                                  ------------    ------------

                                                  ASSETS
Current Assets:
      Cash and cash equivalents                                                   $  4,464,507    $  9,115,432
      Short-term investments                                                       182,591,646     154,303,220
      Prepaid expenses and other current assets                                      5,666,013       5,745,047
                                                                                  ------------    ------------
           Total current assets                                                    192,722,166     169,163,699
                                                                                  ------------    ------------
Property, Plant and Equipment:
      Land                                                                             235,000         235,000
      Building                                                                       3,486,087       3,483,862
      Furniture, fixtures and equipment                                             32,507,581      31,302,274
      Leasehold improvements                                                        12,858,511      12,635,756
                                                                                  ------------    ------------
                                                                                    49,087,179      47,656,892
           Less accumulated depreciation and amortization                          (16,010,019)    (14,292,146)
                                                                                  ------------    ------------
                                                                                    33,077,160      33,364,746
                                                                                  ------------    ------------
Investments                                                                          5,152,759       8,436,067
                                                                                  ------------    ------------
Other Assets                                                                         2,410,569       2,487,757
                                                                                  ------------    ------------
                                                                                  $233,362,654    $213,452,269
                                                                                  ============    ============


                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued expenses                                       $  5,223,113    $  6,642,005
      Accrued interest                                                               1,721,329       1,570,201
      Deferred revenue                                                               7,056,154       9,587,933
      Long-term obligations-current portion                                         10,325,000      10,700,000
                                                                                  ------------    ------------
           Total current liabilities                                                24,325,596      28,500,139
                                                                                  ------------    ------------
Long-Term Obligations                                                               26,991,625      28,416,625
                                                                                  ------------    ------------
Other Long-Term Liabilities                                                            424,869         329,614
                                                                                  ------------    ------------
Shareholders' Equity:
      Capital stock, par value $.01 per share:
        authorized, 2,700,000 shares; none issued
      $3.25 Convertible exchangeable preferred stock, par value $.01 per share:
        authorized and issued, 2,300,000 shares at June 30, 1999 and
        March 31, 1999 (liquidation preference of $115,000,000)                         23,000          23,000
      1999 Convertible exchangeable preferred stock, par value $.01 per share:
        authorized and issued, 3,500 shares at June 30, 1999
        (liquidation preference of $35,000,000)                                             35              --
      Common stock, par value $.01 per share:
        authorized, 40,000,000 shares; issued 25,086,837 shares at
        June 30, 1999 and 24,982,459 shares at March 31, 1999                          250,868         249,825
      Additional paid-in capital                                                   379,941,002     346,849,432
      Deferred compensation                                                         (7,307,947)     (9,932,199)
      Accumulated other comprehensive income (loss)                                     38,453         (46,873)
      Accumulated deficit                                                         (191,324,847)   (180,937,294)
                                                                                  ------------    ------------
           Total shareholders' equity                                              181,620,564     156,205,891
                                                                                  ------------    ------------
                                                                                  $233,362,654    $213,452,269
                                                                                  ============    ============


See notes to consolidated financial statements.

                                       (3)

                         ALKERMES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months   Three Months
                                                       Ended          Ended
                                                      June 30,       June 30,
                                                        1999           1998
                                                    ------------   ------------
Revenues:
 Research and development revenue under
    collaborative arrangements                      $  5,762,521   $  7,780,134
 Interest income                                       2,459,989      2,591,547
                                                    ------------   ------------
                                                       8,222,510     10,371,681
                                                    ------------   ------------
Expenses:
 Research and development                             12,270,006      9,531,744
 General and administrative                            3,435,992      2,849,219
 Noncash compensation expense                             62,197      3,303,223
 Interest expense                                        743,154        441,982
 Acquisition of in-process research and development           --      3,221,253
                                                    ------------   ------------
                                                      16,511,349     19,347,421
                                                    ------------   ------------

Net loss                                              (8,288,839)    (8,975,740)

Preferred stock dividends                             (2,098,714)    (1,848,050)

                                                    ------------   ------------
Net loss attributable to common shareholders        $(10,387,553)  $(10,823,790)
                                                    ============   ============

Basic and diluted loss per common share             $      (0.41)  $      (0.44)
                                                    ============   ============

Weighted average number of common shares
  outstanding                                         25,039,627     24,393,900
                                                    ============   ============





See notes to consolidated financial statements.

                                       (4)

                         ALKERMES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                 $3.25 Convertible    1999 Convertible
                                                    Exchangeable        Exchangeable                               Additional
                                                  Preferred Stock     Preferred Stock           Common Stock         Paid-in
                                                 Shares     Amount   Shares     Amount       Shares      Amount      Capital
----------------------------------------        -------     ------   ------     ------       ------      ------    ------------

Balance, April 1, 1999                          2,300,000   $23,000       --   $     --    24,982,459   $249,825   $346,849,432

Issuance of common stock                               --        --       --         --       104,378      1,043        653,660

Issuance of 1999 convertible
  exchangeable preferred stock                         --        --    3,500         35            --         --     34,999,965

Noncash compensation                                   --        --       --         --            --         --     (2,562,055)

Amortization of noncash compensation                   --        --       --         --            --         --             --

Unrealized gain on marketable securities               --        --       --         --            --         --             --

Cumulative foreign currency translation
  adjustments                                          --        --       --         --            --         --             --

Net loss for period                                    --        --       --         --            --         --             --

Preferred stock dividends                              --        --       --         --            --         --             --
----------------------------------------        ---------   -------    -----   --------    ----------   --------   ------------

Balance, June 30, 1999                          2,300,000   $23,000    3,500   $     35    25,086,837   $250,868   $379,941,002
                                                =========   =======    =====   ========    ==========   ========   ============



                                                            Other Comprehensive Income (Loss)

                                                            Foreign Currency  Unrealized Gain
                                                Deferred      Translation      on Marketable     Accumulated
                                              Compensation    Adjustments       Securities         Deficit          Total
----------------------------------------      ------------    -----------       ----------       -----------     ------------

Balance, April 1, 1999                        $(9,932,199)         $(46,873)         $     --   $(180,937,294)   $156,205,891

Issuance of common stock                               --                --                --              --         654,703

Issuance of 1999 convertible
  exchangeable preferred stock                         --                --                --              --      35,000,000

Noncash compensation                            2,562,055                --                --              --              --

Amortization of noncash compensation               62,197                --                --              --          62,197

Unrealized gain on marketable securities               --                --           100,500              --         100,500

Cumulative foreign currency translation
  adjustments                                          --           (15,174)               --              --         (15,174)

Net loss for period                                    --                --                --      (8,288,839)     (8,288,839)

Preferred stock dividends                              --                --                --      (2,098,714)     (2,098,714)
----------------------------------------      -----------          --------          --------   -------------    ------------
Balance, June 30, 1999                        $(7,307,947)         $(62,047)         $100,500   $(191,324,847)   $181,620,564
                                              ===========          ========          ========   =============    ============




See notes to consolidated financial statements.

                                       (5)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Three Months      Three Months
                                                                                    Ended             Ended
                                                                                   June 30,          June 30,
                                                                                     1999              1998
                                                                                  -----------       -----------

Cash flows from operating activities:
   Net loss                                                                       $(8,288,839)      $(8,975,740)
   Adjustments to reconcile net loss to net cash used by
        operating activities:
        Depreciation and amortization                                               1,751,022         1,157,479
        Amortization of compensation relating to issuance of common stock
            and grant of stock options and awards made                                 62,197         3,303,223
        Adjustments to other assets                                                   258,939                --
        Changes in assets and liabilities:
             Prepaid expenses and other current assets                                 80,929          (226,139)
             Accounts payable and accrued expenses                                 (1,273,540)          273,714
             Deferred revenue                                                      (2,531,779)         (512,620)
             Other long-term liabilities                                               95,255           152,272
                                                                                  -----------       -----------
                  Net cash used by operating activities                            (9,845,816)       (4,827,811)
                                                                                  -----------       -----------

Cash flows from investing activities:
   Additions to property, plant and equipment, net                                 (1,413,373)      (12,139,619)
   (Purchases) maturities of short-term investments, net                          (28,288,426)       21,846,929
   Maturities (purchases) of long-term investments, net                             3,283,308        (2,775,385)
   Increase in other assets                                                          (125,000)         (509,700)
                                                                                  -----------       -----------
                  Net cash (used by) provided by investing activities             (26,543,491)        6,422,225
                                                                                  -----------       -----------

Cash flows from financing activities:
   Proceeds from issuance of 1999 convertible exchangeable preferred stock         35,000,000                --
   Proceeds from issuance of common stock, net                                        654,703         1,634,766
   Payment of preferred stock dividends                                            (2,098,714)       (1,848,050)
   Payment of long-term obligations                                                (1,800,000)       (1,079,505)
                                                                                  -----------       -----------
                  Net cash provided by (used by) financing activities              31,755,989        (1,292,789)
                                                                                  -----------       -----------

Effect of exchange rate changes on cash                                               (17,607)              (81)
                                                                                  -----------       -----------

Net (decrease) increase in cash and cash equivalents                               (4,650,925)          301,544
Cash and cash equivalents, beginning of period                                      9,115,432         3,699,950
                                                                                  -----------       -----------
Cash and cash equivalents, end of period                                          $ 4,464,507       $ 4,001,494
                                                                                  ===========       ===========

Supplementary information:
   Interest paid                                                                 $    476,874      $    262,274
                                                                                 ============      ============





See notes to consolidated financial statements.

                                       (6)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three month periods ended June 30, 1999 and 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1999, which includes consolidated financial statements and notes thereto for the years ended March 31, 1999, 1998 and 1997. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. ("AIR"), Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II ("ADC II"), wholly owned subsidiaries of the Company.

The consolidated financial statements give retroactive effect to the acquisition of AIR on February 1, 1999 (see Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999), which has been accounted for as a pooling of interests.

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

2.  COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," on April 1, 1998. SFAS No. 130 requires companies to display comprehensive income and its components as part of the Company's full set of consolidated financial statements. Comprehensive income is comprised of net income and other comprehensive income. The measurement and presentation of net loss will not change. Other comprehensive income includes certain changes in equity of the Company that are excluded from the net loss. Specifically, SFAS No. 130 requires unrealized holding gains and losses on the Company's available-for-sale securities and cumulative foreign currency translation adjustments, which are currently reported in shareholders' equity, to be included in other comprehensive income.

                                       (7)

Comprehensive income (loss) for the three months ended June 30, 1999 and 1998 is as follows:

                                                     Three Months   Three Months
                                                        Ended          Ended
                                                    June 30, 1999  June 30, 1998
                                                    -------------  -------------

Net loss                                             $(7,988,839)   $(8,975,740)
Cumulative foreign currency translation adjustments      (15,174)         1,908
Carrying value adjustments                                    --             --
Unrealized gain on marketable securities                 100,500         18,750
                                                     -----------    -----------
Comprehensive loss                                   $(7,903,513)   $(8,955,082)
                                                     ===========    ===========

The accumulated other comprehensive income (loss) is as follows:

Balance March 31, 1999                                  $(46,873)
Change for the three months ended June 30, 1999           85,326
                                                        --------
Balance June 30, 1999                                   $ 38,453
                                                        ========


3. GENENTECH, INC. AGREEMENT, 1999 PREFERRED STOCK

In April 1999, the Company amended its license agreement with Genentech, Inc. ("Genentech") to expand their collaboration for Nutropin Depot(TM), an injectable sustained release formulation of Genentech's human growth hormone based on Alkermes' ProLease(R) drug delivery system. Under the agreement, the companies will conduct expanded development activities, including clinical trials in an additional indication, process and formulation development and manufacturing. The agreement includes potential milestone payments to the Company of approximately $40 million.

The terms of the collaboration included the purchase by Genentech of $35 million (3,500 shares) of newly issued redeemable convertible exchangeable preferred stock of the Company (the "1999 Preferred Stock"). The 1999 Preferred Stock is convertible at Genentech's option into shares of common stock and non-voting common stock of the Company during any period after September 1, 1999 that the closing price of the Company's common stock is above $45 per share for at least 10 consecutive trading days. The Company has the option to redeem the 1999 Preferred Stock, in whole or in part, at any time at the redemption price of $10,000 per share plus accrued and unpaid dividends (the "1999 Redemption Price"). There will be a mandatory redemption of any outstanding shares of the 1999 Preferred Stock on January 1, 2009 at the 1999 Redemption Price. The Company has the option to pay the 1999 Redemption Price in cash, common stock or non-voting common stock. Any non-voting common stock to be issued upon conversion or redemption of the 1999 Preferred Stock is convertible into common stock under certain circumstances.

The 1999 Preferred Stock is junior to the Company's outstanding $3.25 convertible exchangeable preferred stock issued by the Company in March 1998 for a purchase price of $115 million. The 1999 Preferred Stock has a liquidation preference of $10,000 per share, plus accrued and unpaid dividends. Dividends on the 1999 Preferred Stock are payable quarterly at a floating three-month LIBOR rate.


                                       (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes is developing innovative pharmaceutical products based on sophisticated drug delivery systems. The Company has several areas of focus: (i) controlled, sustained release of injectable drugs lasting several days to several weeks, utilizing its ProLease(R) and Medisorb(R) technologies; (ii) the delivery of drugs into the brain past the blood-brain barrier utilizing the Cereport(TM) technology; (iii) oral delivery of drugs using its RingCap(TM) and dose sipping technologies ("DST"); and (iv) the development of pharmaceutical products based on proprietary pulmonary drug delivery technologies utilizing its Advanced Inhalation Research, Inc. ("AIR(TM)") technology. Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sale of products. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next few years. At June 30, 1999, the Company had an accumulated deficit of approximately $191.3 million.

The consolidated financial statements give retroactive effect to the acquisition of AIR on February 1, 1999 (see Note 3 to the Consolidated Financial Statements for the year ended March 31, 1999), which has been accounted for as a pooling of interests.

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

FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company's business is subject to significant risks and there can be no assurance that actual results of the Company's development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others: (i) the Company and its collaborators could not be permitted by regulatory authorities to undertake clinical trials for RingCap or DST or to undertake additional clinical trials for ProLease, Cereport, Medisorb or AIR product candidates or clinical trials could be delayed; (ii) even if clinical trials are completed and the data is submitted to the Food and Drug Administration ("FDA") as a New Drug Application ("NDA") for marketing approval and to other health authorities as a marketing authorization application, the NDA or marketing authorization application could fail to be accepted, or upon acceptance, could fail to receive approval on a timely basis, if at all; (iii) product candidates could be ineffective or unsafe during clinical trials; (iv) the Company's collaborators could elect to terminate or delay development


                                       (9)
programs; (v) even if product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (vi) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (vii) technological change in the biotechnology or pharmaceutical industries could render the Company's product candidates obsolete or noncompetitive; (viii) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease, Medisorb, AIR, RingCap or DST technologies, which are not generally developed independently, or for Cereport, could occur; (ix) disputes with Clinical Partners over rights to Cereport and related technology could occur; and (x) difficulties or set-backs in obtaining and enforcing Alkermes' patents and difficulties with the patent rights of others could occur.

RESULTS OF OPERATIONS

The Company's research and development revenue under collaborative arrangements for the three months ended June 30, 1999 was $5,762,521 compared to $7,780,134 for the corresponding period of the prior year. The decrease in such revenue for the three months ended June 30, 1999 as compared to the corresponding period of the prior year was mainly a result of the decreased funding earned under collaborative agreements related to the Company's ProLease and Medisorb technologies. As discussed in Note 3 to the consolidated financial statements included in this report, Genentech, Inc. ("Genentech") purchased 3,500 shares of newly issued convertible exchangeable preferred stock (the "1999 Preferred Stock") of Alkermes in April 1999 at a purchase price of $35,000,000. The Company is using the net proceeds from the issuance of the 1999 Preferred Stock to conduct expanded development activities for Nutropin Depot(TM), an injectable sustained release formulation of Genentech's human growth hormone based on Alkermes' ProLease drug delivery system.

Interest income for the three months ended June 30, 1999 was $2,459,989 compared to $2,591,547 for the corresponding period of the prior year. The decrease in such income for the three months ended June 30, 1999 as compared to the corresponding period of the prior year was primarily a result of a decrease in interest rates as compared to the same period of the prior year.

The Company's total operating expenses were $16,511,349 for the three months ended June 30, 1999 as compared to $16,126,168 for the three months ended June 30, 1998. The Company separately recorded a $3,221,253 nonrecurring charge in the three months ended June 30, 1998 for DST and RingCap technologies licensed from ALZA Corporation ("ALZA") which are not yet commercially viable. Research and development expenses for the three months ended June 30, 1999 were $12,270,006 compared to $9,531,744 for the corresponding period of the prior year. The increase in research and development expenses for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 was mainly the result of an increase in salary and related benefits and other costs associated with an increase in personnel as the Company advances its product candidates through development and clinical trials and prepares for commercial scale manufacturing. In addition, the Company had an increase in occupancy costs and depreciation and amortization expense related to its expanded Medisorb manufacturing facility in Wilmington, Ohio and its new ProLease manufacturing facility in Cambridge, Massachusetts. The increase in research and development expenses was partially offset by a decrease in clinical trial costs as the Company completed the Phase III clinical trial for Nutropin


                                      (10)

Depot during the prior fiscal year and discontinued the Phase III clinical trial of Cereport in April 1999.

General and administrative expenses for the three months ended June 30, 1999 were $3,435,992 compared to $2,849,219 for the corresponding period of the prior year. The increase in the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 was mainly the result of an increase in salary and related benefits and other costs relating primarily to an increase in personnel, as well as an increase in professional fees.

Noncash compensation expense for the three months ended June 30, 1999 and 1998 were $62,197 and $3,303,223. Noncash compensation charges primarily relate to equity transactions in the Company's subsidiary, AIR, with respect to common stock issued and stock options granted to certain employees, consultants and others.

The Company does not believe that inflation and changing prices have had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were approximately $187.1 million at June 30, 1999 as compared to $163.4 million at March 31, 1999. The primary source of cash and investments was the proceeds from the purchase by Genentech of the 1999 Preferred Stock (see below). During the quarter ended June 30, 1999, the primary uses of cash and investments were to finance the Company's operations, the payment of long-term obligations and the payment of the dividends on the Company's $3.25 Preferred Stock and the 1999 Preferred Stock. In addition, Investments include $3.8 million principal amount of high grade corporate notes with maturities ranging from 13 to 17 months. The Company invests in cash equivalents, U.S. Government obligations, high grade corporate notes and commercial paper. The Company's investment objectives taken as a whole are, first, to assure conservation of capital and liquidity, and second, to obtain investment income.

In April 1999, the Company amended its license agreement with Genentech to expand their collaboration for Nutropin Depot, an injectable sustained release formulation of Genentech's human growth hormone based on Alkermes' ProLease drug delivery system. The expanded agreement includes potential milestone payments to the Company of approximately $40 million. The terms of the collaboration included the purchase by Genentech of the 1999 Preferred Stock which totaled $35 million. The 1999 Preferred Stock is convertible at Genentech's option into shares of common stock and non-voting common stock during any period after September 1, 1999 that the closing price of the Company's common stock is above $45 per share for at least 10 consecutive trading days. The 1999 Preferred Stock may be redeemed at any time by the Company at a redemption price of $10,000 per share, plus accrued and unpaid dividends, in cash, common stock or non-voting common stock, at the Company's option. Dividends on the 1999 Preferred Stock are payable quarterly at a floating three-month LIBOR rate.

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

Since the research and development revenue from Clinical Partners ended during the quarter ended June 30, 1996, Alkermes has been using its own resources to continue to develop Cereport. The


                                      (11)

Company is required to fund the development of Cereport to maintain its option to purchase the limited partnership interests in Clinical Partners. Effective September 30, 1997, the Company entered into an agreement with ALZA relating to the development and commercialization of Cereport. ALZA made a $10.0 million upfront payment to Alkermes to fund clinical development of Cereport, of which $5.6 million has been recorded as deferred revenue at June 30, 1999. In return, ALZA will have the option to acquire exclusive worldwide commercialization rights to Cereport. If ALZA exercises its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will pay the Company certain milestone payments. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in profits from product sales.

Capital expenditures were approximately $1.4 million for the three months ended June 30, 1999, principally reflecting equipment purchases. The Company's capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of equity securities.

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

YEAR 2000 READINESS DISCLOSURE

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

The Company's Year 2000 Compliance Plan provides for a four-phase process: inventory, assessment, remediation and testing, and preparation of contingency plans. Alkermes has identified its mission critical and medium priority internal systems which will require



                                      (12)
remediation to provide for the Company's continuing business operations after January 1, 2000. The remaining systems are considered to be of low priority because they are judged to have no direct impact on safety or the business.

The inventory phase is completed for Alkermes, except that the Company's new subsidiary, AIR, is in the final stages of completing its inventory. The assessment phase is substantially completed, except for information not yet received from external suppliers, vendors and manufacturers. Progress continues to be made in the remediation phase of the Company's plan in which systems that are not Year 2000 compliant are repaired, replaced or retired, and remediated systems are tested and returned to active use. Alkermes has requested all suppliers of mission critical equipment owned or leased by the Company containing embedded chip technology to provide Alkermes with each supplier's Year 2000 testing methodology and results and/or the Company has performed in-house testing on such equipment. As of August 13, 1999, there has been an approximate 34% response rate to the Company's requests for information sent to vendors and manufacturers of equipment, hardware and software purchased or leased by the Company. This percentage reflects new information obtained in Alkermes' continuing efforts to bring its new subsidiary, AIR, up to date with Alkermes' Year 2000 Compliance Plan and finalized inventory information for all of Alkermes' departments. Based on the responses received as of August 13, 1999, approximately 1% of Alkermes' mission critical systems are not compliant. The Company has determined what is required to make these systems compliant and is either in the process of remediation or will begin remediation soon. All assessment and remediation efforts are scheduled to be completed by September 30, 1999.

Alkermes believes its mission critical and medium priority internal computer systems will be Year 2000 compliant in a timely manner. However, the Company's computer systems are complex, highly interdependent and there are a number of risks associated with the complexity and high degree of integration of the systems. For example, an incorrect classification of the importance of a system or systems, or the cumulative effect of a number of low priority systems that have not been remediated, could result in an unpredicted failure or shutdown in one or more of the Company's business, processing or manufacturing systems, which could have a material adverse effect on production or cost of operations. The Company's current belief is that this has a relatively low probability of occurring. To minimize these risks, Alkermes is utilizing its skilled and knowledgeable internal resources and has employed contract personnel in its decision-making processes and to perform integrated systems testing.

Alkermes is continuing a process of requesting and assessing compliance information from all of its suppliers, strategic partners and other organizations with which the Company does business (each a "Third Party"). Certain of these Third Parties may refuse to respond to a readiness survey or request for information. It is possible that Third Parties may, in fact, be prepared to address Year 2000 concerns, but simply refuse to respond. Conversely, various Third Parties may respond that they are Year 2000 ready, when, in fact, they are not ready. As of August 13, 1999, approximately 50% of all Third Parties have responded to the survey. Approximately 48% of all Third Parties have responded that they are or will be Year 2000 compliant on a timely basis. These percentages reflect responses from


                                      (13)
all Third Parties.

If the Year 2000 problem causes suppliers and utility providers to fail to deliver essential materials and services, multiple disruptions in the Company's operations, computer infrastructure or telecommunications systems could result. Because of the inherent uncertainties associated with the Year 2000 problem, including understanding the Year 2000 readiness of the Third Parties, it is not possible to quantify the potential impact. However, failure of key suppliers, utility providers, strategic partners, other organizations or Alkermes to address properly and timely the Year 2000 problem could have a material adverse effect on the Company's financial condition, results of operations or liquidity. Furthermore, there can be no guarantee that any contingency plans developed by the Company will prevent such failures from having a material adverse effect. Alkermes believes that there is a low probability that these multiple failures will occur.

Contingency plans are being formulated by each of the Company's various departments. The plans are to be completed by September 30, 1999 for each of the Company's mission critical systems. These plans may be updated or revised during the remainder of 1999. Alkermes currently expects total external expenditures to become Year 2000 compliant to be less than $1 million. To date, Alkermes has incurred external expenditures of approximately $500,000. In addition, the Company has dedicated significant internal resources, including staff and equipment, to Year 2000 projects, but does not track such costs and therefore cannot provide an estimate of the amount of such internal costs. Alkermes will fund Year 2000 expenditures from cash and expects that total remediation costs, including the reallocation of internal resources, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's Investments consist of U.S. Treasuries and other government securities, commercial paper and corporate notes. Substantially all Investments mature within one year, are not callable by the issuer and have fixed interest rates. A 10% decline in the average yield of the investments would not have a material effect on the Company's results of operations or cash flows. The Company's debt instruments approximate fair value and generally have fixed interest rates. See "Liquidity and Capital Resources."

                                      (14)

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Registrant held on August 6, 1999, the holders of Common Stock approved the 1999 Stock Option Plan of Alkermes. There were 15,705,688 votes for, and 4,712,172 votes against, the adoption of the plan, 3,189,981 broker non-votes and 42,697 abstentions.

Also at the Annual Meeting of Shareholders, the holders of Common Stock approved an amendment to the Registrant's Second Amended and Restated Articles of Incorporation, as amended, to increase the total number of authorized shares of the Registrant from 45,000,000 to 85,000,000, including an increase in the number of authorized shares of the Registrant's Common Stock from 40,000,000 to 80,000,000. There were 22,990,606 votes for, and 640,903 votes against, the adoption of the amendment, no broker non-votes and 19,029 abstentions.

Also at the Annual Meeting of Shareholders, the holders of Common Stock elected the following as directors for terms of one year expiring on the date of the 2000 Annual Meeting or until their respective successors are duly elected and shall qualify:

                                    Votes                     Authority
Nominee                             For                       Withheld
-------                             ---                       --------

Floyd E. Bloom                      23,349,557                300,981

Robert A. Breyer                    23,347,512                303,026

John K. Clarke                      23,478,388                172,150

Richard F. Pops                     23,350,159                300,379

Alexander Rich                      23,348,194                302,344

Paul Schimmel                       23,350,112                300,426

Michael A. Wall                     23,348,719                301,819


                                      (15)

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

                3.1(f) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 12, 1999 (1999 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1(f) to the Company's Report on Form 10-K for the year ended March 31, 1999).

                3.1(g) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 12, 1999 (Non-Voting Common Stock Terms). (Incorporated by reference to
                          Exhibit 3.1(g) to the Company's Report on Form 10-K for the year ended March 31, 1999).


                                      (16)

                  3.2 Amended and Restated By-Laws of Alkermes, Inc., effective as of June 2, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-K for the year ended March 31, 1999).

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

                  4.3 Specimen of 1999 Preferred Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit
                           4.3 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1999).

                  4.4 Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit
                           4.4 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1999).

                  4.5 Form of 1992 Warrant to purchase 2,800 shares of the Company's Common Stock. (Incorporated by reference to
                           Exhibit 4.2 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992).

                  4.6 Form of 1995 Warrant to purchase 300 shares of the Company's Common Stock. (Incorporated by reference to
                           Exhibit 4.3 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992).

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

                  4.9 Form of Global Warrant Certificate for 1994 Affiliate Warrants. (Incorporated by reference to Exhibit 4.8 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                  4.10 Form of Global Warrant Certificate for 1994 Incentive Warrants. (Incorporated by reference to Exhibit 4.9 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).


                                      (17)

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

                  27       Financial Data Schedule.

(b) During the quarter ended June 30, 1999, the Registrant filed Reports on Form 8-K dated April 7, 1999 and April 15, 1999 each under Item 5.


                                      (18)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ALKERMES, INC.
                                            (Registrant)

Date:  August 16, 1999                      By: /s/  Richard F. Pops
                                                --------------------------------
                                                Richard F. Pops
                                                Chief Executive Officer and
                                                 Director
                                                 (Principal Executive Officer)


Date:  August 16, 1999                      By: /s/  James M. Frates
                                                --------------------------------
                                                James M. Frates
                                                Vice President, Chief
                                                Financial Officer and Treasurer
                                                 (Principal Financial and
                                                   Accounting Officer)


                                      (19)

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

                  3.1(f) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 12, 1999 (1999 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1(f) to the Company's Report on Form 10-K for the year ended March 31, 1999).

                  3.1(g) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 12, 1999 (Non-Voting Common Stock Terms). (Incorporated by reference to
                           Exhibit 3.1(g) to the Company's Report on Form 10-K for the year ended March 31, 1999).


                                      (20)

                  3.2 Amended and Restated By-Laws of Alkermes, Inc., effective as of June 2, 1999. (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-K for the year ended March 31, 1999).

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

                  4.3 Specimen of 1999 Preferred Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit
                           4.3 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1999).

                  4.4 Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit
                           4.4 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1999).

                  4.5 Form of 1992 Warrant to purchase 2,800 shares of the Company's Common Stock. (Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992).

                  4.6 Form of 1995 Warrant to purchase 300 shares of the Company's Common Stock. (Incorporated by reference to Exhibit 4.3 to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992).

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

                  4.9 Form of Global Warrant Certificate for 1994 Affiliate Warrants. (Incorporated by reference to Exhibit 4.8 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                  4.10 Form of Global Warrant Certificate for 1994 Incentive Warrants. (Incorporated by reference to Exhibit 4.9 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).


                                      (21)

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

                  27       Financial Data Schedule.


                                      (22)