Form 10-Q
period 1999-09-30
ALKERMES INC
filed 1999-11-15
CIK 874663

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

Commission file number 0-19267

                                 ALKERMES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       PENNSYLVANIA                                             23-2472830
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

    64 SIDNEY STREET, CAMBRIDGE, MA                              02139-4136
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:  (617) 494-0171
                                                  -----------------------------

                                 NOT APPLICABLE
              ----------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                          SHARES OUTSTANDING AS OF NOVEMBER 10, 1999
      -----                          ------------------------------------------

Common Stock, par value $.01                       25,383,895

                         ALKERMES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                         PAGE NO.
                                                                                         --------
PART I - FINANCIAL INFORMATION

                Item 1.    Consolidated Financial Statements

                           Consolidated Balance Sheets                                       3
                           - September 30, 1999 and March 31, 1999

                           Consolidated Statements of Operations                             4
                           - Three months ended September 30, 1999 and 1998
                           - Six months ended September 30, 1999 and 1998

                           Consolidated Statement of Shareholders' Equity                    5
                           - Six months ended September 30, 1999

                           Consolidated Statements of Cash Flows                             6
                           - Six months ended September 30, 1999 and 1998

                           Notes to Consolidated Financial Statements                        7

                Item 2.    Management's Discussion and Analysis of                           10
                           Financial Condition and Results of Operations

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk        16

PART II - OTHER INFORMATION

                Item 4.    Submission of Matters to a Vote of Security Holders               17

                Item 6.    Exhibits and Reports on Form 8-K                                  18

SIGNATURES                                                                                   21

EXHIBIT INDEX                                                                                22


                                      (2)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

                         ALKERMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    September 30,           March 31,
                                                                                         1999                 1999
                                                                                    -------------           ---------
                                   ASSETS
Current Assets:
      Cash and cash equivalents                                                      $   7,061,783        $   9,115,432
      Short-term investments                                                           160,177,791          154,303,220
      Prepaid expenses and other current assets                                          6,655,126            5,745,047
                                                                                     -------------        -------------
           Total current assets                                                        173,894,700          169,163,699
                                                                                     -------------        -------------
Property, Plant and Equipment:
      Land                                                                                 235,000              235,000
      Building                                                                           3,486,087            3,483,862
      Furniture, fixtures and equipment                                                 33,555,924           31,302,274
      Leasehold improvements                                                            13,340,882           12,635,756
                                                                                     -------------        -------------
                                                                                        50,617,893           47,656,892
           Less accumulated depreciation and amortization                              (17,737,825)         (14,292,146)
                                                                                     -------------        -------------
                                                                                        32,880,068           33,364,746
                                                                                     -------------        -------------
Investments                                                                             14,436,468            8,436,067
                                                                                     -------------        -------------
Other Assets                                                                             2,093,758            2,487,757
                                                                                     -------------        -------------
                                                                                     $ 223,304,994        $ 213,452,269
                                                                                     =============        =============


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued expenses                                          $   6,876,661        $   6,642,005
      Accrued interest                                                                   1,803,427            1,570,201
      Deferred revenue                                                                   6,706,771            9,587,933
      Long-term obligations-current portion                                              9,950,000           10,700,000
                                                                                     -------------        -------------
           Total current liabilities                                                    25,336,859           28,500,139
                                                                                     -------------        -------------
Long-Term Obligations                                                                   25,566,625           28,416,625
                                                                                     -------------        -------------
Other Long-Term Liabilities                                                                521,389              329,614
                                                                                     -------------        -------------
Shareholders' Equity:
      Capital stock, par value $.01 per share:
        authorized, 2,696,500 shares; none issued
      $3.25 Convertible exchangeable preferred stock, par value $.01 per share:
        authorized and issued, 2,300,000 shares at September 30, 1999 and
        March 31, 1999 (liquidation preference of $115,000,000)                             23,000               23,000
      1999 Convertible exchangeable preferred stock, par value $.01 per share:
        authorized and issued, 3,500 and zero shares at September 30, 1999
        and March 31, 1999 (liquidation preference of $35,000,000)                              35                   --
      Common stock, par value $.01 per share:  authorized, 80,000,000 shares;
        issued, 25,367,508 and 24,982,459 shares; outstanding, 25,327,517
        and 24,982,459 shares at September 30, 1999 and March 31, 1999                     253,275              249,825
      Additional paid-in capital                                                       385,797,737          346,849,432
      Deferred compensation                                                             (6,124,742)          (9,932,199)
      Accumulated other comprehensive income (loss)                                         21,260              (46,873)
      Accumulated deficit                                                             (208,090,444)        (180,937,294)
                                                                                     -------------        -------------
           Total shareholders' equity                                                  171,880,121          156,205,891
                                                                                     -------------        -------------
                                                                                     $ 223,304,994        $ 213,452,269
                                                                                     =============        =============


See notes to consolidated financial statements.


                                      (3)

                         ALKERMES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months     Three Months       Six Months        Six Months
                                                                Ended            Ended              Ended             Ended
                                                            September 30,     September 30,     September 30,     September 30,
                                                                 1999              1998             1999              1998
                                                            --------------    -------------     -------------     -------------
Revenues:
    Research and development revenue under
       collaborative arrangements                            $  4,360,987     $  9,822,380     $ 10,123,508        $ 17,602,514
    Interest income                                             2,481,496        2,631,978        4,941,485           5,223,525
                                                             ------------     ------------     ------------        ------------
                                                                6,842,483       12,454,358       15,064,993          22,826,039
                                                             ------------     ------------     ------------        ------------
Expenses:
    Research and development                                   13,568,731       12,349,088       25,838,737          21,880,832
    General and administrative                                  3,347,138        3,601,357        6,783,130           6,450,576
    Noncash compensation expense                                3,635,377        4,981,734        3,697,574           8,284,957
    Interest expense                                              719,640          447,143        1,462,794             889,125
    Acquisition of in-process research and development                 --               --               --           3,221,253
                                                             ------------     ------------     ------------        ------------
                                                               21,270,886       21,379,322       37,782,235          40,726,743
                                                             ------------     ------------     ------------        ------------

Net loss                                                      (14,428,403)      (8,924,964)     (22,717,242)        (17,900,704)

Preferred stock dividends                                      (2,337,194)      (1,868,750)      (4,435,908)         (3,716,800)

                                                             ------------     ------------     ------------        ------------
Net loss attributable to common shareholders                 $(16,765,597)    $(10,793,714)    $(27,153,150)       $(21,617,504)
                                                             ============     ============     ============        ============

Basic and diluted loss per common share                      $(      0.67)    $(      0.44)    $(      1.08)       $(      0.88)
                                                             ============     ============     ============        ============

Weighted average number of common shares
  outstanding                                                  25,206,867       24,641,850       25,123,704          24,518,552
                                                             ============     ============     ============        ============



See notes to consolidated financial statements.


                                      (4)

                         ALKERMES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                 $3.25 Convertible      1999 Convertible
                                                    Exchangeable          Exchangeable                           Additional
                                                  Preferred Stock       Preferred Stock      Common Stock         Paid-in
                                                Shares       Amount     Shares   Amount   Shares      Amount      Capital
-----------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 1999                         2,300,000   $ 23,000        --     $--   24,982,459   $249,825   $346,849,432

Issuance of common stock                              --         --        --      --      104,378      1,043        653,660

Issuance of 1999 convertible
  exchangeable preferred stock                        --         --     3,500      35           --         --     34,999,965

Noncash compensation                                  --         --        --      --           --         --     (2,562,055)

Amortization of noncash compensation                  --         --        --      --           --         --             --

Unrealized gain on marketable securities              --         --        --      --           --         --             --

Cumulative foreign currency translation
  adjustments                                         --         --        --      --           --         --             --

Net loss for period                                   --         --        --      --           --         --             --

Preferred stock dividends                             --         --        --      --           --         --             --
                                               ------------------------------------------------------------------------------
Balance, June 30, 1999                         2,300,000     23,000     3,500      35   25,086,837    250,868    379,941,002

Issuance of common stock, net                         --         --        --      --      240,680      2,407      3,404,563

Compensation relating to options and
  restricted stock awards canceled                    --         --        --      --           --         --       (754,849)

Noncash compensation                                  --         --        --      --           --         --      3,207,021

Amortization of noncash compensation                  --         --        --      --           --         --             --

Unrealized loss on marketable securities              --         --        --      --           --         --             --

Cumulative foreign currency translation
  adjustments                                         --         --        --      --           --         --             --

Net loss for period                                   --         --        --      --           --         --             --

Preferred stock dividends                             --         --        --      --           --         --             --

                                               ------------------------------------------------------------------------------
Balance, September 30, 1999                    2,300,000   $ 23,000     3,500     $35   25,327,517   $253,275   $385,797,737
                                               ==============================================================================

                                                          Other Comprehensive Income (Loss)

                                                         Foreign Currency    Unrealized Gain
                                            Deferred       Translation        on Marketable      Accumulated
                                          Compensation     Adjustments         Securities          Deficit          Total
                                          ------------------------------------------------------------------------------------
Balance, April 1, 1999                    $(9,932,199)      $(46,873)         $     --         $(180,937,294)   $156,205,891

Issuance of common stock                           --             --                --                    --         654,703

Issuance of 1999 convertible
  exchangeable preferred stock                     --             --                --                    --      35,000,000

Noncash compensation                        2,562,055             --                --                    --              --

Amortization of noncash compensation           62,197             --                --                    --          62,197

Unrealized gain on marketable securities           --             --           100,500                    --         100,500

Cumulative foreign currency translation
  adjustments                                      --        (15,174)               --                    --         (15,174)

Net loss for period                                --             --                --            (8,288,839)     (8,288,839)

Preferred stock dividends                          --             --                --            (2,098,714)     (2,098,714)
                                        ------------------------------------------------------------------------------------
Balance, June 30, 1999                     (7,307,947)       (62,047)          100,500          (191,324,847)    181,620,564

Issuance of common stock, net                      --             --                --                    --       3,406,970

Compensation relating to options and
  restricted stock awards canceled            754,849             --                --                    --              --

Noncash compensation                       (3,207,021)            --                --                    --              --

Amortization of noncash compensation        3,635,377             --                --                    --       3,635,377

Unrealized loss on marketable securities           --             --           (43,500)                   --         (43,500)

Cumulative foreign currency translation
  adjustments                                      --         26,307                --                    --          26,307

Net loss for period                                --             --                --           (14,428,403)    (14,428,403)

Preferred stock dividends                          --             --                --            (2,337,194)     (2,337,194)

                                        ------------------------------------------------------------------------------------
Balance, September 30, 1999               $(6,124,742)      $(35,740)         $ 57,000         $(208,090,444)   $171,880,121
                                        ====================================================================================

See notes to consolidated financial statements.

                                      (5)

                         ALKERMES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Six Months        Six Months
                                                                                   Ended             Ended
                                                                                September 30,     September 30,
                                                                                    1999              1998
                                                                                -------------     -------------

Cash flows from operating activities:
    Net loss                                                                    $(22,717,242)     $(17,900,704)
    Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization                                             3,543,217         2,329,008
         Amortization of compensation relating to issuance of common stock
             and grant of stock options and awards made                            3,697,574         8,348,739
         Adjustments to other assets                                                 518,501                --
         Changes in assets and liabilities:
              Prepaid expenses and other current assets                             (912,028)       (4,187,000)
              Accounts payable and accrued expenses                                  474,211           (96,982)
              Deferred revenue                                                    (2,881,161)          (23,689)
              Other long-term liabilities                                            191,775           306,269
                                                                                ------------      ------------
                   Net cash used by operating activities                         (18,085,153)      (11,224,359)
                                                                                ------------      ------------

Cash flows from investing activities:
    Additions to property, plant and equipment, net                               (2,977,263)      (18,746,438)
    (Purchases) maturities of short-term investments, net                         (5,874,571)       25,121,878
    Purchases of long-term investments, net                                       (6,000,401)       (8,045,459)
    Increase in other assets                                                        (155,000)         (581,382)
                                                                                ------------      ------------
                   Net cash used by investing activities                         (15,007,235)       (2,251,401)
                                                                                ------------      ------------

Cash flows from financing activities:
    Proceeds from issuance of 1999 convertible exchangeable preferred stock       35,000,000                --
    Proceeds from issuance of common stock, net                                    4,061,674         3,803,132
    Proceeds from issuance of long-term debt                                              --        15,146,390
    Payment of preferred stock dividends                                          (4,435,908)       (3,716,800)
    Payment of long-term obligations                                              (3,600,000)       (2,104,426)
                                                                                ------------      ------------
                   Net cash provided by financing activities                      31,025,766        13,128,296
                                                                                ------------      ------------

Effect of exchange rate changes on cash                                               12,973            14,792
                                                                                ------------      ------------

Net decrease in cash and cash equivalents                                         (2,053,649)         (332,672)
Cash and cash equivalents, beginning of period                                     9,115,432         3,699,950
                                                                                ------------      ------------
Cash and cash equivalents, end of period                                        $  7,061,783      $  3,367,278
                                                                                ============      ============

Supplementary information:
    Interest paid                                                               $    998,002      $    521,743
                                                                                ============      ============


See notes to consolidated financial statements.



                                      (6)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The consolidated financial statements for the three and six month periods ended September 30, 1999 and 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1999, which includes consolidated financial statements and notes thereto for the years ended March 31, 1999, 1998 and 1997. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. ("AIR"), Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II ("ADC II"), wholly owned subsidiaries of the Company.

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

2. COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires companies to display comprehensive income and its components as part of the Company's full set of consolidated financial statements. Comprehensive income is comprised of net income and other comprehensive income. The measurement and presentation of net loss will not change. Other comprehensive income includes certain changes in equity of the Company that are excluded from the net loss. Specifically, SFAS No. 130 requires unrealized holding gains and losses on the Company's available-for-sale securities and cumulative foreign currency translation adjustments, which are currently reported in shareholders' equity, to be included in other comprehensive income (loss).


                                      (7)

Comprehensive income (loss) for the three and six months ended September 30, 1999 and 1998 is as follows:

                                                             Three Months           Three Months
                                                                Ended                  Ended
                                                          September 30, 1999     September 30, 1998
                                                          ------------------     ------------------

Net loss                                                     $(14,428,403)          $( 8,924,964)
Cumulative foreign currency translation adjustments                26,307                 12,912
Unrealized loss on marketable securities                          (43,500)               (84,300)
                                                             ------------           ------------
Comprehensive loss                                           $(14,445,596)          $( 8,996,352)
                                                             ============           ============

                                                              Six Months             Six Months
                                                                Ended                  Ended
                                                          September 30, 1999     September 30, 1998
                                                          ------------------     ------------------

Net loss                                                     $(22,717,242)          $(17,900,704)
Cumulative foreign currency translation adjustments                11,133                 14,820
Unrealized gain (loss) on marketable securities                    57,000                (65,550)
                                                             ------------           ------------
Comprehensive loss                                           $(22,649,109)          $(17,951,434)
                                                             ============           ============

The accumulated other comprehensive income (loss) is as follows:

Balance March 31, 1999                                                    $(46,873)
Change for the three months ended June 30, 1999                             85,326
                                                                          --------
Balance June 30, 1999                                                       38,453
Change for the three months ended September 30, 1999                       (17,193)
                                                                          --------
Balance September 30, 1999                                                 $21,260
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


                                      (8)

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

The 1999 Preferred Stock is junior to the Company's outstanding $3.25 convertible exchangeable preferred stock issued in March 1998 for a purchase price of $115 million. The 1999 Preferred Stock has a liquidation preference of $10,000 per share, plus accrued and unpaid dividends. Dividends on the 1999 Preferred Stock are payable quarterly at a floating three-month LIBOR rate.


                                      (9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes is developing innovative pharmaceutical products based on sophisticated drug delivery systems. The Company has several areas of focus: (i) controlled, sustained release of injectable drugs lasting several days to several weeks, utilizing its ProLease(R) and Medisorb(R) technologies; (ii) the delivery of drugs into the brain pAst the blood-brain barrier utilizing the Cereport(R) technology; (iii) oral delivery of drugs using its RingCap(TM) and dose sipping technologies ("DST"); and (iv) the development of pharmaceutical products based on proprietary pulmonary drug delivery technologies utilizing its Advanced Inhalation Research, Inc. ("AIR(TM)") technology. Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sale of products. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next few years. At September 30, 1999, the Company had an accumulated deficit of approximately $208.1 million.

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



FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company's business is subject to significant risks and there can be no assurance that actual results of the Company's development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others: (i) the Company and its collaborators could not be permitted by regulatory authorities to undertake clinical trials for RingCap or DST or to undertake additional clinical trials for ProLease, Cereport, Medisorb or AIR product candidates or clinical trials could be delayed; (ii) even if clinical trials are completed and the data is submitted to the Food and Drug Administration ("FDA") as a New Drug Application ("NDA") for marketing approval and to other health authorities as a marketing authorization application, the NDA


                                      (10)
or marketing authorization application could fail to be accepted, or upon acceptance, could fail to receive approval on a timely basis, if at all; (iii) product candidates could be ineffective or unsafe during clinical trials; (iv) the Company's collaborators could elect to terminate or delay development programs; (v) even if product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (vi) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (vii) technological change in the biotechnology or pharmaceutical industries could render the Company's product candidates obsolete or noncompetitive; (viii) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease, Medisorb, AIR, RingCap or DST technologies, which are not generally developed independently, or for Cereport, could occur; (ix) disputes with Clinical Partners over rights to Cereport and related technology could occur; and (x) difficulties or set-backs in obtaining and enforcing Alkermes' patents and difficulties with the patent rights of others could occur.

RESULTS OF OPERATIONS

The Company's research and development revenue under collaborative arrangements for the three and six months ended September 30, 1999 was $4,360,987 and $10,123,508 compared to $9,822,380 and $17,602,514 for the corresponding periods of the prior year. The decrease in such revenue for the three and six months ended September 30, 1999 as compared to the corresponding periods of the prior year was mainly a result of the decreased funding earned under collaborative agreements related to the Company's ProLease and Medisorb technologies. As discussed in Note 3 to the consolidated financial statements included in this report, Genentech, Inc. ("Genentech") purchased 3,500 shares of newly issued convertible exchangeable preferred stock (the "1999 Preferred Stock") of Alkermes in April 1999 at a purchase price of $35,000,000. The Company is using the proceeds from the issuance of the 1999 Preferred Stock to conduct expanded development activities for Nutropin Depot(TM), an injectable sustained release formulation of Genentech's human growth hormone based on Alkermes' ProLease drug delivery system.

Interest income for the three and six months ended September 30, 1999 was $2,481,496 and $4,941,485 compared to $2,631,978 and $5,223,525 for the corresponding periods of the prior year. The decrease in such income for the three and six months ended September 30, 1999 as compared to the corresponding periods of the prior year was primarily a result of a decrease in interest rates and a decrease in average cash and investment balances as compared to the same periods of the prior year.

The Company's total operating expenses were $21,270,886 and $37,782,235 for the three and six months ended September 30, 1999 as compared to $21,379,322 and $37,505,490 for the three and six months ended September 30, 1998. The Company separately recorded a $3,221,253 nonrecurring charge in the three months ended June 30, 1998 for DST and RingCap technologies licensed from ALZA Corporation ("ALZA") which are not yet commercially viable.

Research and development expenses for the three and six months ended September 30, 1999 were $13,568,731 and $25,838,737 as compared to $12,349,088 and
$21,880,832 for the corresponding periods of the prior year. The increase in research and development expenses for


                                      (11)
the three and six months ended September 30, 1999 as compared to the three and six months ended September 30, 1998 was mainly the result of an increase in salary and related benefits and other costs associated with an increase in personnel as the Company advances its product candidates through development and clinical trials and prepares for commercial scale manufacturing. In addition, the Company had an increase in occupancy costs and depreciation and amortization expense related to its expanded Medisorb manufacturing facility in Wilmington, Ohio and its new ProLease manufacturing facility in Cambridge, Massachusetts. The increase in research and development expenses was partially offset by a decrease in clinical trial costs as the Company completed the Phase III clinical trial for Nutropin Depot during the prior fiscal year and discontinued the Phase III clinical trial of Cereport in April 1999.

General and administrative expenses for the three and six months ended September 30, 1999 were $3,347,138 and $6,783,130 compared to $3,601,357 and $6,450,576 for the corresponding periods of the prior year. The decrease in the three months ended September 30, 1999 as compared to September 30, 1998 was primarily the result of decreased legal and consulting costs partially offset by increased salary and benefits relating to an increase in personnel. The increase in the six months ended September 30, 1999 as compared to the six months ended September 30, 1998 was mainly the result of an increase in salary and benefits and other costs relating primarily to an increase in personnel, as well as an increase in professional fees.

Noncash compensation expense for the three and six months ended September 30, 1999 were $3,635,377 and $3,697,574 as compared to $4,981,734 and $8,284,957 for the corresponding periods of the prior year. Noncash compensation charges primarily relate to equity transactions in the Company's subsidiary, AIR, with respect to common stock issued and stock options granted to certain employees, consultants and others.

Interest expense for the three and six months ended September 30, 1999 was $719,640 and $1,462,794 as compared to $447,143 and $889,125 for the corresponding periods from the prior year. The increase in the three and six months ended September 30, 1999 as compared to the three and six months ended September 30, 1998 was primarily the result of an increase in interest costs related to an increase in indebtedness.

The Company does not believe that inflation and changing prices have had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were approximately $167.2 million at September 30, 1999 as compared to $163.4 million at March 31, 1999. During the six months ended September 30, 1999, the increase in cash and investments was primarily from the proceeds from the purchase by Genentech of the 1999 Preferred Stock (see below) as well as the receipt of approximately $4.1 million relating to the exercise of stock options and warrants. During the six months ended September 30, 1999, the primary uses of cash and investments were to finance the Company's operations, the payment of long-term obligations and the payment of the dividends on the Company's $3.25 Preferred Stock and the 1999 Preferred Stock. In addition, noncurrent Investments include $14.4 million principal amount of high grade corporate notes with maturities ranging from 13 to 16 months. The Company invests in cash equivalents, U.S. Government obligations, high grade corporate notes and commercial paper. The Company's investment


                                      (12)
objectives taken as a whole are, first, to assure conservation of capital and liquidity, and second, to obtain investment income.

In April 1999, the Company amended its license agreement with Genentech to expand their collaboration for Nutropin Depot, an injectable sustained release formulation of Genentech's human growth hormone based on Alkermes' ProLease drug delivery system. The expanded agreement includes potential milestone payments to the Company of approximately $40 million. The terms of the collaboration included the purchase by Genentech of the 1999 Preferred Stock for a purchase price of $35 million. The 1999 Preferred Stock is convertible at Genentech's option into shares of common stock and non-voting common stock during any period after September 1, 1999 that the closing price of the Company's common stock is above $45 per share for at least 10 consecutive trading days. The 1999 Preferred Stock may be redeemed at any time by the Company at a redemption price of $10,000 per share, plus accrued and unpaid dividends, in cash, common stock or non-voting common stock, at the Company's option. Dividends on the 1999 Preferred Stock are payable quarterly at a floating three-month LIBOR rate.

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

Since the research and development revenue from Clinical Partners ended during the quarter ended June 30, 1996, Alkermes has been using its own resources to continue to develop Cereport. The Company is required to fund the development of Cereport to maintain its option to purchase the limited partnership interests in Clinical Partners. Effective September 30, 1997, the Company entered into an agreement with ALZA relating to the development and commercialization of Cereport. ALZA made a $10.0 million upfront payment to Alkermes to fund clinical development of Cereport, of which $5.4 million has been recorded as deferred revenue at September 30, 1999. In return, ALZA will have the option to acquire exclusive worldwide commercialization rights to Cereport. If ALZA exercises its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will pay the Company certain milestone payments. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in any profits from product sales.

Capital expenditures were approximately $3.0 million for the six months ended September 30, 1999, principally reflecting equipment purchases. The Company's capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of equity securities.

The Company will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including equity offerings, bank borrowings, lease arrangements relating to fixed assets or other financing methods. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, progress with


                                      (13)
preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing facilities and of commercialization activities and arrangements and the cost of product in-licensing and any possible acquisitions.

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

YEAR 2000 READINESS DISCLOSURE

THIS YEAR 2000 READINESS DISCLOSURE STATEMENT CONTAINS INFORMATION CONCERNING THIRD PARTIES AND THEIR PRODUCTS AND SERVICES, WHICH HAS NOT BEEN INDEPENDENTLY VERIFIED BY ALKERMES.

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

The Company's Year 2000 Compliance Plan provides for a four-phase process: inventory; assessment; remediation and testing; and preparation of contingency plans. Alkermes has identified its mission critical and medium priority internal systems which will require remediation to provide for its continuing business operations after January 1, 2000. The remaining systems are considered to be of low priority because they are judged to have no direct impact on safety or the Company's business.

The inventory phase is completed for Alkermes. The assessment phase is substantially completed, except for information not yet received from certain external suppliers, vendors and manufacturers over which Alkermes does not have control. The Company is undergoing planned remediation of stand-alone computers and minor upgrades. Alkermes has requested each supplier, vendor and manufacturer of mission critical equipment owned or leased by the Company containing embedded chip technology to provide Alkermes with its Year 2000 testing methodology and results and in certain instances the Company has performed in-house testing on such equipment. As of November 12, 1999, substantially all planned testing of equipment, hardware and software has been completed, with the exception of a few systems that are scheduled to be tested and remediated by the end of 1999. As of November 12, 1999, there has been an overall 87% response rate to the Company's requests for information sent to suppliers, vendors and manufacturers of equipment, hardware and software purchased or leased by the Company. Based on the responses received as of November 12, 1999, the Company has a 93% response rate for mission critical items and a 91% response rate for medium priority items. According to the supplier, vendor and manufacturer responses received as of November 12,


                                      (14)

1999, all mission critical items are compliant and approximately 90% of all medium priority items are compliant. However, the Company has not independently verified the accuracy of the supplier, vendor and manufacturer responses received. The Company has determined what is required to remediate these medium priority items identified to it as non-compliant and is in the process of final remediation. All remaining items for which responses have not been received as of November 12, 1999 are being addressed in contingency plans.

Alkermes believes, based in part upon supplier, vendor and manufacturer responses received as of November 12, 1999, that its mission critical and medium priority internal computer systems will be Year 2000 compliant in a timely manner. However, the Company's computer systems are complex, interdependent and there are a number of risks associated with the complexity and integration of the systems. For example, an incorrect classification of the importance of a system or systems, or the cumulative effect of a number of low priority systems that have not been remediated, could result in an unpredicted failure or shutdown in one or more of the Company's business, processing or manufacturing systems, which could have a material adverse effect on production or cost of operations. The Company's current belief is that this is unlikely to occur. To minimize these risks, Alkermes is utilizing both skilled and knowledgeable internal resources as well as contract personnel to assist in its contingency planning processes and to perform integrated systems testing.

Alkermes continues to request and assess compliance information from all of its suppliers, vendors, manufacturers, collaborative partners and other organizations with which the Company does business (each a "Third Party"). Certain of these Third Parties may refuse to respond to a readiness survey or other request for information. It is possible that such Third Parties may, in fact, be prepared to address Year 2000 concerns, but simply refuse to respond. Conversely, various Third Parties may respond that they are Year 2000 ready, when, in fact, they are not ready. As of November 12, 1999, approximately 72% of all Third Parties had responded to the Company's survey. Approximately 70% of all Third Parties have responded that they are or will be Year 2000 compliant on a timely basis. Alkermes will continue to request Year 2000 readiness disclosures from Third Parties through the end of 1999 and will focus primarily on obtaining responses from the remaining key suppliers and partners.

If the Year 2000 problem causes key Third Parties to fail to deliver essential materials and services, disruptions in the Company's operations, computer infrastructure or telecommunications systems could result. Because of the inherent uncertainties associated with the Year 2000 problem, including understanding the Year 2000 readiness of the Third Parties, it is not possible to quantify the potential impact. However, failure of key Third Parties or Alkermes to address on a proper and timely basis the Year 2000 problem could have a material adverse effect on the Company's financial condition, results of operations or liquidity. Furthermore, there can be no guarantee that any contingency plans developed by the Company will prevent such failures from having a material adverse effect. Alkermes believes that there is a low probability that these disruptions will occur.

Contingency plans have been formulated by each of the Company's various departments. The plans are currently undergoing management review as well as an internal audit of critical business areas and may be updated or revised accordingly during the remainder of 1999. Alkermes currently expects total external expenditures to become Year 2000 compliant to be less than $800,000. To date, Alkermes has incurred external expenditures of approximately $735,000. In addition, the Company has dedicated significant internal resources, including staff


                                      (15)
and equipment, to Year 2000 projects, but does not track such costs and therefore cannot provide an estimate of the amount of such internal costs. Alkermes will fund Year 2000 expenditures from its cash and expects that total remediation costs, including the reallocation of internal resources, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's Investments consist of U.S. Treasuries and other government securities, commercial paper and high grade corporate notes. Substantially all Investments mature within one year, are not callable by the issuer and have fixed interest rates. A 10% decline in the average yield of the investments would not have a material effect on the Company's results of operations or cash flows. The Company's debt instruments approximate fair value and generally have fixed interest rates. See "Liquidity and Capital Resources."


                                      (16)

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting was held on August 6, 1999. Required information has been supplied on the Registrant's Form 10-Q for the quarter ended June 30, 1999.


                                      (17)

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

                 3.1(e)(I)     Amendment to the Second Amended and Restated Articles of
                               Incorporation, as filed with the Pennsylvania Secretary of State on
                               February 26, 1998 (designating 3,000,000 shares of Capital Stock as Preferred Stock).

                 3.1(e)(II)    Amendment to the Second Amended and Restated Articles of
                               Incorporation, as filed with the Pennsylvania Secretary of State on
                               February 27, 1998 ($3.25 Convertible Preferred Stock Terms).
                               (Incorporated by reference to Exhibit 4.6 to the Company's
                               Registration Statement on Form S-3, as amended (File No.333-
                               50157)).

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


                                      (18)

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

                 3.1(h)        Amendment to the Second Amended and Restated Articles of
                               Incorporation, as filed with the Pennsylvania Secretary of State on
                               September 20, 1999 (increasing authorized Common Stock to 80,000,000 shares).

                 3.2           Amended and Restated By-Laws of Alkermes, Inc., effective as of
                               June 2, 1999. (Incorporated by reference to Exhibit 3.2 to the
                               Company's Report on Form 10-K for the year ended March 31,
                               1999).

                 4.1           Specimen of Common Stock Certificate of Alkermes, Inc.
                               (Incorporated by reference to Exhibit 4 to the Company's
                               Registration Statement on Form S-1, as amended (File No. 33-
                               40250)).

                 4.2           Specimen of $3.25 Convertible Preferred Stock Certificate of
                               Alkermes, Inc. (Incorporated by reference to Exhibit 4.1 to the
                               Company's Registration Statement on Form S-3, as amended (File
                               No. 333-50157)).

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

                 4.5           Form of 1995 Warrant to purchase 300 shares of the Company's
                               Common Stock. (Incorporated by reference to Exhibit 4.3 to the
                               Company's Report on Form 10-K for the fiscal year ended March
                               31, 1992).

                 4.6           Form of Global Warrant Certificate for 1994 Class A Warrants.
                               (Incorporated by reference to Exhibit 4.6 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                 4.7           Form of Global Warrant Certificate for 1994 Class B Warrants.
                               (Incorporated by reference to Exhibit 4.7 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                 4.8           Form of Global Warrant Certificate for 1994 Affiliate Warrants.
                               (Incorporated by reference to Exhibit 4.8 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).


                                      (19)

                 4.9           Form of Global Warrant Certificate for 1994 Incentive Warrants.
                               (Incorporated by reference to Exhibit 4.9 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                 4.10          Warrant Agreement, dated as of November 18, 1994, by and
                               between the Company and The First National Bank of Boston.
                               (Incorporated by reference to Exhibit 4.10 to the Company's
                               Report on Form 10-Q for the quarter ended December 31, 1994).

                 4.11          Indenture, dated as of March 1, 1998, between Alkermes, Inc. and
                               State Street Bank and Trust Company, as Trustee. (Incorporated
                               by reference to Exhibit 4.7 to the Company's Registration
                               Statement on Form S-3, as amended (File No. 333-50157)).

                 27            Financial Data Schedule.

(b) During the quarter ended September 30, 1999, the Registrant filed no Reports on Form 8-K.


                                      (20)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ALKERMES, INC.
                                              (Registrant)



Date: November 15, 1999                       By: /s/ Richard F. Pops
                                                  ------------------------------
                                                  Richard F. Pops
                                                  Chief Executive Officer and
                                                   Director
                                                   (Principal Executive Officer)


Date: November 15, 1999                       By: /s/ James M. Frates
                                                  ------------------------------
                                                  James M. Frates
                                                  Vice President, Chief
                                                  Financial Officer and
                                                   Treasurer
                                                   (Principal Financial and
                                                    Accounting Officer)


                                      (21)

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

                 3.1(e)(I)     Amendment to the Second Amended and Restated Articles of
                               Incorporation, as filed with the Pennsylvania Secretary of State on
                               February 26, 1998 (designating 3,000,000 shares of Capital Stock as Preferred Stock).

                 3.1(e)(II)    Amendment to the Second and Restated Articles of
                               Incorporation, as filed with the Pennsylvania
                               Secretary of State on February 27, 1998 ($3.25
                               Convertible Preferred Stock Terms). (Incorporated
                               by reference to Exhibit 4.6 to the Company's
                               Registration Statement on Form S-3, as amended
                               (File No. 333- 50157)).

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


                                      (22)

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

                 3.1(h)        Amendment to the Second Amended and Restated Articles of
                               Incorporation, as filed with the Pennsylvania Secretary of State on
                               September 20, 1999 (increasing authorized Common Stock to
                               80,000,000 shares).

                 3.2           Amended and Restated By-Laws of Alkermes, Inc., effective as of
                               June 2, 1999. (Incorporated by reference to Exhibit 3.2 to the
                               Company's Report on Form 10-K for the year ended March 31,
                               1999).

                 4.1           Specimen of Common Stock Certificate of Alkermes, Inc.
                               (Incorporated by reference to Exhibit 4 to the Company's
                               Registration Statement on Form S-1, as amended (File No. 33
                               -40250)).

                 4.2           Specimen of $3.25 Convertible Preferred Stock Certificate of
                               Alkermes, Inc. (Incorporated by reference to Exhibit 4.1 to the
                               Company's Registration Statement on Form S-3, as amended (File
                               No. 333-50157)).

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

                 4.5           Form of 1995 Warrant to purchase 300 shares of the Company's
                               Common Stock. (Incorporated by reference to Exhibit 4.3 to the
                               Company's Report on Form 10-K for the fiscal year ended March
                               31, 1992).

                 4.6           Form of Global Warrant Certificate for 1994 Class A Warrants.
                               (Incorporated by reference to Exhibit 4.6 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                 4.7           Form of Global Warrant Certificate for 1994 Class B Warrants.
                               (Incorporated by reference to Exhibit 4.7 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).


                                      (23)

                 4.8           Form of Global Warrant Certificate for 1994 Affiliate Warrants.
                               (Incorporated by reference to Exhibit 4.8 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                 4.9           Form of Global Warrant Certificate for 1994 Incentive Warrants.
                               (Incorporated by reference to Exhibit 4.9 to the Company's Report on Form 10-Q for the quarter ended December 31, 1994).

                 4.10          Warrant Agreement, dated as of November 18, 1994, by and
                               between the Company and The First National Bank of Boston.
                               (Incorporated by reference to Exhibit 4.10 to the Company's
                               Report on Form 10-Q for the quarter ended December 31, 1994).

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


                                      (24)