Form 10-Q
period 1999-12-31
ALKERMES INC
filed 2000-02-14
CIK 874663

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                                 Not Applicable
   Former name, former address, and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                              Shares Outstanding as of February 8, 2000
                    -----                              ------------------------------------------
         Common Stock, par value $.01                               26,286,263

                         ALKERMES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                    PAGE NO.
                                                                                                    --------

PART I - FINANCIAL INFORMATION
                Item 1.    Consolidated Financial Statements

                           Consolidated Balance Sheets                                                    3
                           - December 31, 1999 and March 31, 1999

                           Consolidated Statements of Operations                                          4
                           - Three months ended December 31, 1999 and 1998
                           - Nine months ended December 31, 1999 and 1998

                           Consolidated Statement of Shareholders' Equity                                 5
                           - Nine months ended December 31, 1999

                           Consolidated Statements of Cash Flows                                          6
                           - Nine months ended December 31, 1999 and 1998

                           Notes to Consolidated Financial Statements                                     7

                Item 2.    Management's Discussion and Analysis of                                        10
                           Financial Condition and Results of Operations

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk                     16

PART II - OTHER INFORMATION

                 Item 6.    Exhibits and Reports on Form 8-K                                              17

SIGNATURES                                                                                                20

EXHIBIT INDEX                                                                                             21


                                   (2)

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

                         ALKERMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                      December 31,          March 31,
                                                                                          1999                 1999
                                                                                          ----                 ----
                                     ASSETS
Current Assets:
      Cash and cash equivalents                                                       $   4,778,933        $   9,115,432
      Short-term investments                                                            147,770,798          154,303,220
      Prepaid expenses and other current assets                                          11,320,398            5,745,047
                                                                                      -------------        -------------
           Total current assets                                                         163,870,129          169,163,699
                                                                                      -------------        -------------
Property, Plant and Equipment:
      Land                                                                                  235,000              235,000
      Building                                                                            3,488,437            3,483,862
      Furniture, fixtures and equipment                                                  35,104,358           31,302,274
      Leasehold improvements                                                             13,673,732           12,635,756
                                                                                      -------------        -------------
                                                                                         52,501,527           47,656,892
           Less accumulated depreciation and amortization                               (19,260,201)         (14,292,146)
                                                                                      -------------        -------------
                                                                                         33,241,326           33,364,746
                                                                                      -------------        -------------
Investments                                                                              14,165,540            8,436,067
                                                                                      -------------        -------------
Other Assets                                                                              1,767,518            2,487,757
                                                                                      -------------        -------------
                                                                                      $ 213,044,513        $ 213,452,269
                                                                                      =============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued expenses                                           $   6,348,467        $   6,642,005
      Accrued interest                                                                    1,797,100            1,570,201
      Deferred revenue                                                                    7,715,360            9,587,933
      Long-term obligations-current portion                                               9,575,000           10,700,000
                                                                                      -------------        -------------
           Total current liabilities                                                     25,435,927           28,500,139
                                                                                      -------------        -------------
Long-Term Obligations                                                                    24,141,625           28,416,625
                                                                                      -------------        -------------
Other Long-Term Liabilities                                                                 643,782              329,614
                                                                                      -------------        -------------
Shareholders' Equity:
      Capital stock, par value $.01 per share:
        authorized, 2,696,500 shares; none issued
      $3.25 Convertible exchangeable preferred stock, par value $.01 per share:
        authorized and issued, 2,300,000 shares at December 31, 1999 and
        March 31, 1999 (liquidation preference of $115,000,000)                              23,000               23,000
      1999 Convertible exchangeable preferred stock, par value $.01 per share:
        authorized and issued, 3,500 and zero shares at December 31, 1999
        and March 31, 1999 (liquidation preference of $35,000,000)                               35                 --
      Common stock, par value $.01 per share:  authorized, 80,000,000 shares;
        issued, 25,565,653 and 24,982,459 shares; outstanding, 25,523,852
        and 24,982,459 shares at December 31, 1999 and March 31, 1999                       255,239              249,825
      Additional paid-in capital                                                        397,269,889          346,849,432
      Deferred compensation                                                              (7,028,561)          (9,932,199)
      Accumulated other comprehensive income (loss)                                           7,094              (46,873)
      Accumulated deficit                                                              (227,703,517)        (180,937,294)
                                                                                      -------------        -------------
           Total shareholders' equity                                                   162,823,179          156,205,891
                                                                                      -------------        -------------
                                                                                      $ 213,044,513        $ 213,452,269
                                                                                      =============        =============


See notes to consolidated financial statements.


                                      (3)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months       Three Months         Nine Months         Nine Months
                                                              Ended              Ended                Ended               Ended
                                                           December 31,       December 31,         December 31,        December 31,
                                                               1999               1998                 1999                1998
                                                               ----               ----                 ----                ----
Revenues:
    Research and development revenue under
       collaborative arrangements                         $  7,013,356        $ 11,854,359        $ 17,136,864        $ 29,456,873
    Interest income                                          2,482,351           2,341,616           7,423,836           7,565,141
                                                          ------------        ------------        ------------        ------------
                                                             9,495,707          14,195,975          24,560,700          37,022,014
                                                          ------------        ------------        ------------        ------------
Expenses:
    Research and development                                13,483,815          12,923,553          39,322,552          34,804,385
    General and administrative                               3,464,840           3,593,973          10,247,970          10,044,549
    Noncash compensation expense                             9,025,371           4,922,936          12,722,945          13,207,893
    Interest expense                                           724,772             658,206           2,187,566           1,547,331
    Acquisition of in-process research and development            --                  --                  --             3,221,253
                                                          ------------        ------------        ------------        ------------
                                                            26,698,798          22,098,668          64,481,033          62,825,411
                                                          ------------        ------------        ------------        ------------
Net loss                                                   (17,203,091)         (7,902,693)        (39,920,333)        (25,803,397)

Preferred stock dividends                                   (2,409,982)         (1,868,750)         (6,845,890)         (5,585,550)
                                                           ------------        ------------        ------------        ------------
Net loss attributable to common shareholders              ($19,613,073)       ($ 9,771,443)       ($46,766,223)       ($31,388,947)
                                                           ============        ============        ============        ============
Basic and diluted loss per common share                   ($      0.77)       ($      0.39)       ($      1.85)       ($      1.28)
                                                           ============        ============        ============        ============
Beighted average number of common shares
  outstanding                                               25,404,264          24,794,656          25,220,708          24,610,918
                                                           ============        ============        ============        ============


See notes to consolidated financial statements.


                                      (4)

                         ALKERMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                          $3.25 Convertible                 1999 Convertible
                                                             Exchangeable                     Exchangeable
                                                            Preferred Stock                  Preferred Stock          Common Stock
                                                         Shares           Amount          Shares         Amount          Shares
-----------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 1999                                 2,300,000       $   23,000           --           $ --          24,982,459

Issuance of common stock                                    --               --             --             --             104,378

Issuance of 1999 convertible
  exchangeable preferred stock                              --               --            3,500           35                --

Noncash compensation                                        --               --             --             --                --

Amortization of noncash compensation                        --               --             --             --                --

Unrealized gain on marketable securities                    --               --             --             --                --

Cumulative foreign currency translation
  adjustments                                               --               --             --             --                --

Net loss for period                                         --               --             --             --                --

Preferred stock dividends                                   --               --             --             --                --
                                                  ---------------------------------------------------------------------------------
Balance, June 30, 1999                                 2,300,000           23,000          3,500           35          25,086,837

Issuance of common stock, net                               --               --             --             --             240,680

Compensation relating to options and
  restricted stock awards canceled                          --               --             --             --                --

Noncash compensation                                        --               --             --             --                --

Amortization of noncash compensation                        --               --             --             --                --

Unrealized loss on marketable securities                    --               --             --             --                --

Cumulative foreign currency translation
  adjustments                                               --               --             --             --                --

Net loss for period                                         --               --             --             --                --

Preferred stock dividends                                   --               --             --             --                --
                                                  ---------------------------------------------------------------------------------
Balance, September 30, 1999                            2,300,000           23,000          3,500           35          25,327,517

Issuance of common stock, net                               --               --             --             --             196,335

Noncash compensation                                        --               --             --             --                --

Amortization of noncash compensation                        --               --             --             --                --

Unrealized gain on marketable securities                    --               --             --             --                --

Cumulative foreign currency translation
  adjustments                                               --               --             --             --                --

Net loss for period                                         --               --             --             --                --

Preferred stock dividends                                   --               --             --             --                --
                                                  ---------------------------------------------------------------------------------
Balance, December 31, 1999                             2,300,000       $   23,000          3,500         $ 35          25,523,852
                                                  =================================================================================

                                                                      Additional
                                                    Common Stock       Paid-in              Deferred
                                                        Amount         Capital            Compensation
---------------------------------------------------------------------------------------------------------------
Balance, April 1, 1999                           $     249,825       $ 346,849,432        ($  9,932,199)

Issuance of common stock                                 1,043             653,660                 --

Issuance of 1999 convertible
  exchangeable preferred stock                            --            34,999,965                 --

Noncash compensation                                      --            (2,562,055)           2,562,055

Amortization of noncash compensation                      --                  --                 62,197

Unrealized gain on marketable securities                  --                  --                   --

Cumulative foreign currency translation
  adjustments                                             --                  --                   --

Net loss for period                                       --                  --                   --

Preferred stock dividends                                 --                  --                   --
                                                 --------------------------------------------------------------
Balance, June 30, 1999                                 250,868         379,941,002           (7,307,947)

Issuance of common stock, net                            2,407           3,404,563                 --

Compensation relating to options and
  restricted stock awards canceled                        --              (754,849)             754,849

Noncash compensation                                      --             3,207,021           (3,207,021)

Amortization of noncash compensation                      --                  --              3,635,377

Unrealized loss on marketable securities                  --                  --                   --

Cumulative foreign currency translation
  adjustments                                             --                  --                   --

Net loss for period                                       --                  --                   --

Preferred stock dividends                                 --                  --                   --
                                                 --------------------------------------------------------------
Balance, September 30, 1999                            253,275         385,797,737           (6,124,742)

Issuance of common stock, net                            1,964           1,542,962                 --

Noncash compensation                                      --             9,929,190           (9,929,190)

Amortization of noncash compensation                      --                  --              9,025,371

Unrealized gain on marketable securities                  --                  --                   --

Cumulative foreign currency translation
  adjustments                                             --                  --                   --

Net loss for period                                       --                  --                   --

Preferred stock dividends                                 --                  --                   --
                                                 --------------------------------------------------------------
Balance, December 31, 1999                       $     255,239       $ 397,269,889        ($  7,028,561)
                                                 ==============================================================




                                                  Other Comprehensive Income (Loss)
                                                   Foreign               Unrealized
                                                   Currency              Gain (Loss)
                                                  Translation           on Marketable           Accumulated
                                                  Adjustments             Securities              Deficit                 Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 1999                           ($     46,873)            $    --             ($180,937,294)         $ 156,205,891

Issuance of common stock                                  --                    --                        --                654,703

Issuance of 1999 convertible
  exchangeable preferred stock                            --                    --                        --             35,000,000

Noncash compensation                                      --                    --                        --                   --

Amortization of noncash compensation                      --                    --                        --                 62,197

Unrealized gain on marketable securities                  --                 100,500                      --                100,500

Cumulative foreign currency translation
  adjustments                                          (15,174)                 --                        --                (15,174)

Net loss for period                                       --                    --                  (8,288,839)          (8,288,839)

Preferred stock dividends                                 --                    --                  (2,098,714)          (2,098,714)
                                                 ----------------------------------------------------------------------------------
Balance, June 30, 1999                                 (62,047)              100,500              (191,324,847)         181,620,564

Issuance of common stock, net                             --                    --                        --              3,406,970

Compensation relating to options and
  restricted stock awards canceled                        --                    --                        --                   --

Noncash compensation                                      --                    --                        --                   --

Amortization of noncash compensation                      --                    --                        --              3,635,377

Unrealized loss on marketable securities                  --                 (43,500)                     --                (43,500)

Cumulative foreign currency translation
  adjustments                                           26,307                  --                        --                 26,307

Net loss for period                                       --                    --                 (14,428,403)         (14,428,403)

Preferred stock dividends                                 --                    --                  (2,337,194)          (2,337,194)
                                                 ----------------------------------------------------------------------------------
Balance, September 30, 1999                            (35,740)               57,000              (208,090,444)         171,880,121

Issuance of common stock, net                             --                    --                        --              1,544,926

Noncash compensation                                      --                    --                        --                   --

Amortization of noncash compensation                      --                    --                        --              9,025,371

Unrealized gain on marketable securities                  --                   1,500                      --                  1,500

Cumulative foreign currency translation
  adjustments                                          (15,666)                 --                        --                (15,666)

Net loss for period                                       --                    --                 (17,203,091)         (17,203,091)

Preferred stock dividends                                 --                    --                  (2,409,982)          (2,409,982)
                                                 ----------------------------------------------------------------------------------
Balance, December 31, 1999                       ($     51,406)        $      58,500             ($227,703,517)       $ 162,823,179
                                                 ==================================================================================


See notes to consolidated financial statements.


                                   (5)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine Months             Nine Months
                                                                                    Ended                   Ended
                                                                                 December 31,            December 31,
                                                                                    1999                    1998
                                                                                    ----                    ----
Cash flows from operating activities:
    Net loss                                                                     ($39,920,333)          ($25,803,397)
    Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization                                              5,101,011              3,521,793
         Amortization of compensation relating to issuance of common stock
             and grant of stock options and awards made                            12,722,945             13,207,893
         Adjustments to other assets                                                  779,315                   --
         Adjustments to other investments                                                --                  201,600
         Changes in assets and liabilities:
              Prepaid expenses and other current assets                            (5,575,741)               854,109
              Accounts payable and accrued expenses and accrued interest              (60,353)            (1,612,891)
              Deferred revenue                                                     (1,872,573)             2,454,114
              Other long-term liabilities                                             314,168                461,662
                                                                                 ------------           ------------
                   Net cash used by operating activities                          (28,511,561)            (6,715,117)
                                                                                 ------------           ------------
Cash flows from investing activities:
    Additions to property, plant and equipment, net                                (4,847,598)           (22,118,725)
    Maturities of short-term investments, net                                       6,532,422             35,681,520
    Purchases of long-term investments, net                                        (5,729,473)            (5,026,217)
    Increase in other assets                                                         (131,823)            (2,634,825)
                                                                                 ------------           ------------
                   Net cash (used) provided by investing activities                (4,176,472)             5,901,753
                                                                                 ------------           ------------
Cash flows from financing activities:
    Proceeds from issuance of 1999 convertible exchangeable preferred stock        35,000,000                   --
    Proceeds from issuance of common stock, net                                     5,606,599              5,890,155
    Proceeds from issuance of long-term debt                                             --               18,026,630
    Payment of preferred stock dividends                                           (6,845,890)            (5,585,550)
    Payment of long-term obligations                                               (5,400,000)            (3,129,532)
                                                                                 ------------           ------------
                   Net cash provided by financing activities                       28,360,709             15,201,703
                                                                                 ------------           ------------
Effect of exchange rate changes on cash                                                (9,175)               (11,124)
                                                                                 ------------           ------------
Net (decrease) increase in cash and cash equivalents                               (4,336,499)            14,377,215
Cash and cash equivalents, beginning of period                                      9,115,432              3,699,950
                                                                                 ------------           ------------
Cash and cash equivalents, end of period                                         $  4,778,933           $ 18,077,165
                                                                                 ============           ============
Supplementary information:
    Interest paid                                                                $  1,586,774           $  1,018,955
                                                                                ============           ============
    Deferred revenue and accrued interest converted to long-term obligations     $       --             $  5,983,292
                                                                                 ============           ============


See notes to consolidated financial statements.


                                      (6)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three and nine month periods ended December 31, 1999 and 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 1999, which includes consolidated financial statements and notes thereto for the years ended March 31, 1999, 1998 and 1997. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. ("AIR"), Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II ("ADC II"), wholly owned subsidiaries of the Company.

The consolidated financial statements prior to February 1, 1999 give retroactive effect to the acquisition of AIR on February 1, 1999 (see Note 3 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999), which has been accounted for as a pooling of interests.

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


                                      (7)

Comprehensive income (loss) for the three and nine months ended December 31, 1999 and 1998 is as follows:

                                                                         Three Months           Three Months
                                                                             Ended                  Ended
                                                                       December 31, 1999      December 31, 1998
                                                                       -----------------      -----------------
Net loss                                                               ($17,203,091)          ($ 7,902,693)
Cumulative foreign currency translation adjustments                         (15,666)               (24,085)
Carrying value adjustments                                                     --                  103,050
Unrealized gain on marketable securities                                      1,500                     --
                                                                       ------------           ------------
Comprehensive loss                                                     ($17,217,257)          ($ 7,823,728)
                                                                       ============           ============

                                                                       Nine Months                 Nine Months
                                                                          Ended                       Ended
                                                                     December 31, 1999           December 31, 1998
                                                                     -----------------           -----------------
Net loss                                                              ($39,920,333)             ($25,803,397)
Cumulative foreign currency translation adjustments                         (4,533)                   (9,265)
Carrying value adjustments                                                     --                    103,050
Unrealized gain (loss) on marketable securities                             58,500                   (65,550)
                                                                       -----------               -----------
Comprehensive loss                                                    ($40,066,366)             ($25,775,162)
                                                                       ===========               ===========

The accumulated other comprehensive income (loss) is as follows:

Balance March 31, 1999                                                    ($46,873)
Change for the three months ended June 30, 1999                             85,326
                                                                       -----------
Balance June 30, 1999                                                       38,453
Change for the three months ended September 30, 1999                       (17,193)
                                                                       -----------
Balance September 30, 1999                                                  21,260
Change for the three months ended December 31, 1999                        (14,166)
                                                                       -----------
Balance December 31, 1999                                                  $ 7,094
                                                                       ===========

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

The terms of the expanded collaboration included the purchase by Genentech of $35 million (3,500 shares) of newly issued redeemable convertible exchangeable preferred stock of the Company (the "1999 Preferred Stock"). The 1999 Preferred Stock is convertible at Genentech's option into shares of common stock and non-voting common stock of the Company during any period after September 1, 1999 that the closing price of the Company's common stock is above $45 per share for at least 10 consecutive trading days. The Company has the option to redeem


                                      (8)
the 1999 Preferred Stock, in whole or in part, at any time at the redemption price of $10,000 per share plus accrued and unpaid dividends (the "Redemption Price"). There will be a mandatory redemption of any outstanding shares of the 1999 Preferred Stock on January 1, 2009 at the Redemption Price. The Company has the option to pay the Redemption Price in cash, common stock or non-voting common stock. Any non-voting common stock to be issued upon conversion or redemption of the 1999 Preferred Stock is convertible into common stock under certain circumstances.

The 1999 Preferred Stock is junior to the Company's outstanding $3.25 convertible exchangeable preferred stock issued in March 1998 for a purchase price of $115 million. The 1999 Preferred Stock has a liquidation preference of $10,000 per share, plus accrued and unpaid dividends. Dividends on the 1999 Preferred Stock are payable quarterly at a floating three-month LIBOR rate.

4.  SUBSEQUENT EVENT

On February 8, 2000 the Company announced that it intends to offer, subject to market and other conditions, $150 million of Convertible Subordinated Notes due 2007 ($200 million if an option for an additional $50 million is exercised in full) through initial purchasers to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The notes would be convertible into the Company's common stock at the option of the holder, at a price to be determined. The offering is expected to close in February 2000. The net proceeds of the proposed offering would be used to fund research, development and clinical trial activities and for manufacturing facilities and equipment, as well as for working capital and general corporate purposes. In addition, the Company may use a portion of the net proceeds for potential acquisitions of additional technologies and compounds, none of which are currently planned.

The notes and the common stock issuable upon conversion of the notes have not been registered under the Securities Act, or any state securities laws, and are being offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act. Unless so registered, the notes and the common stock issuable upon conversion of the notes may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act and applicable state securities laws.


                                      (9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes is developing innovative pharmaceutical products based on sophisticated drug delivery systems. The Company has several areas of focus: (i) controlled, sustained release of injectable drugs lasting several days to several weeks, utilizing its ProLease(R) and Medisorb(R) technologies; (ii) the development of pharmaceutical products based on proprietary pulmonary drug delivery technologies utilizing its Advanced Inhalation Research, Inc. ("AIR(TM)") technology; (iii) the delivery of drugs into the brain past the blood-brain barrier utilizing its Cereport(R) technology; and (iv) oral delivery of drugs using its RingCap(TM) and dose sipping technologies ("DST"). Since its inception in 1987, the Company has devoted substantially all of its resources to its research and development programs. Alkermes has not received any revenue from the sale of products. The Company has been unprofitable since inception and expects to incur substantial additional operating losses over the next few years. At December 31, 1999, the Company had an accumulated deficit of approximately $227.7 million.

The consolidated financial statements prior to February 1, 1999 give retroactive effect to the acquisition of AIR on February 1, 1999 (see Note 3 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999), which has been accounted for as a pooling of interests.

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

FORWARD-LOOKING STATEMENTS

Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like "believes," "expects," "may," "will," "should," "seeks," or "anticipates," and similar expressions.

Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, the Company's business is subject to significant risks and there can be no assurance that actual results of the Company's development activities and its results of operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others: (i) The Company's first product, Nutropin Depot(TM), may not produce significant revenues and, in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (ii) the Company and its collaborators may not be permitted by regulatory authorities to undertake clinical trials for RingCap


                                      (10)
or DST or to undertake additional clinical trials for ProLease, Cereport, Medisorb or AIR product candidates or clinical trials could be delayed; (iii) its product candidates could be ineffective or unsafe during clinical trials;
(iv) even if clinical trials are completed and the data is submitted to the Food and Drug Administration ("FDA") as a New Drug Application ("NDA") for marketing approval and to other health authorities as a marketing authorization application, the NDA or marketing authorization application could fail to be accepted, or could fail to receive approval on a timely basis, if at all; (v) the Company could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; (vi) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease, Medisorb, AIR, RingCap or DST technologies, or for Cereport, could occur; (vii) the Company's collaborators could elect to terminate or delay development programs; (viii) even if its product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (ix) the Company may be unable to manufacture Nutropin Depot or future products on a commercial scale; (x) technological change in the biotechnology or pharmaceutical industries could render the Company's product candidates obsolete or noncompetitive; (xi) difficulties or set-backs in obtaining and enforcing the Company's patents and difficulties with the patent rights of others could occur; and (xii) disputes with Clinical Partners over rights to Cereport and related technology could occur.

RESULTS OF OPERATIONS

The Company's research and development revenue under collaborative arrangements for the three and nine months ended December 31, 1999 was $7,013,356 and $17,136,864 compared to $11,854,359 and $29,456,873 for the corresponding periods of the prior year. The decrease in such revenue for the three and nine months ended December 31, 1999 as compared to the corresponding periods of the prior year was mainly a result of decreased funding earned under collaborative agreements related to the Company's ProLease and Medisorb technologies. As discussed in Note 3 to the consolidated financial statements included in this report, Genentech, Inc. ("Genentech") purchased 3,500 shares of newly issued convertible exchangeable preferred stock (the "1999 Preferred Stock") of Alkermes in April 1999 at a purchase price of $35,000,000. The Company is using the proceeds from the issuance of the 1999 Preferred Stock to conduct expanded development activities for Nutropin Depot, an injectable sustained release formulation of Genentech's human growth hormone based on Alkermes' ProLease drug delivery system.

Interest income for the three and nine months ended December 31, 1999 was $2,482,351 and $7,423,836 compared to $2,341,616 and $7,565,141 for the corresponding periods of the prior year. The increase in such income for the three months ended December 31, 1999 as compared to the corresponding period of the prior year was mainly a result of an increase in average cash and investment balances mainly as a result of the sale of the 1999 Preferred Stock. The decrease in interest income for the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998 was primarily a result of a decrease in interest rates, partially offset by an increase in average cash and investment balances.

The Company's total operating expenses were $26,698,798 and $64,481,033 for the three and nine months ended December 31, 1999 as compared to $22,098,668 and $59,604,158 for the


                                      (11)
three and nine months ended December 31, 1998. The Company separately recorded a $3,221,253 nonrecurring charge in the three months ended June 30, 1998 for the DST and RingCap technologies licensed from ALZA Corporation ("ALZA") which are not yet commercially viable.

Research and development expenses for the three and nine months ended December 31, 1999 were $13,483,815 and $39,322,552 as compared to $12,923,553 and
$34,804,385 for the corresponding periods of the prior year. The increase in research and development expenses for the three and nine months ended December 31, 1999 as compared to the three and nine months ended December 31, 1998 was mainly the result of an increase in salary and related benefits and other costs associated with an increase in personnel as the Company advances its product candidates through development and clinical trials and prepares for commercial scale manufacturing. In addition, the Company had an increase in occupancy costs and depreciation and amortization expense related to its expanded Medisorb manufacturing facility in Wilmington, Ohio and its new ProLease manufacturing facility in Cambridge, Massachusetts. The increase in research and development expenses was partially offset by a decrease in clinical trial costs as the Company completed the Phase III clinical trial for Nutropin Depot during fiscal 1999 and discontinued the Phase III clinical trial of Cereport in April 1999.

General and administrative expenses for the three and nine months ended December 31, 1999 were $3,464,840 and $10,247,970 compared to $3,593,973 and $10,044,549 for the corresponding periods of the prior year. The decrease in the three months ended December 31, 1999 as compared to the three months ended December 31, 1998 was primarily the result of decreased legal costs, partially offset by increased salary and benefits relating to an increase in personnel. The increase in the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998 was mainly the result of increased salary, benefits and other costs relating primarily to an increase in personnel, partially offset by a decrease in legal fees.

Noncash compensation expense for the three and nine months ended December 31, 1999 was $9,025,371 and $12,722,945 as compared to $4,922,936 and $13,207,893 for the corresponding periods of the prior year. Noncash compensation charges primarily relate to common stock issued and stock options granted to certain employees, consultants and others associated with the Company's subsidiary, AIR. Fluctuations in amounts are primarily a result of changes in the market value of the Company's common stock.

Interest expense for the three and nine months ended December 31, 1999 was $724,772 and $2,187,566 as compared to $658,206 and $1,547,331 for the corresponding periods from the prior year. The increase in the three and nine months ended December 31, 1999 as compared to the three and nine months ended December 31, 1998 was primarily the result of an increase in interest costs related to an increase in indebtedness.

The Company does not believe that inflation and changing prices have had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were approximately $152.5 million at December 31, 1999 as compared to $163.4 million at March 31, 1999. During the nine months ended December 31, 1999, the decrease in cash and cash equivalents and short-term investments was primarily the result of cash used to fund operations of the Company, to pay Preferred stock


                                      (12)
dividends, and to pay interest on the Company's indebtedness, partially offset by the sale by the Company in April 1999 of 3,500 shares of its 1999 Preferred Stock to Genentech, Inc. ("Genentech") for a purchase price of $35 million and the receipt of approximately $5.6 million from the exercise of stock options and warrants.

In addition, long-term Investments include $12.6 million principal amount of high-grade corporate notes with maturities ranging from 13 to 17 months. The Company invests in cash equivalents, U.S. Government obligations, high grade corporate notes and commercial paper. The Company's investment objectives taken as a whole are, first, to assure conservation of capital and liquidity, and second, to obtain investment income.

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

In December 1999, Nutropin Depot received approval from the FDA for pediatric growth hormone deficiency (GHD) after being granted a six-month priority review. The Company has accelerated its manufacturing efforts, and its partner, Genentech, expects to improve upon the original mid-year 2000 launch target date.

In January 2000, the Company entered into an agreement with Ares-Serono International S.A. ("Ares-Serono") to develop a ProLease sustained release formulation of one of Ares-Serono's as yet undisclosed therapeutic proteins. In exchange for exclusive worldwide rights to products resulting from this collaboration, Ares-Serono will provide the Company with development funding and milestone payments which could exceed $30 million over the next few years and will pay the Company a royalty based on sales of ProLease products, if any. The Company is expected to manufacture the ProLease formulations of products commercialized under the agreement. Ares-Serono will be responsible for conducting clinical trials, securing regulatory approvals and marketing products on a worldwide basis.

In February 2000, Glaxo Wellcome elected to obtain a broad license to the Company's AIR pulmonary drug delivery technology for use in the development of multiple product candidates in up to four specified therapeutic categories in the field of respiratory disease. Glaxo Wellcome's decision followed the completion of a 12-month feasibility program conducted by the two companies. A definitive license agreement is being negotiated. In exchange for exclusive worldwide rights to products resulting from the collaboration, Glaxo Wellcome would provide the Company with development funding and payments based on the achievement of certain milestones and pay the Company a royalty based on sales of such products, if any. The Company and Glaxo Wellcome would each have manufacturing rights and obligations, and Glaxo Wellcome would have responsibility for conducting clinical trials, securing regulatory


                                      (13)
approvals and marketing products on a worldwide basis. The total economic value of the collaboration is dependent upon the number of products successfully commercialized, if any. There can be no assurance that the Company and Glaxo Wellcome will be able to negotiate the definitive license agreement.

In February 2000, the Company entered into an agreement with Eli Lilly and Company Limited ("Eli Lilly") to develop an inhaled formulation of human growth hormone based on the Company's AIR pulmonary drug delivery system. This agreement followed the successful completion of a nine-month feasibility program conducted by the two companies. Under the terms of the agreement, the Company will receive certain initial fees, funding for research and milestone payments. The Company will also receive royalty payments based on product sales, if any. In exchange, Eli Lilly will receive exclusive worldwide rights to products resulting from the collaboration, if any. The Company will be responsible for manufacturing products commercialized as a result of the agreement, while Eli Lilly will be responsible for conducting clinical trials, securing regulatory approvals and marketing on a worldwide basis. Clinical trials of the first product candidate are expected to begin in 2000.

On February 8, 2000 the Company announced that it intends to offer, subject to market and other conditions, $150 million of Convertible Subordinated Notes due 2007 ($200 million if an option for an additional $50 million is exercised in full) through initial purchasers to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The notes would be convertible into the Company's common stock at the option of the holder, at a price to be determined. The offering is expected to close in February 2000. The net proceeds of the proposed offering would be used to fund research, development and clinical trial activities and for manufacturing facilities and equipment, as well as for working capital and general corporate purposes. In addition, the Company may use a portion of the net proceeds for potential acquisitions of additional technologies and compounds, none of which are currently planned.

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

Since the research and development revenue from Clinical Partners ended during the quarter ended June 30, 1996, Alkermes has been using its own resources to continue to develop Cereport. The Company is required to fund the development of Cereport to maintain its option to purchase the limited partnership interests in Clinical Partners. Effective September 30, 1997, the Company entered into an agreement with ALZA relating to the development and commercialization of Cereport. ALZA made a $10.0 million upfront payment to Alkermes to fund clinical development of Cereport, of which $5.2 million has been recorded as deferred revenue at December 31, 1999. In return, ALZA will have the option to acquire exclusive worldwide commercialization rights to Cereport. If ALZA exercises its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will pay the Company certain milestone


                                      (14)
payments. Alkermes would be responsible for the manufacturing of Cereport, and the two companies would share approximately equally in any profits from product sales.

Capital expenditures were approximately $4.8 million for the nine months ended December 31, 1999, principally reflecting equipment purchases. The Company's capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of equity securities. Under the provisions of the existing loans, Fleet National Bank, the Company's principal lender, has a security interest in the Company's assets securing the outstanding obligations under the loans.

The Company will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including debt and equity offerings, bank borrowings, lease arrangements relating to fixed assets or other financing methods. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing facilities and of commercialization activities and arrangements and the cost of product in-licensing and any possible acquisitions.

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

The Year 2000 problem concerns the application of computer systems written using six (e.g., 12/31/99) versus eight (e.g., 12/31/1999) digits to define the applicable date. This could result, among other things, in computer systems recognizing "00" as the year 1900 rather than the year 2000. Computer hardware, software and embedded chip equipment are potentially affected, and, if such systems and components were not remediated satisfactorily could lead to operational interruptions and business misinformation.

The Company believes that the Year 2000 problem has been successfully addressed through its Year 2000 Compliance Plan. The Company's Year 2000 Compliance Plan provided for a four-phase process: inventory; assessment; remediation and testing; and preparation of contingency plans. The Company identified its mission critical and medium priority internal systems which required remediation to provide for its continuing business operations after January 1, 2000. The


                                      (15)
remaining systems were considered to be of low priority because they were judged to have no direct impact on safety or the Company's business.

The inventory phase was completed and the assessment phase was substantially completed, except for information not received from certain external suppliers, vendors and manufacturers over which the Company does not have control. The Company underwent planned remediation of stand-alone computers and minor upgrades. The Company requested information from each supplier, vendor and manufacturer of mission critical equipment and performed in-house testing on mission critical equipment. Finally, contingency plans were formulated for each of the Company's departments.

The Company did not experience any difficulties related to the Year 2000 problem on December 31, 1999 and has not experienced any such difficulties that the Company is aware of since that date. The Company's operations have not, to date, been adversely affected by any difficulties experienced by any of our suppliers or customers in connection with the Year 2000 problem. The Company's Year 2000 Compliance Plan also addressed issues related to the date February 29, 2000 and management will continue to monitor the Company's systems for potential difficulties through that date and the remainder of calendar year 2000.

The Company's total expenditures to become Year 2000 compliant were less than $900,000. In addition, the Company dedicated significant internal resources, including staff and equipment, to Year 2000 projects, but did not track such costs and therefore cannot provide an estimate of the amount of such internal costs. The Company funded Year 2000 expenditures from its cash.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's Investments consist of U.S. Treasuries and other government securities, commercial paper and high-grade corporate notes. Substantially all Investments mature within one year, are not callable by the issuer and have fixed interest rates. A 10% decline in the average yield of the Investments would not have a material effect on the Company's results of operations or cash flows. The Company's debt instruments approximate fair value and generally have fixed interest rates. See "Liquidity and Capital Resources."


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


                                      (17)

             3.1(g) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 12, 1999 (Non-Voting Common Stock Terms). (Incorporated by reference to
                          Exhibit 3.1(g) to the Company's Report on Form 10-K for the year ended March 31, 1999).

             3.1(h) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on September 20, 1999 (increasing authorized Common Stock to 80,000,000 shares). (Incorporated by reference to Exhibit 3.1(h) to the Company's Report on Form 10-Q for the quarter ended September 30, 1999).

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


                                      (18)

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

             27           Financial Data Schedule.

(b) During the quarter ended December 31, 1999, the Registrant filed no Reports on Form 8-K.


                                      (19)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ALKERMES, INC.
                                      (Registrant)



Date:  February 14, 2000              By:  /s/  Richard F. Pops
                                           ------------------------------------
                                           Richard F. Pops
                                           Chief Executive Officer and
                                           Director
                                           (Principal Executive Officer)


Date:  February 14, 2000              By:  /s/  James M. Frates
                                           ------------------------------------
                                           James M. Frates
                                           Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)


                                      (20)

                                  EXHIBIT INDEX


             Exhibit
             Number       Description


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


                                      (21)

             3.1(g) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 12, 1999 (Non-Voting Common Stock Terms). (Incorporated by reference to
                          Exhibit 3.1(g) to the Company's Report on Form 10-K for the year ended March 31, 1999).

             3.1(h) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on September 20, 1999 (increasing authorized Common Stock to 80,000,000 shares). (Incorporated by reference to Exhibit 3.1(h) to the Company's Report on Form 10-Q for the quarter ended September 30, 1999).

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


                                      (22)

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


                                      (23)