Form 10-K405
period 2000-03-31
ALKERMES INC
filed 2000-06-29
CIK 874663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________to _________

Commission file number 0-19267


                                 ALKERMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                23-2472830
    -------------------------------          -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

    64 Sidney Street, Cambridge, MA                      02139-4234
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (617) 494-0171

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $.01 per share ("Common Stock") $3.25 Convertible Exchangeable Preferred Stock
                 3-3/4% Convertible Subordinated Notes due 2007
                 -------------------------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Based upon the last sale price of the Registrant's Common Stock on June 7, 2000, the aggregate market value of the 50,425,462 outstanding shares of voting and non-voting common equity held by non-affiliates of the Registrant was $2,332,177,618.

         As of June 7, 2000, 53,957,148 shares of the Registrant's Common Stock were issued and outstanding, and 382,632 shares of the Registrant's Non-Voting Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in this Report on Form 10-K:

         1) Definitive Proxy Statement to be filed within 120 days after March 31, 2000 for the Registrant's Annual Shareholders' Meeting to be held on July 25, 2000 (Part III).

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


GENERAL

         Alkermes, Inc. (together with its subsidiaries, referred to as "we", "us" or the "Registrant"), a Pennsylvania corporation organized in 1987, is applying the tools of biotechnology to the development of sophisticated proprietary drug delivery systems. We are developing product candidates, with partners and on our own, based on our independent drug delivery technologies in several areas of focus: (i) controlled, sustained release of injectable drugs lasting several days to several weeks, utilizing our ProLease(R) and Medisorb(R) technologies; (ii) the development of pharmaceutical products based on proprietary pulmonary drug delivery technologies utilizing our Advanced Inhalation Research ("AIR(TM)") technology; (iii) the delivery of drugs into the brain past the blood-brain barrier utilizing our Cereport(R) technology; and
(iv) oral delivery of drugs utilizing our RingCap(TM) technology and dose sipping technology ("DST"). We currently have one product approved by the United States Food and Drug Administration ("FDA") and are in various stages of preclinical and clinical development of several product candidates utilizing these drug delivery systems.

OVERVIEW OF DRUG DELIVERY


         Drug delivery technologies can improve the way a drug is administered. Products utilizing drug delivery technologies are generally novel, cost-effective dosage forms that provide any of several benefits including control of drug concentration in the blood, improved safety and efficacy, improved patient compliance and ease of use and expanded indications. Drug delivery technologies can provide pharmaceutical companies with a means of developing new products, as well as expanding existing drug franchises. In addition, drug delivery companies can apply their technologies to off-patent or proprietary products to develop drugs for their own account.

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

         With the advent of biotechnology, new opportunities in drug delivery have arisen. Advances in biotechnology have facilitated the development of a new generation of biopharmaceutical products based on proteins, peptides and nucleic acids. At the same time, the scientific tools of biotechnology have enabled new approaches to drug delivery based on exploiting particular biological phenomena, for example utilizing the lung for systemic delivery of proteins and peptides.

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

BUSINESS STRATEGY

         Our business strategy is to develop and acquire drug delivery systems to address significant new drug delivery opportunities arising in the pharmaceutical industry. There are five key elements to our strategy:

         Develop and acquire broadly applicable drug delivery systems and apply them to multiple pharmaceutical products. We develop or acquire drug delivery systems that have the potential to be applied to multiple proteins, peptides and small molecule pharmaceutical compounds to create new product opportunities. For example, we are developing the Cereport technology independently and acquired the ProLease, Medisorb, AIR, DST and RingCap technologies. We currently have several product candidates utilizing these technologies in development.

         Collaborate to develop and finance product candidates. In addition to conducting product development activities on our own, we have entered into collaborations with pharmaceutical and biotechnology companies and others to develop product candidates incorporating our technologies, to provide funding for product development independent of capital markets and to share development risk. Currently, we are collaborating with major pharmaceutical and biotechnology companies, including ALZA Corporation ("ALZA"), Amylin Pharmaceuticals, Inc. ("Amylin"), Ares-Serono International S.A. ("Ares-Serono"), Eli Lilly and Company Limited ("Eli Lilly"), Genentech, Inc. ("Genentech"), Glaxo Group Limited ("Glaxo Wellcome"), Janssen Pharmaceutica International ("Janssen"), and MedImmune, Inc. ("MedImmune").

         Apply drug delivery systems to both approved drugs and drugs in development. We are applying our drug delivery technologies to novel applications and formulations of pharmaceutical products that have already been approved by the FDA or other regulatory authorities. In such cases, we and our partners can develop a novel dosage form or application with the knowledge of a drug's safety and efficacy profile and a body of clinical experience from which to draw information for the design of clinical trials and for regulatory submissions. We are also applying our technologies to pharmaceuticals in development that could benefit from one of our delivery systems.

         Establish independent product development capabilities. We have assembled our own product development organization to enable us to develop product candidates for ourselves and our collaborators based on our drug delivery technologies. This capability gives us flexibility in structuring development programs and the ability to conduct both feasibility studies and clinical development programs for ourselves and our collaborators. For example, we are developing naltrexone and AlbuLast(TM) independently and are conducting all of the clinical trials of Nutropin Depot(TM) (ProLease rhGH) for Genentech.

         Develop proprietary product candidates. We are beginning to develop products for our own account by applying our drug delivery technologies to certain off-patent pharmaceuticals. In addition, we may in-license or acquire certain compounds to develop on our own. For example, we are developing a Medisorb formulation of naltrexone for the treatment of alcoholism and a long-acting formulation of albuterol using our AIR technology.

DRUG DELIVERY TECHNOLOGY

         Our current focus is on the development of broadly applicable drug delivery technologies addressing several important drug delivery opportunities, including injectable sustained release of proteins, peptides and small molecule pharmaceutical compounds, the pulmonary delivery of both small molecules and proteins and peptides, drug delivery to the brain across the blood-brain barrier and oral drug delivery systems. We are applying delivery technologies to develop programs for our collaborators and for our own account.

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

Medisorb: injectable sustained release of traditional small molecule pharmaceuticals

         Medisorb is our proprietary technology for encapsulating traditional small molecule pharmaceuticals in microspheres made of common medical polymers. Like ProLease, Medisorb is designed to enable novel formulations of pharmaceuticals by providing controlled, sustained release over time. We believe Medisorb is suitable for encapsulating stable, small molecule pharmaceuticals at a large scale. We believe that Medisorb formulations may have superior features of safety, efficacy, compliance and ease of use for drugs currently administered by frequent injection or administered orally. Drug release from the microsphere is controlled by diffusion of the pharmaceutical through the microsphere and by biodegradation of the polymer. These processes can be modulated through a number of formulation and fabrication variables, including drug substance and microsphere particle sizing and choice of polymers and excipients.

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

         AIR particles can be aerosolized and inhaled efficiently with simple inhaler devices because low forces of cohesion allow the particles to deaggregate easily. AIR is developing a family of relatively inexpensive, compact, easy to use inhalers. The AIR devices are breath activated and made from injection molded plastic. The powders are designed to quickly discharge from the device over a range of inhalation flow rates, which may lead to low patient-to-patient variability and high lung deposition of the inhaled dose. By varying the ratio and type of excipients used in the formulation, we believe we can deliver a range of drugs from the device that may provide both immediate and sustained release.

Cereport: drug delivery across the blood-brain barrier

         Cereport is a nine amino acid peptide based on bradykinin, a compound occurring naturally in the body and known to affect vascular permeability. Cereport is a proprietary, synthetic analog of bradykinin developed by us to increase transiently the permeability of the blood-brain barrier. Following injection, Cereport increases permeability by triggering a brief relaxation of the tight cellular junctions of the blood-brain barrier. During the time the tight junctions are relaxed, permeability is increased and drug molecules in the bloodstream can diffuse into the brain in concentrations greater than can usually be achieved without Cereport. Preclinical and clinical data also suggest that Cereport increases the uptake of pharmaceuticals in the region of brain tumor and other pathology.

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

DST (Dose Sipping Technology) and RingCap: oral drug delivery systems

         Dose Sipping Technology. DST provides a convenient, simple way to administer medication to patients who have difficulty swallowing tablets or capsules, such as children and the elderly. This proprietary system works by putting a granulated form of a drug in a specially designed straw. As the patient draws fluid through the disposable straw, the drug mixes with the fluid and the patient receives a precise dose of the drug. The system can be used with a wide variety of drugs in a granulated form. We manufacture the DST system using specially designed machinery and granulated drug provided by our collaborative partners.

         RingCap. RingCap is a controlled release tablet dosage form which is designed to reduce the number of times per day that oral drugs must be taken. The RingCap system is unlike currently available controlled release tablets, which generally release decreasing amounts of a drug over time. Instead, RingCap is designed to deliver the total dose evenly over an extended period. The system works by imprinting the tablet with a series of insoluble rings made of polymers, which then control the erosion rate of a drug tablet in the gastrointestinal tract. By varying the number, width and placement of the bands on the tablets, we can change the release profile of the drug. We believe RingCap may provide a cost-effective way to manufacture controlled release tablets.

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

  PRODUCT                                                                                  COLLABORATIVE
  CANDIDATE                 INDICATION               DELIVERY METHOD    STATUS(1)          PARTNER
  ---------                 ----------               ---------------    ---------          -------------
  PROLEASE
    rhGH                    Growth Hormone           SR Injection(2)    Marketed           Genentech
                            Deficiency in Children

                            Growth Hormone           SR Injection       Phase I            Genentech
                            Deficiency in Adults

    Undisclosed             Undisclosed              SR Injection       Preclinical        Ares-Serono

    Others                  Various                  SR Injection       Preclinical        Undisclosed

  MEDISORB
    RISPERDAL(TM)           Schizophrenia            SR Injection       Phase III          Janssen

    Naltrexone              Alcoholism               SR Injection       Preclinical        Alkermes

    Exendin-4               Type 2 Diabetes          SR Injection       Preclinical        Amylin

    Others                  Various                  SR Injection       Preclinical        Undisclosed

  AIR
    AlbuLast                Asthma                   Pulmonary          Phase I/II         Alkermes(3)

    Undisclosed             Respiratory Disease      Pulmonary          Preclinical        Glaxo Wellcome

    rhGH                    Growth Hormone           Pulmonary          Preclinical        Eli Lilly
                            Deficiency

    Monoclonal Antibody     RSV                      Pulmonary          Preclinical        MedImmune

    Insulin                 Diabetes                 Pulmonary          Preclinical        Alkermes

    Others                  Various                  Pulmonary          Preclinical        Undisclosed

  CEREPORT(4)
    Cereport and
    Carboplatin             Metastatic Brain Tumor   Intravenous        Phase II           Alkermes Clinical
                                                                                           Partners, L.P.
                                                                                           ("Clinical Partners")

                            Recurrent Malignant      Intravenous        Phase II           Clinical Partners
                            Glioma                   Intra-arterial

                            Pediatric Brain          Intravenous        Phase I/II(5)      Clinical Partners
                            Tumor

  DST
    Undisclosed             Various                  Oral               Preclinical        Undisclosed

  RINGCAP
    Undisclosed             Various                  Oral Controlled    Preclinical        Undisclosed
                                                     Release


------------

(1) See "Government Regulation" for definitions of "Phase I," "Phase II" and "Phase III" clinical trials. "Phase I/II" clinical trials indicates that the compound is being tested in humans for safety and preliminary indications of biological activity in a limited patient population. "Preclinical" indicates that we or our partners are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in animal models or biochemical assays.

(2)      Sustained release injection.

(3)      An undisclosed pharmaceutical company has an option to develop
         AlbuLast.

(4) ALZA has an option to obtain co-development and worldwide marketing rights to Cereport pursuant to an agreement entered into as of September 1997.

(5) This clinical trial is being sponsored and conducted by the Pediatric Branch of the National Cancer Institute.

PROLEASE

         Product development strategy. Our strategy is to generate multiple partnered and proprietary product opportunities by applying ProLease technology to the development of superior formulations of proteins and peptides that we believe address significant market opportunities. We believe these formulations have the potential to expand the utilization of these products and improve the competitive advantage to us and our collaborators in major markets.

         The product development plan for individual ProLease formulations is expected to proceed in several stages. First, we, either on our own or pursuant to a collaboration, conduct initial feasibility work to test various ProLease formulations for a particular drug in vitro and in vivo. Second, following the successful completion of the feasibility stage, preclinical development and manufacturing scale-up activities directed toward the initiation of clinical trials of the ProLease formulation would be conducted in collaboration with a partner or on our own. See "Collaborative Arrangements."

         ProLease recombinant human growth hormone. We have developed a ProLease formulation of Genentech's rhGH, known as Nutropin Depot, in collaboration with Genentech. On December 23, 1999, the FDA approved Nutropin Depot for use in growth hormone-deficient children. This new formulation requires only one or two doses a month (which may require more than one injection per dose) compared to current growth hormone therapies, that require multiple doses per week (frequently daily). Growth hormone deficiency ("GHD") results in short stature and potentially other developmental defects. Genentech is the leading supplier of rhGH in the United States. rhGH is approved for use in the treatment of children with growth hormone deficiency, Turner's syndrome, chronic renal insufficiency and other indications and is being tested in additional indications in adults. rhGH is currently administered frequently, often daily, by subcutaneous injection.

         Nutropin Depot was launched on June 28, 2000. Genentech will market Nutropin Depot in the United States and has licensed the marketing rights for Nutropin Depot to Schwarz Pharma AG in Europe and Sumitomo Pharmaceuticals Company, Limited in Japan. We will perform the manufacturing operations that convert Genentech's Nutropin bulk product into the long-acting dosage form.

         The GHD market is highly competitive and we cannot assure you that the launch of Nutropin Depot will be successful or that it will gain market share. Additionally, we cannot assure you that we will be able to manufacture Nutropin Depot on a commercial scale or economically, nor that we will be able to derive significant revenues from sales of Nutropin Depot. If the launch of Nutropin Depot is not successful, if we cannot manufacture it on a commercial scale or economically or if we do not derive significant revenues from Nutropin Depot, these events could have a material adverse effect on our business and financial position.

         Undisclosed protein. We are developing a ProLease formulation of an undisclosed protein with Ares-Serono. The product development program for this product candidate was announced in January 2000 after the completion of a feasibility study. Ares-Serono will conduct clinical studies for this program and will be responsible for further clinical development, if any.

         Additional ProLease formulations. We continue to develop ProLease formulations of other undisclosed compounds pursuant to feasibility agreements with several pharmaceutical and biotechnology companies and for our own account.

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

         The product development plan for individual Medisorb formulations is expected to proceed in several stages. First, we, either on our own or pursuant to a collaboration, conduct initial feasibility work to test various Medisorb formulations for a particular drug in vitro and in vivo. Following the successful completion of the feasibility stage, preclinical development and manufacturing scale-up activities directed toward the initiation of clinical trials of the Medisorb formulation would be conducted in collaboration with a partner or on our own. See "Collaborative Arrangements."

         RISPERDAL. We are developing and manufacturing a Medisorb sustained release formulation of Janssen's anti-psychotic drug RISPERDAL. Janssen is an affiliate of Johnson & Johnson. In April 1999, Janssen announced its intention to proceed with two Phase III clinical trials of RISPERDAL Depot, after completing Phase I and Phase II clinical trials. In addition, we have completed scale-up and Phase III manufacturing activities at the expected commercial scale. We will manufacture the Medisorb formulation of RISPERDAL for both the clinical trials and commercial sales, if any. Janssen is responsible for conducting all clinical trials.

         Naltrexone. We are developing and manufacturing a Medisorb formulation of naltrexone, a generic drug approved for use in the treatment of alcoholism and drug abuse. Our Medisorb formulation of naltrexone is currently in the preclinical stage of development. We will manufacture the Medisorb formulation of naltrexone for both clinical trials and commercial sales, if any.

         Exendin-4. In May 2000, we signed a development and license agreement with Amylin for the development of a Medisorb formulation of exendin-4, a drug being developed for use in the treatment of type 2 diabetes. Our Medisorb formulation of exendin-4 is currently in the preclinical stage of development. We will manufacture the Medisorb formulation of exendin-4 for both clinical trials and commercial sales, if any.

         Additional Medisorb formulations. We continue to develop Medisorb formulations of other undisclosed compounds pursuant to feasibility agreements with pharmaceutical and biotechnology companies and for our own account.

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

         The product development plan for individual AIR formulations is expected to proceed in several stages. First, we, either on our own or pursuant to a collaboration, conduct initial feasibility work to test various AIR formulations for a particular drug in vitro and in vivo. Following the successful completion of the feasibility stage, preclinical development and manufacturing scale-up activities directed toward the initiation of clinical trials of the AIR formulation would be conducted in collaboration with a partner or on our own.

         AlbuLast. We have formulated and have conducted Phase I clinical trials and are currently conducting Phase I/II clinical trials for an AIR formulation of AlbuLast, our proprietary formulation of albuterol sulfate, which is designed to provide both immediate and long-term relief from asthma symptoms. An undisclosed pharmaceutical company has an option to develop AlbuLast with AIR in exchange for certain development funding as well as milestones and royalties.

         Glaxo Wellcome. In May 2000, we signed a development and license agreement with Glaxo Wellcome to develop certain product candidates for the treatment of four designated fields of respiratory diseases based on our AIR pulmonary drug delivery technology. The agreement is subject to compliance with the notification requirements under the Hart-Scott-Rodino Antitrust Act of 1976. This agreement followed the completion of a 12 month feasibility program with Glaxo Wellcome. We are currently in the preclinical stage of development. We and Glaxo Wellcome each have certain rights and obligations with regard to manufacturing any formulations for commercial sales.

         Eli Lilly. In February 2000, we signed a development and license agreement with Eli Lilly to develop an inhaled formulation of human growth hormone based on our AIR pulmonary drug delivery technology. The agreement followed the completion of a nine-month feasibility program conducted by the two companies. The formulation is currently in the preclinical stage of development. We will manufacture the formulation of human growth hormone for both clinical trials and commercial sales, if any.

         MedImmune. In June 2000, we signed a development and license agreement with MedImmune to develop an AIR formulation of a monoclonal antibody for the treatment of respiratory syncytial virus ("RSV"). The formulation is currently in the preclinical stage of development. We will manufacture the formulation of the monoclonal antibody for both clinical trials and commercial sales, if any.

         Additional AIR formulations. We continue to develop AIR formulations of other undisclosed compounds pursuant to feasibility agreements with undisclosed partners and for our own account.

         CEREPORT

         Product development strategy. Our strategy to date has been to advance Cereport through clinical trials while establishing its safety, permeability effects in humans and efficacy when used in combination with other drugs. To support the clinical development of Cereport, we formed and transferred substantially all of our rights to Cereport technology to Clinical Partners, which completed a $46.0 million unit offering in April 1992. We have the option to purchase all of the limited partnership interests in Clinical Partners. As of September 30, 1997, we entered into an agreement with ALZA relating to the development and commercialization of Cereport. Under the terms of the agreement, ALZA made an upfront payment of $10.0 million to Alkermes to fund clinical development in return for an option to obtain exclusive worldwide commercialization rights to Cereport, subject to the rights of Clinical Partners. See "Collaborative Arrangements -- Clinical Partners" and "Collaborative Arrangements -- ALZA."

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

         Metastatic brain tumor. We are conducting a Phase II clinical trial of Cereport and carboplatin in patients with metastatic brain tumors, or tumors that have spread to the brain from other sites in the body. The study also includes a dose escalation component in which progressively larger doses of Cereport are being investigated in this patient population. The clinical trial phase of this study was completed in 1999. The results are expected to provide information useful for determining whether to proceed with further clinical trials in this indication.

         Recurrent malignant glioma. We have completed a Phase II clinical trial of Cereport and carboplatin in patients with recurrent malignant glioma.

         Pediatric brain tumor. The Pediatric Branch of the National Cancer Institute has conducted two separate studies of Cereport and carboplatin in pediatric patients with primary brain tumors. The first study began in August 1996. The study is a non-controlled, open label Phase I/II clinical trial of intravenous Cereport and carboplatin in pediatric brain tumor patients who have failed other therapies. The second study began in June 1998, and is a Phase II multi-center study in pediatric brain tumor patients.

         ORAL TECHNOLOGIES

         The RingCap and DST technologies, licensed from ALZA in April 1998, are both in the preclinical stage of development.

COLLABORATIVE ARRANGEMENTS

         Our business strategy includes forming collaborations to provide technological, financial, marketing, manufacturing and other resources. We have entered into several corporate collaborations.

         GENENTECH

         In November 1996, Genentech exercised its option to enter into a license agreement and obtained from us a license for a ProLease formulation of rhGH. In April 1999, Alkermes and Genentech amended and restated the license agreement to expand our collaboration for Nutropin Depot, an injectable long-acting formulation of Genentech's recombinant human growth hormone based upon our ProLease drug delivery system. Under the agreement, we and Genentech have been conducting expanded development activities, including clinical trials in an additional indication, process and formulation development and manufacturing. We will be responsible for conducting additional clinical trials and manufacturing for Nutropin Depot and are to receive manufacturing revenues and royalties on product sales, if any.

         Genentech has the right to terminate the agreement for any reason upon six months' written notice. In addition, either party may terminate the agreement upon the other party's material default which is not cured within 90 days of written notice, or upon the other party's insolvency or bankruptcy.

         In connection with the expanded collaboration in April 1999, Genentech purchased 3,500 shares of our 1999 redeemable convertible exchangeable preferred stock for an aggregate purchase price of $35 million. The proceeds from the sale of our 1999 preferred stock are used to fund our expanded rhGH program for calendar years 1999 and 2000. In February 2000, Genentech exercised its option to convert the 1999 convertible preferred stock together with accrued and paid dividends into 322,376 shares of our common stock and 382,632 shares of our non-voting common stock.

         To fund our activities during the initial phase of the collaboration, Genentech loaned us the aggregate amount of $3.5 million pursuant to a convertible note in January 1995 (the "Note"). The outstanding principal amount of the Note and accrued but unpaid interest thereon was due and payable in January 2000. Pursuant to the terms of the Note, in January 2000, we converted the principal and accrued interest of the Note in an amount of approximately $5.2 million into 215,476 shares of our common stock.

         JANSSEN

         Pursuant to a development agreement, we are collaborating with Janssen, an affiliate of Johnson & Johnson, in the development of a sustained release formulation of RISPERDAL utilizing the Medisorb technology. In October 1996, we announced the expansion of the development agreement. Under the development agreement, we are responsible for production of RISPERDAL Depot for clinical trials. Janssen is responsible for conducting clinical trials of RISPERDAL Depot and securing all necessary regulatory approvals. Janssen provides development funding to us, assuming RISPERDAL Depot continues in clinical development. We will manufacture any such products for commercial sale and are to receive manufacturing revenues and royalties on sales, if any.

         Under related license agreements, Janssen and an affiliate have exclusive worldwide licenses from us to manufacture, use and sell the Medisorb formulation of RISPERDAL. If Janssen decides to employ third-party suppliers of RISPERDAL Depot, we have a right of first refusal for the manufacture and supply of such product and component bio-absorbable polymers thereof. Under the license agreements, Janssen is required to pay us certain royalties with respect to all Medisorb formulations of RISPERDAL sold to customers. Janssen can terminate the development agreement or the license agreements upon 30 days' prior written notice.

         ARES-SERONO

         Pursuant to a development agreement entered into in January 2000, we are collaborating with Ares-Serono for the development of a ProLease formulation of an undisclosed therapeutic protein. Ares-Serono is to provide us with research and development funding and milestone payments. We are responsible for formulation and preclinical testing and Ares-Serono will be responsible for conducting clinical trials, if any, and securing regulatory approvals and, together with its affiliates, for the marketing of any products that result from the collaboration. We will manufacture any such products for clinical trials and commercial sale and are to receive manufacturing revenues and royalties on sales, if any.

         Ares-Serono may terminate the development agreement for any reason, upon 90 days' written notice if such termination notice occurs prior to the first commercial launch of a product under the development agreement, or upon six months' written notice if such notice occurs subsequent to such event. In addition, either party may terminate the development agreement and the related supply agreement upon a material breach by the other party of such agreement which is not cured within 60 days' notice.

         ELI LILLY

         In February 2000, we entered into a development and license agreement with Eli Lilly for the development of an inhaled formulation of human growth hormone based on our AIR pulmonary drug delivery technology. Pursuant to the agreement we are responsible for formulation and preclinical testing as well as development of a device to use in connection with any products. Eli Lilly has paid or will pay to us certain initial fees, research funding and milestone payments upon achieving certain development and commercialization goals and will also receive royalty payments based on product sales, if any. Eli Lilly has exclusive worldwide rights to make, use and sell products resulting from such development. Eli Lilly will be responsible for obtaining all regulatory approvals and marketing any products. We will manufacture any such products for clinical trials and commercial sales and receive manufacturing revenues and royalties.

         Eli Lilly has the right to terminate the agreement upon 90 days' written notice at any time prior to the first commercial launch of a product, or upon six months' written notice at any time after such first commercial launch. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days' notice.

         GLAXO WELLCOME

         In February 2000, following a 12 month feasibility study, Glaxo Wellcome exercised its option to obtain a license to our AIR technology for use in the development of multiple product candidates for four respiratory disease categories. A definitive license agreement was signed in May 2000 and is subject to compliance with the notification requirements under the Hart-Scott-Rodino Antitrust Act of 1976. Under the agreement, Glaxo Wellcome will have exclusive worldwide rights to products resulting from the collaboration in exchange for development funding, milestones and royalties. Glaxo Wellcome will be responsible for conducting clinical trials, if any, obtaining regulatory approvals and marketing any resulting products on a worldwide basis. We each have manufacturing rights for commercial sale and we will receive certain manufacturing revenues and royalties on product sales, if any.

         Glaxo Wellcome has the right to terminate the agreement at any time with 60-days' written notice to AIR. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days' notice.

         AMYLIN

         In May 2000, we entered into a development and license agreement with Amylin for the development of a Medisorb formulation of exendin-4 for the treatment of type 2 diabetes.

         Pursuant to the development agreement, Amylin obtained an exclusive, worldwide license to the Medisorb formulation technology for the development and commercialization of injectable sustained release formulations of exendins and other related compounds that Amylin may develop. We will receive funding for research and development and milestone payments comprised of cash and warrants for Amylin common stock upon achieving certain development and commercialization goals and will also receive a combination of royalty payments and manufacturing fees based on any future product sales. We are initially responsible for developing and testing several formulations, manufacturing for clinical trials, if any, and commercialization of any products as a result of the agreement, and Amylin is responsible for conducting clinical trials, if any, securing regulatory approvals and marketing any products resulting from the collaboration on a worldwide basis.

         Amylin may terminate the development agreement for any reason on 90 days' written notice if such termination occurs before filing a New Drug Application ("NDA") with the FDA or 180 days' notice after such event. In addition, either party may terminate the development agreement upon a material default or breach by the other party which is not cured within 90 days' notice.

         MEDIMMUNE

         In June 2000, we entered into a development, license and supply agreement with MedImmune for the development of an AIR formulation of a monoclonal antibody for the treatment of RSV.

         Pursuant to the agreement, MedImmune obtained an exclusive license to any products produced under the agreement. We will receive certain initial fees, development funding and milestone payments upon achieving certain development and commercialization goals, and will also receive manufacturing fees and royalties on product sales, if any. We will be responsible for product formulation, pulmonary delivery device development and manufacturing. MedImmune will be responsible for clinical trials, if any, regulatory approval and worldwide marketing of any products resulting from the collaboration.

         MedImmune may terminate the development agreement for any reason upon 90 days' written notice if such termination occurs prior to the filing of a Biologics License Application ("BLA") or NDA with the FDA or 180 days' written notice after such event. In addition, either party may terminate the development agreement upon a material default or breach by the other party which is not cured within a certain cure period ranging from 30 to 120 days.

         CLINICAL PARTNERS

         In April 1992, units consisting of limited partnership interests in Clinical Partners and warrants to purchase our common stock were sold to investors in a private placement. The proceeds of the $46.0 million private placement were used to fund the further development and clinical testing of Cereport for human pharmaceutical use in the United States, Canada and Europe. Such funding was not sufficient to complete clinical trials and seek regulatory approval of Cereport. Since the completion of funding from Clinical Partners, which ended during the quarter ended June 30, 1996, we have used, and intend to continue to use, our own resources to develop Cereport, but may seek alternative sources of funding, including additional collaborators.

         Pursuant to a product development agreement, dated March 6, 1992, we transferred substantially all of our rights to the RMP technology, including Cereport, to Clinical Partners. We have an option to purchase all of the limited partnership interests in Clinical Partners and thereby reacquire the transferred technology. We are required to fund the development of Cereport to maintain our purchase option.

         Clinical Partners may terminate the research program for any or all products upon the affirmative vote of 75% of the directors of the general partner of Clinical Partners, Alkermes Development Corporation II ("ADC II"), one of our wholly owned subsidiaries, that such research is not feasible or is uneconomic. Clinical Partners may terminate the marketing program for any or all products upon the affirmative vote of 75% of the directors of ADC II based on the directors' good faith business judgment. Clinical Partners may also terminate the research or marketing program if we have materially breached the agreement and not cured such breach within 30 days' written notice. Both parties may terminate the research or marketing program upon mutual consent or upon the insolvency or bankruptcy of the other party.

         Clinical Partners has granted us an exclusive interim license to manufacture and market Cereport for human pharmaceutical use in the United States and Canada. Upon the first marketing approval of Cereport by the FDA, we are obligated to make a payment to Clinical Partners equal to 20% of the aggregate capital contributions of all limited partners. Additionally, we will pay to Clinical Partners a 12% royalty on revenues from any sales of Cereport in the United States and Canada and, in certain circumstances, a 10% royalty on revenues from any sales of Cereport in Europe. The interim license will terminate if we do not exercise the purchase option. We can exercise our purchase option by making a payment to Clinical Partners equal to 80% of the aggregate capital contributions of all limited partners in addition to paying certain royalty payments.

         The general partner of Clinical Partners is ADC II. Fifty percent of the members of the board of directors of ADC II are persons not affiliated with us. Such non-affiliated persons were nominated by the sales agent for the private placement. The sales agent will continue to have the right to nominate at least half of the members of ADC II's board of directors until ADC II or some other affiliate of Alkermes ceases to be the general partner of Clinical Partners, Clinical Partners terminates in accordance with the terms of the limited partnership agreement or the sales agent's venture capital investment partnership ceases to be a limited partner of Clinical Partners.

         ALZA

         In October 1997, we, along with ALZA, announced that we had entered into an agreement relating to the development and commercialization of Cereport. Under the terms of the agreement, ALZA made a $10.0 million upfront payment to us to fund clinical development; in return, ALZA has the option to acquire exclusive, worldwide, commercialization rights to Cereport, subject to the rights and obligations of Clinical Partners. If ALZA chooses to exercise its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, ALZA will pay us certain milestone payments. We would be responsible for the manufacturing of Cereport and we would share approximately equally in profits from sales of the product.

MANUFACTURING

         We currently have manufacturing facilities in Cambridge, Massachusetts and Wilmington, Ohio. The manufacture of our product candidates for clinical trials and commercial purposes is subject to current good manufacturing practices ("GMP") and other federal regulations. Prior to Nutropin Depot, we have never operated an FDA-approved commercial manufacturing facility, but there can be no assurance that we will maintain the necessary approvals for commercial manufacturing or obtain approvals for any additional facilities.

         If we are not able to develop and maintain manufacturing capacity and experience, or to continue to contract for manufacturing capabilities on acceptable terms, our ability to conduct commercial sales, clinical trials and preclinical testing will be compromised. In addition, delays in obtaining regulatory approvals might result, as well as delays of commercial sales if approvals are not obtained on a timely basis. Such delays could materially adversely affect our competitive position and our business, financial condition and results of operations.

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

         In October 1998, we completed the construction of a new commercial scale ProLease manufacturing facility of approximately 32,000 square feet in Cambridge, Massachusetts. The facility includes two manufacturing suites, one of which is dedicated to the production of Nutropin Depot for commercial scale. The facility has had a successful pre-approval inspection by the FDA for the manufacture of Nutropin Depot and we are currently manufacturing Nutropin Depot for commercial sale.

         We also have an in-house clinical production facility that we have validated for manufacturing in accordance with current GMP. The facility is being used to manufacture product candidates incorporating our ProLease sustained release delivery system for use in clinical trials.

         MEDISORB

         The Medisorb manufacturing process is significantly different from the ProLease process and is based on a method of encapsulating small molecule drugs in polymers using a large-scale emulsification. The Medisorb manufacturing process consists of three basic steps. First, the drug is combined with a polymer solution. Second, the drug/polymer solution is mixed in water to form liquid microspheres (an emulsion). Third, the liquid microspheres are dried to produce finished product.

         We operate a 35,000 square foot GMP manufacturing facility for commercial scale Medisorb manufacturing in Wilmington, Ohio. We are manufacturing the Medisorb formulation of RISPERDAL for use by Janssen in clinical trials at this facility. The facility has not been inspected by the FDA.

         AIR

         The AIR manufacturing process uses spray drying. We take drugs provided by our partners or purchased from generic manufacturers, combine the drugs with certain excipients commonly used in other aerosol formulations and spray dry the solution in commercial spray dryers. During the manufacturing process, solutions of drugs and excipients are spray dried to form a free flowing powder and the powder is filled and packaged into final dosage units. AIR has a manufacturing facility which is part of our 46,000 square foot facility which AIR leases in Cambridge, Massachusetts, where powders and final dosage units are prepared under current GMP for use in clinical trials. Our current manufacturing facility and equipment have the capacity to produce commercial scale quantities of certain product candidates. AIR's inhalation devices are produced under current GMP at a contract manufacturer in the United States.

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

         DST AND RINGCAP

         We currently manufacture DST product candidates in our facility in Blue Ash, Ohio. The DST manufacturing process uses customized machinery which we have installed and which we currently operate at a scale capable of producing products for development and market research studies.

         The RingCap system combines conventional matrix tablet technology and capsule banding processes which permit large-scale production. We believe RingCap can provide a cost-effective way to manufacture controlled release tablets.

MARKETING

         We intend to market the majority of our ProLease, Medisorb, AIR, DST and RingCap products through corporate partners. We have entered into development agreements, which include sales and marketing arrangements, for ProLease product candidates with Genentech and Ares-Serono, for Medisorb product candidates with Janssen and Amylin, for AIR product candidates with Eli Lilly, Glaxo Wellcome and MedImmune. We have retained marketing rights to certain products in feasibility and development stages, and will determine whether to partner those products as we gain more clinical data.

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

         We currently have no experience in marketing or selling pharmaceutical products. In order to achieve commercial success for any product candidate approved by the FDA, we must either develop a marketing and sales force or enter into arrangements with third parties to market and sell our products. There can be no assurance that we will successfully develop such experience or that we will be able to enter into marketing and sales agreements with others on acceptable terms, if at all. If we develop our own marketing and sales capability, we will compete with other companies that currently have experienced and well-funded marketing and sales operations. To the extent we enter into co-promotion or other sales and marketing arrangements with other companies, any revenues received by us will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

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

         With respect to ProLease and Medisorb, we are aware that there are other companies developing sustained release delivery systems for pharmaceutical products. With respect to AIR, we are aware that there are other companies marketing or developing pulmonary delivery systems for pharmaceutical products. There are also numerous companies marketing or developing oral technologies which will compete with DST and RingCap. In addition, other companies are developing new chemical entities or improved formulations of existing products which, if developed successfully, could compete against our formulations of the products we have developed or those of our collaborators. These chemical entities are being designed to have different mechanisms of action or improved safety and efficacy. In addition, our collaborators may develop, either alone or with others, products that compete with the development and marketing of our product candidates.

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

         We have a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. We have filed numerous United States and international patent applications directed to composition of matter as well as processes of preparation and methods of use, including applications relating to permeabilizers, certain rights to which have been licensed to Clinical Partners and to each of our delivery technologies. We own approximately 50 issued United States patents. No United States patent issued to us that is currently material to our business will expire prior to 2009. In the future, we plan to file further United States and foreign patent applications directed to new or improved products and processes. We intend to file additional patent applications when appropriate and intend to defend our patent position aggressively.

         We have exclusive rights through licensing agreements with third parties to approximately 28 issued United States patents, a number of United States patent applications and corresponding foreign patents and patent applications in many countries, subject in certain instances to the rights of the United States government to use the technology covered by such patents and patent applications. No issued United States patent to which we have licensed rights and which is currently material to our business will expire prior to 2016. Under certain licensing agreements, we currently pay annual license fees and/or minimum annual royalties. During the fiscal year ended March 31, 2000, the fees totaled $165,000. In addition, under all licensing agreements, we are obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

         We know of several United States patents issued to other parties that relate to our product candidates. One of those parties has asked us to compare our Medisorb technology to that party's patented technology. The manufacture, use, offer for sale, sale or importing of these product candidates might infringe on the claims of these patents. A party might file an infringement action against us. Our cost of defending such an action is likely to be high and we might not receive a favorable ruling.

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

         We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our corporate partners, collaborators, employees and consultants. Any of these parties may breach the agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be adversely affected.

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

         As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animal models to assess the drug's efficacy and to identify potential safety problems. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application ("IND"), which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. Phase I trials are conducted with a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase II trials are designed to provide additional information on dosing and preliminary evidence of product efficacy. Phase III trials are large scale studies designed to provide statistical evidence of efficacy and safety in humans. The results of the preclinical testing and clinical trials of a pharmaceutical product are then submitted to the FDA in the form of an NDA, or for a biological product in the form of a Product License Application ("PLA"), for approval to commence commercial sales. Preparing such applications involves considerable data collection, verification, analysis and expense. In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

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

EMPLOYEES

         As of June 7, 2000, we had approximately 345 employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

                                   MANAGEMENT

         The following sets forth certain information with respect to the executive officers of Alkermes as of June 7, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers, who are elected to serve at the pleasure of the Board of Directors, are as follows:

         NAME                                  AGE                           POSITION
         ----                                  ---                           --------
         Richard F. Pops                       38      Chief Executive Officer and Director
         Robert A. Breyer                      56      President, Chief Operating Officer and Director
         Raymond T. Bartus                     53      Senior Vice President, Preclinical Research and
                                                        Development
         James M. Frates                       32      Vice President, Chief Financial Officer and Treasurer
         Michael J. Landine                    46      Vice President, Corporate Development

         Mr. Pops has been Chief Executive Officer and a Director since February 1991. Mr. Pops currently serves on the Board of Directors of Neurocrine Biosciences, Inc., the Biotechnology Industry Organization (BIO), the Massachusetts Biotechnology Council (MBC) and The Brain Tumor Society (a non-profit organization).

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

         Mr. Frates has been Vice President, Chief Financial Officer and Treasurer since July 1998. From June 1996 to July 1998, he was employed at Robertson, Stephens & Company, most recently as a Vice President in Investment Banking. Prior to that time he was employed at Robertson, Stephens & Company and at Morgan Stanley & Co. In June 1996, he obtained his M.B.A. from Harvard University.

         Mr. Landine has been Vice President, Corporate Development since March 1999. From March 1988 until June 1998, he was Chief Financial Officer and Treasurer of Alkermes. Mr. Landine is currently an advisor to Walker Magnetics Group, an international manufacturer of industrial equipment.

                                  RISK FACTORS

OUR DELIVERY TECHNOLOGIES MAY NOT PRODUCE SAFE, EFFICACIOUS OR COMMERCIALLY VIABLE PRODUCTS

         Each of our product candidates, except Nutropin Depot, needs significant additional research and development and requires FDA approval before it can be marketed. Nutropin Depot has received FDA approval and was commercially launched on June 28, 2000. To be profitable, we must develop, manufacture and market our products, either alone or by collaborating with others. It can take several years for a product to be approved and we may not be successful in bringing other product candidates to the market. A new drug may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. The drug may:

         - be shown to be ineffective or to cause harmful side effects during preclinical testing or clinical trials;

         - fail to receive regulatory approval on a timely basis or at all;

         -        be hard to manufacture on a large scale;

         -        be uneconomical;

         -        not be prescribed by doctors or accepted by patients;

         - fail to receive a sufficient level of reimbursement from government or third-party payors; or

         -        infringe on proprietary rights of another party.

         If our technology fails to generate product candidates that lead to the successful development and commercialization of products, or if our partners decide not to pursue one of our product candidates, our business and financial condition will be materially adversely affected.

NUTROPIN DEPOT MAY NOT PRODUCE SIGNIFICANT REVENUES

         Our first product, Nutropin Depot, was approved by the FDA on December 23, 1999 and was commercially launched on June 28, 2000. Genentech is responsible for marketing the product, which will face significant competition from the currently approved products that treat growth hormone deficiency. In addition, Genentech has a number of daily injection formulations on the market, which may affect its efforts related to Nutropin Depot. The revenues we receive from the sale of Nutropin Depot may not be significant and depend on numerous factors outside of our control, including Genentech's decisions on pricing and discounting, Genentech's reliance on third-party marketing partners outside the United States, the ability to obtain reimbursement from third-party payors, the market size for the product and the reaction of companies that market competitive products, as well as general market conditions. In addition, our costs to manufacture Nutropin Depot may be higher than we anticipate.

If Nutropin Depot does not produce significant revenues or if our manufacturing costs are higher than we anticipate, our business and financial condition could be materially adversely affected.

OUR MANUFACTURING EXPERIENCE IS LIMITED AND WE HAVE NO EXPERIENCE MANUFACTURING COMMERCIAL PRODUCTS

         We currently manufacture each of our product candidates, except for Cereport. The manufacture of drugs for clinical trials and for commercial sale is subject to regulation by the FDA under current GMP regulations and by other regulators under other laws and regulations. We have manufactured product candidates for use in clinical trials but we do not have experience manufacturing commercial products. We cannot assure you that we can successfully manufacture Nutropin Depot or other future products under current GMP regulations or other laws and regulations in sufficient quantities for commercial sale, or in a timely or economical manner.

         In October 1998, we completed construction of a new commercial manufacturing plant for Nutropin Depot and future ProLease product candidates. In June 1998, we completed an expansion of our existing Medisorb manufacturing facility. The only manufacturing facility that the FDA has inspected and approved is for the manufacture of Nutropin Depot. We cannot guarantee that the FDA will approve any of our other facilities or, once they are approved, that we will remain in compliance with current GMP.

         We rely on an unrelated party to manufacture Cereport for use in clinical trials. We expect to rely on the same party to manufacture Cereport for commercial sale if Cereport receives FDA approval. If we are unable to do so, or the manufacturer fails to perform as required, we may be unable to secure an alternative manufacturer on reasonable terms or in a timely manner.

         If more of our product candidates progress to late stage development, we will incur significant expenses in the expansion or construction of manufacturing facilities and increases in personnel in order to manufacture product candidates. The development of a commercial scale manufacturing process is complex and expensive. We cannot assure you that we will be able to develop this manufacturing infrastructure in a timely or economical manner, or at all.

         If we fail to develop manufacturing capacity and experience, fail to continue to contract for manufacturing on acceptable terms, or fail to manufacture our product candidates economically on a commercial scale or in accordance with current GMP, our development programs will be materially adversely affected. This may result in delays in receiving FDA approval for one or more of our product candidates or delays in the commercial production of a product that has already been approved. Any such delays could materially adversely affect our business and financial condition.

AS NUTROPIN DEPOT IS USED COMMERCIALLY, UNINTENDED SIDE EFFECTS, ADVERSE REACTIONS OR INCIDENTS OF MISUSE MAY APPEAR

         Until recently, the use of Nutropin Depot has been limited to clinical trial patients under controlled conditions and under the care of physicians. We cannot predict whether the widespread commercial use of Nutropin Depot will produce undesirable or unintended side effects that have not been evident in our clinical trials to date. Additionally, incidents of product misuse may occur. These events, among others, could result in additional regulatory controls.

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

         We have other product candidates in preclinical development. We have not submitted investigational new drug applications or begun clinical trials for these product candidates. Our preclinical and clinical development efforts may not be successfully completed. We may not file further investigational new drug applications. We or our collaborators may not begin clinical trials as planned.

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

THE FDA MAY NOT APPROVE OUR PRODUCT CANDIDATES

         Approval from the FDA is required to manufacture and market pharmaceutical products in the United States. Other countries have similar requirements. The process that pharmaceutical products must undergo to get this approval is extensive and includes preclinical testing and clinical trials to demonstrate safety and efficacy and a review of the manufacturing process to ensure compliance with current GMP. This process can last many years and be very costly and still be unsuccessful. FDA approval can be delayed, limited or not granted at all for many reasons, including:

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

The process of getting approvals in foreign countries is subject to delay and failure for similar reasons. Any delay in, or failure to receive, approval of a product candidate for commercial sale will have a material adverse effect on our business and financial condition.

         Most of our product candidates are drug delivery systems combined with a drug in a single formulation to treat a specific condition. In most cases, the FDA has already approved the drug used in these product candidates for treating the condition targeted by the product candidate. Cereport is a separate formulation from the drug it is intended to be used with but must be tested with that drug. We are conducting clinical trials on Cereport with carboplatin, which is a chemotherapeutic agent, in patients with certain types of brain tumor. If the FDA approves Cereport based on these trials, the approval will be for Cereport's use in conjunction with carboplatin for the treatment of that type of brain tumor. Unlike the drugs used with many of our product candidates, the FDA has not approved carboplatin for treating the type of tumor that we are targeting, and this could result in the FDA requiring additional clinical trials. However, the FDA has approved carboplatin for the treatment of other types of cancerous tumors. Any delay in the approval process for any of our product candidates will result in increased costs that could materially and adversely affect our business and financial condition.

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

WE ANTICIPATE WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE

         We have had net operating losses since being founded in 1987. At March 31, 2000, our accumulated deficit was $258.4 million. These losses principally consist of the costs of research and development, the costs of acquiring rights to research and development performed by others and general and administrative expenses. The majority of revenues that we have received have come from collaboration and development agreements and interest income. We expect to incur substantial additional expenses over the next several years as our research and development activities, including clinical trials, accelerate and as we begin to manufacture Nutropin Depot or other future products for commercial sale. Because we do not expect to generate significant revenues from the sale of products, if any, for several years, we anticipate that additional expenses will result in losses.

         Our future profitability depends, in part, on:

         - obtaining regulatory approval for additional product candidates;

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

         We may not achieve any or all of these goals and, thus, cannot provide assurances that we will ever achieve significant revenues or profits. Even if we do receive regulatory approval for additional products, we may not achieve significant commercial success.

         Our recently completed manufacturing facilities in Cambridge, Massachusetts and Wilmington, Ohio require specialized personnel and are expensive to operate and maintain. Any delay in the approval or market launch of future product candidates to be manufactured in these facilities will require us to continue to operate these expensive facilities and retain the specialized personnel, which may increase our expected losses.

WE NEED TO SPEND SUBSTANTIAL FUNDS TO BECOME PROFITABLE

         We believe that our liquid assets, anticipated funding from our collaborators, and interest income will satisfy our capital and operating requirements for the foreseeable future, but we cannot guarantee that this will be the case. We will need to spend substantial amounts of money before we can be profitable, if ever. The amount we will spend, and when we will spend it, will depend, in part, on:

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

         - the cost of possible acquisitions of drug delivery technologies, compounds or companies;

         - the cost of obtaining licenses to use technology owned by others; and

         - whether and how we choose to exercise our option to purchase the limited partnership interests in Clinical Partners.

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

WE RELY HEAVILY ON COLLABORATORS

         Our arrangements with collaborators and licensors are critical to our success in bringing our product candidates to the market. In some cases, we depend on these parties to conduct preclinical testing and clinical trials and to provide funding for our development programs. Most of our collaborators can terminate their agreements with us for no reason and on limited notice. We cannot guarantee that any of these relationships will continue. Failure to make or maintain these arrangements or a delay in a collaborator's performance may materially adversely affect our business and financial condition.

         We cannot control our collaborators' performance or the resources they devote to our programs. If a collaborator fails to perform, the research, development or commercialization program on which it is working will be delayed. If this happens, we may have to use funds, personnel, laboratories and other resources that we have not budgeted, and we may not be able to continue the program. The failure of a collaborator to perform or a loss of a collaborator may materially adversely affect our business and financial condition.

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

         None of our drug delivery systems can be commercialized as stand-alone products but must be combined with a drug. To develop any new product candidate using one of these drug delivery systems, we must obtain the drug from another party. We cannot assure you that we will be able to obtain any such drugs on reasonable terms.

WE MAY NOT BE SUCCESSFUL IN THE DEVELOPMENT OF PRODUCTS FOR OUR OWN ACCOUNT

         In addition to our development work with collaborators, we are developing proprietary product candidates for our own account and applying our drug delivery technologies to off-patent drugs. Because of the lack of external funding for such development programs, there is a risk that we may not be able to continue to fund all such programs to completion or to provide the support necessary to perform the clinical trials, obtain regulatory approvals or market any approved products on a worldwide basis. We expect the development of products for our own account to consume more resources than our programs with collaborators. If we are able to develop commercial products on our own, the risks associated with these programs may be greater than those with our programs with collaborators.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATIONS AND WE MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVALS

         Our product candidates are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments. Certain material changes to an approved product, such as manufacturing changes or additional labeling claims, are subject to further FDA review and approval. Any required approvals, once obtained, may be withdrawn. Further, if we fail to comply with FDA and other regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including:

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

         We and our contract manufacturer of Cereport also are required to comply with the FDA current GMP regulations. GMP regulations include requirements relating to quality control, quality assurance and maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA and must be approved before we can use them in commercial manufacturing of our products. We or our contract manufacturer may be unable to comply with current GMP requirements and other FDA regulatory requirements. If we or our contract manufacturer fail to comply, our business and financial condition will be materially adversely affected.

WE ARE EXPOSED TO PRODUCT LIABILITY CLAIMS

         We may be exposed to liability claims arising from the use of our product candidates in clinical trials and the commercial sale of any products. These claims may be brought by consumers, our collaborators or parties selling the products. We currently carry liability insurance for claims arising from the use of our product candidates during clinical trials and the commercial sale of our products in the amount of up to $10 million per occurrence and $10 million in the aggregate. However, we cannot provide any assurance that this coverage will be sufficient to satisfy any liabilities that may arise. As our development activities progress and we begin commercial sales, this coverage may be inadequate; and we may be unable to get adequate coverage at an acceptable cost or we may be unable to get adequate coverage at all. This could prevent or limit our commercialization of our product candidates. Even if we are able to continue to carry insurance that we believe is adequate, our financial condition may be materially adversely affected by a product liability claim.

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

Rapid technological change could render our drug delivery systems obsolete or noncompetitive

         Major technological changes can happen quickly in the biotechnology and pharmaceutical industries; and the development by competitors of technologically improved or different products may make our product candidates obsolete or noncompetitive.

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

         We know of several United States patents issued to other parties that relate to our product candidates. One of those parties has asked us to compare our Medisorb technology to that party's patented technology. The manufacture, use, offer for sale, sale or importing of these product candidates might infringe on the claims of these patents. A party might file an infringement action against us. Our cost of defending such an action is likely to be high and we might not receive a favorable ruling.

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

         We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our corporate partners, collaborators, employees and consultants. Any of these parties may breach the agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

WE HAVE ONLY LIMITED RIGHTS TO CEREPORT

         We transferred to Clinical Partners substantially all of our rights to certain technology that includes Cereport and then entered into an agreement with Clinical Partners under which we perform research and development of Cereport. Clinical Partners issued securities and used the proceeds from the sale of those securities to fund our research and development of Cereport. Funding provided by Clinical Partners was insufficient to complete clinical trials and apply for FDA approval. Since June 1996, we have used our or ALZA's funds to develop Cereport. So long as we continue this funding, we have an option to purchase the limited partnership interests in Clinical Partners for cash or our common stock. If this purchase option terminates, we will have no rights to Cereport or the related technology in the United States or Canada.

         If we exercise this purchase option, we must make a substantial cash payment or issue a large number of shares of common stock. The exercise of the option may require us to record significant charges to earnings for the purchase of in-process research and development. If we acquire rights to the Cereport technology under the option, we will still be obligated to pay royalties to the limited partners.

WE HAVE NO MARKETING OR SALES EXPERIENCE

         We currently have no experience in marketing or selling pharmaceutical products. To achieve commercial success for any product that may be approved by the FDA, particularly products developed for our own account, we must either develop a marketing and sales force or contract with another party (including collaborators) to perform these services for us. In either case, we will be competing with companies that have experienced and well-funded marketing and sales operations. We may not be successful in developing a marketing and sales force or in contracting with a third party on acceptable terms to sell our products.

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

WE MAY NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES AND RESEARCH AND DEVELOPMENT PERSONNEL

         Our success depends on the services of key employees in executive and research and development positions. The loss of the services of one or more of these employees could have a material adverse effect on our business.

WE MAY ENCOUNTER DIFFICULTIES INTEGRATING FUTURE ACQUISITIONS

         As part of our business strategy we may acquire novel technologies or compounds through acquisitions. Although no current acquisition is planned, we cannot assure you that any such future acquisition will be successfully integrated with our current businesses, will achieve revenues or will be profitable. We may have difficulty assimilating the operations, technology and personnel of any acquired businesses.

         If we make significant acquisitions for stock consideration, our common stock may be significantly diluted. If we make significant acquisitions for cash consideration, we may be required to use a substantial portion of our available cash.

WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK

         We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future. As of March 31, 2000, we had outstanding 2,299,000 shares of convertible preferred stock. We must pay cash dividends to the holders of the convertible preferred stock, and any dividends that we do not pay will accrue and remain owing to the holders of the convertible preferred stock but will not bear interest. We must pay the accumulated, unpaid dividends on the shares of the convertible preferred stock before we can declare or pay cash dividends on the common stock.

WE MAY ISSUE MORE COMMON STOCK

         As discussed above under "We need to spend substantial funds to become profitable," we may issue additional equity securities to raise funds, thus reducing the ownership share of the current holders of our common stock, which may adversely affect the market price of the common stock. In addition, we must issue common stock to certain security holders and other parties under the circumstances described below. Any of these parties could sell all or a large number of its shares, which could adversely affect the market price of our common stock. Even if none of these sales happen, the perception by investors that sales might occur could adversely affect the market price of our common stock.

Convertible preferred stock

         We may exchange our $3.25 convertible exchangeable preferred stock (the "$3.25 preferred stock") in whole for debentures, but have no current plans to do so. Any holder of shares of our $3.25 preferred stock, or the debentures for which they may have been exchanged, may convert its shares or debentures into shares of common stock. We have already registered for resale shares of our common stock issuable upon conversion under the Securities Act of 1933. Each share of our $3.25 preferred stock is currently convertible into 3.3756 shares of common stock for a total of 7,760,504 shares of common stock. We are currently considering various alternatives designed to effect an early conversion of our

$3.25 preferred stock into common stock. We have not reached any conclusions on whether we will proceed with any of these alternatives.

3-3/4% Convertible Subordinated Notes due 2007

         In February 2000, we issued and sold $200 million aggregate principal amount of 3-3/4% convertible subordinated notes due 2007 (the "3-3/4% notes"). The 3-3/4% notes carry certain redemption provisions and each holder may convert its 3-3/4% notes into shares of common stock at any time prior to maturity. We have already registered for resale shares of our common stock issuable on conversion under the Securities Act of 1933. Currently, $1,000 in principal amount of the 3-3/4% notes is convertible into 14.76 shares of common stock.

Convertible note held by Schering

         In October 1998, we issued a promissory note in the principal amount of approximately $6.0 million to Schering Corporation. We have the option to pay in cash or convert the amount due on this note into our common stock. If we convert the amount due into common stock, we may need to register the common stock under the Securities Act of 1933. This note is due in October 2001.

Stock options and awards; warrants

         At March 31, 2000, we were obligated to issue the following shares of common stock under the circumstances described:

         - 7,706,790 shares upon the exercise of stock options and vesting of stock awards; and

         - 1,800 shares upon the exercise of warrants. (All of such warrants either expired or were exercised in April 2000).

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

         -        general market conditions;

         -        success of research and development programs;

         -        changes in government regulations or patent decisions; and

         -        developments of our corporate partners.

ANTI-TAKEOVER PROVISIONS MAY NOT BENEFIT SHAREHOLDERS

         We are a Pennsylvania corporation. Anti-takeover provisions of Pennsylvania law could make it more difficult for a person or group to acquire control of us, even if the change in control would be beneficial to shareholders. Our articles of incorporation and bylaws also contain certain provisions that could have a similar effect. The articles provide that our board of directors may issue, without shareholder approval, preferred stock having such voting rights, preferences and special rights as the board of directors may determine. The issuance of such preferred stock could make it more difficult for a third party to acquire us.

ITEM 2.  PROPERTIES

         We lease and occupy approximately 151,000 square feet of laboratory, manufacturing and office space in Cambridge, Massachusetts under twelve leases expiring in the years 2001 to 2008. Several of the leases contain provisions permitting us to extend the term of such leases for up to ten years. We have a GMP clinical suite at one of our Massachusetts facilities, which is for the manufacture of product candidates incorporating the ProLease delivery system. We operate a GMP manufacturing facility for our AIR technology at another of our Massachusetts facilities. In addition, we completed construction of a 32,000 square foot commercial scale ProLease manufacturing facility in Cambridge, Massachusetts in October 1998. We believe that our Massachusetts facilities are adequate for our preclinical, clinical and commercial operations.

         We do not manufacture and do not expect to manufacture Cereport for clinical trials. We have engaged a third party to manufacture clinical and commercial supplies of Cereport.

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

ITEM 3.  LEGAL PROCEEDINGS          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of shareholders was held on Friday, April 28, 2000 for the purpose of considering a proposal to adopt an amendment to our Second Amended and Restated Articles of Incorporation, as amended, to effect a two-for-one split of our common stock and increase the total number of our authorized shares from 85,000,000 to 165,000,000, including an increase in the number of authorized shares of our common stock from 80,000,000 to 160,000,000. This proposal was approved by our shareholders. With respect to the proposal, 23,366,072 shares were cast in favor of the proposal, 196,585 shares were cast against the proposal and there were 14,823 abstentions.

                                     PART II


ITEM 5.  MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         All share amounts and per share information in this report on Form 10-K has been adjusted to reflect the two-for-one stock split effected April 28, 2000.

         Our common stock is traded on the Nasdaq National Market under the symbol ALKS. We have 382,632 shares of our non-voting common stock issued and outstanding. There is no established public trading market for our non-voting common stock. Set forth below for the indicated periods are the high and low sale prices for our common stock.


                                   Fiscal 2000                  Fiscal 1999
                                   -----------                  -----------
                                High          Low            High          Low
                                ----          ---            ----          ---
           1st Quarter      $ 15 1/16     $ 10 13/16     $ 13 3/16      $ 8 3/8
           2nd Quarter        19 15/16      11 3/8         10 15/16       5 1/16
           3rd Quarter        28 3/4        14 3/16        11 15/16       5 1/2
           4th Quarter        98 1/2        23 3/4         16 3/4        11 1/16

         There were 590 shareholders of record for our common stock and one shareholder of record for our non-voting common stock on June 7, 2000. No dividends have been paid on the common stock to date and we do not expect to pay cash dividends thereon in the foreseeable future.

3-3/4% Convertible Subordinated Notes due 2007

         In February 2000, we issued and sold $200 million aggregate principal amount of 3-3/4% Convertible Subordinated Notes due 2007 (the "3-3/4% Notes") to Robertson Stephens, Adams, Harkness & Hill, Inc., ING Barings, J.P. Morgan & Co., PaineWebber Incorporated, SG Cowen and U.S. Bancorp Piper Jaffray (the "3-3/4% Notes Initial Purchasers"). The underwriting commissions and discounts totaled $6 million. The maturity date of the 3-3/4% Notes is February 15, 2007. We are obligated to pay interest at a rate of 3-3/4% per year on each of February 15 and August 15, beginning August 15, 2000.

         The 3-3/4% Notes were issued and sold in transactions exempt from registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), to persons reasonably believed by the 3-3/4% Notes Initial Purchasers to be "qualified institutional buyers" ("QIBs") as defined in Rule 144A under the Securities Act or institutional accredited investors or sophisticated investors.

         The 3-3/4% Notes are convertible into our common stock, at the option of the holder, at a price of $67.75 per share, subject to adjustment upon certain events.

         The 3-3/4% Notes are redeemable by us in cash at any time prior to February 19, 2003 if our stock price exceeds $135.50 per share for at least 20 of the 30 trading days immediately prior to our delivery of the redemption notice. If we redeem all or some of the 3-3/4% Notes prior to February 15, 2001, we will make an additional payment to holders equal to one year of interest per $1,000 note, minus the amount of any interest we have actually paid on the note. The 3-3/4% Notes are also redeemable at any time on or after February 19, 2003 at redemption prices of 102.14%, 101.61%, 101.07% and 100.54% for each of the years 2003, 2004, 2005 and 2006, respectively.

         In certain circumstances, at the option of the holders, we may be required to repurchase the 3-3/4% Notes. The required repurchase may be in cash or, at our option, in common stock at 105% of the principal amount of the 3-3/4% Notes, plus accrued and unpaid interest.

         On February 29, 2000, we filed a registration statement on Form S-3 to register the 3-3/4% Notes and the shares of common stock issuable upon conversion thereof, which was declared effective on March 6, 2000.

1999 Preferred Stock

         On April 14, 1999, we issued and sold 3,500 shares of 1999 Redeemable Convertible Exchangeable Preferred Stock, par value $.01 per share (the "1999 Preferred Stock"), to Genentech, Inc. for an aggregate purchase price of $35,000,000.

         The 1999 Preferred Stock was issued and sold in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D promulgated under the Securities Act. We reasonably believed that Genentech, Inc. was and is an accredited investor, based on representations made to us by Genentech and by our review of Genentech's filings with the SEC under the Securities Exchange Act of 1934, as amended.

         The 1999 Preferred Stock was convertible at Genentech's option. In February 2000, Genentech exercised its option to convert the 1999 Preferred Stock together with accrued and unpaid dividends into 322,376 shares of common stock and 382,632 shares of non-voting common stock.

         On April 13, 2000, we filed a registration statement on Form S-3 to register for resale the 705,008 shares of common stock issued upon conversion of the 1999 Preferred Stock or is issuable upon conversion of the non-voting common stock, which was declared effective on April 25, 2000.

AIR Transaction

         As of February 1, 1999, we issued 7,361,016 shares of our common stock (the "AIR Shares") to the stockholders of Advanced Inhalation Research, Inc. ("AIR") in connection with the merger of one of our wholly owned subsidiaries with and into AIR. Each share of the common stock of AIR was converted into
2.3659508 shares of our common stock on the effective date of the merger. As of March 31, 2000, approximately 1,470,000 of the AIR Shares are restricted under various restricted stock purchase agreements and cannot be resold until such shares vest over a four year period at different amounts for each shareholder.

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

         Also in February 1999 and in connection with the merger, we assumed stock options previously granted to certain persons by AIR. On April 2, 1999, we filed a registration statement on Form S-3 to register 238,908 shares of our common stock issuable upon exercise of such stock options, which was also declared effective on May 13, 1999.

$3.25 Preferred Stock

         In March 1998, we issued and sold 2,300,000 shares of $3.25 Convertible Exchangeable Preferred Stock, par value $.01 per share (the "$3.25 Preferred Stock"), to BancAmerica Robertson Stephens, NationsBanc Montgomery Securities LLC, Cowen & Company, Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., PaineWebber Incorporated and Smith Barney Inc. (the "$3.25 Initial Purchasers"). The aggregate purchase price was $115,000,000, of which $4,025,000 constituted the underwriting discounts and commissions.

         The $3.25 Preferred Stock was issued and sold in transactions exempt from the registration requirements of the Securities Act to persons reasonably believed by the managers who placed the $3.25 Preferred Stock, the $3.25 Initial Purchasers, to be QIBs or institutional accredited investors or sophisticated investors.

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

         Holders of the $3.25 Preferred Stock are entitled at any time, subject to prior redemption or repurchase, to convert any of the $3.25 Preferred Stock or portions thereof into common stock, at an adjusted conversion rate of 3.3756 shares of common stock for each share of $3.25 Preferred Stock, subject to certain further adjustments.

         On April 15, 1998, we filed a registration statement on Form S-3 to register the 2,300,000 shares of the $3.25 Preferred Stock, $115,000,000 principal amount of Debentures and 7,763,880 shares of common stock, issuable upon conversion of the $3.25 Preferred Stock or upon conversion of the Debentures, if the Preferred Stock is exchanged for Debentures. The effective date of such registration statement was April 29, 1998.

ITEM 6.    SELECTED FINANCIAL DATA

ALKERMES, INC. AND SUBSIDIARIES

(In thousands, except per share data)

                                                                                  YEAR ENDED MARCH 31,
                                                        ------------------------------------------------------------------------
                                                            2000            1999           1998          1997            1996
                                                        ------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Total revenues (1)                                        $  34,459       $ 43,716       $ 31,367       $ 19,827       $ 15,919
                                                        ------------------------------------------------------------------------

Research and development expenses                            54,483         48,457         31,762         29,554         21,586
                                                        ------------------------------------------------------------------------

Total expenses (2) (3)                                      102,506         84,772         43,949         38,625         29,666
                                                        ------------------------------------------------------------------------

Net loss (2) (3)                                          $ (68,047)      $(41,056)      $(12,582)      $(18,798)      $(13,747)
                                                        ------------------------------------------------------------------------

Basic and diluted loss per common share                   $   (1.52)      $  (0.99)      $  (0.27)      $  (0.51)      $  (0.47)
                                                        ------------------------------------------------------------------------

Weighted average number of common shares outstanding         51,015         49,115         46,038         36,577         29,549
                                                        ------------------------------------------------------------------------




                                                                                        MARCH 31,
                                                        ------------------------------------------------------------------------
                                                             2000           1999           1998           1997           1996
                                                        ------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents and short-term investments      $ 337,367       $163,419       $194,257       $ 85,297       $ 32,374
                                                        ------------------------------------------------------------------------

Total assets                                                413,961        213,452        220,977        104,697         45,752
                                                        ------------------------------------------------------------------------

Long-term obligations                                       222,792         28,417         12,933         10,914          9,876
                                                        ------------------------------------------------------------------------

Shareholders' equity                                        167,967        156,206        181,455         79,151         23,513
                                                        ------------------------------------------------------------------------

(1) Total revenues include research and development revenue under collaborative arrangements and interest and other income.

(2) Includes noncash compensation charges of $29,493, $16,239, $2,183, $173 and $179, respectively, and interest expense.

(3) Includes a $3,221 nonrecurring charge in fiscal 1999 for RingCap and DST technologies licensed from ALZA Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OPERATION

INTRODUCTION

         Alkermes, Inc. (together with our subsidiaries, "we" or "us") is developing innovative pharmaceutical products based on sophisticated drug delivery systems. We have several areas of focus: (i) controlled, sustained release of injectable drugs lasting several days to several weeks, utilizing our ProLease(R) and Medisorb(R) technologies; (ii) the development of pharmaceutical products based on proprietary pulmonary drug delivery technologies utilizing our Advanced Inhalation Research, Inc. ("AIR(TM)") technology; (iii) the delivery of drugs into the brain past the blood-brain barrier utilizing our Cereport(R) technology; and (iv) oral delivery of drugs using our RingCap(TM) and dose sipping technologies ("DST"). Since our inception in 1987, we have devoted substantially all of our resources to research and development programs. We have not received any revenue from the sale of products. We have been unprofitable since inception and expect to incur substantial additional operating losses over the next few years. At March 31, 2000, we had an accumulated deficit of $258.4 million.

         We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans and payments under research and development agreements with collaborators, including Alkermes Clinical Partners, L.P. ("Clinical Partners"), a research and development limited partnership whose operations commenced in April 1992 and whose funding ended during June 1996. We generally develop our product candidates in collaboration with others on whom we rely for funding, development, manufacturing and/or marketing.

FORWARD-LOOKING STATEMENTS

         Any statements set forth below or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like "believe," "expect," "may," "will," "should," "seek," or "anticipate," and similar expressions.

         Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our development and manufacturing activities and our results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others:
(i) we may be unable to manufacture our first product, Nutropin Depot(TM) or future products on a commercial scale or economically; (ii) Nutropin Depot may not produce significant revenues and, in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (iii) our collaborators could elect to terminate or delay programs at any time; (iv) we and our collaborators may not be permitted by regulatory authorities to undertake clinical trials for RingCap or DST or to undertake additional clinical trials for ProLease, Cereport, Medisorb or AIR product candidates or clinical trials could be delayed; (v) our product candidates could be ineffective or unsafe during clinical trials; (vi) even if clinical trials are completed and the data is submitted to the Food and Drug Administration ("FDA") as a New Drug Application ("NDA") for marketing approval and to other health authorities as a marketing authorization application, the NDA or marketing authorization application could fail to be accepted, or could fail to receive approval on a timely basis, if at all; (vii) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease, Medisorb, AIR, RingCap or DST technologies, or for Cereport, could occur; (viii) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (ix) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (x) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xi) we could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; and
(xii) disputes with Clinical Partners over rights to Cereport and related technology could occur.

RESULTS OF OPERATIONS

         Our research and development revenue under collaborative arrangements was $22.9 million, $33.9 million and $25.6 million for the fiscal years ended in 2000, 1999 and 1998, respectively. The decrease in such revenue for fiscal 2000 as compared to fiscal 1999 was mainly the result of decreased funding earned under collaborative agreements related to our ProLease and Medisorb technologies. In addition, the research and development funding from Genentech, Inc. ("Genentech") decreased as a result of the expanded license agreement and the sale of our convertible exchangeable preferred stock (the "1999 Preferred Stock") to Genentech in April 1999 (see Note 5 to the consolidated financial statements) at a purchase price of $35 million. We are using the proceeds from the issuance of the 1999 Preferred Stock to conduct expanded development activities for Nutropin Depot, an injectable long-acting formulation of Genentech's recombinant human growth hormone based on our ProLease drug delivery system, and may be reimbursed for those expenses if a milestone is achieved. The increase in such revenue for fiscal 1999 as compared to fiscal 1998 was mainly a result of the increased funding and milestones earned under collaborative agreements related to our ProLease technology.

         Total operating expenses were $98.9 million for the fiscal year ended in 2000 compared to $82.5 million and $42.3 million for the fiscal years ended in 1999 and 1998, respectively. The increase for fiscal 2000 as compared to fiscal 1999 and for fiscal 1999 as compared to fiscal 1998 is primarily related to an increase in noncash compensation charges as well as an increase in research and development expenses, which are discussed below. In addition, we incurred a $3.2 million nonrecurring charge during fiscal 1999 for RingCap and DST technologies licensed from ALZA Corporation which are not yet commercially viable.

         Research and development expenses were $54.5 million for the fiscal year ended in 2000 compared to $48.5 million and $31.8 million for the fiscal years ended in 1999 and 1998, respectively. The increase for fiscal 2000 as compared to fiscal 1999 and for fiscal 1999 as compared to fiscal 1998 was primarily the result of an increase in salary and related benefits and other costs associated with an increase in personnel as we advance our product candidates through development and clinical trials and prepare for commercial scale manufacturing. In addition, we had an increase in occupancy costs and depreciation and amortization expense related to our expanded Medisorb manufacturing facility in Wilmington, Ohio and our ProLease manufacturing facility in Cambridge, Massachusetts. The increase in research and development expenses in fiscal 2000 as compared to fiscal 1999 was partially offset by a decrease in clinical trial costs as we completed the Phase III clinical trial for Nutropin Depot during fiscal 1999 and discontinued the Phase III clinical trial of Cereport in April 1999. The increase for fiscal 1999 as compared to fiscal 1998 was also a result of expanded clinical and manufacturing work performed.

         General and administrative expenses were $14.9 million, $14.6 million and $8.4 million for the fiscal years ended in 2000, 1999 and 1998, respectively. The increase for fiscal 2000 as compared to fiscal 1999 and for fiscal 1999 as compared to fiscal 1998 was the result of increased salary, benefits and other costs relating primarily to an increase in personnel. In addition, in fiscal 1999 we recorded one-time merger costs of $1.3 million in connection with the acquisition of our subsidiary, AIR, which was accounted for as a pooling of interests.

         Noncash compensation expense was $29.5 million, $16.2 million and $2.2 million for fiscal years ended 2000, 1999 and 1998, respectively. Noncash compensation charges primarily relate to common stock issued and stock options granted to certain employees, consultants and other individuals associated with our subsidiary, AIR. Fluctuations in amounts are primarily a result of changes in the market value of our common stock, partially offset by a reduction in the number of shares of common stock subject to future vesting.

         Interest and other income was $11.5 million, $9.8 million and $5.8 million for the fiscal years ended in 2000, 1999 and 1998, respectively. The increase for fiscal 2000 as compared to fiscal 1999 was primarily the result of the interest income earned on the increase in average cash and investment balances as a result of the sale of the 1999 Preferred Stock and the sale of $200 million principal amount of our 3-3/4% Convertible Subordinated Notes due 2007 (the "3-3/4% Notes"). The increase for fiscal 1999 as compared to fiscal 1998 was primarily a result of the interest income earned on the net proceeds of $110.5 million from the sale of 2.3 million shares of our $3.25 convertible exchangeable preferred stock (the "$3.25 Preferred Stock") in March 1998.

         Interest expense was $3.7 million for the fiscal year ended in 2000 compared to $2.3 million and $1.6 million for the fiscal years ended in 1999 and 1998, respectively. The increase for fiscal 2000 as compared to fiscal 1999 and for fiscal 1999 as compared to fiscal 1998 was primarily the result of an increase in interest costs related to an increase in indebtedness.

         We do not believe that inflation and changing prices have had a material impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and short-term investments were approximately $337.4 million at March 31, 2000 as compared to $163.4 million at March 31, 1999. The increase in cash and cash equivalents and short-term investments was primarily the result of the sale of $200 million principal amount of our 3-3/4% Notes in February 2000, the sale of the 1999 Preferred Stock in April 1999 and the proceeds from the exercise of stock options and warrants. The increase was partially offset by cash used to finance our operations and capital expenditures, to pay preferred stock dividends and to pay interest on our indebtedness.

         In addition, Long-Term Investments include $18.4 million principal amount of high-grade corporate notes with maturities ranging from 13 to 16 months. We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper. Our investment objectives for all of our investments taken as a whole are, first, to assure conservation of capital and liquidity, and second, to obtain investment income.

         In April 1999, we amended our license agreement with Genentech to expand our collaboration for Nutropin Depot, an injectable long-acting formulation of Genentech's recombinant human growth hormone based on our ProLease drug delivery system. Under the agreement, we and Genentech have been conducting expanded development activities, including clinical trials in an additional indication, process and formulation development, and manufacturing. The expanded agreement includes potential milestone payments, which milestones, if achieved, would reimburse us for our past research expenditures incurred (approximately $18 million at March 31, 2000), further research expenditures through December 31, 2000 plus an additional $5 million. The terms of the collaboration included the purchase by Genentech of the 1999 Preferred Stock for a purchase price of $35 million. In February 2000, Genentech exercised its option to convert the 1999 Preferred Stock together with accrued and unpaid dividends into 322,376 shares of voting and 382,632 shares of non-voting common stock. Dividends on the 1999 Preferred Stock were paid quarterly through March 2000, at a floating three-month LIBOR rate. In December 1999, Nutropin Depot received approval from the FDA for pediatric growth hormone deficiency ("GHD") after being granted a six-month priority review. From this collaboration we anticipate earning royalties and manufacturing fees from the sales of Nutropin Depot, if any.

         In January of 2000, we entered into an agreement with Ares-Serono International S.A. ("Ares-Serono") to develop a ProLease sustained release formulation of one of Ares-Serono's as yet undisclosed therapeutic proteins. In exchange for exclusive worldwide rights to products resulting from this collaboration, Ares-Serono will provide us with development funding and milestone payments which could exceed $30 million over the next several years and will pay us a royalty based on sales of ProLease products, if any. We are expected to manufacture the ProLease formulations of products commercialized under the agreement. Ares-Serono will be responsible for conducting clinical trials, securing regulatory approvals and marketing products on a worldwide basis.

         In February 2000, Glaxo Wellcome elected to obtain a broad license to our AIR pulmonary drug delivery technology for use in the development of multiple product candidates in four specified therapeutic categories in the field of respiratory disease. Glaxo Wellcome's decision followed the completion of a 12-month feasibility program conducted by the two companies. A definitive license agreement was entered into in May 2000, subject to compliance with the notification requirements under the Hart-Scott-Rodino Antitrust Act of 1976. In exchange for exclusive worldwide rights to products resulting from the collaboration, Glaxo Wellcome will provide us with development funding and milestone payments and will pay us a royalty based on sales of such products, if any. We and Glaxo Wellcome will each have manufacturing rights and obligations, and Glaxo Wellcome will be responsible for conducting clinical trials, securing regulatory approvals and marketing products on a worldwide basis. The total economic value of the collaboration is dependent upon the number of products successfully commercialized, if any.

         In February 2000, we entered into an agreement with Eli Lilly and Company Limited ("Eli Lilly") to develop an inhaled formulation of human growth hormone based on our AIR pulmonary drug delivery system. This agreement followed the successful completion of a nine-month feasibility program conducted by the two companies. Under the terms of the agreement we will receive certain initial fees and funding for research and milestone payments. We will also receive royalty payments based on product sales, if any. In exchange, Eli Lilly will receive exclusive worldwide rights to products resulting from the collaboration, if any. We will be responsible for manufacturing products commercialized as a result of the agreement, while Eli Lilly will be responsible for conducting clinical trials, securing regulatory approvals and marketing products on a worldwide basis.

         In February 2000, we issued $200 million principal amount of our 3-3/4% Notes which mature in February 2007. The 3-3/4% Notes are convertible into our common stock, at the option of the holder, at a price of $67.75 per share, subject to adjustment upon certain events. The 3-3/4% Notes bear interest at 3-3/4% payable semi-annually, commencing on August 15, 2000. The 3-3/4% Notes are redeemable by us at any time prior to February 19, 2003 if our common stock price exceeds $135.50 per share for at least 20 of the 30 trading days immediately prior to our delivery of a redemption notice. If we redeem all or some of the 3-3/4% Notes prior to February 15, 2001, we will make an additional payment to holders equal to one year of interest per $1,000 note, minus the amount of any interest we have actually paid on the note. The 3-3/4% Notes are also redeemable at any time on or after February 19, 2003 at certain declining redemption prices. In certain circumstances we may be required to repurchase the 3-3/4% Notes. The required repurchase may be in cash or, at our option, in common stock at 105% of the principal amount of the 3-3/4% Notes, plus accrued and unpaid interest. As a part of the sale of the 3-3/4% Notes, during fiscal 2000, we incurred approximately $6.5 million of offering costs which were recorded as other assets and are being amortized over seven years, the term of the 3-3/4% Notes. The net proceeds to us after such offering costs were approximately $193.5 million and are being used to fund research, development and clinical trial activities and for manufacturing facilities and equipment, as well as for working capital and general corporate purposes. In addition, we may use a portion of the net proceeds for potential acquisitions of companies, additional technologies and compounds, none of which are currently planned.

         Our research and development costs to date have been financed primarily by sales of debt and equity securities and payments under research and development collaborative arrangements. We expect to incur significant additional research and development and other costs, including costs related to preclinical studies, clinical trials and facilities expansion. Therefore, we expect that our costs, including research and development costs for all of our product candidates, will exceed revenues significantly for the next few years, which will result in continuing losses from operations.

         Capital expenditures were approximately $5.8 million for the year ended March 31, 2000, principally reflecting equipment purchases. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing loans, Fleet National Bank has a security interest in certain of our assets which secure the outstanding obligations under the loans.

         We will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, lease arrangements relating to fixed assets or other financing methods. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors. Our future capital requirements will also depend on many factors, including continued scientific progress in our research and development programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing facilities and of commercialization activities and arrangements and the cost of product in-licensing and any possible acquisitions.

         We believe that our current cash and cash equivalents and short-term investments, combined with anticipated interest income and research and development revenues under collaborative arrangements, will be sufficient to meet our anticipated capital requirements through at least March 31, 2002.

         We may need to raise substantial additional funds for longer-term product development, regulatory approvals and manufacturing or marketing activities that we might undertake in the future. There can be no assurance that additional funds will be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs and/or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or future products.

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133," which we are required to adopt in fiscal year 2002. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. We have not yet assessed the impact of SFAS No. 133 on our financial position and results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ended June 30, 2000, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." We are currently assessing the impact of SAB 101 on our financial position and results of operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our Short-Term Investments and Investments consist of U.S. Treasuries and other government securities, commercial and corporate paper and corporate notes. Substantially all investments mature within one year, are not callable by the issuer and have fixed interest rates. All of our Short-Term Investments and Investments are currently held-to-maturity. These investments are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the conservative nature of our Short-Term Investments and Investments we do not believe that we have a material exposure to interest rate risk.

         Our "available-for-sale" marketable equity securities and the 3-3/4% Notes are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase of the financial instrument. A 10% decrease in year-end market interest rates would result in no material impact on the net fair value of such interest-sensitive financial instruments.

         Our 3-3/4% Notes are sensitive to fluctuations in the price of our common stock into which the 3-3/4% Notes are convertible. Changes in equity prices would result in changes in the fair value of the Company's 3-3/4% Notes due to the difference between the current market price and the market price at the date of issuance of the 3-3/4% Notes. A 10% increase in the year-end market price of the 3-3/4% Notes would result in an increase of approximately $12 million on the net fair value of the 3-3/4% Notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         ALKERMES, INC. AND SUBSIDIARIES

         CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2000 AND 1999
                  AND FOR EACH OF THE THREE YEARS IN THE PERIOD
              ENDED MARCH 31, 2000 AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

The Board of Directors of Alkermes, Inc.:

We have audited the accompanying consolidated balance sheets of Alkermes, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alkermes, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP


May 26, 2000
Boston, Massachusetts

ALKERMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------


ASSETS                                                                   2000                1999
CURRENT ASSETS:
  Cash and cash equivalents                                         $   6,100,643       $   9,115,432
  Short-term investments                                              331,266,720         154,303,220
  Prepaid expenses and other current assets                             8,474,083           5,745,047
                                                                    -------------       -------------

           Total current assets                                       345,841,446         169,163,699
                                                                    -------------       -------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                    235,000             235,000
  Building                                                              3,538,935           3,483,862
  Furniture, fixtures and equipment                                    35,845,461          31,302,274
  Leasehold improvements                                               13,804,269          12,635,756
                                                                    -------------       -------------

                                                                       53,423,665          47,656,892

  Less accumulated depreciation and amortization                      (20,554,182)        (14,292,146)
                                                                    -------------       -------------
                                                                       32,869,483          33,364,746
                                                                    -------------       -------------
INVESTMENTS                                                            20,094,438           8,436,067
                                                                    -------------       -------------
OTHER ASSETS                                                           15,155,738           2,487,757
                                                                    -------------       -------------
TOTAL ASSETS                                                        $ 413,961,105       $ 213,452,269
                                                                    =============       =============



LIABILITIES AND SHAREHOLDERS' EQUITY                                     2000                1999
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $   8,207,394       $   8,212,206
  Deferred revenue                                                      8,655,062           9,587,933
  Long-term obligations - current portion                               5,625,000          10,700,000
                                                                    -------------       -------------
           Total current liabilities                                   22,487,456          28,500,139
                                                                    -------------       -------------
LONG-TERM OBLIGATIONS                                                  22,791,625          28,416,625
                                                                    -------------       -------------
CONVERTIBLE SUBORDINATED NOTES                                        200,000,000                --
                                                                    -------------       -------------
OTHER LONG-TERM LIABILITIES                                               715,029             329,614
                                                                    -------------       -------------
COMMITMENTS (Note 11)

SHAREHOLDERS' EQUITY:
  Capital stock, par value $.01 per share:
    authorized, 2,250,000 shares; none issued
  Convertible exchangeable preferred stock,
    par value $.01 per share: authorized and
    issued, 2,300,000 shares; outstanding, 2,299,000
    and 2,300,000 shares at March 31, 2000 and 1999,
    respectively (liquidation preference of $114,950,000)                  22,990              23,000
  Common stock, par value $.01 per share:
    authorized, 160,000,000 shares; issued, 53,953,996 and
    49,964,918 shares at March 31, 2000 and 1999, respectively            539,540             499,649
  Non-voting common stock, par value $.01 per share:
    authorized, 450,000 shares; issued, 382,632 and
    0 shares at March 31, 2000 and 1999, respectively                       3,826                --
  Additional paid-in capital                                          427,577,936         346,599,608
  Deferred compensation                                                (8,545,926)         (9,932,199)
  Accumulated other comprehensive income (loss)                         6,742,064             (46,873)
  Accumulated deficit                                                (258,373,435)       (180,937,294)
                                                                    -------------       -------------
           Total shareholders' equity                                 167,966,995         156,205,891
                                                                    -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 413,961,105       $ 213,452,269
                                                                    =============       =============

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS                                        2000               1999               1998
  OF OPERATIONS
REVENUES:
  Research and development revenue under
     collaborative arrangements                            $ 22,920,357       $ 33,892,107       $ 25,585,058
                                                           ------------       ------------       ------------

EXPENSES:
  Research and development                                   54,482,672         48,456,824         31,761,541
  General and administrative                                 14,878,753         14,556,102          8,374,931
  Noncash compensation expense                               29,492,656         16,239,311          2,183,373
  Purchase of in-process research and development                  --            3,221,253               --
                                                           ------------       ------------       ------------
          Total expenses                                     98,854,081         82,473,490         42,319,845
                                                           ------------       ------------       ------------

NET OPERATING LOSS                                          (75,933,724)       (48,581,383)       (16,734,787)
                                                           ------------       ------------       ------------

OTHER INCOME (EXPENSE):
  Interest and other income                                  11,538,884          9,823,479          5,781,511
  Interest expense                                           (3,652,498)        (2,298,466)        (1,628,925)
                                                           ------------       ------------       ------------
          Total other income (expense)                        7,886,386          7,525,013          4,152,586
                                                           ------------       ------------       ------------

NET LOSS                                                    (68,047,338)       (41,056,370)       (12,582,201)

PREFERRED STOCK DIVIDENDS                                     9,388,803          7,454,300               --
                                                           ------------       ------------       ------------
NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                                             $(77,436,141)      $(48,510,670)      $(12,582,201)
                                                           ============       ============       ============
BASIC AND DILUTED LOSS PER COMMON
  SHARE                                                    $      (1.52)      $      (0.99)      $      (0.27)
                                                           ============       ============       ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                  51,014,956         49,115,000         46,037,752
                                                           ============       ============       ============

CONSOLIDATED STATEMENTS OF
  COMPREHENSIVE LOSS

NET LOSS:                                                  $(68,047,338)      $(41,056,370)      $(12,582,201)
  Cumulative foreign currency translation adjustments           (17,813)           (36,235)             6,231
  Carrying value adjustments                                       --               37,500               --
  Unrealized gain (loss) on marketable securities             6,806,750               --             (108,750)
                                                           ------------       ------------       ------------
COMPREHENSIVE LOSS                                         $(61,258,401)      $(41,055,105)      $(12,684,720)
                                                           ============       ============       ============


See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                              $3.25 CONVERTIBLE      1999 CONVERTIBLE
                                                                 EXCHANGEABLE          EXCHANGEABLE
                                                               PREFERRED STOCK        PREFERRED STOCK           COMMON STOCK
                                                             SHARES        AMOUNT    SHARES     AMOUNT       SHARES         AMOUNT

BALANCE, APRIL 1, 1997                                          --      $      --       --        $--      41,437,580  $   414,376

  Issuance of common stock                                      --             --       --         --       6,618,372       66,184

  Issuance of $3.25 convertible exchangeable
    preferred stock, net of issuance costs of $441,043     2,300,000         23,000     --         --            --           --

  Noncash compensation                                          --             --       --         --            --           --

  Amortization of noncash compensation                          --             --       --         --            --           --

  Cumulative foreign currency translation
    adjustments                                                 --             --       --         --            --           --

  Unrealized loss on marketable securities                      --             --       --         --            --           --

  Net loss for year                                             --             --       --         --            --           --
                                                           ---------     -----------  -------   --------   -----------  -----------

BALANCE, MARCH 31, 1998                                    2,300,000         23,000     --         --      48,055,952      480,560

  Issuance of common stock                                      --             --       --         --       1,908,966       19,089

  Noncash compensation                                          --             --       --         --            --           --

  Amortization of noncash compensation                          --             --       --         --            --           --

  Cumulative foreign currency translation
    adjustments                                                 --             --       --         --            --           --

  Carrying value adjustments                                    --             --       --         --            --           --

  Net loss for year                                             --             --       --         --            --           --

  Preferred stock dividends                                     --             --       --         --            --           --
                                                           ---------    -----------  -------   --------   -----------  -----------
BALANCE, MARCH 31, 1999                                    2,300,000         23,000     --         --      49,964,918      499,649






                                                             NON-VOTING          ADDITIONAL
                                                            COMMON STOCK          PAID-IN          DEFERRED
                                                           SHARES   AMOUNT        CAPITAL        COMPENSATION

BALANCE, APRIL 1, 1997                                       --      $ --      $ 198,637,003     $    (109,901)

  Issuance of common stock                                   --        --          2,197,118              --

  Issuance of $3.25 convertible exchangeable
    preferred stock, net of issuance costs of $441,043       --        --        110,510,956              --

  Noncash compensation                                       --        --          5,007,552        (5,007,552)

  Amortization of noncash compensation                       --        --               --           2,190,969

  Cumulative foreign currency translation
    adjustments                                              --        --               --                --

  Unrealized loss on marketable securities                   --        --               --                --

  Net loss for year                                          --        --               --                --
                                                          --------   ------      -----------     -------------

BALANCE, MARCH 31, 1998                                      --        --        316,352,629        (2,926,484)

  Issuance of common stock                                   --        --          7,001,953              --

  Noncash compensation                                       --        --         23,245,026       (23,245,026)

  Amortization of noncash compensation                       --        --               --          16,239,311

  Cumulative foreign currency translation
    adjustments                                              --        --               --                --

  Carrying value adjustments                                 --        --               --                --

  Net loss for year                                          --        --               --                --

  Preferred stock dividends                                  --        --               --                --
                                                          --------   ------      -----------     -------------
BALANCE, MARCH 31, 1999                                      --        --        346,599,608        (9,932,199)




                                                                    OTHER COMPREHENSIVE
                                                                       INCOME (LOSS)
                                                             ----------------------------------
                                                                FOREIGN            UNREALIZED
                                                                CURRENCY         GAIN (LOSS) ON
                                                               TRANSLATION         MARKETABLE     ACCUMULATED
                                                               ADJUSTMENTS         SECURITIES       DEFICIT             TOTAL

BALANCE, APRIL 1, 1997                                     $     (16,869)     $      71,250      $(119,844,423)     $  79,151,436

  Issuance of common stock                                          --                 --                 --            2,263,302

  Issuance of $3.25 convertible exchangeable
    preferred stock, net of issuance costs of $441,043              --                 --                 --          110,533,956

  Noncash compensation                                              --                 --                 --                 --

  Amortization of noncash compensation                              --                 --                 --            2,190,969

  Cumulative foreign currency translation
    adjustments                                                    6,231               --                 --                6,231

  Unrealized loss on marketable securities                          --             (108,750)              --             (108,750)

  Net loss for year                                                 --                 --          (12,582,201)       (12,582,201)
                                                            ------------       ------------       ------------       ------------

BALANCE, MARCH 31, 1998                                          (10,638)           (37,500)      (132,426,624)       181,454,943

  Issuance of common stock                                          --                 --                 --            7,021,042

  Noncash compensation                                              --                 --                 --                 --

  Amortization of noncash compensation                              --                 --                 --           16,239,311

  Cumulative foreign currency translation
    adjustments                                                  (36,235)              --                 --              (36,235)

  Carrying value adjustments                                        --               37,500               --               37,500

  Net loss for year                                                 --                 --          (41,056,370)       (41,056,370)

  Preferred stock dividends                                         --                 --           (7,454,300)        (7,454,300)
                                                            ------------       ------------       ------------       ------------
BALANCE, MARCH 31, 1999                                          (46,873)              --         (180,937,294)       156,205,891

                                                                     (Continued)

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

                                                         $3.25 CONVERTIBLE         1999 CONVERTIBLE
                                                           EXCHANGEABLE              EXCHANGEABLE
                                                          PREFERRED STOCK           PREFERRED STOCK           COMMON STOCK
                                                        SHARES        AMOUNT       SHARES     AMOUNT     SHARES        AMOUNT

BALANCE, MARCH 31, 1999
  (CARRIED FORWARD)                                   2,300,000      23,000         --         --      49,964,918      499,649

  Issuance of common stock, net                            --          --           --         --       1,692,850       16,928

  Issuance of common stock in connection with
    warrants exercised                                     --          --           --         --       1,755,002       17,550

  Issuance of 1999 convertible exchangeable
    preferred stock                                        --          --          3,500         35          --           --

  Conversion of $3.25 convertible
    exchangeable preferred stock                         (1,000)        (10)        --         --           3,374           34

  Conversion of 1999 convertible
    exchangeable preferred stock                           --          --         (3,500)       (35)      322,376        3,224

  Conversion of note payable to corporate partner          --          --           --         --         215,476        2,155

  Options and restricted awards canceled                   --          --           --         --            --           --

  Noncash compensation                                     --          --           --         --            --           --

  Amortization of noncash compensation                     --          --           --         --            --           --

  Cumulative foreign currency translation
    adjustments                                            --          --           --         --            --           --

  Unrealized gain on marketable securities                 --          --           --         --            --           --

  Net loss for year                                        --          --           --         --            --           --

  Preferred stock dividends                                --          --           --         --            --           --

                                                      ---------  ----------       ------    -------    ----------   ----------

BALANCE, MARCH 31, 2000                               2,299,000  $   22,990         --      $  --      53,953,996   $  539,540
                                                      =========  ==========       ======    =======    ==========   ==========



                                                        NON-VOTING         ADDITIONAL
                                                       COMMON STOCK         PAID-IN          DEFERRED
                                                   SHARES       AMOUNT      CAPITAL        COMPENSATION

BALANCE, MARCH 31, 1999
  (CARRIED FORWARD)                                   --          --      346,599,608       (9,932,199)

  Issuance of common stock, net                       --          --        6,249,901             --

  Issuance of common stock in connection with
    warrants exercised                                --          --        6,217,628             --

  Issuance of 1999 convertible exchangeable
    preferred stock                                   --          --       34,999,965             --

  Conversion of $3.25 convertible
    exchangeable preferred stock                      --          --              (24)            --

  Conversion of 1999 convertible
    exchangeable preferred stock                   382,632       3,826        157,445             --

  Conversion of note payable to corporate partner     --          --        5,247,030             --

  Options and restricted awards canceled              --          --         (754,849)         754,849

  Noncash compensation                                --          --       28,861,232      (28,861,232)

  Amortization of noncash compensation                --          --             --         29,492,656

  Cumulative foreign currency translation
    adjustments                                       --          --             --               --

  Unrealized gain on marketable securities            --          --             --               --

  Net loss for year                                   --          --             --               --

  Preferred stock dividends                           --          --             --               --

                                                    ------    --------  -------------    -------------

BALANCE, MARCH 31, 2000                             382,632   $  3,826  $ 427,577,936    $  (8,545,926)
                                                    ======    ========  =============    =============



                                                              OTHER COMPREHENSIVE
                                                                  INCOME (LOSS)
                                                         -------------------------------
                                                          FOREIGN           UNREALIZED
                                                          CURRENCY        GAIN (LOSS) ON
                                                         TRANSLATION        MARKETABLE   ACCUMULATED
                                                         ADJUSTMENTS        SECURITIES     DEFICIT            TOTAL

BALANCE, MARCH 31, 1999
  (CARRIED FORWARD)                                        (46,873)             --     (180,937,294)       156,205,891

  Issuance of common stock, net                               --                --             --            6,266,829

  Issuance of common stock in connection with
    warrants exercised                                        --                --             --            6,235,178

  Issuance of 1999 convertible exchangeable
    preferred stock                                           --                --             --           35,000,000

  Conversion of $3.25 convertible
    exchangeable preferred stock                              --                --             --                 --

  Conversion of 1999 convertible
    exchangeable preferred stock                              --                --             --              164,460

  Conversion of note payable to corporate partner             --                --             --            5,249,185

  Options and restricted awards canceled                      --                --             --                 --

  Noncash compensation                                        --                --             --                 --

  Amortization of noncash compensation                        --                --             --           29,492,656

  Cumulative foreign currency translation
    adjustments                                            (17,813)             --             --              (17,813)

  Unrealized gain on marketable securities                    --           6,806,750           --            6,806,750

  Net loss for year                                           --                --      (68,047,338)       (68,047,338)

  Preferred stock dividends                                   --                --       (9,388,803)        (9,388,803)

                                                     -------------     -------------  -------------      -------------

BALANCE, MARCH 31, 2000                              $     (64,686)    $   6,806,750  $(258,373,435)     $ 167,966,995
                                                     =============     =============  =============      =============


See notes to consolidated financial statements.                   (Concluded)

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                                         2000              1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $ (68,047,338)    $ (41,056,370)   $ (12,582,201)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
      Depreciation and amortization                                                    6,430,934         5,385,404        2,601,793
      Noncash interest expense                                                           776,347           758,126          672,958
      Compensation relating to issuance of common stock and
        grant of stock options and awards made                                        29,492,656        16,239,311        2,190,969
      Adjustments to other assets                                                       (304,917)          250,500           60,026
      Gain on sale of equipment                                                             --              (5,375)        (567,623)
      Changes in assets and liabilities:
        Prepaid expenses and other current assets                                     (1,794,651)        2,820,972       (3,992,733)
        Accounts payable and accrued expenses                                          1,429,472           386,319        2,785,413
        Deferred revenue                                                                (932,871)        2,109,453        7,478,480
        Other long-term liabilities                                                      (79,591)       (1,137,682)         (31,578)
                                                                                   -------------     -------------    -------------

               Net cash used by operating activities                                 (33,029,959)      (14,249,342)      (1,384,496)
                                                                                   -------------     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                         (5,756,987)      (24,064,521)      (8,544,168)
   Disposals of equipment                                                                   --               5,375        1,080,815
   (Purchases) maturities of short-term investments, net                            (176,963,500)       36,253,678     (108,058,959)
   (Purchases) maturities of long-term investments, net                              (11,658,371)       (5,013,341)       1,943,565
   Increase in other assets                                                             (131,823)       (2,638,025)         (17,320)
                                                                                   -------------     -------------    -------------

               Net cash (used by) provided by investing activities                  (194,510,681)        4,543,166     (113,596,067)
                                                                                   -------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of $3.25 convertible exchangeable preferred stock, net            --                --        110,533,956
   Proceeds from issuance of 1999 convertible exchangeable preferred stock            35,000,000              --               --
   Proceeds from issuance of common stock, net                                        12,502,007         7,021,042        2,263,302
   Proceeds from the issuance of convertible subordinated notes                      200,000,000              --               --
   Proceeds from issuance of long-term debt                                                 --          20,000,000        7,000,000
   Payment of preferred stock dividends                                               (9,224,343)       (7,454,300)            --
   Payment of long-term obligations                                                   (7,200,000)       (4,404,648)      (3,923,366)
   Payment of financing costs in connection with convertible subordinated notes       (6,532,740)             --               --
                                                                                   -------------     -------------    -------------

               Net cash provided by financing activities                             224,544,924        15,162,094      115,873,892
                                                                                   -------------     -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (19,073)          (40,436)           7,609
                                                                                   -------------     -------------    -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (3,014,789)        5,415,482          900,938

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           9,115,432         3,699,950        2,799,012
                                                                                   -------------     -------------    -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $   6,100,643     $   9,115,432    $   3,699,950
                                                                                   =============     =============    =============

SUPPLEMENTARY INFORMATION:
   Cash paid for interest                                                          $   2,029,011     $   1,755,082    $     242,850
                                                                                   =============     =============    =============

   Noncash activities:
     Note payable and accrued interest converted to common stock                   $   5,249,185     $        --      $        --
                                                                                   =============     =============    =============

     1999 preferred stock dividends exchanged for common stock                     $     164,460     $        --      $        --
                                                                                   =============     =============    =============

     Deferred revenue and accrued interest converted to long-term obligations      $        --       $   5,983,292    $        --
                                                                                   =============     =============    =============

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Alkermes, Inc. and its wholly owned subsidiaries, Alkermes Controlled Therapeutics, Inc. ("ACTI"), Alkermes Controlled Therapeutics Inc. II ("ACT II"), Alkermes Investments, Inc., Alkermes Development Corporation II ("ADC II"), Alkermes Europe, Ltd. and AIR. ADC II serves as the one percent general partner of Alkermes Clinical Partners, L.P. ("Clinical Partners"), a limited partnership engaged in a research and development project with the Company (see Note 9). ADC II's investment in Clinical Partners is accounted for under the equity method of accounting. Such carrying value was zero at March 31, 2000 and 1999 (see Note 9). All significant intercompany balances and transactions have been eliminated.

      STOCK SPLIT - On April 28, 2000, the shareholders of the Company approved an increase in the authorized shares of common stock from 80,000,000 to 160,000,000 and a two-for-one split of the Company's common stock, par value $.01 per share. The two-for-one stock split and the increase in the authorized shares of the Company's common stock became effective on April 28, 2000. As a result of the two-for-one stock split, shareholders received one additional share of the Company's common stock for every share of the Company's common stock they held on April 28, 2000. All share and per share amounts for all years presented have been restated to reflect the split.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash, cash equivalents, accounts payable and accrued expenses approximate fair value because of their short-term nature. Marketable equity securities have been designated as "available-for-sale" and are recorded as other assets in the consolidated financial statements at fair value with any unrealized holding gains or losses included as a component of shareholders' equity. The carrying amounts of the Company's debt instruments with its bank and corporate partner approximate fair value. The carrying amount of the Company's 3-3/4% Convertible Subordinated Notes due 2007 (the "3-3/4% Notes") was $200,000,000. The fair value of the 3-3/4% Notes was $122,140,000 at March 31, 2000. The fair value of the 3-3/4% Notes was determined from a quoted market source.

      NET LOSS PER SHARE - Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the period. Net loss per share for all years presented herein has been retroactively restated to reflect the stock split which became effective on April 28, 2000.

      The Company accounts for earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Basic earnings per share exclude any dilutive effect from stock options, warrants, convertible exchangeable preferred stock and convertible subordinated notes. The Company continues to be in a net loss position, and therefore, diluted earnings per share is the same amount as basic earnings per share. Certain securities were not included in the computation of diluted earnings per share for the years ended March 31, 2000, 1999 and 1998 because they would have an antidilutive effect due to net losses for such periods. These securities include (i) options and awards to purchase 7,706,790, 6,684,432 and 4,316,396 shares of common stock with the purchase price of zero to $96.88 per share, zero to $15.92 per share and zero to $14.38 per share for fiscal 2000, 1999 and 1998, respectively; (ii) warrants to purchase 1,800, 911,844 and 1,070,264 shares of common stock with a purchase price of $3.54 per share for fiscal 2000 and $3.54 to $20.03 per share for fiscal 1999 and 1998, respectively; (iii) 7,760,504 and 7,763,880 shares of common stock for conversion of the $3.25 convertible exchangeable preferred stock for fiscal 2000 and 1999, respectively; (iv) 2,952,030 shares of common stock for issuance upon conversion of the 3-3/4% Notes for fiscal 2000.

      REVENUE RECOGNITION - Research and development contract revenues consist of non-refundable research and development funding under collaborative agreements with various corporate partners. Research and development funding generally compensates the Company for formulation, preclinical and clinical testing related to the collaborative research programs, and is recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the corporate partner is obligated to pay and when no future performance obligations exist.

      Fees for the licensing of product rights on initiation of collaborative arrangements are recorded as deferred revenue upon receipt and recognized as income on a systematic basis (based upon the timing and level of work performed or on a straight-line basis if not otherwise determinable) over the period that the related products or services are delivered or obligations as defined in the agreement are performed. Revenue from milestone or other upfront payments is recognized as earned in accordance with the terms of the related agreements. These agreements may require deferral of revenue recognition to future periods.

      RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses are charged to operations as incurred.

      NONCASH COMPENSATION EXPENSE - Noncash compensation expense primarily relates to equity transactions at the Company's subsidiary, AIR. Noncash compensation expense has been recorded in accordance with the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," for common stock issued and stock options and awards granted to employees. Stock or other equity-based compensation for nonemployees must be accounted for under the fair value-based method as required by SFAS No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Under this method, the equity-based instrument is measured at the fair value of the equity instrument on the date of vesting. The measurement date is generally the issuance date for employees and others and the vesting date for consultants. The resulting noncash charge has been recorded in the statements of operations upon issuance or over the vesting period of the common stock, stock option or award.

      INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in our consolidated financial statements and tax returns (see Note 8).

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

      All Short-Term Investments and Investments consist of U.S. Treasury and other government securities, commercial paper and corporate notes and are classified as "held-to-maturity" and reported at amortized cost. Short-Term Investments have maturity dates within one year of the balance sheet date. Investments classified as long-term have maturity dates up to 16 months from March 31, 2000 and include securities totaling $1,688,000 held as collateral under certain letters of credit, lease and loan agreements. The carrying value of all Short-Term Investments and Investments, individually and in the aggregate, approximated market value at March 31, 2000 and 1999.

      Short-Term Investments and Investments consist of the following "held-to-maturity" investments at:

                             AMORTIZED COST              NET CARRYING           GROSS UNREALIZED              AGGREGATE
                       UNDER 1 YEAR     1 - 2 YEARS         AMOUNT           GAINS            LOSSES          FAIR VALUE
                       ------------     ------------     ------------     ------------     ------------      ------------
March 31, 2000:
  U.S. Government
    obligations        $108,127,995     $  7,759,114     $115,887,109     $    270,728     $    (35,989)     $116,121,848
  Corporate debt
    securities          223,138,725       12,335,324      235,474,049        1,407,865         (278,033)      236,603,881
                       ------------     ------------     ------------     ------------     ------------      ------------

  Total                $331,266,720     $ 20,094,438     $351,361,158     $  1,678,593     $   (314,022)     $352,725,729
                       ============     ============     ============     ============     ============      ============

March 31, 1999:
  U.S. Government
    obligations        $ 69,158,864     $  1,378,797     $ 70,537,661     $  2,600,446     $ (2,338,636)     $ 70,799,471
  Corporate debt
    securities           85,144,356        7,057,270       92,201,626        1,902,066       (1,603,940)       92,499,752
                       ------------     ------------     ------------     ------------     ------------      ------------

  Total                $154,303,220     $  8,436,067     $162,739,287     $  4,502,512     $ (3,942,576)     $163,299,223
                       ============     ============     ============     ============     ============      ============

      The Company also has investments in marketable equity securities which are currently classified as "available-for-sale" securities under the caption "other assets." This caption also includes non-marketable warrants to purchase securities. The warrants are recorded at the lower of cost or market. Unrealized gains (losses) are included in accumulated other comprehensive income in shareholders' equity.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives of the assets: buildings - 25 years; furniture, fixtures and equipment - 3 to 7 years; or, in the case of leasehold improvements, over the lease terms - 1 to 15 years.

      OTHER ASSETS - Other assets consist primarily of unamortized debt offering costs and purchased patents, which are being amortized over 7 and 5 years, respectively, and certain equity securities (see discussion in "Investments" above).

      DEFERRED REVENUE - SHORT-TERM - During fiscal 1998, the Company received a $10,000,000 upfront payment from ALZA Corporation ("ALZA") to fund clinical development of Cereport. This amount has been recorded as deferred revenue and is being amortized based on actual costs incurred for the clinical development of Cereport. In addition, the Company received prepayments for research and development costs under collaborative research projects with other corporate partners which are being amortized over the estimated term of the agreements using the straight-line method. The Company also has received cash milestone payments which are creditable against future royalty payments which will be recognized upon product sales.

      DEFERRED COMPENSATION - Deferred compensation is related to awards under the Company's 1991 Restricted Common Stock Award Plan, compensatory stock options and common stock and is amortized over vesting periods ranging from one to five years.

      401(k) PLAN - The Company's 401(k) Retirement Savings Plan (the "401(k) Plan") covers substantially all of its employees. Eligible employees may contribute up to 17% of their eligible compensation, subject to certain Internal Revenue Service limitations. The Company began matching a portion of employee contributions on April 1, 1998. The match is equal to 50% of the first 6% of deferrals and is fully vested when made. During fiscal 2000 and 1999, the Company expensed approximately $505,000 and $307,000, respectively, to match employee deferrals under the 401(k) Plan.

      RECLASSIFICATIONS - Certain reclassifications have been made in fiscal 1999 and 1998 to conform to the presentation used in fiscal 2000.

      COMPREHENSIVE INCOME - Comprehensive income is composed of net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from the net loss. Specifically, other comprehensive income includes unrealized holding gains and losses on the Company's available-for-sale securities and changes in the cumulative foreign currency translation adjustments.

      SEGMENTS - The Company's operations are treated as one operating segment reporting to the chief operating decision-makers of the Company. Accordingly, the segment disclosures contemplated by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," are not presented.

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which is required to be adopted by the Company in fiscal year 2002. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management of the Company has not yet assessed the impact of SFAS No. 133 on its financial position and results of operations.

      NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ended June 30, 2000, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB No. 20, "Accounting Changes." Management of the Company is currently assessing the impact of SAB 101 on its financial position and results of operations.

3.    ALZA AGREEMENT

      In April 1998, Alkermes entered into an exclusive license agreement with ALZA, a pharmaceutical and drug delivery company, for two of ALZA's oral drug delivery technologies: RingCap and DST. The Company also acquired equipment to be used in the development of the technologies. A nonrecurring charge of approximately $3,221,000 for technology licensed but not yet commercially viable was recorded by the Company at the acquisition date. This charge represents that portion of the acquisition price of the acquired technology that was allocated to in-process research and development.

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following at March
      31:

                                            2000                  1999
                                         ----------            ----------
      Accounts payable                   $2,896,018            $2,971,351
      Accrued compensation                1,263,926             1,129,721
      Accrued interest                      979,497             1,570,201
      Accrued other                       3,067,953             2,540,933
                                         ----------            ----------
                                         $8,207,394            $8,212,206
                                         ==========            ==========

5.    SHAREHOLDERS' EQUITY

      RESTRICTED STOCK PURCHASE AGREEMENTS/COMMON STOCK - During fiscal 1999, the Company issued 7,361,016 shares of its common stock in conjunction with its acquisition of AIR. Of these shares, 4,802,230 shares of common stock were issued to key employees and consultants of AIR and are subject to restricted stock purchase agreements. The Company assumed these restricted stock purchase agreements entered into by AIR. The restricted stock vests quarterly over a four-year period at different amounts for each shareholder. At March 31, 2000 and 1999, approximately 3,332,000 and 2,120,000 shares of restricted stock, respectively, had vested. The agreements state that if the consulting or employment relationship terminates within four years of issuance, the Company shall have the right, but not the obligation, to repurchase the non-vested shares from the shareholder at the share price initially paid by the shareholder. During fiscal 2000, the Company exercised its right to repurchase 83,602 shares of non-vested restricted stock.

      $3.25 PREFERRED STOCK - In March 1998, the Company completed a private placement of 2,300,000 shares of its convertible exchangeable preferred stock (the "$3.25 Preferred Stock") at $50.00 per share. Net proceeds to the Company were approximately $110,500,000.

      The $3.25 Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed or exchanged, into the Company's common stock at a conversion rate of 3.3756 shares of common stock for each share of $3.25 Preferred Stock. The conversion rate is subject to adjustment in certain events. The Company has reserved 7,760,504 shares of its common stock for future issuance upon such conversion.

      Dividends on the $3.25 Preferred Stock are cumulative from the date of original issue and have been paid quarterly, commencing June 1, 1998 and are payable each September 1, December 1, March 1 and June 1 thereafter, at the annual rate of $3.25 per share. Prior to March 6, 2001, the $3.25 Preferred Stock is not redeemable at the option of the Company. Thereafter, the $3.25 Preferred Stock is redeemable at the option of the Company, in whole or in part, at declining redemption prices, together with accrued and unpaid dividends. If redeemed during the 12-month period beginning March 1 (beginning March 6, 2001 and ending on February 28, 2002, in the case of the first such period), the per share redemption prices are $52.275 in 2001, $51.950 in 2002, $51.625 in 2003, $51.300 in
      2004, $50.975 in 2005, $50.650 in 2006, $50.325 in 2007 and $50 at March
      1, 2008 and thereafter. The $3.25 Preferred Stock has a liquidation preference of $50 per share, plus accrued and unpaid dividends.

      The $3.25 Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning March 1, 1999 (the "Exchange Date") for the Company's 6-1/2% Convertible Subordinated Debentures (the "Debentures") at the rate of $50 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature on the tenth anniversary of the Exchange Date and will contain conversion and optional redemption provisions substantially identical to those of the $3.25 Preferred Stock.

      At March 31, 2000, 1,000 shares of $3.25 Preferred Stock had been converted into 3,374 shares of common stock.

      1999 PREFERRED STOCK - In April 1999, the Company amended its license agreement with Genentech, Inc. ("Genentech") to expand its collaboration for Nutropin Depot, an injectable long-acting formulation of Genentech's recombinant human growth hormone based on Alkermes' ProLease drug delivery system. Under the agreement, the companies have been conducting expanded development activities, including clinical trials in an additional indication, process and formulation development and manufacturing. The agreement includes potential milestone payments, which milestones, if achieved, would reimburse the Company for its past research expenditures incurred (approximately $18 million at March 31, 2000), further research expenditures through December 31, 2000 plus an additional $5 million.

      The terms of the collaboration included the purchase by Genentech of $35 million (3,500 shares) of newly issued redeemable convertible exchangeable preferred stock of the Company (the "1999 Preferred Stock"). The 1999 Preferred Stock was convertible at Genentech's option into shares of common stock and non-voting common stock during any period after September 1, 1999 that the closing price of the Company's common stock was above $22.50 per share for at least 10 consecutive trading days. In February 2000, Genentech exercised its option to convert the 1999 Preferred Stock together with accrued and unpaid dividends into 322,376 shares of voting and 382,632 shares of non-voting common stock.

      Dividends on the 1999 Preferred Stock were paid quarterly through March 2000 at a floating three-month LIBOR rate.

6.    LONG-TERM OBLIGATIONS

      Long-term obligations at March 31 consist of the following:

                                                                                           2000          1999
                                                                                        -----------   -----------
      Notes payable to a bank bearing interest at fixed rates (6.97%-8.58%), payable
       in monthly or quarterly installments, maturing in fiscal 2001 through 2004       $22,433,333   $28,133,333


      Note payable to a corporate partner bearing interest (7.78% at March 31, 2000),
       at 2.5% above the one-year LIBOR, maturing in fiscal 2002                          5,983,292     5,983,292

      Note payable to a bank bearing interest at a fixed rate (7.96%), payable in
       quarterly installments of $375,000                                                        --     1,500,000

      Note payable to a corporate partner bearing interest at the prime rate,
       converted to common stock in fiscal 2000                                                  --     3,500,000
                                                                                        -----------   -----------
                                                                                         28,416,625    39,116,625

      Less current portion                                                                5,625,000    10,700,000
                                                                                        -----------   -----------
                                                                                        $22,791,625   $28,416,625
                                                                                        ===========   ===========

      The first bank note listed above is secured by a building and real property pursuant to a mortgage and certain of the Company's equipment pursuant to security agreements. The loan is also secured by cash collateral (included in long-term investments at March 31, 2000) having a minimum market value of the lesser of $1,000,000 or the outstanding principal amount of the loan. Under the terms of the loan agreement, the Company is required to maintain a minimum unencumbered balance of cash and permitted investments and a minimum ratio of unencumbered cash and net quick assets to total liabilities as well as a minimum consolidated capital base.

      In October 1998, the Company converted a prepayment of royalties from a former corporate partner, plus accrued interest, to a promissory note in the principal amount of $5,983,292 as a result of the discontinuation of a collaboration. The principal amount of the note, together with interest, is payable in the Company's common stock or cash, at the Company's option.

      In January 1995, the Company borrowed $3,500,000 from a corporate partner. The principal amount of the loan, together with interest, was payable in the Company's common stock or cash, at the Company's option. In January 2000, the Company exercised its option to repay the principal amount of the note, plus accrued and unpaid interest, in the Company's common stock and thereby issued 215,476 shares of common stock to the corporate partner.

      At March 31, 2000, the maturities of the long-term obligations are as follows:

                                                       NOTES PAYABLE
                                                         AND OTHER
                                                       -------------
      2001                                              $ 5,625,000
      2002                                               10,966,625
      2003                                                4,025,000
      2004                                                7,800,000
                                                        -----------
                                                        $28,416,625
                                                        ===========

7.    3-3/4% CONVERTIBLE SUBORDINATED NOTES

      In February 2000, the Company issued the 3-3/4% Notes. The 3-3/4% Notes are convertible into the Company's common stock, at the option of the holder, at a price of $67.75 per share, subject to adjustment upon certain events. The 3-3/4% Notes bear interest at 3-3/4% payable semi-annually, commencing on August 15, 2000. The 3-3/4% Notes are redeemable by the Company in cash at any time prior to February 19, 2003 if the Company's stock price exceeds $135.50 per share for at least 20 of the 30 trading days immediately prior to the Company's delivery of the redemption notice. If the Company redeems all or some of the notes prior to February 15, 2001, the Company will make an additional payment to the holders equal to one year of interest per $1,000 note, minus the amount of any interest the Company has actually paid on the note. The 3-3/4% Notes are also redeemable at any time on or after February 19, 2003 at certain declining redemption prices. In certain circumstances, at the option of the holders, the Company may be required to repurchase the 3-3/4% Notes. The required repurchase may be in cash or, at the option of the Company, in common stock, at 105% of the principal amount of the 3-3/4% Notes, plus accrued and unpaid interest. As a part of the sale of the 3-3/4% Notes, during fiscal 2000, the Company incurred approximately $6,530,000 of offering costs which were recorded as other assets and are being amortized over seven years, the term of the 3-3/4% Notes. The net proceeds to the Company after offering costs were approximately $193,470,000. The Company has reserved 2,952,030 shares of its common stock for issuance upon conversion of the 3-3/4% Notes.

8.    INCOME TAXES

      At March 31, 2000, the Company has approximately $161,137,000 of net operating loss ("NOL") carryforwards for U.S. federal income tax purposes and approximately $10,700,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from 2001 through 2020.

      The components of the net deferred income tax assets at March 31 are as follows:

                                                 2000            1999
                                             ------------    ------------
      NOL carryforwards, federal and state   $ 46,049,000    $ 29,898,000

      Tax benefits from stock options          17,721,000         222,000

      Tax credit carryforwards                 14,670,000      11,220,000

      Capitalized research and development
        expenses, net of amortization          10,310,000      11,750,000

      Alkermes Europe NOL carryforward          5,040,000       4,120,000

      Other                                     1,952,000       5,154,000

      Less valuation allowance                (95,742,000)    (62,364,000)
                                             ------------    ------------
                                             $     --        $     --
                                             ============    ============

      Tax benefits from stock options will be credited to additional paid-in capital when realized.

      The valuation allowance has been provided because of the uncertainty of realizing the future benefits of the net deferred income tax assets. The valuation allowance increased by $12,429,000 from March 31, 1998 to March 31, 1999.

9.    RELATED-PARTY TRANSACTIONS

      On April 10, 1992, the Company and Clinical Partners, a limited partnership of which ADC II is the general partner, sold in a private placement (i) 920 Class A units, each unit (a "Class A Unit") consisting of one Class A limited partnership interest in Clinical Partners and warrants to purchase shares of the Company's common stock; and (ii) one Class B unit (the "Class B Unit"), consisting of one Class B limited partnership interest in Clinical Partners and warrants to purchase shares of the Company's common stock. At March 31, 2000, all warrants were either exercised or expired except for warrants to purchase 1,800 shares of the Company's common stock. The remaining warrants are exercisable at a price of $3.54 per share and expire on April 14, 2000.

      The net proceeds of the offering were used primarily to fund the further development and clinical testing of a family of molecules designated by the Company as Receptor-Mediated Permeabilizers(TM) ("RMPs(TM)"), including Cereport, for human pharmaceutical use in the United States and Canada. Pursuant to the Product Development Agreement entered into in March 1992, the Company licensed to Clinical Partners certain of its technology relating to RMPs. Research and development of RMPs is being conducted by the Company for Clinical Partners pursuant to the Product Development Agreement. Since the funding was not sufficient to complete clinical trials and seek regulatory approval of Cereport, Alkermes has used its own resources, and intends to continue to use its own resources, to develop Cereport. Alkermes has obtained and intends to continue to obtain such resources through equity offerings, bank borrowings and collaborative arrangements. The Company is required to fund the development of Cereport to maintain its Purchase Option, as defined below, with the limited partners.

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

      The warrants were issued by the Company in consideration of the grant by each limited partner to the Company of an option to purchase (the "Purchase Option"), under certain circumstances, the limited partnership interests in Clinical Partners held by such limited partner. Upon exercise of such Purchase Option, each Class A limited partner will be entitled to receive an initial payment, at the Company's option, of $40,000 in cash or approximately $42,100 in the Company's common stock, as well as certain additional royalty payments ranging from 4% to 12% of the Company's net revenues (subject to certain limitations).

10.   RESEARCH AND DEVELOPMENT ARRANGEMENTS

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

      During fiscal 2000, 1999 and 1998, research and development revenue under collaborative arrangements from Genentech amounted to 18%, 42% and 37%, Johnson & Johnson amounted to 41%, 37% and 44%, and ALZA amounted to 3%, 4% and 11%, respectively, of research and development revenues.

11.   COMMITMENTS

      LEASE COMMITMENTS - The Company leases certain of its offices, research laboratories and manufacturing facilities under operating leases with initial terms of two to ten years expiring between 2001 and 2008. Several of the leases contain provisions for extensions for up to ten years. Total annual future minimum lease payments are as follows:

      2001                                 $4,377,000
      2002                                  4,645,000
      2003                                  3,582,000
      2004                                  3,714,000
      2005                                  3,274,000
      Thereafter                            1,672,000

      Rent expense charged to operations was approximately $5,223,000, $4,237,000 and $3,618,000 for the years ended March 31, 2000, 1999 and
      1998, respectively.

      LICENSE AND ROYALTY COMMITMENTS - The Company has entered into license agreements with certain corporations and universities which require the Company to pay annual license fees and royalties based on a percentage of revenues from sales of certain products and royalties from sublicenses granted by the Company. Amounts paid under these agreements were approximately $165,000, $127,000 and $112,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

12.   STOCK OPTIONS AND AWARDS

      All share and per share amounts have been retroactively restated, where appropriate, to give effect to the two-for-one stock split (see Note 2).

      The Company's Stock Option Plans (the "Plans") include the Amended and Restated 1989 Non-Qualified Stock Option Plan (the "1989 Plan"), the Amended and Restated 1990 Omnibus Stock Option Plan, as amended (the "1990 Plan"), the 1992 Non-Qualified Stock Option Plan (the "1992 Plan"), the 1998 Equity Incentive Plan (the "1998 Plan") and the 1999 Stock Option Plan (the "1999 Plan") which provide for the granting of stock options to employees, officers and directors of, and consultants to, the Company. In addition, the Stock Option Plan for Non-Employee Directors (the "Director Plan") provides for the granting of stock options to nonemployee directors of the Company. Non-qualified options to purchase up to 450,000 shares of the Company's common stock may be granted under the 1989 Plan, non-qualified and incentive options to purchase up to 6,500,000 shares of the Company's common stock may be granted under the 1990 Plan, non-qualified options to purchase up to 2,000,000 shares of the Company's common stock may be granted under the 1992 Plan, non-qualified and incentive stock options and restricted stock to purchase up to 1,182,974 shares may be granted under the 1998 Plan, non-qualified and incentive options to purchase up to 5,000,000 shares may be granted under the 1999 Plan and non-qualified options to purchase up to 300,000 shares of the Company's common stock may be granted under the Director Plan. The 1989 Plan terminated on July 18, 1999. Unless sooner terminated, the 1990 Plan will terminate on September 19, 2000, the 1992 Plan will terminate on November 11, 2002, the 1998 Plan will terminate on April 1, 2008, the 1999 Plan will terminate on June 2, 2009 and the Director Plan will terminate on March 18, 2006. The Company has reserved a total of 11,615,152 shares of common stock for issuance upon exercise of options which have been or may be granted under the Plans.

      The Compensation Committee of the Board of Directors administers the Plans and determines who is to receive options and the exercise price and terms of such options. The Compensation Committee has delegated its authority to the Compensation Sub-Committee to make grants and awards under the Plans to "officers." The Board of Directors administers the Director Plan. The option exercise price of stock options granted under the 1989 Plan, the 1990 Plan, the 1998 Plan, the 1999 Plan and the Director Plan may not be less than 100% of the fair market value of the common stock on the date of grant. Under the terms of the 1992 Plan, the option exercise price may be below the fair market value, but not below par value, of the underlying stock at the time the option is granted.

      The 1989 Plan, the 1990 Plan and the 1992 Plan also provide that the Compensation Committee may grant Limited Stock Appreciation Rights ("LSARs") with respect to all or any portion of the shares covered by stock options granted to directors and executive officers. LSARs may be granted with the grant of a non-qualified stock option or at any time during the term of such option but may only be granted with the grant of an incentive stock option. The grant of LSARs will not be effective until six months after their date of grant. Upon the occurrence of certain triggering events, including a change of control, the options with respect to which LSARs have been granted shall become immediately exercisable and the persons who have received LSARs will automatically receive a cash payment in lieu of shares. At March 31, 2000, there are 352,500 LSARs outstanding which have been granted under the 1990 Plan. No LSARs were granted during fiscal 2000, 1999 and 1998.

      The Company has also adopted the 1991 Restricted Common Stock Award Plan (the "Award Plan"). The Award Plan provides for the award to certain eligible employees, officers and directors of, and consultants to, the Company of up to a maximum of 500,000 shares of common stock. The Award Plan is administered by the Compensation Committee. Awards generally vest over five years. During fiscal 2000, 1999 and 1998, 7,000, zero and zero shares of common stock, respectively, were awarded under the Award Plan and 8,200, 5,700 and 4,800 shares, respectively, ceased to be subject to forfeiture and were issued. In addition, zero, 4,000 and 3,600 shares were canceled during the years ended March 31, 2000, 1999 and 1998, respectively. At March 31, 2000, 1999 and 1998 there were 59,600, 60,800 and 70,500 awards outstanding under the Award Plan, respectively. The Award Plan will terminate on November 15, 2001, unless sooner terminated by the Board of Directors.

      The Company has elected to continue to follow APB No. 25 for accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized with respect to the grant of any stock options to employees if the exercise price of the Company's employee stock options equals the fair market price of the underlying stock on the date the option is granted.

      Pro forma information regarding net loss and basic and diluted loss per common share in fiscal 2000, 1999 and 1998 has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The resulting effect on pro forma net loss and basic and diluted loss per common share is not necessarily likely to be representative of the effects on net loss and basic and diluted loss per common share on a pro forma basis in future years, due to (i) grants made prior to fiscal 1996 being excluded from the calculation and (ii) the uncertainty regarding the magnitude of future grants. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.81% - 6.50% for fiscal 2000, 4.79% - 5.68% for fiscal 1999 and 5.56% - 5.90% for fiscal 1998; dividend yields of 0% in fiscal 2000, 1999 and 1998; volatility factors of the expected market price of the Company's common stock of 67% in fiscal years 2000 and 1999 and 65% in fiscal 1998; and a weighted average expected life of 4 years in fiscal years 2000 and 1999 and 5 years in fiscal year 1998. Using the Black-Scholes option pricing model, the weighted average fair value of options granted in fiscal 2000, 1999 and 1998 was $9.38, $3.95 and $5.20, respectively.

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the vesting period of the option. Pro forma information for the years ended March 31 is as follows:

                                                                  2000              1999              1998
                                                             -------------     -------------     -------------
      Net loss - as reported                                 $(77,436,141)     $(48,510,670)     $(12,582,201)
      Net loss - pro forma                                    (87,469,415)      (53,654,009)      (15,112,287)
      Basic and diluted loss per common share -
        as reported                                              (1.52)            (0.99)            (0.27)
      Basic and diluted loss per common share -
        pro forma                                                (1.71)            (1.09)            (0.33)

      A summary of option activity under the 1989, 1990, 1992, 1998, 1999 and Director Plans is as follows:

                                                                                    EXERCISE         WEIGHTED
                                                                    NUMBER           PRICE           AVERAGE
                                                                      OF              PER            EXERCISE
                                                                    SHARES           SHARE            PRICE
                                                                  ----------    ----------------     --------
   Balance, April 1, 1997                                          3,944,818    $0.28  -  $14.38      $ 3.11

     Granted                                                         975,600     6.41  -   13.47        8.67
     Exercised                                                      (367,296)    0.28  -    7.38        2.51
     Canceled                                                       (307,226)    1.07  -   14.38        6.79
                                                                  ----------    ----------------      ------
   Balance, March 31, 1998                                         4,245,896     0.28  -   14.38        4.17

     Granted                                                       2,663,934     0.30  -   15.92        7.42
     Exercised                                                      (136,816)    0.28  -   11.50        2.13
     Canceled                                                       (149,382)    0.30  -   12.63        9.11
                                                                  ----------    ----------------      ------
   Balance, March 31, 1999                                         6,623,632     0.28  -   15.92        5.41

     Granted                                                       3,214,700    11.61  -   96.88       17.29
     Exercised                                                    (1,768,252)    0.28  -    5.50        3.56
     Canceled                                                       (422,890)    1.66  -   17.27        8.79
                                                                  ----------    ----------------      ------
   Balance, March 31, 2000                                         7,647,190    $0.30  -  $96.88      $10.60
                                                                  ==========    ================      ======

      Options granted generally vest over four years, except options granted under the Director Plan which vest after six months.

      The following table summarizes information concerning outstanding and exercisable options at March 31, 2000:

                                      OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                           --------------------------------------------         ----------------------------
                                            WEIGHTED
                                            AVERAGE
                                            REMAINING          WEIGHTED                             WEIGHTED
                                           CONTRACTUAL         AVERAGE                              AVERAGE
       RANGE OF              NUMBER           LIFE             EXERCISE           NUMBER            EXERCISE
    EXERCISE PRICES        OUTSTANDING     (IN YEARS)           PRICE           EXERCISABLE           PRICE
    ---------------        -----------     -----------         --------         -----------         --------
    $ 0.30 - $ 5.94         2,842,162         6.68              $ 3.82           1,603,491           $ 2.64
      5.96 -  13.21         1,798,478         7.66                8.79             680,895             7.91
     13.25 -  16.69         2,714,650         9.57               16.63              30,825            15.16
     16.94 -  96.88           291,900         9.70               27.20                --                --
    ---------------         ---------         ----              ------           ---------           ------
    $ 0.30 - $96.88         7,647,190         8.05              $10.60           2,315,211           $ 4.35
    ===============         =========         ====              ======           =========           ======

                                   * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Directors. The information with respect to directors required by this item is incorporated herein by reference to pages 2, 3, 13, 19 and 20 of our Proxy Statement for our annual shareholders' meeting to be held on July 25, 2000 (the "2000 Proxy Statement").

         (b) Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to pages 10 through 18 of the 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to pages 19 and 20 of the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to page 21 of the 2000 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a)      Documents filed as part of the Report:

                           (1) Consolidated Financial Statements of the Registrant and Independent Auditors' Report thereon:

                                    Consolidated Balance Sheets, March 31, 2000 and 1999.

                                    Consolidated Statements of Operations and
                                    Comprehensive Loss for the Years Ended March
                                    31, 2000, 1999 and 1998.

                                    Consolidated Statements of Shareholders'
                                    Equity for the Years Ended March 31, 2000,
                                    1999 and 1998.

                                    Consolidated Statements of Cash Flows for the Years Ended March 31, 2000, 1999 and 1998.

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

         3.1(f)      Amendment to Second Amended and Restated Articles of
                     Incorporation, as filed with the Pennsylvania Secretary of State on April 12, 1999 (Non-Voting Common Stock Terms).
                     (Incorporated by reference to Exhibit 3.1(g) to the Registrant's Report on Form 10-K for the fiscal year ended
                     March 31, 1999.)

         3.1(g)      Amendment to Second Amended and Restated Articles of
                     Incorporation, as filed with the Pennsylvania Secretary of State on April 28, 2000 (effecting 2-for-1 stock split and increase in authorized shares).

         3.1(h)      Amendment to Second Amended and Restated Articles of
                     Incorporation, as filed with the Pennsylvania Secretary of State on June 27, 2000.

         3.2 Amended and Restated By-Laws of Alkermes, Inc., effective as of June 2, 1999. (Incorporated by reference to Exhibit
                     3.2 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1999.)


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

         4.3         Specimen of Non-Voting Common Stock Certificate of
                     Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1999.)

         4.4         Indenture, dated as of March 1, 1998, between Alkermes,
                     Inc. and State Street Bank and Trust Company, as Trustee.
                     (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-3, as amended
                     (File No. 333-50157).)

         10.1 Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant's Registration Statement on Form S-8
                     (File No. 33-44752).)+

         10.2 Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-K for the fiscal year ended
                     March 31, 1998.) +

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

         10.5 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1996.)+

         10.6 Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1999.)

         10.7        1999 Stock Option Plan. (Incorporated by reference to
                     Exhibit 10.7 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1999.)+

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

         10.15 License Agreement, dated as of April 14, 1999, by and between Genentech, Inc. and Alkermes Controlled Therapeutics,
                     Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant's Report on Form 10-K for the fiscal year ended
                     March 31, 1999.)*

         10.16 Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced
                     Inhalation Research, Inc., as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant's Report on Form
                     10-K for the fiscal year ended March 31, 1999.)*

         10.17       Letter Agreement, dated September 27, 1996, by and among
                     Fleet National Bank, Alkermes Controlled Therapeutics, Inc.,
                     Alkermes Controlled Therapeutic Inc. II and

                     the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.17(a)    Loan Supplement and Modification Agreement, dated as of
                     June 2, 1997, by and among Fleet National Bank, Alkermes
                     Controlled Therapeutics, Inc., Alkermes Controlled
                     Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.27(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

         10.17(b) Second Loan Supplement and Modification Agreement, dated as of March 19, 1998, by and among Fleet National Bank,
                     Alkermes Controlled Therapeutics, Inc., Alkermes Controlled
                     Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.29(b) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.17(c) Third Loan Supplement and Modification Agreement, dated as of September 24, 1998, by and among Fleet National Bank,
                     Alkermes Controlled Therapeutics, Inc., Alkermes Controlled
                     Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

         10.18 Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and
                     Alkermes Controlled Therapeutic Inc. II to Fleet National
                     Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended
                     September 30, 1996.)

         10.19       Pledge Agreement, dated as of September 27, 1996, from the
                     Registrant to Fleet National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.20       Mortgage and Security Agreement, dated as of September 27,
                     1996, from Alkermes Controlled Therapeutics Inc. II to
                     Fleet National Bank. (Incorporated by reference to Exhibit
                     10.6 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.21       Environmental Indemnity Agreement, dated as of September
                     27, 1996, from the Registrant and Alkermes Controlled
                     Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.7 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.22 Promissory Note of the Registrant, dated December 23, 1994, to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit 10.20 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         10.22(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled
                     Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.23       Promissory Note, dated December 19, 1995, by Registrant to
                     Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995.)

         10.23(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled
                     Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.24       Promissory Note, dated September 27, 1996, from the
                     Registrant and Alkermes Controlled Therapeutics Inc. II to
                     Fleet National Bank.  (Incorporated by reference to Exhibit
                     10.8 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.25       Promissory Note, dated June 2, 1997, from the Registrant,
                     Alkermes Controlled Therapeutics, Inc. and Alkermes
                     Controlled Therapeutics Inc. II to Fleet National Bank.
                     (Incorporated by reference to Exhibit 10.35 to the Registrant's Report on Form 10-K for the fiscal year ended
                     March 31, 1997.)

         10.26       Promissory Note, dated March 19, 1998, from the Registrant,
                     Alkermes Controlled Therapeutics, Inc. and Alkermes
                     Controlled Therapeutics Inc. II to Fleet National Bank.
                     (Incorporated by reference to Exhibit 10.38 to the Registrant's Report on Form 10-K for the fiscal year ended
                     March 31, 1998.)

         10.27       Promissory Note, dated September 24, 1998, from the
                     Registrant, Alkermes Controlled Therapeutics, Inc. and
                     Alkermes Controlled Therapeutics Inc. II to Fleet National
                     Bank ($11,000,000).  (Incorporated by reference to Exhibit
                     10.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

         10.28       Promissory Note, dated September 24, 1998, from the
                     Registrant, Alkermes Controlled Therapeutics, Inc. and
                     Alkermes Controlled Therapeutics Inc. II to Fleet National
                     Bank ($9,000,000).  (Incorporated by reference to Exhibit
                     10.3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

         10.29 Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant's
                     Registration Statement on Form S-1, as amended (File No.
                     33-40250).)+

         10.30 Employment Agreement, entered into as of June 13, 1994, by and between Robert A. Breyer and the Registrant.
                     (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-K for the fiscal year ended
                     March 31, 1994.)+

         10.31       Incentive Loan Program.  (Incorporated by reference to
                     Exhibit 10.42 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1999.)+

         21          Subsidiaries of the Registrant.

         23          Consent of Deloitte & Touche LLP.

         27          Financial Data Schedule.

* Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

+ Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.

                     (b) Since the beginning of the quarter ended March 31, 2000, the Registrant filed reports on Form 8-K dated February 8, 2000 and March 30, 2000. After March 31, 2000, the Registrant filed reports on Form 8-K dated April 28, 2000 and June 12, 2000.

                                   UNDERTAKING

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8, Nos. 33-44752, 33-58330, 33-97468, 333-13283, 333-50357 and 333-71011 and
on Form S-3, Nos. 333-31354, 333-34702, 333-75645, 333-75649 and 333-50157.

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

                                                     ALKERMES, INC.


June 29, 2000                                        By:  /s/ Richard F. Pops
                                                        ------------------------
                                                        Richard F. Pops
                                                        Chief Executive Officer

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

Signature                                                     Title                                  Date
---------                                                     -----                                  ----
/s/ Michael A. Wall                                  Director and Chairman of the                June 29, 2000
----------------------------------------             Board
Michael A. Wall


/s/ Richard F. Pops                                  Director and Chief Executive Officer        June 29, 2000
----------------------------------------             (Principal Executive Officer)
Richard F. Pops


/s/ James M. Frates                                  Vice President, Chief                       June 29, 2000
----------------------------------------             Financial Officer and
James M. Frates                                      Treasurer (Principal
                                                     Financial and Accounting
                                                     Officer)



/s/ Floyd E. Bloom                                   Director                                    June 29, 2000
----------------------------------------
Floyd E. Bloom


/s/ Robert A. Breyer                                 President and Chief Operating               June 29, 2000
----------------------------------------             Officer and Director
Robert A. Breyer


/s/ John K. Clarke                                   Director                                    June 29, 2000
----------------------------------------
John K. Clarke


/s/ Alexander Rich                                   Director                                    June 29, 2000
----------------------------------------
Alexander Rich


/s/ Paul Schimmel                                    Director                                    June 29, 2000
----------------------------------------
Paul Schimmel

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

         3.1(f)      Amendment to Second Amended and Restated Articles of
                     Incorporation, as filed with the Pennsylvania Secretary of State on April 12, 1999 (Non-Voting Common Stock Terms).
                     (Incorporated by reference to Exhibit 3.1(g) to the Registrant's Report on Form 10-K for the fiscal year ended
                     March 31, 1999.)

         3.1(g)      Amendment to Second Amended and Restated Articles of
                     Incorporation, as filed with the Pennsylvania Secretary of State on April 28, 2000 (effecting 2-for-1 stock split and increase in authorized shares).

         3.1(h)      Amendment to Second Amended and Restated Articles of
                     Incorporation, as filed with the Pennsylvania Secretary of State on June 27, 2000.

         3.2 Amended and Restated By-Laws of Alkermes, Inc., effective as of June 2, 1999. (Incorporated by reference to Exhibit
                     3.2 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1999.)

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



         4.3         Specimen of Non-Voting Common Stock Certificate of
                     Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1999.)

         4.4         Indenture, dated as of March 1, 1998, between Alkermes,
                     Inc. and State Street Bank and Trust Company, as Trustee.
                     (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-3, as amended
                     (File No. 333-50157).)

         10.1 Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant's Registration Statement on Form S-8
                     (File No. 33-44752).)+

         10.2 Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-K for the fiscal year ended
                     March 31, 1998.) +

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

         10.6 Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1999.)

         10.7        1999 Stock Option Plan. (Incorporated by reference to
                     Exhibit 10.7 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1999.)

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

         10.15 License Agreement, dated as of April 14, 1999, by and between Genentech, Inc. and Alkermes Controlled
                     Therapeutics, Inc.  (Incorporated by reference to Exhibit
                     10.18 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1999.)*

         10.16 Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced
                     Inhalation Research, Inc., as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1999.)*

         10.17       Letter Agreement, dated September 27, 1996, by and among
                     Fleet National Bank, Alkermes Controlled Therapeutics,
                     Inc., Alkermes Controlled Therapeutic Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.17(a)    Loan Supplement and Modification Agreement, dated as of
                     June 2, 1997, by and among Fleet National Bank, Alkermes
                     Controlled Therapeutics, Inc., Alkermes Controlled
                     Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.27(a) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1997.)

         10.17(b) Second Loan Supplement and Modification Agreement, dated as of March 19, 1998, by and among Fleet National Bank,
                     Alkermes Controlled Therapeutics, Inc., Alkermes Controlled
                     Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.29(b) to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1998.)

         10.17(c) Third Loan Supplement and Modification Agreement, dated as of September 24, 1998, by and among Fleet National Bank,
                     Alkermes Controlled Therapeutics, Inc., Alkermes Controlled
                     Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

         10.18 Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and
                     Alkermes Controlled Therapeutic Inc. II to Fleet National
                     Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended
                     September 30, 1996.)

         10.19       Pledge Agreement, dated as of September 27, 1996, from the
                     Registrant to Fleet National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.20       Mortgage and Security Agreement, dated as of September 27,
                     1996, from Alkermes Controlled Therapeutics Inc. II to
                     Fleet National Bank. (Incorporated by reference to Exhibit
                     10.6 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.21       Environmental Indemnity Agreement, dated as of September
                     27, 1996, from the Registrant and Alkermes Controlled
                     Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.7 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.22 Promissory Note of the Registrant, dated December 23, 1994, to Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit 10.20 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1994.)

         10.22(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled
                     Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.23       Promissory Note, dated December 19, 1995, by Registrant to
                     Fleet Bank of Massachusetts, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 1995.)

         10.23(a) Allonge to Promissory Note, dated as of September 27, 1996, executed by Fleet National Bank, Alkermes Controlled
                     Therapeutics, Inc. and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.24       Promissory Note, dated September 27, 1996, from the
                     Registrant and Alkermes Controlled Therapeutics Inc. II to
                     Fleet National Bank.  (Incorporated by reference to Exhibit
                     10.8 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

         10.25       Promissory Note, dated June 2, 1997, from the Registrant,
                     Alkermes Controlled Therapeutics, Inc. and Alkermes
                     Controlled Therapeutics Inc. II to Fleet National Bank.
                     (Incorporated by reference to Exhibit 10.35 to the Registrant's Report on Form 10-K for the fiscal year ended
                     March 31, 1997.)

         10.26       Promissory Note, dated March 19, 1998, from the Registrant,
                     Alkermes Controlled Therapeutics, Inc. and Alkermes
                     Controlled Therapeutics Inc. II to Fleet National Bank.
                     (Incorporated by reference to Exhibit 10.38 to the Registrant's Report on Form 10-K for the fiscal year ended
                     March 31, 1998.)

         10.27       Promissory Note, dated September 24, 1998, from the
                     Registrant, Alkermes Controlled Therapeutics, Inc. and
                     Alkermes Controlled Therapeutics Inc. II to Fleet National
                     Bank ($11,000,000).  (Incorporated by reference to Exhibit
                     10.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

         10.28       Promissory Note, dated September 24, 1998, from the
                     Registrant, Alkermes Controlled Therapeutics, Inc. and
                     Alkermes Controlled Therapeutics Inc. II to Fleet National
                     Bank ($9,000,000).  (Incorporated by reference to Exhibit
                     10.3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

         10.29 Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant's
                     Registration Statement on Form S-1, as amended (File No.
                     33-40250).)+

         10.30 Employment Agreement, entered into as of June 13, 1994, by and between Robert A. Breyer and the Registrant.
                     (Incorporated by reference to Exhibit 10.28 to the Registrant's Report on Form 10-K for the fiscal year ended
                     March 31, 1994.)+

         10.31       Incentive Loan Program.  (Incorporated by reference to
                     Exhibit 10.42 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1999.)+

         21          Subsidiaries of the Registrant.

         23          Consent of Deloitte & Touche LLP.

         27          Financial Data Schedule.

* Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

+ Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.