Form 10-Q
period 2000-06-30
ALKERMES INC
filed 2000-08-14
CIK 874663

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Not Applicable
             (Former name, former address, and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Shares Outstanding as of August 8, 2000
           -----                        ----------------------------------------
  Common Stock, par value $.01                       54,579,339
    Non-Voting Common Stock,
          par value $.01                                382,632

                         ALKERMES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                                    Page No.
                                                                                                    --------
PART I - FINANCIAL INFORMATION

                Item 1.    Consolidated Financial Statements

                           Consolidated Balance Sheets                                                    3
                           - June 30, 2000 and March 31, 2000

                           Consolidated Statements of Operations                                          4
                           - Three months ended June 30, 2000 and 1999

                           Consolidated Statement of Shareholders' Equity                                 5
                           - Three months ended June 30, 2000

                           Consolidated Statements of Cash Flows                                          6
                           - Three months ended June 30, 2000 and 1999

                           Notes to Consolidated Financial Statements                                     7

                Item 2.    Management's Discussion and Analysis of                                        9
                           Financial Condition and Results of Operations

                Item 3.    Quantitative and Qualitative Disclosures About Market Risk                     12

PART II - OTHER INFORMATION

                Item 4.    Submission of Matters to a Vote of Security Holders                            14

                Item 6.    Exhibits and Reports on Form 8-K                                               15

SIGNATURES                                                                                                17

EXHIBIT INDEX                                                                                             18


                                      (2)

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

                         ALKERMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                          June 30,              March 31,
                                                                                            2000                  2000
                                                                                       -------------          -------------
                     A S S E T S
Current Assets:
      Cash and cash equivalents                                                        $   5,490,054          $   6,100,643
      Short-term investments                                                             321,918,126            331,266,720
      Receivables from collaborative arrangements                                         30,599,612              3,182,382
      Prepaid expenses and other current assets                                            6,639,169              5,291,701
                                                                                       -------------          -------------
           Total current assets                                                          364,646,961            345,841,446
                                                                                       -------------          -------------
Property, Plant and Equipment:
      Land                                                                                   235,000                235,000
      Building                                                                             3,602,755              3,538,935
      Furniture, fixtures and equipment                                                   37,199,261             35,845,461
      Leasehold improvements                                                              13,733,194             13,804,269
                                                                                       -------------          -------------
                                                                                          54,770,210             53,423,665
           Less accumulated depreciation and amortization                                (21,931,195)           (20,554,182)
                                                                                       -------------          -------------
                                                                                          32,839,015             32,869,483
                                                                                       -------------          -------------
Investments                                                                               14,124,232             20,094,438
                                                                                       -------------          -------------
Other Assets                                                                              15,182,047             15,155,738
                                                                                       -------------          -------------
      Total Assets                                                                     $ 426,792,255          $ 413,961,105
                                                                                       =============          =============
   L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

Current Liabilities:
      Accounts payable and accrued expenses                                            $   8,445,617          $   7,227,897
      Accrued interest                                                                     2,850,145                979,497
      Deferred revenue                                                                     8,455,027              8,655,062
      Long-term obligations-current portion                                                5,550,000              5,625,000
                                                                                       -------------          -------------
           Total current liabilities                                                      25,300,789             22,487,456
                                                                                       -------------          -------------
Long-Term Obligations                                                                     21,441,625             22,791,625
                                                                                       -------------          -------------
Convertible Subordinated Notes                                                           200,000,000            200,000,000
                                                                                       -------------          -------------
Other Long-Term Liabilities                                                                  811,247                715,029
                                                                                       -------------          -------------
Shareholders' Equity
      Capital stock, par value $.01 per share:  authorized, 2,250,000 shares;
        none issued
      Convertible exchangeable preferred stock, par value $.01 per share:
        authorized and issued, 2,300,000 shares; outstanding, 2,298,925 and 2,299,000 shares at June 30, 2000 and March 31, 2000, respectively
        (liquidation preference of $114,946,250)                                              22,989                 22,990
      Common stock, par value $.01 per share:
        authorized, 160,000,000 shares; issued, 53,976,339 and
        53,953,996 shares at June 30, 2000 and March 31, 2000, respectively                  539,764                539,540
      Non-voting common stock, par value $.01 per share:
        authorized, 450,000 shares; issued, 382,632 at June 30, 2000 and
        March 31, 2000, respectively                                                           3,826                  3,826
      Additional paid-in capital                                                         428,374,519            427,577,936
      Deferred compensation                                                               (6,085,945)            (8,545,926)
      Accumulated other comprehensive income                                               6,860,206              6,742,064
      Accumulated deficit                                                               (250,476,765)          (258,373,435)
                                                                                       -------------          -------------
           Total shareholders' equity                                                    179,238,594            167,966,995
                                                                                       -------------          -------------
           Total Liabilities and Shareholders' Equity                                  $ 426,792,255          $ 413,961,105
                                                                                       =============          =============


See notes to consolidated financial statements


                                      (3)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months          Three Months
                                                                  Ended                Ended
                                                                June 30,             June 30,
                                                                  2000                 1999
                                                              ------------          ------------
Revenues:
     Research and development revenue under
        collaborative arrangements                            $ 28,966,945          $  5,762,521
                                                              ------------          ------------
Expenses:
     Research and development                                   14,439,893            12,270,006
     General and administrative                                  4,816,957             3,435,992
     Noncash compensation expense                                3,149,334                62,197
                                                              ------------          ------------
           Total expenses                                       22,406,184            15,768,195
                                                              ------------          ------------
Net operating income (loss)                                      6,560,761           (10,005,674)
                                                              ------------          ------------
Other income (expense):
     Interest income                                             5,598,966             2,459,989
     Interest expense                                           (2,395,180)             (743,154)
                                                              ------------          ------------
                                                                 3,203,786             1,716,835
                                                              ------------          ------------
Net income (loss)                                                9,764,547            (8,288,839)

Preferred stock dividends                                       (1,867,877)           (2,098,714)
                                                              ------------          ------------

Net income (loss) attributable to common shareholders         $  7,896,670          $(10,387,553)
                                                              ============          ============
Earnings (loss) per common share:
     Basic                                                    $       0.15          $      (0.21)
                                                              ============          ============

     Diluted                                                  $       0.13          $      (0.21)
                                                              ============          ============

Weighted average common shares used to
     compute earnings (loss) per common share:
     Basic                                                      53,957,017            50,079,254
                                                              ============          ============

     Diluted                                                    59,856,383            50,079,254
                                                              ============          ============


See notes to consolidated financial statements.


                                      (4)

                         ALKERMES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                  $3.25 Convertible
                                                     Exchangeable                                             Non-voting
                                                   Preferred Stock               Common Stock                Common Stock
                                                 Shares        Amount        Shares         Amount       Shares        Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 2000                     2,299,000       $  22,990       53,953,996      $ 539,540      382,632      $ 3,826

Issuance of common stock                          --              --           22,091            221           --           --

Conversion of $3.25 convertible
  exchangeable preferred stock                   (75)             (1)             252              3           --           --

Noncash compensation                              --              --               --             --           --           --

Amortization of noncash compensation              --              --               --             --           --           --

Unrealized gain on marketable securities          --              --               --             --           --           --

Cumulative foreign currency translation
  adjustments                                     --              --               --             --           --           --

Net income for period                             --              --               --             --           --           --

Preferred stock dividends                         --              --               --             --           --           --
                                           ---------       ---------       ----------      ---------      -------      -------
Balance, June 30, 2000                     2,298,925       $  22,989       53,976,339      $ 539,764      382,632      $ 3,826
                                           =========       =========       ==========      =========      =======      =======



                                                                                        Other Comprehensive
                                                                                           Income (Loss)
                                                                                 -----------------------------------
                                             Additional                          Foreign Currency    Unrealized Gain
                                               Paid-in          Deferred           Translation        on Marketable
                                               Capital        Compensation         Adjustments         Securities
--------------------------------------------------------------------------------------------------------------------
Balance, April 1, 2000                     $ 427,577,936    $  (8,545,926)      $  (64,686)          $ 6,806,750

Issuance of common stock                         107,232               --               --                    --

Conversion of $3.25 convertible
  exchangeable preferred stock                        (2)              --               --                    --

Noncash compensation                             689,353         (689,353)              --                    --

Amortization of noncash compensation                  --        3,149,334               --                    --

Unrealized gain on marketable securities              --               --               --               145,250

Cumulative foreign currency translation
  adjustments                                         --               --          (27,108)                   --

Net income for period                                 --               --               --                    --

Preferred stock dividends                             --               --               --                    --
                                           -------------    -------------       ----------           -----------
Balance, June 30, 2000                     $ 428,374,519    $  (6,085,945)      $  (91,794)          $ 6,952,000
                                           =============    =============       ==========           ===========



                                             Accumulated
                                               Deficit               Total
-----------------------------------------------------------------------------
Balance, April 1, 2000                      $(258,373,435)      $ 167,966,995

Issuance of common stock                               --             107,453

Conversion of $3.25 convertible
  exchangeable preferred stock                         --                  --

Noncash compensation                                   --                  --

Amortization of noncash compensation                   --           3,149,334

Unrealized gain on marketable securities               --             145,250

Cumulative foreign currency translation
  adjustments                                          --             (27,108)

Net income for period                           9,764,547           9,764,547

Preferred stock dividends                      (1,867,877)         (1,867,877)
                                            -------------       -------------
Balance, June 30, 2000                      $(250,476,765)      $ 179,238,594
                                            =============       =============



See notes to consolidated financial statements.



                                      (5)

                        ALKERMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Three Months     Three Months
                                                                  Ended            Ended
                                                              June 30, 2000    June 30, 1999
                                                              -------------    -------------
Cash flows from operating activities:
  Net income (loss).........................................   $ 9,764,547     $ (8,288,839)
  Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
     Depreciation and amortization..........................     1,630,930        1,751,022
     Noncash interest expense...............................       116,116          209,380
     Compensation relating to issuance of common stock and
       grant of stock options and awards made...............     3,149,334           62,197
     Adjustments to other assets............................       261,646          258,939
     Changes in assets and liabilities:
       Receivables from collaborative arrangements..........   (27,417,230)         242,357
       Prepaid expenses and other current assets............    (1,578,488)        (161,428)
       Accounts payable and accrued expenses................     3,078,272       (1,367,768)
       Deferred revenues....................................      (200,035)      (2,531,779)
       Other long-term liabilities..........................       (19,898)         (19,897)
                                                               -----------     ------------
          Net cash used by operating activities.............   (11,214,806)      (9,845,816)
                                                               -----------     ------------
Cash flows from investing activities:
  Additions to property, plant and equipment, net...........    (1,311,452)      (1,413,373)
  Maturities (purchases) of short-term investments, net.....     9,348,594      (28,288,426)
  Maturities of long-term investments, net..................     5,970,206        3,283,308
  Increase in other assets..................................      (186,456)        (125,000)
                                                               -----------     ------------
          Net cash provided by (used by) investing
            activities......................................    13,820,892      (26,543,491)
                                                               -----------     ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...............       107,453          654,703
  Payment of preferred stock dividends......................    (1,867,877)      (2,098,714)
  Payment of long-term obligations..........................    (1,425,000)      (1,800,000)
  Proceeds from issuance of 1999 convertible exchangeable
     preferred stock........................................            --       35,000,000
                                                               -----------     ------------
          Net cash (used by) provided by financing
            activities......................................    (3,185,424)      31,755,989
                                                               -----------     ------------
Effect of exchange rate changes on cash.....................       (31,251)         (17,607)
                                                               -----------     ------------
Net decrease in cash and cash equivalents...................      (610,589)      (4,650,925)
Cash and cash equivalents, beginning of period..............     6,100,643        9,115,432
                                                               -----------     ------------
Cash and cash equivalents, end of period....................   $ 5,490,054     $  4,464,507
                                                               ===========     ============
Supplementary information:
  Cash paid for interest....................................   $   408,416     $    267,494
                                                               ===========     ============

See notes to consolidated financial statements.


                                      (6)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The consolidated financial statements for the three month periods ended June 30, 2000 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2000, which includes consolidated financial statements and notes thereto for the years ended March 31, 2000, 1999 and 1998. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. ("AIR"), Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II ("ADC II"), wholly owned subsidiaries of the Company.

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

2.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income (loss). Specifically, other comprehensive income includes unrealized holding gains and losses on the Company's "available-for-sale" securities and changes in the cumulative foreign currency translation adjustments.

Comprehensive income (loss) for the three months ended June 30, 2000 and 1999 is as follows:

                                                           Three Months          Three Months
                                                              Ended                 Ended
                                                          June 30, 2000         June 30, 1999
                                                          -------------         -------------
Net income (loss)                                           $ 9,764,547          $(8,288,839)
Cumulative foreign currency translation adjustments             (27,108)             (15,174)
Unrealized gain on marketable securities                        145,250              100,500
                                                            -----------          -----------
Comprehensive income (loss)                                 $ 9,882,689          $(8,203,513)
                                                            ===========          ===========



                                      (7)

The accumulated other comprehensive income is as follows:

Balance March 31, 2000                                                  $6,742,064
Change for the three months ended June 30, 2000                            118,142
                                                                       -----------
Balance June 30, 2000                                                  $ 6,860,206
                                                                       ===========

3.  EARNINGS PER SHARE

Basic net income (loss) per share is based on the weighted average number of common shares outstanding. For the three months ended June 30, 2000, the difference between basic and diluted shares used in the computation of earnings per common share was 5,899,366 common equivalent shares. These securities include options to purchase 5,516,734 shares of common stock and 382,632 shares of common stock issuable upon conversion of non-voting common stock. Certain securities have been excluded from the computation of diluted earnings per common share for the three months ended June 30, 2000 because they would have an antidilutive effect on earnings per common share. These securities include 7,760,251 shares of common stock issuable upon conversion of the convertible exchangeable preferred stock and 2,952,030 shares of common stock for issuance upon conversion of the 3-3/4% Convertible Subordinated Notes due 2007 (the "3-3/4% Notes"). For the three months ended June 30, 1999, diluted net loss per common share was the same as basic net loss per common share as the inclusion of the weighted average number of shares of common stock issuable upon the exercise of stock options, upon conversion of the convertible exchangeable preferred stock and upon conversion of the 3-3/4% Notes would have been antidilutive.


                                      (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes (together with our subsidiaries, "we" or "us") is developing innovative pharmaceutical products based on sophisticated drug delivery systems. We have several areas of focus: (i) controlled, sustained release of injectable drugs lasting several days to several weeks, utilizing our ProLease(R) and Medisorb(R) technologies; (ii) the development of pharmaceutical products based on proprietary pulmonary drug delivery technologies utilizing our Advanced Inhalation Research, Inc. ("AIR(TM)") technology; (iii) the delivery of drugs into the brain past the blood-brain barrier utilizing our Cereport(R) technology; and (iv) oral delivery of drugs utilizing our RingCap(TM) and dose sipping technologies ("DST"). Since our inception in 1987, we have devoted substantially all of our resources to research and development programs. We have one product on the market, Nutropin Depot(TM), which was commercially launched on June 28, 2000 by our collaborative partner Genentech, Inc. ("Genentech"). At June 30, 2000, we had an accumulated deficit of approximately $250.5 million. Alkermes does not expect to have net income in any future fiscal quarter for at least the remainder of fiscal 2001.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our development and manufacturing activities and our results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others: (i) we may be unable to continue to manufacture our first product, Nutropin Depot, or to manufacture future products on a commercial scale or economically; (ii) Nutropin Depot may not produce significant revenues and, in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (iii) our collaborators could elect to terminate or delay programs at any time; (iv) we and our collaborators may not be permitted by regulatory authorities to undertake clinical trials for RingCap or DST or to undertake additional clinical trials for ProLease, Cereport, Medisorb or AIR product candidates or clinical trials


                                      (9)
could be delayed; (v) our product candidates could be ineffective or unsafe during clinical trials; (vi) even if clinical trials are completed and the data is submitted to the Food and Drug Administration ("FDA") as a New Drug Application ("NDA") for marketing approval and to other health authorities as a marketing authorization application, the NDA or marketing authorization application could fail to be accepted, or could fail to receive approval on a timely basis, if at all; (vii) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for ProLease, Medisorb, AIR, RingCap or DST technologies, or for Cereport, could occur; (viii) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (ix) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (x) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xi) we could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; and
(xii) disputes with Clinical Partners over rights to Cereport and related technology could occur.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2000 was $9.8 million compared to a net loss of $8.3 million for the same period in 1999. After taking into account preferred stock dividends of $1.9 million for the three months ended June 30, 2000, net income attributable to common shareholders was $7.9 million or $0.15 basic earnings per common share and $0.13 diluted earnings per common share. After taking into account preferred stock dividends of $2.1 million for the three months ended June 30, 1999, net loss attributable to common shareholders was $10.4 million or $0.21 basic and diluted loss per common share. Net income for the quarter ended June 30, 2000 resulted from non-recurring milestone revenues earned as a result of the June 28, 2000 launch of Nutropin Depot by our collaborative partner, Genentech. Nutropin Depot is an injectable long-acting formulation of Genentech's recombinant human growth hormone based on our ProLease drug delivery system. Product revenues, cost of goods sold and inventory related to Nutropin Depot have not been reported as the amounts were immaterial to the consolidated financial statements. Alkermes does not expect to have net income in any future fiscal quarter for at least the remainder of fiscal 2001.

Our research and development revenue under collaborative arrangements for the three months ended June 30, 2000 was $29.0 million compared to $5.8 million for the corresponding period of the prior year. The increase was substantially the result of non-recurring milestone revenues earned as a result of the launch of Nutropin Depot. In addition, there was an increase in such revenue for the three months ended June 30, 2000 as compared to the corresponding period of the prior year as a result of increased funding earned under collaborative agreements related to our ProLease, Medisorb and AIR technologies.

Total expenses were $22.4 million for the three months ended June 30, 2000 as compared to $15.8 million for the three months ended June 30, 1999. The increase for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 is primarily related to an increase in noncash compensation charges as well as an increase in research and development expenses, which are discussed below.


                                      (10)

Research and development expenses for the three months ended June 30, 2000 were $14.4 million as compared to $12.3 million for the corresponding period of the prior year. The increase in research and development expenses for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 was mainly the result of an increase in salary and related benefits and other costs associated with an increase in personnel as we advance our product candidates through development and clinical trials and prepare for commercial scale manufacturing. In addition, we had an increase in depreciation and amortization expense as a result of additions to our manufacturing facilities.

General and administrative expenses for the three months ended June 30, 2000 were $4.8 million compared to $3.4 million for the corresponding period of the prior year. The increase in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 was primarily the result of increased professional fees and information system costs. In addition there was an increase in amortization expense related to offering costs incurred from the sale of $200 million principal amount of our 3-3/4% Convertible Subordinated Notes due 2007 (the "3-3/4% Notes") in February 2000.

Noncash compensation expense for the three months ended June 30, 2000 was $3.1 million as compared to $0.06 million for the corresponding period of the prior year. Noncash compensation charges primarily relate to common stock issued and stock options granted to certain employees, consultants and other individuals associated with our subsidiary, AIR. Fluctuations in amounts are primarily a result of changes in the market value of our common stock, partially offset by a reduction in the number of shares of common stock subject to future vesting.

Interest income for the three months ended June 30, 2000 was $5.6 million compared to $2.5 million for the corresponding period of the prior year. The increase in such income for the three months ended June 30, 2000 as compared to the corresponding period of the prior year was primarily the result of the interest income earned on the increase in average cash and investment balances mainly as a result of the investment of the proceeds from the sale of $200 million principal amount of the 3-3/4% Notes. Interest income also increased as a result of an increase in interest rates as compared to the prior year period.

Interest expense for the three months ended June 30, 2000 was $2.4 million as compared to $0.7 million for the corresponding period of the prior year. The increase in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 was primarily the result of interest costs related to the 3-3/4% Notes.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were approximately $327.4 million at June 30, 2000 as compared to $337.4 million at March 31, 2000. During the three months ended June 30, 2000, the decrease in cash and cash equivalents and short-term investments was primarily the result of cash used to fund operations of the Company, to pay preferred stock dividends and to make interest and principal payments on our indebtedness. The decrease was partially offset by the increase in interest income earned on the invested proceeds from the sale of the 3-3/4% Notes.

Receivables from collaborative arrangements include the non-recurring milestone earned as a result of the June 28, 2000 launch of Nutropin Depot by Genentech.

                                      (11)

In addition, Investments include $12.5 million principal amount of high-grade corporate notes and U.S. Government obligations with maturities ranging from 13 to 21 months. We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper. Our investment objectives for all of our investments taken as a whole are, first, to assure conservation of capital and liquidity, and second, to obtain investment income.

Our research and development costs to date have been financed primarily by sales of debt and equity securities and payments under research and development collaborative arrangements. We expect to incur significant additional research and development and other costs, including costs related to preclinical studies, clinical trials and facilities expansion. Therefore, we expect that our costs, including research and development costs for all of our product candidates, will exceed revenues significantly for at least the remainder of fiscal 2001, which will result in losses from operations.

Capital expenditures were approximately $1.3 million for the three months ended June 30, 2000, principally reflecting equipment purchases. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing loans, Fleet National Bank has a security interest in certain of our assets.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our Short-Term Investments and Investments consist of U.S. Government obligations, high-grade corporate notes and commercial paper. Substantially all investments mature within one year, are not callable by the issuer and

                                      (12)
have fixed interest rates. All of our Short-Term Investments and Investments are currently held-to-maturity. These investments are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the conservative nature of our Short-Term Investments and Investments, we do not believe that we have a material exposure to interest rate risk.

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

Our 3-3/4% Notes are sensitive to fluctuations in the price of our common stock into which the 3-3/4% Notes are convertible. Changes in our common stock price would result in changes in the fair value of the 3-3/4% Notes. Due to the difference between the current market price and the market price at the date of issuance of the 3-3/4% Notes, a 10% increase in the June 30, 2000 quarter-end market price of the 3-3/4% Notes would result in an increase of approximately $12.6 million on the net fair value of the 3-3/4% Notes.


                                      (13)

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on July 25, 2000, the holders of Common Stock approved an amendment to the Stock Option Plan for Non-Employee Directors to increase to 500,000 the number of shares issuable upon the exercise of options granted thereunder, an increase of 200,000 shares, and to increase the annual automatic grant to each non-employee director thereunder to 20,000 shares, an increase of 15,000 shares. There were 32,044,894 votes for, and 13,057,615 votes against, the amendment of the plan, no broker non-votes and 121,736 abstentions.

Also at the Annual Meeting of Shareholders, the holders of Common Stock approved an amendment to the 1999 Stock Option Plan to increase to 7,400,000 the number of shares issuable upon exercise of options granted thereunder, an increase of 2,400,000 shares. There were 32,745,528 votes for, and 12,353,378 votes against, the amendment of the plan, no broker non-votes and 125,339 abstentions.

Also at the Annual Meeting of Shareholders, the holders of Common Stock elected the following as directors for terms of one year expiring on the date of the 2001 Annual Meeting or until their respective successors are duly elected and shall qualify:

                                    Votes                     Authority
Nominee                             For                       Withheld
-------                             ---                       --------
Floyd E. Bloom                      44,465,690                758,555

Robert A. Breyer                    44,466,766                757,479

John K. Clarke                      44,668,238                556,007

Richard F. Pops                     44,465,484                758,761

Alexander Rich                      44,464,192                760,053

Paul Schimmel                       44,468,944                755,301

Michael A. Wall                     44,458,450                765,795


                                      (14)

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

                      3.1(f) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 12, 1999 (Non-Voting Common Stock Terms). (Incorporated by reference to Exhibit 3.1(g) to the Company's Report on Form 10-K for the fiscal year ended March 31, 1999).

                      3.1(g) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 28, 2000 (effecting 2-for-1 stock split and increase in authorized shares). (Incorporated by reference to Exhibit 3.1(g) to the Company's Report on Form 10-K for the year ended March 31, 2000).

                      3.1(h) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on

                                      (15)

                                    June 27, 2000. (Incorporated by reference to
                                    Exhibit 3.1(h) to the Company's Report on
                                    Form 10-K for the year ended March 31,
                                    2000).


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

                      4.5 Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 (File No. 333-31354)).

                      27            Financial Data Schedule.

(b) During the quarter ended June 30, 2000, the Company filed Reports on Form 8-K dated April 28, 2000 and June 12, 2000, each reporting under Item 5.


                                      (16)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ALKERMES, INC.
                                       (Registrant)



Date:  August 14, 2000                 By:    /s/  Richard F. Pops
                                            ------------------------------------
                                             Richard F. Pops
                                             Chief Executive Officer and
                                               Director
                                               (Principal Executive Officer)


Date:  August 14, 2000                 By:   /s/  James M. Frates
                                           -------------------------------------
                                             James M. Frates
                                             Vice President, Chief
                                             Financial Officer and Treasurer
                                               (Principal Financial and
                                                  Accounting Officer)



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

                      3.1(f) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 12, 1999 (Non-Voting Common Stock Terms). (Incorporated by reference to Exhibit 3.1(g) to the Company's Report on Form 10-K for the fiscal year ended March 31, 1999).

                      3.1(g) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 28, 2000 (effecting 2-for-1 stock split and increase in authorized shares). (Incorporated by reference to Exhibit 3.1(g) to the Company's Report on Form 10-K for the year ended March 31, 2000).


                                      (18)

                      3.1(h) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on June 27, 2000. (Incorporated by reference to Exhibit 3.1(h) to the Company's Report on Form 10-K for the year ended March 31, 2000).

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

                      4.5 Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 (File No. 333-31354)).

                      27            Financial Data Schedule.



                                      (19)