Form 10-Q
period 2000-09-30
ALKERMES INC
filed 2000-11-14
CIK 874663

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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
                                                   ----------------------------

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                        Shares Outstanding as of November 3, 2000
         -----                        -----------------------------------------

Common Stock, par value $.01                           54,970,337
Non-Voting Common Stock, par value $.01                   382,632

                         ALKERMES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets                                3
                 - September 30, 2000 and March 31, 2000

                 Consolidated Statements of Operations                      4
                 - Three months ended September 30, 2000 and 1999
                 - Six months ended September 30, 2000 and 1999

                 Consolidated Statement of Shareholders' Equity             5
                 - Six months ended September 30, 2000

                 Consolidated Statements of Cash Flows                      6
                 Six months ended September 30, 2000 and 1999

                 Notes to Consolidated Financial Statements                 7

         Item 2. Management's Discussion and Analysis of                   10
                 Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                               14

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                          15

SIGNATURES                                                                 17

EXHIBIT INDEX                                                              18






                                      (2)

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:

                         ALKERMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                  September 30,        March 31,
                                                      2000               2000
                                                  -------------        ---------

                                     ASSETS
Current Assets:
  Cash and cash equivalents                        $ 14,325,440    $  6,100,643
  Short-term investments                            307,094,547     331,266,720
  Receivables from collaborative arrangements        30,847,354       3,182,382
  Prepaid expenses and other current assets           5,802,211       5,291,701
                                                   ------------    ------------
    Total current assets                            358,069,552     345,841,446
                                                   ------------    ------------
Property, Plant and Equipment:

  Land                                                  235,000         235,000
  Building                                            4,192,592       3,538,935
  Furniture, fixtures and equipment                  38,634,740      35,845,461
  Leasehold improvements                             14,043,261      13,804,269
                                                   ------------    ------------
                                                     57,105,593      53,423,665
    Less accumulated depreciation and amortization  (23,798,724)    (20,554,182)
                                                   ------------    ------------
                                                     33,306,869      32,869,483
                                                   ------------    ------------
Investments                                          12,785,503      20,094,438
                                                   ------------    ------------
Other Assets                                         13,655,984      15,155,738
                                                   ------------    ------------
  Total Assets                                     $417,817,908    $413,961,105
                                                   ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses            $  9,291,626    $  7,227,897
  Accrued interest                                    1,060,179         979,497
  Deferred revenue                                    8,254,529       8,655,062
  Long-term obligations - current portion             5,475,000       5,625,000
                                                   ------------    ------------
    Total current liabilities                        24,081,334      22,487,456
                                                   ------------    ------------
Long-Term Obligations                                20,091,625      22,791,625
                                                   ------------    ------------
Convertible Subordinated Notes                      200,000,000     200,000,000
                                                   ------------    ------------
Other Long-Term Liabilities                             918,691         715,029
                                                   ------------    ------------
Shareholders' Equity
  Capital stock, par value $.01 per share:
    authorized, 2,250,000 shares; none issued
  Convertible exchangeable preferred stock,
    par value $.01 per share: initially authorized
    and issued, 2,300,000 shares; outstanding,
    2,298,610 and 2,299,000 shares at September 30,
    2000 and March 31, 2000, respectively
    (liquidation preference of $114,930,500)             22,986          22,990
  Common stock, par value $.01 per share:
    authorized, 160,000,000 shares; issued,
    54,903,269 and 53,953,996 shares at September 30,
    2000 and March 31, 2000, respectively               549,033         539,540
  Non-voting common stock, par value $.01 per share:
    authorized, 450,000 shares; issued, 382,632 at
    September 30, 2000 and March 31, 2000,
    respectively                                          3,826           3,826
  Additional paid-in capital                        430,782,210     427,577,936
  Deferred compensation                              (3,460,695)     (8,545,926)
  Accumulated other comprehensive income              5,459,117       6,742,064
  Accumulated deficit                              (260,630,219)   (258,373,435)
                                                   ------------    ------------
    Total shareholders' equity                      172,726,258     167,966,995
                                                   ------------    ------------
    Total Liabilities and Shareholders' Equity     $417,817,908    $413,961,105
                                                   ============    ============

See notes to consolidated financial statements.


                                      (3)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three Months      Three Months      Six Months       Six Months
                                                         Ended             Ended            Ended            Ended
                                                     September 30,     September 30,     September 30,    September 30,
                                                         2000              1999             2000             1999
                                                    ---------------   --------------   --------------   --------------

Revenues:
  Research and development and other revenue
    under collaborative arrangements                 $  7,514,325      $  4,360,987     $ 36,481,270     $ 10,123,508
                                                     ------------      ------------     ------------     ------------
Expenses:
  Research and development                             16,497,690        13,568,731       30,937,583       25,838,737
  General and administrative                            4,944,515         3,347,138        9,761,472        6,783,130
  Noncash compensation (income) expense                (2,290,187)        3,635,377          859,147        3,697,574
                                                     ------------      ------------     ------------     ------------
    Total expenses                                     19,152,018        20,551,246       41,558,202       36,319,441
                                                     ------------      ------------     ------------     ------------

Net operating loss                                    (11,637,693)      (16,190,259)      (5,076,932)     (26,195,933)
                                                     ------------      ------------     ------------     ------------


Other income (expense):
  Interest income                                       5,660,429         2,481,496       11,259,395        4,941,485
  Interest expense                                     (2,308,476)         (719,640)      (4,703,656)      (1,462,794)
                                                     ------------      ------------     ------------     ------------
                                                        3,351,953         1,761,856        6,555,739        3,478,691
                                                     ------------      ------------     ------------     ------------

Net (loss) income                                      (8,285,740)      (14,428,403)       1,478,807      (22,717,242)

Preferred stock dividends                               1,867,714         2,337,194        3,735,591        4,435,908
                                                     ------------      ------------     ------------     ------------
Net loss attributable to common shareholders         ($10,153,454)     ($16,765,597)     ($2,256,784)    ($27,153,150)
                                                     ============      ============     ============     ============

Basic and diluted loss per common share                    ($0.19)           ($0.33)          ($0.04)          ($0.54)
                                                     ============      ============     ============     ============

Weighted average number of common shares outstanding   54,651,444        50,413,734       54,306,128       50,247,408
                                                     ============      ============     ============     ============




See notes to consolidated financial statements.




                                      (4)

                         ALKERMES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                            $3.25 Convertible
                              Exchangeable                                  Non-voting      Additional
                            Preferred Stock           Common Stock         Common Stock      Paid-in       Deferred
                            Shares     Amount      Shares      Amount    Shares    Amount    Capital     Compensation
---------------------------------------------------------------------------------------------------------------------

Balance, April 1, 2000    2,299,000   $ 22,990   53,953,996   $539,540   382,632   $3,826  $427,577,936  ($8,545,926)

Issuance of common stock         --         --       22,091        221        --       --       107,232           --

Conversion of $3.25
 convertible exchangeable
  preferred stock               (75)        (1)         252          3        --       --            (2)          --

Noncash compensation             --         --           --         --        --       --       689,353     (689,353)

Amortization of noncash
 compensation                    --         --           --         --        --       --            --    3,149,334

Unrealized gain on marketable
 securities                      --         --           --         --        --       --            --           --

Cumulative foreign currency
 translation adjustments         --         --           --         --        --       --            --           --

Net income for period            --         --           --         --        --       --            --           --

Preferred stock dividends        --         --           --         --        --       --            --           --
                          ------------------------------------------------------------------------------------------
Balance, June 30, 2000    2,298,925     22,989   53,976,339    539,764   382,632    3,826   428,374,519   (6,085,945)

Issuance of common stock         --         --      765,838      7,658        --       --     2,324,758           --

Issuance of common stock to
 collaborative partner           --         --      160,030      1,600        --       --     4,998,378           --

Conversion of $3.25
 convertible exchangeable
  preferred stock              (315)        (3)       1,062         11        --       --            (8)          --

Compensation relating to
 options cancelled               --         --           --         --        --       --       (60,821)      60,821

Noncash compensation             --         --           --         --        --       --    (4,854,616)   4,854,616

Amortization of noncash
 compensation                    --         --           --         --        --       --            --   (2,290,187)

Unrealized loss on marketable
 securities                      --         --           --         --        --       --            --            --

Cumulative foreign currency
 translation adjustments         --         --           --         --        --       --            --            --

Net loss for period              --         --           --         --        --       --            --            --

Preferred stock dividends        --         --           --         --        --       --            --            --
                          -------------------------------------------------------------------------------------------
Balance, September 30,
  2000                    2,298,610    $22,986   54,903,269   $549,033   382,632   $3,826  $430,782,210   ($3,460,695)
                          ===========================================================================================

                                        Other Comprehensive
                                           Income (Loss)
                               ----------------------------------------
                               Foreign Currency       Unrealized Gain
                                  Translation      (Loss) on Marketable    Accumulated
                                  Adjustments           Securities           Deficit           Total
-------------------------------------------------------------------------------------------------------

Balance, April 1, 2000             ($64,686)           $6,806,750         ($258,373,435)   $167,966,995

Issuance of common stock                 --                    --                    --         107,453

Conversion of $3.25 convertible
 exchangeable preferred stock            --                    --                    --              --

Noncash compensation                     --                    --                    --              --

Amortization of noncash compensation     --                    --                    --       3,149,334

Unrealized gain on marketable
 securities                              --               145,250                    --         145,250

Cumulative foreign currency
 translation adjustments            (27,108)                   --                    --         (27,108)

Net income for period                    --                    --             9,764,547       9,764,547

Preferred stock dividends                --                    --            (1,867,877)     (1,867,877)
                                   --------------------------------------------------------------------
Balance, June 30, 2000              (91,794)            6,952,000          (250,476,765)     179,238,594

Issuance of common stock                 --                    --                    --        2,332,416

Issuance of common stock to
 collaborative partner                   --                    --                    --        4,999,978

Conversion of $3.25 convertible
 exchangeable preferred stock            --                    --                    --               --

Compensation relating to options
 cancelled                               --                    --                    --               --

Noncash compensation                     --                    --                    --               --

Amortization of noncash
 compensation                            --                    --                    --       (2,290,187)

Unrealized loss on marketable
 securities                              --            (1,389,000)                   --       (1,389,000)

Cumulative foreign currency
 translation adjustments            (12,089)                   --                    --          (12,089)

Net loss for period                      --                    --            (8,285,740)      (8,285,740)

Preferred stock dividends                --                    --            (1,867,714)      (1,867,714)
                                   ---------------------------------------------------------------------
Balance, September 30, 2000        ($103,883)          $5,563,000         ($260,630,219)    $172,726,258
                                   =====================================================================





See notes to consolidated financial statements.





                                      (5)

                         ALKERMES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Six Months        Six Months
                                                    Ended             Ended
                                                September 30,     September 30,
                                                    2000              1999
                                                -------------     -------------
Cash flows from operating activities:
  Net income (loss)                            $  1,478,807       ($22,717,242)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation and amortization                 3,762,638          3,543,217
    Noncash interest expense                        233,508            427,834
    Compensation relating to issuance of
     common stock and grant of stock options
     and awards made                                859,147          3,697,574
    Adjustments to other assets                     354,959            518,501
    Changes in assets and liabilities:
      Receivables from collaborative
       arrangements                             (27,664,972)            52,921
      Prepaid expenses and other
       current assets                              (971,373)          (964,949)
      Accounts payable and accrued expenses       2,136,441            277,946
      Deferred revenue                             (400,533)        (2,881,161)
      Other long-term liabilities                   (29,846)           (39,794)
                                               ------------         ----------
        Net cash used by operating activities   (20,241,224)       (18,085,153)
                                               ------------        -----------

Cash flows from investing activities:
  Additions to property, plant and
    equipment, net                               (3,629,026)        (2,977,263)
  Maturities (purchases) of short-term
    investments, net                             24,172,173         (5,874,571)
  Maturities (purchases) of long-term
    investments, net                              7,308,935         (6,000,401)
 Increase in other assets                          (186,456)          (155,000)
                                                -----------         ----------
        Net cash provided by (used by)
         investing activities                    27,665,626        (15,007,235)
                                                -----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock          2,439,869          4,061,674
  Proceeds from issuance of common stock
    to collaborative partner                      4,999,978                 --
  Payment of preferred stock dividends           (3,735,591)        (4,435,908)
  Payment of long-term obligations               (2,850,000)        (3,600,000)
  Proceeds from issuance of 1999 convertible
    exchangeable preferred stock                         --         35,000,000
                                                -----------        -----------
         Net cash provided by financing
            activities                              854,256         31,025,766
                                                -----------        -----------

Effect of exchange rate changes on cash             (53,861)            12,973
                                                -----------        -----------
Net increase (decrease) in cash and cash
  equivalents                                     8,224,797         (2,053,649)

Cash and cash equivalents, beginning of period    6,100,643          9,115,432
                                                -----------        -----------
Cash and cash equivalents, end of period        $14,325,440        $ 7,061,783
                                                ===========        ===========
Supplementary information:
 Cash paid for interest                         $ 4,389,466        $   998,002
                                                ===========        ===========


See notes to consolidated financial statements.


                                      (6)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The consolidated financial statements of Alkermes, Inc. (the "Company") for the three and six month periods ended September 30, 2000 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2000, which includes consolidated financial statements and notes thereto for the years ended March 31, 2000, 1999 and 1998. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. ("AIR"), Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II ("ADC II"), wholly owned subsidiaries of the Company.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income (loss). Specifically, other comprehensive income includes unrealized holding gains and losses on the Company's "available-for-sale" securities and changes in cumulative foreign currency translation adjustments.

Comprehensive income (loss) for the three months ended September 30, 2000 and 1999 is as follows:


                                                 Three Months           Three Months
                                                    Ended                  Ended
                                              September 30, 2000    September 30, 1999
                                              ------------------    ------------------
Net loss                                         ($8,285,740)          ($14,428,403)
Cumulative foreign currency
  translation adjustments                            (12,089)                26,307
Unrealized loss on marketable securities          (1,389,000)               (43,500)
                                                 -----------           ------------
Comprehensive loss                               ($9,686,829)          ($14,445,596)
                                                 ===========           =============

                                      (7)

                                                 Six Months            Six Months
                                                    Ended                 Ended
                                              September 30, 2000    September 30, 1999
                                              ------------------    ------------------
Net income (loss)                                $ 1,478,807          ($22,717,242)
Cumulative foreign currency
  translation adjustments                            (39,197)               11,133
Unrealized (loss) gain on marketable
  securities                                      (1,243,750)               57,000
                                                 -----------          ------------
Comprehensive income (loss)                      $   195,860          ($22,649,109)
                                                 ===========          =============


The accumulated other comprehensive income is as follows:

Balance, March 31, 2000                          $ 6,742,064
Change for the three months ended
  June 30, 2000                                      118,142
                                                 -----------
Balance, June 30, 2000                             6,860,206
Change for the three months ended
  September 30, 2000                              (1,401,089)
                                                 -----------
Balance, September 30, 2000                      $ 5,459,117
                                                 ===========


3.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133," which we are required to adopt in fiscal year 2002. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133". SFAS No. 133 and 138 provide a comprehensive and consistent standard for the measurement of derivatives and hedging activities. We have not yet assessed the impact of SFAS No. 133 and 138 on our financial position and results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101B was issued in June 2000 and delays the implementation date of SAB 101 until the quarter ended March 31, 2001. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." We are currently assessing the impact of SAB 101 on our financial position and results of operations.

                                      (8)

4.  SUBSEQUENT EVENT

In late October 2000, the Company entered into an operating lease agreement for a new facility to be constructed adjacent to its current headquarters for laboratory, clinical manufacturing and office space (the "New Building"). The lease is scheduled to commence in May 2002. The initial lease term for which rent is to be paid is ten years with two ten-year extensions. The Company is responsible for a portion of the tenant improvements to the building which are currently being estimated. The annual future minimum lease payments are $6.7 million for years 1-5 and $7.0 million for years 6-10. Alkermes can terminate the lease for failure by the landlord to meet certain conditions or construction target dates.

In conjunction with the New Building, Alkermes entered into a new lease in late October 2000 that replaces several current leases for space it currently occupies and uses for laboratory, clinical manufacturing and office space. The new lease has the same lease term and extension options as the lease for the New Building. The annual future minimum lease payments are $2.0 million for years 1-5 and $2.2 million for years 6-10. This lease can also be terminated if the New Building lease is terminated.


                                      (9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes (together with our subsidiaries, "we" or "us") is a leader in the development of products based on sophisticated drug delivery technologies. We have several areas of focus, including: (i) controlled, sustained release of injectable drugs lasting several days to several weeks, utilizing our ProLease(R) and Medisorb(R) technologies and (ii) the development of pharmaceutical products based on proprietary pulmonary drug delivery technologies utilizing our Advanced Inhalation Research, Inc. ("AIR(TM)") technology. Our first product, Nutropin Depot(TM), was launched in the United States by our partner, Genentech, Inc. ("Genentech"), in June 2000. Nutropin Depot is a long-acting form of Genentech's recombinant human growth hormone using our ProLease technology. In addition to our Cambridge, Massachusetts headquarters, research and manufacturing facilities, we operate research and manufacturing facilities in Ohio and a medical affairs office in Cambridge, England. Since our inception in 1987, we have devoted substantially all of our resources to research and development programs. At September 30, 2000, we had an accumulated deficit of approximately $260.6 million.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our development and manufacturing activities and our results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others: (i) we may be unable to continue to manufacture our first product, Nutropin Depot, or to manufacture future products on a commercial scale or economically; (ii) Nutropin Depot may not produce significant revenues and, in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (iii) our collaborators could elect to terminate or delay programs at any time; (iv) we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (v) our product


                                      (10)
candidates could be ineffective or unsafe during clinical trials; (vi) even if clinical trials are completed and the data is submitted to the Food and Drug Administration ("FDA") as a New Drug Application ("NDA") for marketing approval and to other health authorities as a marketing authorization application, the NDA or marketing authorization application could fail to be accepted, or could fail to receive approval on a timely basis, if at all; (vii) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (viii) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (ix) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (x) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xi) we could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; and (xii) disputes with Clinical Partners over rights to Cereport(R) and related technology could occur.

RESULTS OF OPERATIONS

After taking into account preferred stock dividends, net loss attributable to common shareholders was $10.2 and $16.8 million or $0.19 and $0.33 basic and diluted loss per common share for the three months ended September 30, 2000 and 1999. After taking into account preferred stock dividends, net loss attributable to common shareholders was $2.3 and $27.2 million or $0.04 and $0.54 basic and diluted loss per common share for the six months ended September 30, 2000 and 1999.

The net loss of $0.04 for the six months ended September 30, 2000 as compared to $0.54 for the six months ended September 30, 1999 resulted from non-recurring milestone revenues earned as a result of the June 28, 2000 launch of Nutropin Depot by our collaborative partner, Genentech. Nutropin Depot is an injectable long-acting formulation of Genentech's recombinant human growth hormone based on our ProLease drug delivery system. The significant increase in research and development and other revenues for the three and six months ended September 30, 2000 as compared to the prior year was partially offset by increases in research and development and general and administrative expenses, as discussed below. Quarter to quarter results will fluctuate based on the timing of milestones achieved, research and development and other spending as well as fluctuations in noncash compensation expenses as a result of changes in our stock price performance.

Research and development and other revenue under collaborative arrangements for the three and six months ended September 30, 2000 was $7.5 and $36.5 million compared to $4.4 and $10.1 million for the corresponding periods of the prior year. The increase for the six months ended September 30, 2000 as compared to the corresponding period of the prior year was substantially the result of non-recurring milestone revenues earned as a result of the launch of Nutropin Depot. In addition, there was an increase in funding earned under collaborative agreements for the three and six months ended September 30, 2000.

Total operating expenses were $19.2 and $41.6 million for the three and six months ended September 30, 2000 as compared to $20.6 and $36.3 million for the three and six months ended September 30, 1999. The decrease for the three months ended September 30, 2000 as compared

                                      (11)
to the three months ended September 30, 1999 was primarily related to a decrease in noncash compensation charges partially offset by an increase in research and development expenses and an increase in general and administrative expenses, which are discussed below. The increase for the six months ended September 30, 2000 as compared to the six months ended September 30, 1999 was primarily related to an increase in research and development expenses and an increase in general and administrative expenses, partially offset by a decrease in noncash compensation charges, which are discussed below.

Research and development expenses for the three and six months ended September 30, 2000 were $16.5 and $30.9 million as compared to $13.6 and $25.8 million for the corresponding periods of the prior year. The increase in research and development expenses for the three and six months ended September 30, 2000 as compared to the three and six months ended September 30, 1999 was mainly the result of an increase in salary and related benefits and other costs associated with an increase in personnel as we advance our own and our collaborators' product candidates through development, clinical trials and commercialization. As we expand the development of our proprietary products we expect to incur an increase in research and development expenses. In addition, we had an increase in depreciation expense as a result of equipment purchases.

General and administrative expenses for the three and six months ended September 30, 2000 were $4.9 and $9.8 million compared to $3.3 and $6.8 million for the corresponding periods of the prior year. The increase in the three and six months ended September 30, 2000 as compared to the three and six months ended September 30, 1999 was primarily the result of increased consulting costs, professional fees and information system costs. In addition, there was an increase in amortization expense related to offering costs incurred from the sale of $200 million principal amount of our 3 3/4% Convertible Subordinated Notes due 2007 (the "3 3/4% Notes") in February 2000.

Noncash compensation (income) expense for the three and six months ended September 30, 2000 was ($2.3) and $0.9 million as compared to $3.6 and $3.7 million for the corresponding periods of the prior year. Noncash compensation charges primarily relate to common stock issued and stock options granted to certain employees, consultants and other individuals associated with our subsidiary, AIR. Fluctuations in these charges are primarily a result of changes in the market value of our common stock, partially offset by a reduction in the number of shares of common stock subject to future vesting. As a result of fluctuations in our stock price from June 30, 2000 to September 30, 2000, we recognized noncash compensation income for the three months ended September 30, 2000 based on the calculation of noncash compensation for consultants, as prescribed under the fair value method of accounting.

Interest income for the three and six months ended September 30, 2000 was $5.7 and $11.3 million compared to $2.5 and $4.9 million for the corresponding periods of the prior year. The increase in such income for the three and six months ended September 30, 2000 as compared to the corresponding periods of the prior year was primarily the result of the interest income earned on the increase in average cash and investment balances mainly as a result of the investment of the proceeds from the sale of the 3 3/4% Notes. Interest income also increased as a result of an increase in interest rates as compared to the prior year periods.

                                      (12)

Interest expense for the three and six months ended September 30, 2000 was $2.3 and $4.7 million as compared to $0.7 and $1.5 million for the corresponding periods of the prior year. The increase in the three and six months ended September 30, 2000 as compared to the corresponding periods of the prior year was primarily the result of interest costs related to the 3 3/4% Notes.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were approximately $321.4 million at September 30, 2000 as compared to $337.4 million at March 31, 2000. During the six months ended September 30, 2000, the decrease in cash and cash equivalents and short-term investments was primarily the result of cash used to fund operations of the Company, to purchase equipment, to pay preferred stock dividends and to make interest and principal payments on our indebtedness. The decrease was partially offset by the increase in interest income earned on the invested proceeds from the sale of the 3 3/4% Notes. The decrease was also partially offset by the proceeds received from issuances of our common stock as a result of the exercise of stock options and $5.0 million received from the sale of our common stock to our collaborative partner, Glaxo Wellcome, in August 2000.

Receivables from collaborative arrangements include the non-recurring milestone earned as a result of the June 28, 2000 launch of Nutropin Depot by Genentech.

In addition, Investments include $11.1 million principal amount of high-grade corporate notes and U.S. Government obligations with maturities ranging from 13 to 18 months. We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper. Our investment objectives for all of our investments taken as a whole are, first, to assure conservation of capital and liquidity, and second, to obtain investment income.

Our research and development costs to date have been financed primarily by sales of debt and equity securities and payments under research and development collaborative arrangements. We expect to incur significant additional research and development and other costs, including costs related to preclinical studies, clinical trials and facilities expansion. As we expand the development of our proprietary products we expect to incur an increase in research and development and other costs. Therefore, we expect that our costs, including research and development costs for all of our product candidates, will exceed revenues significantly for at least the remainder of fiscal 2001, which will result in losses from operations.

Capital expenditures were approximately $3.6 million for the six months ended September 30, 2000, principally reflecting equipment purchases. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing loans, Fleet National Bank has a security interest in certain of our assets.

We will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including debt and equity offerings, corporate

                                      (13)
collaborations, bank borrowings, lease arrangements relating to fixed assets and other financing methods. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors. Our future capital requirements will also depend on many factors, including continued scientific progress in our research and development programs (including our proprietary product candidates), the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing facilities and of commercialization activities and arrangements and the cost of product in-licensing and any possible acquisitions.

We may need to raise substantial additional funds for longer-term product development, including development of our proprietary product candidates, regulatory approvals and manufacturing or marketing activities that we might undertake in the future. There can be no assurance that additional funds will be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs and/or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or future products.



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

Our "available-for-sale" marketable equity securities and the 3 3/4% Notes are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase of the financial instrument. A 10% decrease in year-end market interest rates would result in no material impact on the net fair value of such interest-sensitive financial instruments.

Our 3 3/4% Notes are sensitive to fluctuations in the price of our common stock into which the 3 3/4% Notes are convertible. Changes in our common stock price would result in changes in the fair value of the 3 3/4% Notes. Due to the difference between the current market price and the market price at the date of issuance of the 3 3/4% Notes, a 10% increase in the September 30, 2000 quarter-end market price of the 3 3/4% Notes would result in an increase of approximately $11.0 million on the net fair value of the 3 3/4% Notes.

                                      (14)

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           a) Exhibits:

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

                 3.1(g) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 28, 2000 (effecting a 2-for-1 stock split and increase in authorized shares). (Incorporated by reference to Exhibit 3.1(g) to the Company's Report on Form 10-K for the year ended March 31, 2000).

                                      (15)

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

                 4.2 Specimen of Preferred Stock Certificate of Alkermes, Inc.(Incorporated by reference to
                               Exhibit 4.1 to the Company's Registration
                               Statement on Form S-3, as amended (File No.
                               333-50157)).

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

                 4.5 Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3, as amended (File No. 333-31354)).

                 27            Financial Data Schedule.

(b) During the quarter ended September 30, 2000, the Company filed no Reports on Form 8-K.

                                      (16)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ALKERMES, INC.
                                           (Registrant)



Date:  November 14, 2000                   By:    /s/  Richard F. Pops
                                                --------------------------------
                                                 Richard F. Pops
                                                 Chief Executive Officer and
                                                 Director
                                                 (Principal Executive Officer)


Date:  November 14, 2000                   By:   /s/  James M. Frates
                                               ---------------------------------
                                                 James M. Frates
                                                 Vice President, Chief
                                                 Financial Officer and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)



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

3.1(g) Amendment to the Second Amended and Restated Articles of Incorporation, as filed with the Pennsylvania Secretary of State on April 28, 2000 (effecting a 2-for-1 stock split and increase in authorized shares). (Incorporated by reference to Exhibit 3.1(g) to the Company's Report on Form 10-K for the year ended March 31,
              2000).

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

4.5           Indenture, dated as of February 18, 2000, between Alkermes, Inc.
              and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3, as amended (File No. 333-31354)).

27            Financial Data Schedule.

                                      (19)