Form 10-Q
period 2000-12-31
ALKERMES INC
filed 2001-02-14
CIK 874663

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

Commission file number 0-19267

                                 ALKERMES, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                  23-2472830
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

    64 Sidney Street, Cambridge, MA                  02139-4136
----------------------------------------            ------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number including area code:  (617) 494-0171
                                                   ----------------------

                                 Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X         No
                                             -------       ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                      Shares Outstanding as of February 8, 2001
---------------------------------------     ------------------------------------------
Common Stock, par value $.01                               57,097,456
Non-Voting Common Stock, par value $.01                       382,632

                         ALKERMES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets                                    3
             -  December 31, 2000 and March 31, 2000

             Consolidated Statements of Operations                          4
             -  Three months ended December 31, 2000 and 1999
             -  Nine months ended December 31, 2000 and 1999

             Consolidated Statement of Shareholders' Equity                 5
             -  Nine months ended December 31, 2000

             Consolidated Statements of Cash Flows                          6
             -  Nine months ended December 31, 2000 and 1999

             Notes to Consolidated Financial Statements                     7

     Item 2. Management's Discussion and Analysis of                       10
             Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk    14

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                                 17

EXHIBIT INDEX                                                              18


                                      (2)

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:

                         ALKERMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    December 31,       March 31,
                                                                                        2000              2000
                                                                                   -------------     -------------

                                                 ASSETS
Current Assets:
      Cash and cash equivalents                                                    $   4,273,883     $   6,100,643
      Short-term investments                                                         298,562,816       331,266,720
      Receivables from collaborative arrangements                                     32,223,259         3,182,382
      Prepaid expenses and other current assets                                        8,117,790         5,291,701
                                                                                   -------------     -------------
           Total current assets                                                      343,177,748       345,841,446
                                                                                   -------------     -------------
Property, Plant and Equipment:
      Land                                                                               235,000           235,000
      Building                                                                         4,727,700         3,538,935
      Furniture, fixtures and equipment                                               40,372,134        35,845,461
      Leasehold improvements                                                          14,137,760        13,804,269
      Construction in progress                                                            36,587                 -
                                                                                   -------------     -------------
                                                                                      59,509,181        53,423,665
           Less accumulated depreciation and amortization                            (25,485,385)      (20,554,182)
                                                                                   -------------     -------------
                                                                                      34,023,796        32,869,483
                                                                                   -------------     -------------
Investments                                                                           15,633,529        20,094,438
                                                                                   -------------     -------------
Other Assets                                                                          10,784,940        15,155,738
                                                                                   -------------     -------------
           Total Assets                                                            $ 403,620,013     $ 413,961,105
                                                                                   =============     =============

                                LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
      Accounts payable and accrued expenses                                        $   6,351,850     $   7,227,897
      Accrued interest                                                                 2,846,492           979,497
      Deferred revenue                                                                 7,854,098         8,655,062
      Long-term obligations - current portion                                          5,233,333         5,625,000
                                                                                   -------------     -------------
           Total current liabilities                                                  22,285,773        22,487,456
                                                                                   -------------     -------------
Long-Term Obligations                                                                 18,908,292        22,791,625
                                                                                   -------------     -------------
Convertible Subordinated Notes                                                       200,000,000       200,000,000
                                                                                   -------------     -------------
Other Long-Term Liabilities                                                            1,057,206           715,029
                                                                                   -------------     -------------
Shareholders' Equity:
      Capital stock, par value $.01 per share: authorized, 2,250,000 shares;
        none issued
      Convertible exchangeable preferred stock, par value $.01 per share:
        initially authorized and issued, 2,300,000 shares; outstanding,
        1,768,200 and 2,299,000 shares at December 31, 2000 and March 31, 2000,
        respectively (liquidation preference of $88,410,000 at December 31, 2000)         17,682            22,990
      Common stock, par value $.01 per share:
        authorized, 160,000,000 shares; issued, 56,874,017 and
        53,953,996 shares at December 31, 2000 and March 31, 2000, respectively          568,741           539,540
      Non-voting common stock, par value $.01 per share:
        authorized, 450,000 shares; issued, 382,632 at December 31, 2000 and
        March 31, 2000,                                                                    3,826             3,826
      Additional paid-in capital                                                     429,099,985       427,577,936
      Deferred compensation                                                           (2,122,275)       (8,545,926)
      Accumulated other comprehensive income                                           3,883,628         6,742,064
      Accumulated deficit                                                           (270,082,845)     (258,373,435)
                                                                                   -------------     -------------
           Total shareholders' equity                                                161,368,742       167,966,995
                                                                                   -------------     -------------
           Total Liabilities and Shareholders' Equity                              $ 403,620,013     $ 413,961,105
                                                                                   =============     =============

See notes to consolidated financial statements.


                                      (3)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months    Three Months    Nine Months     Nine Months
                                                          Ended           Ended           Ended           Ended
                                                       December 31,    December 31,    December 31,    December 31,
                                                           2000            1999            2000            1999
                                                       ------------    ------------    ------------    ------------
Revenues:
    Research and development and other revenue under
       collaborative arrangements                      $  9,689,267    $  7,013,356    $ 46,170,537    $ 17,136,864
                                                       ------------    ------------    ------------    ------------

Expenses:
    Research and development                             16,863,152      13,483,815      47,800,735      39,322,552
    General and administrative                            4,968,541       3,464,840      14,730,013      10,247,970
    Noncash compensation (income) expense                (1,643,961)      9,025,371        (784,814)     12,722,945
                                                       ------------    ------------    ------------    ------------
          Total expenses                                 20,187,732      25,974,026      61,745,934      62,293,467
                                                       ------------    ------------    ------------    ------------

Net operating loss                                      (10,498,465)    (18,960,670)    (15,575,397)    (45,156,603)
                                                       ------------    ------------    ------------    ------------

Other income (expense):
    Interest income                                       5,506,031       2,482,351      16,765,426       7,423,836
    Interest expense                                     (2,365,148)       (724,772)     (7,068,804)     (2,187,566)
                                                       ------------    ------------    ------------    ------------
                                                          3,140,883       1,757,579       9,696,622       5,236,270
                                                       ------------    ------------    ------------    ------------

Net loss                                                 (7,357,582)    (17,203,091)     (5,878,775)    (39,920,333)

Preferred stock dividends                                 2,095,044       2,409,982       5,830,635       6,845,890

                                                       ------------    ------------    ------------    ------------
Net loss attributable to common shareholders           $ (9,452,626)   $(19,613,073)   $(11,709,410)   $(46,766,223)
                                                       ============    ============    ============    ============

Basic and diluted loss per common share                      $(0.17)         $(0.39)         $(0.21)         $(0.93)
                                                       ============    ============    ============    ============

Weighted average number of common shares
    outstanding                                          55,670,025      50,808,528      54,762,414      50,441,416
                                                       ============    ============    ============    ============


See notes to consolidated financial statements.


                                      (4)

                         ALKERMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                              $3.25 Convertible
                                                 Exchangeable                                   Non-voting            Additional
                                                Preferred Stock          Common Stock          Common Stock            Paid-in
                                             Shares       Amount      Shares       Amount    Shares     Amount         Capital
----------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 2000                      2,299,000    $ 22,990    53,953,996   $539,540   382,632   $   3,826    $ 427,577,936
Issuance of common stock                            -           -        22,091        221         -           -          107,232
Conversion of $3.25 convertible
  exchangeable preferred stock                    (75)         (1)          252          3         -           -               (2)
Noncash compensation                                -           -             -          -         -           -          689,353
Amortization of noncash compensation                -           -             -          -         -           -                -
Unrealized gain on marketable
  securities                                        -           -             -          -         -           -                -
Cumulative foreign currency
  translation adjustments                           -           -             -          -         -           -                -
Net income for period                               -           -             -          -         -           -                -
Preferred stock dividends                           -           -             -          -         -           -                -
                                           ---------------------------------------------------------------------------------------
Balance, June 30, 2000                      2,298,925      22,989    53,976,339    539,764   382,632       3,826      428,374,519
Issuance of common stock                            -           -       765,838      7,658         -           -        2,324,758
Issuance of common stock to
  collaborative partner                             -           -       160,030      1,600         -           -        4,998,378
Conversion of $3.25 convertible
  exchangeable preferred stock                   (315)         (3)        1,062         11         -           -               (8)
Compensation relating to options
  canceled                                          -           -             -          -         -           -          (60,821)
Noncash compensation                                -           -             -          -         -           -       (4,854,616)
Amortization of noncash compensation                -           -             -          -         -           -                -
Unrealized loss on marketable securities            -           -             -          -         -           -                -
Cumulative foreign currency
  translation adjustments                           -           -             -          -         -           -                -
Net loss for period                                 -           -             -          -         -           -                -
Preferred stock dividends                           -           -             -          -         -           -                -
                                           ---------------------------------------------------------------------------------------
Balance, September 30, 2000                 2,298,610      22,986    54,903,269    549,033   382,632       3,826      430,782,210
Issuance of common stock                            -           -       180,296      1,803         -           -        1,312,757
Conversion of $3.25 convertible
  exchangeable preferred stock               (530,410)     (5,304)    1,790,452     17,905         -           -          (12,601)
Noncash compensation                                -           -             -          -         -           -       (2,982,381)
Amortization of noncash compensation                -           -             -          -         -           -                -
Unrealized loss on marketable securities            -           -             -          -         -           -                -
Cumulative foreign currency
  translation adjustments                           -           -             -          -         -           -                -
Net loss for period                                 -           -             -          -         -           -                -
Preferred stock dividends                           -           -             -          -         -           -                -
                                           ---------------------------------------------------------------------------------------
Balance, December 31, 2000                  1,768,200    $ 17,682    56,874,017   $568,741   382,632   $   3,826    $ 429,099,985
                                           =======================================================================================



                                                                 Other Comprehensive
                                                                     Income (Loss)
                                                         ---------------------------------------
                                                         Foreign Currency      Unrealized Gain
                                              Deferred     Translation      (Loss) on Marketable    Accumulated
                                            Compensation   Adjustments           Securities           Deficit          Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, April 1, 2000                      $(8,545,926)   $ (64,686)         $ 6,806,750          $(258,373,435)   $ 167,966,995
Issuance of common stock                              -            -                    -                      -          107,453
Conversion of $3.25 convertible
  exchangeable preferred stock                        -            -                    -                      -                -
Noncash compensation                           (689,353)           -                    -                      -                -
Amortization of noncash compensation          3,149,334            -                    -                      -        3,149,334
Unrealized gain on marketable
  securities                                          -            -              145,250                      -          145,250
Cumulative foreign currency
  translation adjustments                             -      (27,108)                   -                      -          (27,108)
Net income for period                                 -            -                    -              9,764,547        9,764,547
Preferred stock dividends                             -            -                    -             (1,867,877)      (1,867,877)
                                           ---------------------------------------------------------------------------------------
Balance, June 30, 2000                       (6,085,945)     (91,794)           6,952,000           (250,476,765)     179,238,594
Issuance of common stock                              -            -                    -                      -        2,332,416
Issuance of common stock to
  collaborative partner                               -            -                    -                      -        4,999,978
Conversion of $3.25 convertible
  exchangeable preferred stock                        -            -                    -                      -                -
Compensation relating to options
  canceled                                       60,821            -                    -                      -                -
Noncash compensation                          4,854,616            -                    -                      -                -
Amortization of noncash compensation         (2,290,187)           -                    -                      -       (2,290,187)
Unrealized loss on marketable securities              -            -           (1,389,000)                     -       (1,389,000)
Cumulative foreign currency
  translation adjustments                             -      (12,089)                   -                      -          (12,089)
Net loss for period                                   -            -                    -             (8,285,740)      (8,285,740)
Preferred stock dividends                             -            -                    -             (1,867,714)      (1,867,714)
                                           ---------------------------------------------------------------------------------------
Balance, September 30, 2000                  (3,460,695)    (103,883)           5,563,000           (260,630,219)     172,726,258
Issuance of common stock                              -            -                    -                      -        1,314,560
Conversion of $3.25 convertible
  exchangeable preferred stock                        -            -                    -                      -                -
Noncash compensation                          2,982,381            -                    -                      -                -
Amortization of noncash compensation         (1,643,961)           -                    -                      -       (1,643,961)
Unrealized loss on marketable securities              -            -          (1,585,374)                      -       (1,585,374)
Cumulative foreign currency
  translation adjustments                             -        9,885                    -                      -            9,885
Net loss for period                                   -            -                    -             (7,357,582)      (7,357,582)
Preferred stock dividends                             -            -                    -             (2,095,044)      (2,095,044)
                                           ---------------------------------------------------------------------------------------
Balance, December 31, 2000                  $(2,122,275)   $ (93,998)         $ 3,977,626          $(270,082,845)   $ 161,368,742
                                           =======================================================================================


See notes to consolidated financial statements.



                                      (5)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months       Nine Months
                                                                                   Ended             Ended
                                                                                December 31,      December 31,
                                                                                    2000              1999
                                                                                ------------      ------------

Cash flows from operating activities:
    Net loss                                                                    $ (5,878,775)     $(39,920,333)
    Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization                                             5,730,190         5,101,011
         Noncash interest expense                                                    372,023           651,972
         Compensation relating to issuance of common stock
             and grant of stock options and awards made                             (784,814)       12,722,945
         Adjustments to other assets                                                 365,686           779,315
         Changes in assets and liabilities:
              Receivables from collaborative arrangements                        (29,040,877)       (4,527,219)
              Prepaid expenses and other current assets                           (3,527,606)       (1,048,522)
              Accounts payable and accrued expenses                                  988,179          (363,438)
              Deferred revenue                                                      (800,964)       (1,872,573)
              Other long-term liabilities                                            (29,846)          (34,719)
                                                                                ------------      ------------
                   Net cash used by operating activities                         (32,606,804)      (28,511,561)
                                                                                ------------      ------------

Cash flows from investing activities:
    Additions to property, plant and equipment                                    (6,039,695)       (4,847,598)
    Purchases of available-for-sale short-term investments                       (90,025,111)               --
    Sales of available-for-sale short-term investments                            37,146,104                --
    Maturities of short-term investments, net                                     86,849,107         6,532,422
    Maturities (purchases) of long-term investments, net                           4,460,909        (5,729,473)
    Increase in other assets                                                        (221,456)         (131,823)
                                                                                ------------      ------------
                   Net cash provided by (used by) investing activities            32,169,858        (4,176,472)
                                                                                ------------      ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                         3,754,429         5,606,599
    Proceeds from issuance of common stock to collaborative partner                4,999,978                 -
    Payment of preferred stock dividends                                          (5,830,635)       (6,845,890)
    Payment of long-term obligations                                              (4,275,000)       (5,400,000)
    Proceeds from issuance of 1999 convertible exchangeable preferred stock                -        35,000,000
                                                                                ------------      ------------
                   Net cash (used by) provided by financing activities            (1,351,228)       28,360,709
                                                                                ------------      ------------

Effect of exchange rate changes on cash                                              (38,586)           (9,175)
                                                                                ------------      ------------

Net decrease in cash and cash equivalents                                         (1,826,760)       (4,336,499)
Cash and cash equivalents, beginning of period                                     6,100,643         9,115,432
                                                                                ------------      ------------
Cash and cash equivalents, end of period                                        $  4,273,883      $  4,778,933
                                                                                ============      ============

Supplementary information:
    Cash paid for interest                                                      $  4,829,786      $  1,586,774
                                                                                ============      ============


See notes to consolidated financial statements.



                                      (6)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The consolidated financial statements of Alkermes, Inc. (the "Company") for the three and nine month periods ended December 31, 2000 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2000, which includes consolidated financial statements and notes thereto for the years ended March 31, 2000, 1999 and 1998. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. ("AIR"), Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II ("ADC II"), wholly owned subsidiaries of the Company.

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

2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in the equity of the Company that are excluded from net income (loss). Specifically, other comprehensive income includes unrealized holding gains and losses on the Company's "available-for-sale" securities and changes in cumulative foreign currency translation adjustments. In order to provide more flexibility with our investment portfolio, we are now treating a portion of our Short-term Investments as available-for-sale. All of our Short-term Investments had previously been accounted for as held-to-maturity. During the quarter ended December 31, 2000, Short-term Investments with an amortized cost of $119.4 million (which approximated fair market value) became available-for-sale securities.



                                      (7)

Comprehensive income (loss) for the three months ended December 31, 2000 and 1999 is as follows:

                                                           Three Months         Three Months
                                                              Ended                Ended
                                                        December 31, 2000    December 31, 1999
                                                        -----------------    -----------------

Net loss                                                   $(7,357,582)        $(17,203,091)
Cumulative foreign currency translation adjustments              9,885              (15,666)
Unrealized (loss) gain on marketable securities             (1,585,374)               1,500
                                                           -----------         ------------
Comprehensive loss                                         $(8,933,071)        $(17,217,257)
                                                           ===========         ============


                                                           Nine Months          Nine Months
                                                              Ended                Ended
                                                        December 31, 2000    December 31, 1999
                                                        -----------------    -----------------

Net loss                                                   $(5,878,775)        $(39,920,333)
Cumulative foreign currency translation adjustments            (29,312)              (4,533)
Unrealized (loss) gain on marketable securities             (2,829,124)              58,500
                                                           -----------         ------------
Comprehensive loss                                         $(8,737,211)        $(39,866,366)
                                                           ===========         ============

The accumulated other comprehensive income is as follows:

Balance, March 31, 2000                                          $ 6,742,064
Change for the three months ended June 30, 2000                      118,142
                                                                 -----------
Balance, June 30, 2000                                             6,860,206
Change for the three months ended September 30, 2000              (1,401,089)
                                                                 -----------
Balance, September 30, 2000                                        5,459,117
Change for the three months ended December 31, 2000               (1,575,489)
                                                                 -----------
Balance, December 31, 2000                                       $ 3,883,628
                                                                 ===========


3. NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133," which we are required to adopt in fiscal year 2002. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133". SFAS No. 133 and 138 provide a comprehensive and consistent standard for the measurement of derivatives and hedging activities. We do not believe that the adoption of SFAS No. 133 will have a material impact on our financial position and results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101B was issued in June 2000 and delays the implementation date of SAB 101 until the quarter ended March 31, 2001. SAB 101 requires companies to report any changes in



                                      (8)
revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." We do not believe that the implementation of SAB 101 will have a material impact on our financial position and results of operations.

4. COMMITMENTS

On October 26, 2000, the Company entered into an operating lease agreement for a new facility to be constructed adjacent to its current headquarters for laboratory, clinical manufacturing and office space (the "New Building"). The lease is scheduled to commence in May 2002. The initial lease term for which rent is to be paid is ten years with two ten-year extensions. The Company is responsible for a portion of the tenant improvements to the building which are currently being estimated. The annual future minimum lease payments are $6.7 million for years 1-5 and $7.0 million for years 6-10. Alkermes can terminate the lease for failure by the landlord to meet certain conditions or construction target dates.

In conjunction with the New Building, Alkermes entered into a new lease on October 26, 2000 that replaces several current leases for space it currently occupies and uses for laboratory, clinical manufacturing and offices. The new lease has the same lease term and extension options as the lease for the New Building. The annual future minimum lease payments are $2.0 million for years 1-5 and $2.2 million for years 6-10. This lease can also be terminated if the New Building lease is terminated.



                                      (9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes (together with our subsidiaries, "we" or "us") is a leader in the development of products based on sophisticated drug delivery technologies. We have several areas of focus, including: (i) controlled, sustained release of injectable drugs lasting several days to several weeks, utilizing our ProLease(R) and Medisorb(R) technologies and (ii) the development of pharmaceutical products based on our proprietary Advanced Inhalation Research, Inc. ("AIR(TM)") pulmonary technology. Our first product, Nutropin Depot(TM), was launched in the United States by our partner, Genentech, Inc. ("Genentech"), in June 2000. Nutropin Depot is a long-acting form of Genentech's recombinant human growth hormone using our ProLease technology. In addition to our Cambridge, Massachusetts headquarters, research and manufacturing facilities, we operate research and manufacturing facilities in Ohio and a medical affairs office in Cambridge, England. Since our inception in 1987, we have devoted substantially all of our resources to research and development programs. At December 31, 2000, we had an accumulated deficit of approximately $270.1 million.

We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans and payments under research and development agreements with collaborators, including Alkermes Clinical Partners, L.P. ("Clinical Partners"), a research and development limited partnership whose operations commenced in April 1992 and whose funding ended during June 1996. We often develop our product candidates in collaboration with others on whom we rely for funding, development, manufacturing and/or marketing.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our development and manufacturing activities and our results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others: (i) we may be unable to continue to manufacture our first product, Nutropin Depot, or to manufacture future products on a commercial scale or economically; (ii) Nutropin Depot may not produce significant revenues and, in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (iii) our collaborators could elect to terminate or delay programs at any time; (iv) we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (v) our product candidates could be ineffective or unsafe during clinical trials; (vi) even if clinical trials are completed and the data is submitted to the U.S. Food and Drug Administration ("FDA") as a New Drug



                                      (10)

Application ("NDA") for marketing approval and to other health authorities as a marketing authorization application, the NDA or marketing authorization application could fail to be accepted, or could fail to receive approval on a timely basis, if at all; (vii) disputes with collaborators, termination of collaborations or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (viii) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (ix) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (x) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xi) we could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; and (xii) disputes with Clinical Partners over rights to Cereport(R) and related technology could occur.

RESULTS OF OPERATIONS

After taking into account preferred stock dividends, net loss attributable to common shareholders for the three months ended December 31, 2000 and 1999 was $9.5 and $19.6 million or $0.17 and $0.39 basic and diluted loss per common share. After taking into account preferred stock dividends, net loss attributable to common shareholders for the nine months ended December 31, 2000 and 1999 was $11.7 and $46.8 million or $0.21 and $0.93 basic and diluted loss per common share.

Research and development and other revenue under collaborative arrangements were $9.7 and $46.2 million for the three and nine months ended December 31, 2000 compared with $7.0 and $17.1 million for the same periods last year. The increase for the nine months ended December 31, 2000 was substantially the result of non-recurring milestone revenues earned as a result of the launch of Nutropin Depot by our collaborative partner, Genentech. Nutropin Depot is an injectable long-acting formulation of Genentech's recombinant human growth hormone based on our Prolease drug delivery system. In addition, there was an increase in funding earned under collaborative agreements for the three and nine months ended December 31, 2000.

Total operating expenses were $20.2 and $61.7 million for the three and nine months ended December 31, 2000 as compared to $26.0 and $62.3 million for the three and nine months ended December 31, 1999. The decrease for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999 was primarily related to a decrease in noncash compensation charges partially offset by an increase in research and development expenses and an increase in general and administrative expenses, which are discussed below. The decrease for



                                      (11)
the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999 was primarily related to a decrease in noncash compensation charges offset by an increase in research and development expenses and an increase in general and administrative expenses, which are discussed below.

Research and development expenses for the three and nine months ended
December 31, 2000 were $16.9 and $47.8 million as compared to $13.5 and $39.3 million for the corresponding periods of the prior year. The increase in research and development expenses for the three and nine months ended December 31, 2000 as compared to the three and nine months ended December 31, 1999 was mainly the result of an increase in salary and related benefits and other costs associated with an increase in personnel as we advance our own and our collaborators' product candidates through development, clinical trials and commercialization. As we expand the development of our proprietary products we expect to incur an increase in research and development expenses. In addition, we had an increase in depreciation expense as a result of the acquisition of fixed assets.

General and administrative expenses for the three and nine months ended
December 31, 2000 were $5.0 and $14.7 million compared to $3.5 and $10.2 million for the corresponding periods of the prior year. The increase in the three and nine months ended December 31, 2000 as compared to the three and nine months ended December 31, 1999 was primarily the result of increased consulting costs and professional fees. In addition, there was an increase in amortization expense related to offering costs in connection with the sale of $200 million principal amount of our 3 3/4% Convertible Subordinated Notes due 2007 (the
"3 3/4% Notes") in February 2000.

Noncash compensation (income) expense for the three and nine months ended December 31, 2000 was ($1.6) and ($0.8) million as compared to $9.0 and $12.7 million for the corresponding periods of the prior year. Noncash compensation charges primarily relate to common stock issued and stock options granted to certain employees, consultants and other individuals associated with our subsidiary, AIR. Fluctuations in these charges are primarily a result of changes in the market value of our common stock, partially offset by a reduction in the number of shares of common stock subject to future vesting. As a result of fluctuations in our common stock price from September 30, 2000 to December 31, 2000, we recognized non-cash compensation income for the three months ended December 31, 2000 based on the calculation of noncash compensation for consultants, as prescribed under the fair value method of accounting.

Interest income for the three and nine months ended December 31, 2000 was $5.5 and $16.8 million compared to $2.5 and $7.4 million for the corresponding periods of the prior year. The increase in such income for the three and nine months ended December 31, 2000 as compared to the corresponding periods of the prior year was primarily the result of the interest income earned on the increase in average cash and investment balances mainly resulting from the investment of the net proceeds from the sale of the 3 3/4% Notes. Interest income also increased as a result of an increase in interest rates as compared to the prior year periods.



                                      (12)

Interest expense for the three and nine months ended December 31, 2000 was $2.4 and $7.1 million as compared to $0.7 and $2.2 million for the corresponding periods of the prior year. The increase in the three and nine months ended December 31, 2000 as compared to the corresponding periods of the prior year was primarily the result of interest costs related to the 3 3/4% Notes.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were approximately $302.8 million at December 31, 2000 as compared to $337.4 million at March 31, 2000. During the nine months ended December 31, 2000, the decrease in cash and cash equivalents and short-term investments was primarily the result of cash used to fund our operations, to acquire fixed assets, to pay preferred stock dividends and to make interest and principal payments on our indebtedness. The decrease was partially offset by the increase in interest income earned on the net proceeds from the sale of the 3 3/4% Notes. The decrease was also partially offset by the net proceeds received from issuances of our common stock as a result of the exercise of stock options and $5.0 million received from the sale of our common stock to our collaborative partner, GlaxoSmithKline, in August 2000.

Receivables from collaborative arrangements include the non-recurring milestone earned as a result of the June 28, 2000 launch of Nutropin Depot by Genentech.

In order to provide more flexibility with our investment portfolio, we are now treating a portion of our Short-term Investments as available-for-sale. All of our Short-term Investments had previously been accounted for as held-to-maturity. During the quarter ended December 31, 2000, Short-term Investments with an amortized cost of $119.4 million (which approximated fair market value) became available-for-sale securities. We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper. Our investment objectives for all of our investments taken as a whole are, first, to assure conservation of capital and liquidity, and second, to obtain investment income. Investments classified as held-to-maturity, include $14.0 million principal amount of high-grade corporate notes and U.S. Government obligations with maturities ranging from 13 to 15 months.

Our research and development costs to date have been financed primarily by sales of debt and equity securities and payments under research and development collaborative arrangements. We expect to incur significant additional research and development and other costs in connection with collaborative arrangements and as we expand the development of our proprietary product candidates, including costs related to preclinical studies, clinical trials and facilities expansion. Therefore, we expect that our costs, including research and development costs for all product candidates, will exceed revenues through at least fiscal 2002, which will result in losses from operations.

Capital expenditures were approximately $6.0 million for the nine months ended December 31, 2000, principally reflecting equipment purchases and building improvements. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the



                                      (13)
provisions of our loan agreements, Fleet National Bank has a security interest in certain of our assets.

We will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, lease arrangements relating to fixed assets and other financing methods. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors. Our future capital requirements will also depend on many factors, including continued scientific progress in our research and development programs (including our proprietary product candidates), the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing facilities and of commercialization activities and arrangements and the cost of product in-licensing and any possible acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our Short-term Investments and Investments consist of U.S. Government obligations, high-grade corporate notes and commercial paper. In order to provide more flexibility with our investment portfolio, we are now treating a portion of our Short-term Investments as available-for-sale. All of our Short-term Investments had previously been accounted for as held-to-maturity. During the quarter ended December 31, 2000, Short-term Investments with an amortized cost of $119.4 million (which approximated fair market value) became available-for-sale securities. The amount of the portfolio that is held-to-maturity is comprised of investments that mature within one year, are not callable by the issuer and have fixed interest rates. Our investments are subject to interest rate risk, and could decline in value if interest rates increase. Due to the conservative nature of our Short-term Investments and Investments, we do not believe that we have a material exposure to interest rate risk.

Our available-for-sale marketable equity securities and the 3 3/4% Notes are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates would result in no material impact on the net fair value of such interest-sensitive financial instruments.

Our 3 3/4% Notes are sensitive to fluctuations in the price of our common stock into which the 3 3/4% Notes are convertible. Changes in our common stock price would result in changes in the fair value of the 3 3/4% Notes. Due to the difference between the current market price and the market price at the date of issuance of the 3 3/4% Notes, a 10% increase in the December 31, 2000 quarter-end market price of the 3 3/4% Notes would result in an increase of approximately $9.9 million in the net fair value of the 3 3/4% Notes.


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

     10.1 Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and Richard F. Pops.

     10.2 Form of Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and each of Robert A. Breyer, Raymond T. Bartus, James M. Frates and Michael J. Landine.

     10.3 Lease, dated as of October 26, 2000, between FC 88 Sidney, Inc. and Alkermes, Inc.

     10.4 Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc.

(b) During the quarter ended December 31, 2000, the Company filed no Reports on Form 8-K.



                                      (16)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ALKERMES, INC.
                                           (Registrant)



Date:  February 14, 2001                   By: /s/  Richard F. Pops
                                               ---------------------------------
                                               Richard F. Pops
                                               Chief Executive Officer and
                                               Director
                                               (Principal Executive Officer)


Date:  February 14, 2001                   By: /s/  James M. Frates
                                               ---------------------------------
                                               James M. Frates
                                               Vice President, Chief
                                               Financial Officer and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)




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


                                      (18)

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

     10.1 Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and Richard F. Pops.

     10.2 Form of Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and each of Robert A. Breyer, Raymond T. Bartus, James M. Frates and Michael J. Landine.

     10.3 Lease, dated as of October 26, 2000, between FC 88 Sidney, Inc. and Alkermes, Inc.

     10.4 Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc.



                                      (19)