Form 10-K405
period 2001-03-31
ALKERMES INC
filed 2001-06-29
CIK 874663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________to _________

Commission file number 0-19267

                                 ALKERMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                   23-2472830
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    64 Sidney Street, Cambridge, MA                       02139-4234
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (617) 494-0171
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.01 per share ("Common Stock") 3 3/4% Convertible Subordinated Notes Due 2007
                         ----------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based upon the last sale price of the Registrant's Common Stock on June 6, 2001, the aggregate market value of the 59,967,618 outstanding shares of voting and non-voting common equity held by non-affiliates of the Registrant was $2,056,889,297.

     As of June 6, 2001, 63,303,238 shares of the Registrant's Common Stock were issued and outstanding, and 382,632 shares of the Registrant's Non-Voting Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in this Report on Form 10-K:

     1) Definitive Proxy Statement to be filed within 120 days after March 31, 2001 for the Registrant's Annual Shareholders' Meeting to be held on July 26, 2001 (Part III).

                                     PART I

ITEM 1. BUSINESS

     The following Business section contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."

GENERAL

     Alkermes, Inc. (together with its subsidiaries, referred to as "we", "us" or the "Registrant"), a Pennsylvania corporation organized in 1987, is a leader in the development of products based on sophisticated drug delivery technologies. We have several areas of focus, including: (i) controlled, sustained-release of injectable drugs lasting several days to several weeks, utilizing our ProLease(R) and Medisorb(R) technologies and (ii) the development of pharmaceutical products based on our proprietary Advanced Inhalation Research ("AIR(TM)") pulmonary technology. Our first product, Nutropin Depot(TM) was launched in the United States by our partner, Genentech, Inc. ("Genentech"), in June 2000. Nutropin Depot is a long-acting form of Genentech's recombinant human growth hormone using our ProLease technology. Our other technologies and product candidates are in various stages of preclinical and clinical development.

OVERVIEW OF DRUG DELIVERY

     Drug delivery technologies can improve the way a therapeutic drug is administered to a patient. Products utilizing drug delivery technologies are generally novel, cost-effective dosage forms that provide any of several benefits, including control of drug concentration in the blood, improved safety and efficacy, improved patient compliance and ease of use and expanded indications. Drug delivery technologies can provide pharmaceutical companies with a means of developing new products, as well as expanding existing drug franchises. In addition, companies with patented drug delivery systems can apply their technologies to off-patent or proprietary products to develop drugs for their own account.

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

     With the advent of biotechnology, new opportunities in drug delivery have arisen. Advances in biotechnology have facilitated the development of a new generation of biopharmaceutical products based on proteins, peptides and nucleic acids. At the same time, the scientific tools of biotechnology have enabled new approaches to drug delivery based on exploiting particular biological phenomena, for example, utilizing the lung for systemic delivery of proteins and peptides.

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

     Delivery of drugs via the lungs also presents challenges. The effectiveness of pulmonary dosage forms is often limited by the poor efficiency of pulmonary devices and the difficulty of administering high doses of certain drugs. Additionally, drugs that act systemically require deposition in the deep lung, which can lead to the use of complicated and expensive devices.

BUSINESS STRATEGY

     We are building a pharmaceutical company in logical steps, using our unique drug delivery capabilities and technologies as the means to develop our first commercial products. First with partners, then on our own. The key elements to our strategy are:

     Develop and Acquire Broadly Applicable Drug Delivery Systems and Apply Them to Multiple Pharmaceutical Products. We develop or acquire drug delivery systems that have the potential to be applied to multiple proteins, peptides and small molecule pharmaceutical compounds to create new product opportunities.

     Collaborate with Pharmaceutical and Biotechnology Companies to Develop and Finance Product Candidates. We have entered into multiple collaborations with pharmaceutical and biotechnology companies to develop product candidates incorporating our technologies, to provide funding for product development independent of capital markets and to share development risk. Currently, we are collaborating with major pharmaceutical and biotechnology companies, including Amylin Pharmaceuticals, Inc. ("Amylin"), Eli Lilly and Company ("Lilly"), Genentech, GlaxoSmithKline, Janssen Pharmaceutica International ("Janssen"), MedImmune, Inc. ("MedImmune") and Serono S.A. ("Serono").

     Apply Drug Delivery Systems to Both Approved Drugs and Drugs in Development. We are applying our drug delivery technologies to novel applications and formulations of pharmaceutical products that have already been approved by the United States Food and Drug Administration ("FDA") or other regulatory authorities. In such cases, we and our partners can develop a novel dosage form or application with the knowledge of a drug's safety and efficacy profile and a body of clinical experience from which to draw information for the design of clinical trials and for regulatory submissions. We are also applying our technologies to pharmaceuticals in development that could benefit from one of our delivery systems.

     Establish Independent Product Development Capabilities and Infrastructure. Based on the knowledge we assembled from our pharmaceutical partners, our experienced scientists have built our in-house product development organization that enables us to develop product candidates for our collaborators and for ourselves. Our product development experience and infrastructure gives us flexibility in structuring development programs and the ability to conduct both feasibility studies and clinical development programs for our collaborators and for ourselves.

     Expand Our Pipeline with Additional Product Candidates for Our Own Account. We are now developing product candidates for our own account by applying our drug delivery technologies to certain off-patent pharmaceuticals. For example, we are developing a Medisorb formulation of naltrexone for the treatment of alcoholism and opiate abuse and a long-acting formulation of albuterol for the treatment of asthma using our AIR technology. In addition, we may in-license or acquire certain compounds to develop on our own.

DRUG DELIVERY TECHNOLOGY

     Our current focus is on the development of broadly applicable drug delivery technologies addressing several important drug delivery opportunities, including injectable sustained-release of proteins, peptides and small molecule pharmaceutical compounds, the pulmonary delivery of both small molecules and proteins and peptides and drug delivery to the brain across the blood-brain barrier. We are applying delivery technologies to develop product candidates for our collaborators and for our own account.

ProLease: injectable sustained-release of fragile proteins and peptides

     ProLease is our proprietary technology for the stabilization and encapsulation of fragile proteins and peptides in microspheres made of common medical polymers. Our proprietary expertise in this field lies in our ability to preserve the biological activity of fragile drugs over an extended period of time and to manufacture these formulations using components and processes believed to be suitable for human pharmaceutical use. ProLease is designed to enable novel formulations of proteins and peptides by replacing frequent injections with controlled, sustained-release over time. We believe ProLease formulations have the potential to improve patient compliance and ease of use by reducing the need for frequent self-injection, to lower costs by reducing the need for frequent office visits and to improve safety and efficacy by reducing both the variability in drug levels inherent in frequent injections and the aggregate amount of drug given over the course of therapy. In addition, ProLease may provide access to important new markets currently inaccessible to drugs that require frequent injections or are administered orally.

     The ProLease formulation process has been designed to assure stability of fragile compounds during the manufacturing process, during storage and throughout the release phase in the body. The formulation and manufacturing process consists of two basic steps. First, the drug is formulated with stabilizing agents and dried to create a fine powder. Second, the powder is microencapsulated in the polymer at very low temperatures. Incorporation of the drug substance as a stabilized solid under very low temperatures is critical to protecting fragile molecules from degradation during the manufacturing process and is a key element of the ProLease technology. The microspheres are suspended in a small volume of liquid prior to administration to a patient by injection under the skin or into a muscle. We believe drug release from the ProLease drug delivery system can be controlled to last from a few days to several months.

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

Medisorb: injectable sustained-release of traditional small molecule pharmaceuticals

     Medisorb is our proprietary technology for encapsulating traditional small molecule pharmaceuticals in microspheres made of common medical polymers. Like ProLease, Medisorb is designed to enable novel formulations of pharmaceuticals by providing controlled, sustained-release over time. We believe Medisorb is suitable for encapsulating stable, small molecule pharmaceuticals at a large scale. We believe that Medisorb formulations may have superior features of safety, efficacy, compliance and ease of use for drugs currently administered by frequent injection or administered orally. Drug release from the microsphere is controlled by diffusion of the pharmaceutical through the microsphere and by biodegradation of the polymer. These processes can be modulated through a number of formulation and fabrication variables, including drug substance and microsphere particle sizing and choice of polymers and excipients.

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

Cereport(R): drug delivery across the blood-brain barrier

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

PRODUCT CANDIDATES IN DEVELOPMENT

     The following table summarizes the primary indications, technology, development stage and collaborative partner for our product candidates. This table is qualified in its entirety by reference to the more detailed descriptions appearing elsewhere in this Form 10-K. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that our or our collaborators' clinical trials will demonstrate the safety and efficacy of any product candidates necessary to obtain regulatory approval.

  PRODUCT CANDIDATE         INDICATION               TECHNOLOGY         STAGE(1)          COLLABORATIVE PARTNER
  -----------------         ----------               ----------         --------          ---------------------

  Nutropin Depot            Growth Hormone           ProLease           Marketed           Genentech
  (hGH)                     Deficiency - Pediatric

  RISPERDAL(R)              Schizophrenia            Medisorb           Phase III          Janssen
                                                                        completed

  Nutropin Depot            Growth Hormone           ProLease           Phase II/III       Genentech
  (hGH)                     Deficiency - Adults

  Albuterol                 Asthma                   AIR                Phase II           Alkermes

  Cereport and Carboplatin  Metastatic Brain Tumor   Cereport           Phase II           Alkermes Clinical
                                                                        completed          Partners, L.P.
                                                                                           ("Clinical
                                                                                           Partners")(2)

  Cereport and Carboplatin  Recurrent Malignant      Cereport           Phase II           Clinical Partners(2)
                            Glioma                                      completed

  Medisorb Naltrexone       Alcoholism and           Medisorb           Phase I/II         Alkermes(3)
                            Opiate Abuse

  Cereport and Carboplatin  Pediatric Brain Tumor    Cereport           Phase I/II(4)      Clinical Partners(2)


  r-hFSH (recombinant       Infertility              ProLease           Phase I            Serono
  human follicle                                                        completed
  stimulating hormone)

  Exendin-4 (AC2993)        Diabetes                 Medisorb           Phase I            Amylin

  Insulin                   Diabetes                 AIR                Clinical phase     Lilly
                                                                        undisclosed

  Multiple small molecule   Respiratory Disease      AIR                Preclinical        GlaxoSmithKline
  products

  hGH                       Growth Hormone           AIR                Preclinical        Lilly
                            Deficiency

  Monoclonal antibody       RSV                      AIR                Preclinical        MedImmune

  Others                    Various                  AIR, Medisorb      Preclinical        Undisclosed
                                                     and ProLease

------------
(1) See "Government Regulation" for definitions of "Phase I," "Phase II" and "Phase III" clinical trials. "Phase I/II" clinical trials indicates that the compound is being tested in humans for safety and preliminary indications of biological activity in a limited patient population. "Phase II/III" clinical trials indicates that the trial is being conducted in patients and is testing the safety and efficacy of the compound. "Preclinical" indicates that we or our partners are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in animal models or biochemical assays.
(2) ALZA Corporation ("ALZA") has an option to obtain co-development and worldwide marketing rights to Cereport pursuant to an agreement entered into as of September 1997.
(3) This program has been funded in part with federal funds from the National Institute on Alcohol Abuse and Alcoholism, National Institutes of Health.
(4) This clinical trial is being sponsored and conducted by the Pediatric Branch of the National Cancer Institute.

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

     The product development plan for individual ProLease formulations is expected to proceed in several stages. First, we, either on our own or pursuant to a collaboration, conduct initial feasibility work to test various ProLease formulations for a particular drug in vitro and in vivo. Second, following the successful completion of the feasibility stage, preclinical development and manufacturing scale-up activities directed toward the initiation of clinical trials of the ProLease formulation are conducted in collaboration with a partner or on our own. See "Collaborative Arrangements."

     ProLease Recombinant Human Growth Hormone. We have developed a ProLease formulation of Genentech's rhGH, known as Nutropin Depot, in collaboration with Genentech. In December 1999, the FDA approved Nutropin Depot for use in growth hormone deficient children and, in June 2000, Nutropin Depot was commercially launched. This new formulation requires only one or two doses a month (which may require more than one injection per dose) compared to current growth hormone therapies, that require multiple doses per week. For instance, rhGH is currently administered frequently, often daily, by subcutaneous injection. Growth hormone deficiency ("GHD") results in short stature and potentially other developmental defects. Genentech is the leading supplier of rhGH in the United States. rhGH is approved for use in the treatment of children with growth hormone deficiency, Turner's syndrome, chronic renal insufficiency and other indications and is being tested in an additional indication in adults.

     Genentech is marketing Nutropin Depot in the United States and has announced its commitment to seek a partner for marketing Nutropin Depot outside the United States. We are conducting the manufacturing operations that convert Genentech's Nutropin bulk product into the long-acting dosage form.

     The GHD market is highly competitive and we cannot assure you that the marketing and sales of Nutropin Depot will be successful or that it will gain significant market share. Additionally, we cannot assure you that we will be able to continue to manufacture Nutropin Depot on a commercial scale or economically, or that we will be able to derive significant revenues from sales of Nutropin Depot. If we cannot continue to manufacture Nutropin Depot on a commercial scale or economically or if we do not derive significant revenues from Nutropin Depot, a material adverse effect on our business and financial position could occur.

     We and Genentech have also agreed to continue the clinical development for Nutropin Depot in adults with growth hormone deficiency. This decision follows completion of a Phase I trial of Nutropin Depot in growth hormone deficient adults. We will conduct a Phase II/III clinical trial, funded by Genentech, which we anticipate will commence in calendar year 2001.

     r-hFSH (Recombinant Human Follicle Stimulating Hormone). We are developing a ProLease formulation of r-hFSH with Serono. The product development program for this product candidate was announced in January 2000 after the completion of a feasibility study. This product candidate has successfully completed a Phase I trial. Serono has decided to move forward with the development of the product candidate. Serono is responsible for clinical studies for this program and will be responsible for further clinical development, if any.

     Additional ProLease Formulations. We continue to develop ProLease formulations of other undisclosed compounds pursuant to feasibility agreements with several pharmaceutical and biotechnology companies and for our own account.

     MEDISORB

     Product Development Strategy. Our strategy is to generate multiple product opportunities by applying our Medisorb technology to the development of superior formulations of small molecule pharmaceutical products. We believe these formulations have the potential to expand the utilization of these products and improve the competitive advantage of our collaborators in major markets.

     The product development plan for individual Medisorb formulations is expected to proceed in several stages. First, we, either on our own or pursuant to a collaboration, conduct initial feasibility work to test various Medisorb formulations for a particular drug in vitro and in vivo. Following the successful completion of the feasibility stage, preclinical development and manufacturing scale-up activities directed toward the initiation of clinical trials of the Medisorb formulation are conducted in collaboration with a partner or on our own. See "Collaborative Arrangements."

     RISPERDAL. We are developing and manufacturing a Medisorb sustained-release formulation of Janssen's anti-psychotic drug RISPERDAL. Janssen is an affiliate of Johnson & Johnson. In February 2001, Janssen notified us of the positive results of two multi-center Phase III clinical trials of an intra-muscular ("IM") injectable sustained-release formulation of RISPERDAL. With the completion of the Phase III clinical trials, we and Janssen are preparing for the expected submissions to regulatory agencies, including the FDA. We will manufacture the Medisorb formulation of RISPERDAL for any future clinical trials and commercial sales, if any. Janssen will continue to provide funding to us as we continue the development of Medisorb RISPERDAL and as we prepare to be the commercial manufacturer.

     Naltrexone. We are developing and manufacturing a Medisorb formulation of naltrexone, an FDA-approved drug used for the treatment of alcoholism and opiate abuse and currently available in daily oral dosage form. In April 2001, we announced the initiation of enrollment in the second, multi-center clinical trial of Medisorb Naltrexone. The trial will test the safety, tolerability and pharmacokinetics of repeated doses of Medisorb Naltrexone administered monthly to alcohol-dependent patients. The clinical trial follows the successful completion of a single-dose safety and pharmacokinetic clinical assessment of the drug in normal volunteers conducted in the second half of calendar year 2000. We will manufacture Medisorb Naltrexone for both clinical trials and commercial sales, if any.

     AC2993 (synthetic Exendin-4). In May 2000, we signed a development and license agreement with Amylin for the development of a Medisorb formulation of AC2993, a drug being developed for use in the treatment of type 2 diabetes. Our Medisorb formulation of AC2993 is currently in Phase I clinical trials. We will manufacture the Medisorb formulation of AC2993 for both clinical trials and commercial sales, if any.

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

     Albuterol. We have formulated and are currently conducting a Phase II clinical trial for our proprietary AIR formulation of albuterol sulfate, which is designed to provide both immediate and long-term relief from asthma symptoms. We will manufacture the AIR formulation of albuterol for both clinical trials and commercial sales, if any.

     Lilly. In April 2001, we signed a development and license agreement with Lilly to develop inhaled formulations of insulin including short- and long-acting insulin and other potential products for the treatment of diabetes based on our AIR pulmonary drug delivery technology. A short-acting formulation is currently in clinical development. We will manufacture the formulations of insulin for clinical trials and Lilly will manufacture such products for commercial sales, if any.

     GlaxoSmithKline. In May 2000, we signed a development and license agreement with GlaxoSmithKline to develop certain product candidates for the treatment of four designated fields of respiratory diseases based on our AIR pulmonary drug delivery technology. This agreement followed the completion of a twelve-month feasibility program with GlaxoSmithKline. We are currently in the preclinical stage of development. We and GlaxoSmithKline each have certain rights and obligations with regard to manufacturing any formulations for commercial sales, if any.

     Lilly. In February 2000, we signed a development and license agreement with Lilly to develop an inhaled formulation of human growth hormone based on our AIR pulmonary drug delivery technology. The agreement followed the completion of a nine-month feasibility program conducted by the two companies. The formulation is currently in the preclinical stage of development. We will manufacture the formulation of human growth hormone for both clinical trials and commercial sales, if any.

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

     CEREPORT

     Product Development Strategy. Our strategy to date has been to advance Cereport through clinical trials while establishing its safety, permeability effects in humans and efficacy when used in combination with other drugs. To support the clinical development of Cereport, we formed and transferred substantially all of our rights to the Cereport technology to Clinical Partners, which completed a $46.0 million unit offering in April 1992. We have the option to purchase all of the limited partnership interests in Clinical Partners. As of September 30, 1997, we entered into an agreement with ALZA pursuant to which ALZA has an option to obtain exclusive worldwide commercialization rights to Cereport, subject to the rights of Clinical Partners. See "Collaborative Arrangements -- Clinical Partners" and "Collaborative Arrangements -- ALZA."

     Clinical Trials. We have completed Phase II clinical trials of Cereport and carboplatin in patients with recurrent malignant glioma and metastatic brain tumors. The Pediatric Branch of the National Cancer Institute ("NCI") has completed one study and is conducting two other studies of Cereport in pediatric patients. The first study began in August 1996 and enrolled 25 patients. The study was a non-controlled, open label Phase I/II clinical trial of intravenous Cereport and carboplatin in pediatric brain tumor patients who have failed other therapies. The study was completed in August 1999. The second study began in June 1998 and is a Phase II multi-center study in pediatric brain tumor patients. Ten centers are enrolling up to a total of 146 children over a two- to four-year period. The third study began in April 2001 and is a Phase I/II multi-center study in pediatric patients with brainstem glioma. Ten centers are enrolling up to a total of 60 children over a two- to four-year period.

COLLABORATIVE ARRANGEMENTS

     Our business strategy includes forming collaborations to provide technological, financial, marketing, manufacturing and other resources. We have entered into several corporate collaborations.

     GENENTECH

     In November 1996, Genentech exercised its option to obtain from us a license for a ProLease formulation of rhGH. In April 1999, Alkermes and Genentech amended and restated the license agreement to expand our collaboration for Nutropin Depot, an injectable long-acting formulation of Genentech's recombinant human growth hormone based upon our ProLease drug delivery system. Nutropin Depot for pediatric use was launched in June 2000 by Genentech. Under the agreement, we and Genentech have been conducting expanded development activities, including clinical trials in an additional indication (adult growth hormone deficiency), process development and manufacturing. We will be responsible for conducting additional clinical trials and manufacturing for Nutropin Depot for the adult indication and are to receive manufacturing revenues and royalties on product sales in this indication, if any.

     Genentech has the right to terminate the agreement for any reason upon six months' written notice. In addition, either party may terminate the agreement upon the other party's material default which is not cured within 90 days of written notice, or upon the other party's insolvency or bankruptcy.

     In April 2001, we executed a Manufacture and Supply Agreement with Genentech for the manufacture and supply of Nutropin Depot to Genentech for commercial sales. Pursuant to the terms of the agreement we are the sole supplier and manufacturer of Nutropin Depot. The Manufacture and Supply Agreement terminates on expiration of the license agreement. In addition, either party may terminate the agreement upon a material breach by the other party which is not cured within 90 days' written notice, upon 60 days' written notice in the event of the other party's insolvency or bankruptcy or upon 90 days' written notice in the event a force majure event occurs and continues for more than six months.

     In connection with the expanded collaboration in April 1999, Genentech purchased 3,500 shares of our 1999 redeemable convertible exchangeable preferred stock for an aggregate purchase price of $35 million. The proceeds from the sale of our 1999 preferred stock were used to fund our expanded rhGH program for calendar years 1999 and 2000. In February 2000, Genentech exercised its option to convert the 1999 convertible preferred stock together with accrued and unpaid dividends into 322,376 shares of our common stock and 382,632 shares of our non-voting common stock.

     JANSSEN

     Pursuant to a development agreement, we are collaborating with Janssen, an affiliate of Johnson & Johnson, in the development of a sustained-release formulation of RISPERDAL utilizing the Medisorb technology. In October 1996, we announced the expansion of the development agreement. Under the development agreement, we are responsible for production of Medisorb RISPERDAL for clinical trials. Janssen is responsible for conducting clinical trials of Medisorb RISPERDAL and securing all necessary regulatory approvals. Janssen has provided development funding to us for the continued clinical development of Medisorb RISPERDAL. Based upon positive results of two Phase III clinical trials, we are working with Janssen towards filing a New Drug Application ("NDA") with the FDA and other regulatory agencies. We will manufacture any such products for commercial sale and will receive manufacturing revenues and royalties on sales, if any.

     Under related license agreements, Janssen and an affiliate have exclusive worldwide licenses from us to manufacture, use and sell Medisorb RISPERDAL. Under the license agreements, Janssen is required to pay us certain royalties with respect to all Medisorb RISPERDAL sold to customers. Janssen can terminate the development agreement or the license agreements upon 30 days' prior written notice.

     Pursuant to a manufacture and supply agreement, Janssen has appointed us as the exclusive supplier of Medisorb RISPERDAL for commercial sales, if any. The agreement terminates on expiration of the license agreements. In addition, either party may terminate the agreement upon a material breach by the other party which is not cured within 60 days' written notice or upon written notice in the event of the other party's insolvency or bankruptcy. Janssen may terminate the agreement upon 30 days' written notice prior to commencement of commercial manufacturing and upon six-months' written notice after such event; provided, however, Janssen cannot terminate the agreement without good cause during the two-year period following commencement of commercial manufacturing unless it also terminates the license agreements.

     SERONO

     Pursuant to a development agreement entered into in January 2000, we are collaborating with Serono for the development of a ProLease formulation of r-hFSH (recombinant human follicle stimulating hormone). Serono is to provide us with research and development funding and milestone payments. We are responsible for formulation and preclinical testing and Serono will be responsible for conducting clinical trials and securing regulatory approvals and, together with its affiliates, for the marketing of any products that result from the collaboration. We will manufacture any such products for clinical trials and commercial sale and will receive manufacturing revenues and royalties on sales, if any.

     Serono may terminate the development agreement for any reason, upon 90 days' written notice if such termination notice occurs prior to the first commercial launch of a product under the development agreement, or upon six months' written notice if such notice occurs subsequent to such event. In addition, either party may terminate the development agreement upon a material breach by the other party of such agreement which is not cured within 60 days' written notice.

     LILLY

     hGH

     In February 2000, we entered into a development and license agreement with Lilly for the development of an inhaled formulation of human growth hormone based on our AIR pulmonary drug delivery technology. Pursuant to the agreement we are responsible for formulation and preclinical testing as well as development of a device to use in connection with any products. Lilly has paid or will pay to us certain initial fees, research funding and milestone payments upon achieving certain development and commercialization goals and we will also receive royalty payments based on product sales, if any. Lilly has exclusive worldwide rights to make, use and sell products resulting from such development. Lilly will be responsible for obtaining all regulatory approvals and marketing any products. We will manufacture any such products for clinical trials and commercial sales and receive manufacturing revenues and royalties on product sales, if any.

     Lilly has the right to terminate the agreement upon 90 days' written notice at any time prior to the first commercial launch of a product, or upon six months' written notice at any time after such first commercial launch. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days' written notice.

     Insulin

     In April 2001, we entered into a development and license agreement with Lilly for the development of inhaled formulations of insulin, including short- and long-acting insulin and other potential products for the treatment of diabetes, based on our AIR pulmonary drug delivery technology. Pursuant to the agreement, we are responsible for formulation and preclinical testing as well as development of a device to use in connection with any products. Lilly has paid or will pay to us certain initial fees, research funding and milestone payments upon achieving certain development and commercialization goals. Lilly has exclusive worldwide rights to make, use and sell products resulting from such development. Lilly will be responsible for obtaining all regulatory approvals and marketing any insulin products. We will manufacture any such products for clinical trials and Lilly will manufacture any such products for commercial sales. We will receive certain royalties based upon such product sales, if any.

     Lilly has the right to terminate the agreement upon 90 days' written notice at any time prior to the first commercial launch of a product, or upon six months' written notice at any time after such first commercial launch. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days' written notice.

     GLAXOSMITHKLINE

     In May 2000, following a twelve-month feasibility study, we entered into a license agreement with GlaxoSmithKline for the use of our AIR technology in the development of multiple product candidates for four respiratory disease categories. Under the agreement, GlaxoSmithKline has exclusive worldwide rights to products resulting from the collaboration in exchange for development funding, milestones and royalties. GlaxoSmithKline is responsible for conducting clinical trials, if any, obtaining regulatory approvals and marketing any resulting products on a worldwide basis. We each have manufacturing rights for commercial sales and we will receive certain manufacturing revenues and royalties on product sales, if any.

     GlaxoSmithKline has the right to terminate the agreement at any time with 60-days' written notice. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days' written notice.

     AMYLIN

     In May 2000, we entered into a development and license agreement with Amylin for the development of a Medisorb formulation of AC2993 (synthetic Exendin-4) for the treatment of type 2 diabetes.

     Pursuant to the development agreement, Amylin has an exclusive, worldwide license to the Medisorb technology for the development and commercialization of injectable sustained-release formulations of exendins and other related compounds that Amylin may develop. We will receive funding for research and development and milestone payments comprised of cash and warrants for Amylin common stock upon achieving certain development and commercialization goals and will also receive a combination of royalty payments and manufacturing fees based on any future product sales. We are initially responsible for developing and testing several formulations, manufacturing for clinical trials, if any, and for commercial sales of any products that may be developed pursuant to the agreement. Amylin is responsible for conducting clinical trials, if any, securing regulatory approvals and marketing any products resulting from the collaboration on a worldwide basis.

     Amylin may terminate the development agreement for any reason on 90 days' written notice if such termination occurs before filing a NDA with the FDA or six months' written notice after such event. In addition, either party may terminate the development agreement upon a material default or breach by the other party that is not cured within 90 days' written notice.

     MEDIMMUNE

     In June 2000, we entered into a development, license and supply agreement with MedImmune for the development of an AIR formulation of a monoclonal antibody for the treatment of RSV.

     Pursuant to the agreement, MedImmune has an exclusive license to any products produced under the agreement. We will receive certain fees, development funding and milestone payments upon achieving certain development and commercialization goals and will also receive manufacturing fees and royalties on product sales, if any. We will be responsible for product formulation, pulmonary delivery device development and manufacturing. MedImmune will be responsible for clinical trials, if any, regulatory approvals and worldwide marketing of any products resulting from the collaboration.

     MedImmune may terminate the development agreement for any reason upon 90 days' written notice if such termination occurs prior to the filing of a Biologics License Application ("BLA") or NDA with the FDA or six months' written notice after such event. In addition, either party may terminate the development agreement upon a material default or breach by the other party which is not cured within a certain cure period ranging from 30 to 120 days.

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

     Pursuant to a product development agreement, dated March 6, 1992, we transferred substantially all of our rights related to Cereport to Clinical Partners. We have an option to purchase all of the limited partnership interests in Clinical Partners and thereby reacquire the transferred technology. We are required to fund the development of Cereport to maintain our purchase option.

     Clinical Partners may terminate the research program for any or all products upon the affirmative vote of 75% of the directors of the general partner of Clinical Partners, Alkermes Development Corporation II ("ADC II"), one of our wholly owned subsidiaries, that such research is not feasible or is not economical. Clinical Partners may terminate the marketing program for any or all products upon the affirmative vote of 75% of the directors of ADC II based on the directors' good faith business judgment. Clinical Partners may also terminate the research or marketing program if we have materially breached the agreement and not cured such breach within 30 days' written notice. Both parties may terminate the research or marketing program upon mutual consent or upon the insolvency or bankruptcy of the other party.

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

     The general partner of Clinical Partners is ADC II. One of the three current members of the board of directors of ADC II is a person not affiliated with us. The non-affiliated person was nominated by the sales agent for the private placement. The sales agent has the right and will continue to have the right to nominate at least half of the members of ADC II's board of directors until ADC II or some other affiliate of Alkermes ceases to be the general partner of Clinical Partners, Clinical Partners is terminated in accordance with the terms of the limited partnership agreement or the sales agent's venture capital investment partnership ceases to be a limited partner of Clinical Partners.

     ALZA

     In October 1997, we, along with ALZA, announced that we had entered into an agreement relating to the development and commercialization of Cereport. Under the terms of the agreement, ALZA has the option to acquire exclusive, worldwide, commercialization rights to Cereport, subject to the rights and obligations of Clinical Partners. If ALZA chooses to exercise its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, they will pay us certain milestone payments. We would be responsible for the manufacturing of Cereport and we would share approximately equally in profits from sales of the product, if any.

MANUFACTURING

     We currently have manufacturing facilities in Cambridge, Massachusetts and Wilmington, Ohio. The manufacture of our product candidates for clinical trials and commercial purposes is subject to current good manufacturing practices ("GMP") and other federal regulations. Prior to our manufacture of Nutropin Depot, we had never operated an FDA-approved commercial manufacturing facility. There can be no assurance that we will maintain the necessary approvals for commercial manufacturing or obtain approvals for any additional facilities.

     If we are not able to develop and maintain manufacturing capacity and experience, or to continue to contract for manufacturing capabilities on acceptable terms, our ability to supply product for commercial sales, clinical trials and preclinical testing will be compromised. In addition, delays in obtaining regulatory approvals might result, as well as delays of commercial sales if approvals are not obtained on a timely basis. Such delays could materially adversely affect our competitive position and our business, financial condition and results of operations.

     PROLEASE

     ProLease manufacturing involves microencapsulation of drug substances provided to us by our collaborators in small polymeric microspheres using extremely cold processing conditions suitable for fragile molecules. The ProLease manufacturing process consists of two basic steps. First, the drug is formulated with stabilizing agents and dried to create a fine powder. Second, the powder is microencapsulated in polymer at very low temperatures. Pursuant to agreements with certain of our collaborators, we have the right to manufacture ProLease products for commercial sale.

     We have a commercial scale ProLease manufacturing facility of approximately 32,000 square feet in Cambridge, Massachusetts. The facility includes two manufacturing suites, one of which is dedicated to the production of Nutropin Depot at commercial scale. The facility has had a successful pre-approval inspection by the FDA for the manufacture of Nutropin Depot and we are currently manufacturing Nutropin Depot to supply product to Genentech for commercial sale.

     We also have a clinical production facility that we have validated for manufacturing in accordance with current GMP. The facility is being used to manufacture product candidates incorporating our ProLease sustained-release delivery system for use in clinical trials.

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

     We operate a 50,000 square foot GMP manufacturing facility for commercial scale Medisorb manufacturing in Wilmington, Ohio. We manufacture the Medisorb formulation of RISPERDAL for Janssen at this facility. The facility has not been inspected by the FDA or other foreign regulatory agencies. We are currently expanding in Wilmington, Ohio for additional Medisorb manufacturing capacity.

     AIR

     The AIR manufacturing process uses spray drying. We take drugs provided by our partners or purchased from generic manufacturers, combine the drugs with certain excipients commonly used in other aerosol formulations and spray dry the solution in commercial spray dryers. During the manufacturing process, solutions of drugs and excipients are spray dried to form a free flowing powder and the powder is filled and packaged into final dosage units. AIR has a manufacturing facility which is part of our 46,000 square foot facility which AIR leases in Cambridge, Massachusetts, where powders and final dosage units are prepared under current GMP for use in clinical trials. Our current manufacturing facility and equipment have the capacity to produce commercial scale quantities of certain product candidates. In addition, we have plans to build an AIR manufacturing facility in Chelsea, Massachusetts. AIR's inhalation devices are produced under current GMP at a contract manufacturer in the United States.

     CEREPORT

     Cereport is a small peptide manufactured using standard synthetic techniques. We rely on an independent European pharmaceutical company for the manufacture and supply of Cereport. Scale-up of the Cereport manufacturing process to support international clinical trials and commercial launch, if any, has been completed. Other companies have been identified which could manufacture and supply our requirements for Cereport.

MARKETING

     We intend to market the majority of our ProLease, Medisorb and AIR products through corporate partners. We have entered into development agreements, which include sales and marketing arrangements, for ProLease product candidates with Genentech and Serono, for Medisorb product candidates with Janssen and Amylin and for AIR product candidates with Lilly, GlaxoSmithKline and MedImmune. For our proprietary products, we will determine whether to market the products ourselves or to find a marketing partner.

     In October 1997, we entered into an agreement with ALZA pursuant to which ALZA has an option to enter into a worldwide exclusive commercialization agreement for Cereport. If Cereport is successfully commercialized by ALZA, they will pay us certain milestone payments. Under the terms of the agreement, we are responsible for the manufacture of Cereport, and we will share approximately equally in profits from the sale of the product, if any.

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

COMPETITION

     The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. We face, and will continue to face, intense competition in the development, manufacturing, marketing and commercialization of our product candidates from academic institutions, government agencies, research institutions, biotechnology and pharmaceutical companies, including our collaborators, and drug delivery companies. There can be no assurance that developments by others will not render our product candidates or technologies obsolete or noncompetitive, or that our collaborators will not choose to use competing drug delivery methods. At the present time, we have no sales force or marketing experience and we have only limited commercial manufacturing experience. In addition, many of our competitors and potential competitors have substantially greater capital resources, manufacturing and marketing experience, research and development resources and production facilities than we do. Many of these competitors also have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals.

     With respect to ProLease and Medisorb, we are aware that there are other companies developing sustained-release delivery systems for pharmaceutical products. With respect to AIR, we are aware that there are other companies marketing or developing pulmonary delivery systems for pharmaceutical products. In many cases, there are products on the market or in development that may be in direct competition with our product candidates. In addition, other companies are developing new chemical entities or improved formulations of existing products which, if developed successfully, could compete against our formulations of any products we develop or those of our collaborators. These chemical entities are being designed to have different mechanisms of action or improved safety and efficacy. In addition, our collaborators may develop, either alone or with others, products that compete with the development and marketing of our product candidates.

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

     We have a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. We have filed numerous United States and international patent applications directed to composition of matter as well as processes of preparation and methods of use, including applications relating to permeabilizers, certain rights to which have been licensed to Clinical Partners and to each of our delivery technologies. We own approximately 55 issued United States patents. No United States patent issued to us that is currently material to our business will expire prior to 2009. In the future, we plan to file further United States and foreign patent applications directed to new or improved products and processes. We intend to file additional patent applications when appropriate and defend our patent position aggressively.

     We have exclusive rights through licensing agreements with third parties to approximately 26 issued United States patents, a number of United States patent applications and corresponding foreign patents and patent applications in many countries, subject in certain instances to the rights of the United States government to use the technology covered by such patents and patent applications. No issued United States patent to which we have licensed rights and which is currently material to our business will expire prior to 2016. Under certain licensing agreements, we currently pay annual license fees and/or minimum annual royalties. During the fiscal year ended March 31, 2001, these fees totaled $124,000. In addition, under all licensing agreements, we are obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

     We know of several United States patents issued to other parties that relate to our product candidates. One of those parties has asked us to compare our Medisorb technology to that party's patented technology. Another such party has asked a collaborative partner to substantiate how our ProLease microspheres are different from that party's patented technology. The manufacture, use, offer for sale, sale or importing of these product candidates might infringe on the claims of these patents. A party might file an infringement action against us. Our cost of defending such an action is likely to be high and we might not receive a favorable ruling.

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

     We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our corporate partners, collaborators, employees and consultants. Any of these parties may breach the agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business, results of operations and financial condition could be adversely affected.

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

     As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animal models to assess the drug's efficacy and to identify potential safety problems. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application ("IND"), which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. Phase I trials are conducted with a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase II trials are designed to provide additional information on dosing and preliminary evidence of product efficacy. Phase III trials are large-scale studies designed to provide statistical evidence of efficacy and safety in humans. The results of the preclinical testing and clinical trials of a pharmaceutical product are then submitted to the FDA in the form of an NDA, or for a biological product in the form of a Product License Application ("PLA"), for approval to commence commercial sales. Preparing such applications involves considerable data collection, verification, analysis and expense. In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

     Prior to marketing, any product developed by us or our collaborators must undergo an extensive regulatory approval process, which includes preclinical testing and clinical trials of such product candidate to demonstrate safety and efficacy. This regulatory process can require many years and the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated which may result in delay or failure to receive FDA approval. Similar delays or failures may be encountered in foreign countries. Delays, increased costs and failures in obtaining regulatory approvals would have a material adverse effect on our business, financial condition and results of operations.

     Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with GMP. Before approval of an NDA or PLA, the FDA will perform a pre-approval inspection of the facility to determine its compliance with GMP and other rules and regulations. In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. After the establishment is licensed, it is subject to periodic inspections by the FDA.

     The requirements which we must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in such countries can be as rigorous and costly as those described above.

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

EMPLOYEES

     As of June 6, 2001, we had approximately 415 employees. A significant number of our management and professional employees have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

                                   MANAGEMENT

     The following sets forth certain information with respect to the executive officers of Alkermes:

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers, who are elected to serve at the pleasure of the Board of Directors, are as follows:

         NAME                                 AGE                  POSITION
         ----                                 ---                  --------

         Richard F. Pops                      39       Chief Executive Officer and Director
         Robert A. Breyer                     57       President and Director
         David A. Broecker                    40       Chief Operating Officer
         Raymond T. Bartus                    54       Senior Vice President, Preclinical Research and
                                                       Development
         J. Duncan Higgons                    46       Senior Vice President, Proprietary Products
         James L. Wright                      53       Senior Vice President, Research and
                                                       Development
         James M. Frates                      33       Vice President, Chief Financial Officer and
                                                       Treasurer
         Michael J. Landine                   47       Vice President, Corporate Development

     Mr. Pops has been Chief Executive Officer and a Director since February 1991. Mr. Pops currently serves on the Board of Directors of Neurocrine Biosciences, Inc., the Biotechnology Industry Organization (BIO), the Massachusetts Biotechnology Council (MBC) and The Brain Tumor Society (a non-profit organization).

     Mr. Breyer has been President and a Director since July 1994 and served as Chief Operating Officer from July 1994 to February 2001. From August 1991 to December 1993, Mr. Breyer was President and General Manager of Eli Lilly Italy, a subsidiary of Eli Lilly and Company.

     Mr. Broecker has been Chief Operating Officer since February 2001. From August 1985 to January 2001, he was employed at Eli Lilly and Company. During his tenure at Eli Lilly, Mr. Broecker managed Eli Lilly's largest pharmaceutical manufacturing facility outside of the United States, located in Kinsale, Ireland, where as General Manager he led manufacturing operations for products accounting for 50% of worldwide Eli Lilly sales. He also worked as a General Manager in Eli Lilly's packaging and distribution operations in Germany, and Director of Marketing for Advanced Cardiovascular Systems, now a part of Guidant. Mr. Broecker holds a B.A. in Chemistry from Wabash College, an M.S. in Chemical Engineering from M.I.T. and an M.B.A. in Marketing and Finance from the University of Chicago.

     Dr. Bartus has been Senior Vice President, Preclinical Research and Development since December 1996. From November 1992 to December 1996, Dr. Bartus served as our Senior Vice President, Neurobiology. He holds an M.S. in Experimental Psychology and a Ph.D. in Physiological Psychology from North Carolina State University.

     Mr. Higgons has been Senior Vice President, Proprietary Products since February 2001. From December 1994 to February 2001, Mr. Higgons served as Vice President, Business Development of Alkermes.

     Dr. Wright became Senior Vice President, Research and Development of Alkermes in June 2001 and has been a Senior Vice President of AIR since September 1999. From December 1994 to September 1999, Dr. Wright was Vice President, Pharmaceutical Development of Alkermes. Dr. Wright received a B.A. in Chemistry and Biology from the University of California, Santa Barbara and a Ph.D. in Pharmacy from the University of Wisconsin.

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

                                  RISK FACTORS

OUR DELIVERY TECHNOLOGIES MAY NOT PRODUCE SAFE, EFFICACIOUS OR COMMERCIALLY VIABLE PRODUCTS

     Each of our product candidates, except Nutropin Depot needs significant additional research and development and requires FDA approval before it can be marketed. Nutropin Depot has received FDA approval and was commercially launched in June 2000. To be profitable, we must develop, manufacture and market our products, either alone or by collaborating with others. It can take several years for a product to be approved and we may not be successful in bringing additional product candidates to the market. A new drug may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. The drug may:

     - be shown to be ineffective or to cause harmful side effects during preclinical testing or clinical trials;

     -    fail to receive regulatory approval on a timely basis or at all;

     -    be difficult to manufacture on a large scale;

     -    be uneconomical;

     -    not be prescribed by doctors or accepted by patients;

     - fail to receive a sufficient level of reimbursement from government or third-party payors; or

     -    infringe on proprietary rights of another party.

     If our technologies fail to generate product candidates that lead to the successful development and commercialization of products, or if our partners decide not to pursue our product candidates, our business and financial condition will be materially adversely affected.

NUTROPIN DEPOT MAY NOT PRODUCE SIGNIFICANT REVENUES

     Our first product, Nutropin Depot, was approved by the FDA in December 1999 and was commercially launched in June 2000. Genentech is responsible for marketing the product, which faces significant competition from the currently approved products that treat growth hormone deficiency. In addition, Genentech has a number of daily injection formulations on the market, which may affect its efforts related to Nutropin Depot. The revenues we receive from the sale of Nutropin Depot may not be significant and depend on numerous factors outside of our control, including Genentech's decisions on pricing and discounting, Genentech's reliance on third-party marketing partners outside the United States, the ability to obtain reimbursement from third-party payors, the market size for the product and the reaction of companies that market competitive products, as well as general market conditions. In addition, our costs to manufacture Nutropin Depot may be higher than we anticipate if certain volume levels are not achieved. If Nutropin Depot does not produce significant revenues or if our manufacturing costs are higher than we anticipate, our business and financial condition could be materially adversely affected.

OUR MANUFACTURING EXPERIENCE IS LIMITED

     We currently manufacture each of our product candidates, except for Cereport. The manufacture of drugs for clinical trials and for commercial sale is subject to regulation by the FDA under current GMP regulations and by other regulators under other laws and regulations. We have manufactured product candidates for use in clinical trials but we have only limited experience manufacturing Nutropin Depot for commercial sale. We cannot assure you that we can successfully manufacture our products under current GMP regulations or other laws and regulations in sufficient quantities for commercial sale, or in a timely or economical manner.

     In October 1998, we completed construction of a new commercial manufacturing plant for Nutropin Depot and future ProLease product candidates. In 2000, we completed an expansion of our existing Medisorb manufacturing facility. The only manufacturing facility that the FDA has inspected and approved is for the manufacture of Nutropin Depot. We cannot guarantee that the FDA or foreign regulatory agencies will approve any of our other facilities or, once they are approved, that we will remain in compliance with current GMP.

     We rely on an unrelated party to manufacture Cereport for use in clinical trials. We expect to rely on the same party to manufacture Cereport for commercial sale, if any. If we are unable to do so, or the manufacturer fails to perform as required, we may be unable to secure an alternative manufacturer on reasonable terms or in a timely manner.

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

     If we fail to develop manufacturing capacity and experience, fail to continue to contract for manufacturing on acceptable terms, or fail to manufacture our product candidates economically on a commercial scale or in accordance with current GMP, our development programs will be materially adversely affected. This may result in delays in receiving FDA or foreign regulatory approval for one or more of our product candidates or delays in the commercial production of a product that has already been approved. Any such delays could materially adversely affect our business and financial condition.

AS NUTROPIN DEPOT IS USED COMMERCIALLY, UNINTENDED SIDE EFFECTS, ADVERSE REACTIONS OR INCIDENTS OF MISUSE MAY APPEAR

     Until last year, the use of Nutropin Depot had been limited to clinical trial patients under controlled conditions and under the care of physicians. We cannot predict whether the commercial use of Nutropin Depot will produce undesirable or unintended side effects that have not been evident in our clinical trials to date. Additionally, incidents of product misuse may occur. These events, among others, could result in additional regulatory controls.

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

     Completion of clinical trials may take several years or more. The length of time can vary substantially with the type, complexity, novelty and intended use of the product candidate. The commencement and rate of completion of clinical trials may be delayed by many factors, including:

     -    the inability to recruit patients at the expected rate;

     - the failure of clinical trials to demonstrate a product candidate's efficacy;

     -    the inability to follow patients adequately after treatment;

     -    the inability to predict unforeseen safety issues;

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

THE FDA OR FOREIGN REGULATORY AGENCIES MAY NOT APPROVE OUR PRODUCT CANDIDATES

     Approval from the FDA is required to manufacture and market pharmaceutical products in the United States. Regulatory agencies in foreign countries have similar requirements. The process that pharmaceutical products must undergo to obtain this approval is extensive and includes preclinical testing and clinical trials to demonstrate safety and efficacy and a review of the manufacturing process to ensure compliance with current GMP. This process can last many years and be very costly and still be unsuccessful. FDA or foreign regulatory approval can be delayed, limited or not granted at all for many reasons, including:

     -    a product candidate may not be safe or effective;

     - data from preclinical testing and clinical trials can be interpreted by FDA or foreign regulatory officials in different ways than we interpret it;

     - the FDA or foreign regulatory agencies might not approve our manufacturing processes or facilities;

     - the FDA or foreign regulatory agencies may change their approval policies or adopt new regulations; and

     - a product candidate may not be approved for all the indications we requested.

     Most of our product candidates are drug delivery systems combined with a drug in a single formulation to treat a specific condition. In most cases, the FDA has already approved the drug used in these product candidates for treating the condition targeted by the product candidate. In some cases, the drug used in our product candidates has not been approved at all or has not been approved for every indication we are targeting. Any delay in the approval process for any of our product candidates will result in increased costs that could materially and adversely affect our business and financial condition.

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

WE ANTICIPATE WE WILL INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE

     We have had net operating losses since being founded in 1987. At March 31, 2001, our accumulated deficit was $282.5 million. These losses principally consist of the costs of research and development, the costs of acquiring rights to research and development performed by others and general and administrative expenses. The majority of revenues that we have received have come from collaboration and development agreements and interest income. We expect to incur substantial additional expenses over the next several years as our research and development activities, including clinical trials, accelerate and as we continue to manufacture Nutropin Depot or other future products for commercial sale. In addition, we expect these costs to increase over prior years as we expand development of our proprietary product candidates. Because we do not expect to generate significant revenues from the sale of products, if any, for several years, we anticipate that additional expenses will result in losses.

     Our future profitability depends, in part, on:

     -    obtaining regulatory approval for additional product candidates;

     -    obtaining regulatory approval in foreign countries;

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

     Our manufacturing facilities in Cambridge, Massachusetts and Wilmington, Ohio require specialized personnel and are expensive to operate and maintain. Any delay in the approval or market launch of future product candidates to be manufactured in these facilities will require us to continue to operate these expensive facilities and retain the specialized personnel, which may increase our expected losses.

WE NEED TO SPEND SUBSTANTIAL FUNDS TO BECOME PROFITABLE

     We believe that our liquid assets, anticipated funding from our collaborators, and interest income will satisfy our capital and operating requirements for the foreseeable future, but we cannot guarantee that this will be the case. We will need to spend substantial amounts of money before we can be profitable, if ever. The amount we will spend, and when we will spend it, will depend, in part, on:

     - how our research and development programs for proprietary and collaborative product candidates, including clinical trials, progress;

     - how much time and expense will be required to receive FDA and foreign regulatory approvals for our product candidates;

     - the cost of building, operating and maintaining manufacturing facilities;

     - how many product candidates we pursue, especially proprietary product candidates;

     - how much time and money we need to prosecute and enforce patent rights;

     - how competing technological and market developments affect our product candidates;

     - the cost of possible acquisitions of drug delivery technologies, compounds or companies;

     - the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise; and

     - whether and how we choose to exercise our option to purchase the limited partnership interests in Clinical Partners.

     If we require additional funds to complete any of our programs, we may seek funds through arrangements with collaborators, by issuing securities or through debt financing. If we are unable to raise additional funds on terms that are favorable to us, we may have to cut back significantly on one or more of our programs, give up some of our rights to our technologies or product candidates or agree to reduced royalty rates from collaborators.

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

     We cannot control our collaborators' performance or the resources they devote to our programs. If a collaborator fails to perform, the research, development or commercialization program on which it is working will be delayed. If this happens, we may have to use funds, personnel, laboratories and other resources that we have not budgeted, and consequently, we may not be able to continue the program. The failure of a collaborator to perform or a loss of a collaborator may materially adversely affect our business and financial condition.

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

     None of our drug delivery systems can be commercialized as stand-alone products but must be combined with a drug. To develop any new proprietary product candidate using one of these drug delivery systems, we often must obtain the drug from another party. We cannot assure you that we will be able to obtain any such drugs on reasonable terms, if at all.

WE MAY NOT BE SUCCESSFUL IN THE DEVELOPMENT OF PRODUCTS FOR OUR OWN ACCOUNT

     In addition to our development work with collaborators, we are developing proprietary product candidates for our own account and applying our drug delivery technologies to off-patent drugs. Because we are funding the development of such programs, there is a risk that we may not be able to continue to fund all such programs to completion or to provide the support necessary to perform the clinical trials, obtain regulatory approvals or market any approved products on a worldwide basis. We expect the development of products for our own account to consume more resources than our programs with collaborators. If we are able to develop commercial products on our own, the risks associated with these programs may be greater than those with our programs with collaborators.

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

     We and our contract manufacturer of Cereport also are required to comply with the FDA current GMP regulations. GMP regulations include requirements relating to quality control, quality assurance and maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA and other foreign regulatory agencies and must be approved before we can use them in commercial manufacturing of our products. We or our contract manufacturer may be unable to comply with current GMP requirements and other FDA or foreign regulatory requirements. If we or our contract manufacturer fail to comply, our business and financial condition will be materially adversely affected.

WE ARE EXPOSED TO PRODUCT LIABILITY CLAIMS

     We may be exposed to liability claims arising from the use of our product candidates in clinical trials and the commercial sale of our product, Nutropin Depot. These claims may be brought by consumers, our collaborators or parties selling the products. We currently carry liability insurance for claims arising from the use of our product candidates during clinical trials and the commercial sale of our products in the amount of up to $10 million per occurrence and $10 million in the aggregate. However, we cannot provide any assurance that this coverage will be sufficient to satisfy any liabilities that may arise. As our development activities progress and we continue to have commercial sales, this coverage may be inadequate; and we may be unable to get adequate coverage at an acceptable cost or we may be unable to get adequate coverage at all. This could prevent or limit our commercialization of our product candidates. Even if we are able to continue to carry insurance that we believe is adequate, our financial condition may be materially adversely affected by a product liability claim.

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

     There are other companies developing sustained-release drug delivery systems and pulmonary delivery systems. In many cases, there are products on the market or in development that may be in direct competition with our product candidates. In addition, we know of new chemical entities that are being developed that, if successful, could compete against our product candidates. These chemical entities are being designed to work differently than our product candidates and may turn out to be safer or to be more effective than our product candidates. Among the many experimental therapies being tested in the United States and Europe, there may be some that we do not now know of that may compete with our drug delivery systems or product candidates. Our collaborators could choose a competing drug delivery system to use with their drugs instead of one of our drug delivery systems.

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

Rapid technological change could render our drug delivery systems obsolete or noncompetitive

     Major technological changes can happen quickly in the biotechnology and pharmaceutical industries; and the development by competitors of technologically improved or different products or drug delivery technologies may make our product candidates or platform technologies obsolete or noncompetitive.

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

     We know of several United States patents issued to other parties that relate to our product candidates. One of those parties has asked us to compare our Medisorb technology to that party's patented technology. Another such party has asked a collaborative partner to substantiate how our ProLease microspheres are different from that party's patented technology. The manufacture, use, offer for sale, sale or importing of these product candidates might infringe on the claims of these patents. A party might file an infringement action against us. Our cost of defending such an action is likely to be high and we might not receive a favorable ruling.

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

WE HAVE NO MARKETING OR SALES EXPERIENCE

     We currently have no experience in marketing or selling pharmaceutical products. To achieve commercial success for any product that may be approved by the FDA or foreign regulatory authorities, particularly products developed for our own account, we must either develop a marketing and sales force or contract with another party (including collaborators) to perform these services for us. In either case, we will be competing with companies that have experienced and well-funded marketing and sales operations. We may not be successful in developing a marketing and sales force or in contracting with a third party on acceptable terms to sell our products.

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

WE MAY ENCOUNTER DIFFICULTIES INTEGRATING FUTURE ACQUISITIONS

     We may acquire novel technologies or compounds through acquisitions. We cannot assure you that any such future acquisition will be successfully integrated with our current businesses, will achieve revenues or will be profitable. We may have difficulty assimilating the operations, technology and personnel of any acquired businesses.

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

3 3/4% Convertible Subordinated Notes due 2007

     In February 2000, we issued and sold $200 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2007 (the "3 3/4% notes"). The 3 3/4% notes carry certain redemption provisions and each holder may convert its 3 3/4% notes into shares of common stock at any time prior to maturity. We have already registered for resale shares of our common stock issuable on conversion under the Securities Act of 1933. The 3 3/4% notes are convertible into our common stock, at the option of the holder, at a price of $67.75 per share, subject to adjustment upon certain events.

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

Stock options and awards

     At March 31, 2001, we were obligated to issue 9,674,703 shares of common stock upon the exercise of stock options and vesting of stock awards.

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

     -    general market conditions;

     -    success of our research and development programs;

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

ITEM 2. PROPERTIES

     We lease and occupy approximately 153,000 square feet of laboratory, manufacturing and office space in Cambridge, Massachusetts under several leases expiring in the years 2002 to 2012. Additionally, we have entered into a new lease in October 2000, for a new facility to be constructed adjacent to our current headquarters for approximately 145,000 square feet of laboratory, clinical manufacturing and office space. The term of this lease is scheduled to commence in May 2002 and terminate in April 2012. Several of the leases contain provisions permitting us to extend the term of such leases for up to two ten-year periods. We have a GMP clinical suite at one of our Massachusetts facilities, which is for the manufacture of product candidates incorporating the ProLease delivery system. We operate a GMP manufacturing facility for our AIR technology at another of our Massachusetts facilities. We also have a 32,000 square foot commercial scale ProLease manufacturing facility in Cambridge, Massachusetts.

     During fiscal 2001, we entered into a new lease for a 91,000 square foot building which we are developing as a commercial scale AIR manufacturing facility in Chelsea, Massachusetts. The lease term is for fifteen years with an option to extend the term of such lease for up to two five-year periods.

     We own and occupy approximately 50,000 square feet of manufacturing, office and laboratory space in Wilmington, Ohio. The facility contains a GMP production facility designed for the production of Medisorb microspheres on a commercial scale. During 2000, we completed an expansion of our Medisorb commercial manufacturing facility in Wilmington, Ohio, to prepare for commercial scale manufacture of Medisorb RISPERDAL. Additionally, we are currently planning to construct a second facility in Wilmington, Ohio for commercial manufacturing. We also lease and occupy approximately 30,000 square feet of laboratory and office space in Blue Ash, Ohio under a lease expiring in 2003.

     Alkermes Europe, Ltd., one of our wholly owned subsidiaries, leases and occupies approximately 4,600 square feet of office space in Cambridge, England under a lease expiring in the year 2002.

     We believe that our current and planned facilities in Massachusetts and Ohio are adequate for our current and near-term preclinical, clinical and commercial operations.

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

                                                   FISCAL 2001             FISCAL 2000
                                                   -----------             -----------
                                                 HIGH       LOW          HIGH       LOW
                                                ------     ------       ------     ------
           1st Quarter                          $55.00     $21.56       $15.06     $10.81
           2nd Quarter                           49.38      29.00        19.94      11.38
           3rd Quarter                           43.50      25.69        28.75      14.19
           4th Quarter                           33.50      18.75        98.50      23.75

     There were 496 shareholders of record for our common stock and one shareholder of record for our non-voting common stock on June 6, 2001. No dividends have been paid on the common stock to date and we do not expect to pay cash dividends thereon in the foreseeable future.

3 3/4% Convertible Subordinated Notes due 2007

     In February 2000, we issued and sold $200 million aggregate principal amount of 3 3/4% Convertible Subordinated Notes due 2007 (the "3 3/4% Notes") to Robertson Stephens, Adams, Harkness & Hill, Inc., ING Barings, J.P. Morgan & Co., PaineWebber Incorporated, SG Cowen and U.S. Bancorp Piper Jaffray (the "3 3/4% Notes Initial Purchasers"). The underwriting commissions and discounts totaled $6 million. The maturity date of the 3 3/4% Notes is February 15, 2007. We are obligated to pay interest at a rate of 3 3/4% per year on each of February 15 and August 15, which began on August 15, 2000.

     The 3 3/4% Notes were issued and sold in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), to persons reasonably believed by the 3 3/4% Notes Initial Purchasers to be "qualified institutional buyers" ("QIBs") as defined in Rule 144A under the Securities Act or institutional accredited investors or sophisticated investors.

     The 3 3/4% Notes are convertible into our common stock, at the option of the holder, at a price of $67.75 per share, subject to adjustment upon certain events.

     The 3 3/4% Notes are redeemable by us in cash at any time prior to February 19, 2003 if our stock price exceeds $135.50 per share for at least 20 of the 30 trading days immediately prior to our delivery of the redemption notice. The 3 3/4% Notes are redeemable at any time on or after February 19, 2003 at redemption prices of 102.14%, 101.61%, 101.07% and 100.54% for each of the years 2003, 2004, 2005 and 2006, respectively.

     In certain circumstances, at the option of the holders, we may be required to repurchase the 3 3/4% Notes. The required repurchase may be in cash or, at our option, in common stock at 105% of the principal amount of the 3 3/4% Notes, plus accrued and unpaid interest.

     On February 29, 2000, we filed a registration statement on Form S-3 to register the 3 3/4% Notes and the shares of common stock issuable upon conversion thereof, which was declared effective on March 6, 2000.

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

     On April 13, 2000, we filed a registration statement on Form S-3 to register for resale the 705,008 shares of common stock issued upon conversion of the 1999 Preferred Stock or issuable upon conversion of the non-voting common stock, which was declared effective on April 25, 2000.

AIR Transaction

     As of February 1, 1999, we issued 7,361,016 shares of our common stock (the "AIR Shares") to the stockholders of Advanced Inhalation Research, Inc. ("AIR") in connection with the merger of one of our wholly owned subsidiaries with and into AIR. Each share of the common stock of AIR was converted into 2.3659508 shares of our common stock on the effective date of the merger. As of March 31, 2001, approximately 265,000 of the AIR Shares remain restricted under various restricted stock purchase agreements and cannot be resold until such shares vest over a four year period at different amounts for each shareholder.

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

ITEM 6. SELECTED FINANCIAL DATA


ALKERMES, INC. AND SUBSIDIARIES
(In thousands, except per share data)

                                                                                    YEAR ENDED
                                                                                     MARCH 31,
                                                ---------------------------------------------------------------------------------
                                                   2001              2000              1999              1998              1997
                                                ---------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Total revenues (1)                              $  78,467         $  34,459         $  43,716         $  31,367         $  19,827
                                                ---------------------------------------------------------------------------------

Research and development expenses                  68,774            54,483            48,457            31,762            29,554
                                                ---------------------------------------------------------------------------------

Total expenses (2)(3)                              95,336           102,506            84,772            43,949            38,625
                                                ---------------------------------------------------------------------------------

Net loss (2)(3)                                 $ (16,869)        $ (68,047)        $ (41,056)        $ (12,582)        $ (18,798)
                                                ---------------------------------------------------------------------------------

Basic and diluted loss per common share         $   (0.43)        $   (1.52)        $   (0.99)        $   (0.27)        $   (0.51)
                                                ---------------------------------------------------------------------------------

Weighted average number of common shares
outstanding                                        55,746            51,015            49,115            46,038            36,577
                                                ---------------------------------------------------------------------------------



                                                                                 MARCH 31,
                                                ------------------------------------------------------------------------
                                                  2001            2000            1999            1998            1997
                                                ------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents and short-term
investments                                     $ 254,928      $ 337,367       $ 163,419       $ 194,257        $ 85,297
                                                ------------------------------------------------------------------------

Total assets                                      391,297        413,961         213,452         220,977         104,697
                                                ------------------------------------------------------------------------

Long-term obligations                             211,825        222,792          28,417          12,933          10,914
                                                ------------------------------------------------------------------------

Shareholders' equity                              148,410        167,967         156,206         181,455          79,151
                                                ------------------------------------------------------------------------


(1) Total revenues include research and development revenue under collaborative arrangements and interest and other income.

(2) Includes noncash compensation (income) expense of ($2,488), $29,493, $16,239, $2,183 and $173, respectively.

(3) Includes a $3,221 nonrecurring charge in fiscal 1999 for RingCap(TM) and DST technologies licensed from ALZA Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Alkermes, Inc. (together with our subsidiaries, "we" or "us") is a leader in the development of products based on sophisticated drug delivery technologies. We have several areas of focus, including: (i) controlled, sustained-release of injectable drugs lasting several days to several weeks, utilizing our ProLease(R) and Medisorb(R) technologies and (ii) the development of pharmaceutical products based on our proprietary Advanced Inhalation Research, Inc. ("AIR(TM)") pulmonary technology. Our first product, Nutropin Depot(TM), was launched in the United States by our partner, Genentech, Inc. ("Genentech"), in June 2000. Nutropin Depot is a long-acting form of Genentech's recombinant human growth hormone using our ProLease technology. Since our inception in 1987, we have devoted substantially all of our resources to research and development programs. We expect to incur substantial additional operating losses over the next few years. At March 31, 2001, we had an accumulated deficit of $282.5 million.

     We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans and payments under research and development agreements with collaborators. We generally develop our product candidates in collaboration with others on whom we rely for funding, development, manufacturing and/or marketing.

FORWARD-LOOKING STATEMENTS

     Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like "believe," "expect," "may," "will," "should," "seek," or "anticipate," and similar expressions.

     Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our development and manufacturing activities and our results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others:
(i) we may be unable to continue to manufacture our first product, Nutropin Depot, or to manufacture future products on a commercial scale or economically;
(ii) Nutropin Depot may not produce significant revenues and, in commercial use, may have unintended side effects, adverse reactions or incidents of misuse;
(iii) our collaborators could elect to terminate or delay programs at any time;
(iv) even if clinical trials are completed and the data is submitted to the United States Food and Drug Administration ("FDA") as a New Drug Application ("NDA") for marketing approval and to other health authorities as a marketing authorization application, the NDA or marketing authorization application could fail to be accepted, or could fail to receive approval on a timely basis, if at all; (v) we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (vi) our product candidates could be ineffective or unsafe during clinical trials; (vii) disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (viii) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (ix) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (x) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xi) we could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; and (xii) disputes with Alkermes Clinical Partners, L.P. ("Clinical Partners") over rights to Cereport(R) and related technology could occur.

RESULTS OF OPERATIONS

     Our research and development revenue under collaborative arrangements was $56.0 million, $22.9 million and $33.9 million for the fiscal years ended in 2001, 2000 and 1999, respectively. The increase in such revenue for fiscal 2001 as compared to fiscal 2000 was mainly the result of non-recurring milestone revenues earned as a result of the launch of Nutropin Depot by our collaborative partner, Genentech, in June 2000. Nutropin Depot is an injectable long-acting formulation of Genentech's recombinant human growth hormone based on our ProLease drug delivery system. In addition, there was an increase in funding earned under other collaborative agreements. The decrease in such revenue for fiscal 2000 as compared to fiscal 1999 was mainly a result of the decreased funding earned under collaborative agreements related to our ProLease and Medisorb technologies. Furthermore, the research and development funding from Genentech decreased in connection with the expanded license agreement and the sale of our convertible exchangeable preferred stock (the "1999 Preferred Stock") to Genentech in April 1999 at a purchase price of $35 million (see Note 4 to the consolidated financial statements). We used the proceeds from the issuance of the 1999 Preferred Stock to conduct expanded development activities for Nutropin Depot.

     Total operating expenses were $85.9 million for the fiscal year ended in 2001 compared to $98.9 million and $82.5 million for the fiscal years ended in 2000 and 1999, respectively. The decrease for fiscal 2001 as compared to fiscal 2000 was primarily related to a decrease in noncash compensation charges partially offset by an increase in research and development expenses and general and administrative expenses, which are discussed below. The increase for fiscal 2000 as compared to fiscal 1999 was primarily related to an increase in noncash compensation charges, as well as an increase in research and development expenses, which are discussed below. In addition, we incurred a $3.2 million nonrecurring charge during fiscal 1999 for RingCap(TM) and dose sipping technologies licensed from ALZA Corporation which are not yet commercially viable.

     Research and development expenses were $68.8 million for the fiscal year ended in 2001 compared to $54.5 million and $48.5 million for the fiscal years ended in 2000 and 1999, respectively. The increases for fiscal 2001 as compared to fiscal 2000 and for fiscal 2000 as compared to fiscal 1999 were primarily the result of an increase in salary and related benefits and other costs associated with an increase in personnel as we advance our own and our collaborators' product candidates through development, clinical trials and commercialization. In addition, we had an increase in depreciation expense as a result of the acquisition of fixed assets. There was also an increase in occupancy costs as we expand our facilities in both Massachusetts and Ohio. The increase in research and development expenses in fiscal 2000 as compared to fiscal 1999 was partially offset by a decrease in clinical trial costs as we completed the Phase III clinical trial for Nutropin Depot during fiscal 1999 and discontinued the Phase III clinical trial of Cereport in April 1999.

     General and administrative expenses were $19.6 million, $14.9 million and $14.6 million for the fiscal years ended in 2001, 2000 and 1999, respectively. The increase for fiscal 2001 as compared to fiscal 2000 was a result of increased professional fees, consulting costs and an increase in amortization of expenses associated with the sale of $200 million principal amount of our 3 3/4% Subordinated Convertible Notes due 2007 (the "3 3/4% Notes"). There was also an increase in occupancy costs as we expand our facilities in both Massachusetts and Ohio. The increase for fiscal 2000 as compared to fiscal 1999 was the result of increased salary, benefits and other costs relating primarily to an increase in personnel. In addition, in fiscal 1999 we recorded one-time merger costs of $1.3 million in connection with the acquisition of our subsidiary, AIR, which was accounted for as a pooling of interests.

     Noncash compensation (income) expense was ($2.4) million, $29.5 million and $16.2 million for fiscal years ended 2001, 2000 and 1999, respectively. Noncash compensation charges primarily relate to common stock issued and stock options granted to certain employees, consultants and other individuals associated with our subsidiary, AIR. Fluctuations in noncash compensation charges are primarily a result of changes in the market value of our common stock, partially offset by a reduction in the number of shares of common stock subject to future vesting. As a result of fluctuations in our common stock price during fiscal 2001, we recognized noncash compensation income for the year based on the calculation of noncash compensation for consultants, as prescribed under the fair value method of accounting.

     Interest income was $22.4 million, $11.5 million and $9.8 million for the fiscal years ended in 2001, 2000 and 1999, respectively. The increase for fiscal 2001 as compared to fiscal 2000 was primarily the result of the interest income earned on the increase in average cash and investment balances mainly resulting from the investment of the net proceeds from the sale of the 3 3/4% Notes. Interest income also increased as a result of an increase in interest rates as compared to the prior year. The increase for fiscal 2000 as compared to fiscal 1999 was the result of the interest income earned on the net proceeds from the sale of the 1999 Preferred Stock to Genentech, as discussed above.

     Interest expense was $9.4 million for the fiscal year ended in 2001 compared to $3.7 million and $2.3 million for the fiscal years ended in 2000 and 1999, respectively. The increase for fiscal 2001 as compared to fiscal 2000 was primarily the result of interest costs related to the 3 3/4% Notes. The increase for fiscal 2000 as compared to fiscal 1999 was primarily the result of an increase in interest costs related to an increase in indebtedness.

     We do not believe that inflation and changing prices have had a material impact on our results of operations.

QUARTERLY FINANCIAL DATA
(In thousands, except per share data)

                                                                                                Three Months Ended
                                                                          ---------------------------------------------------------
                                                                           June 30,     September 30,   December 31,      March 31,
                                                                             2000           2000            2000            2001
                                                                          ---------------------------------------------------------
Revenues:
  Research and development revenue under collaborative arrangements       $ 28,967        $  7,514        $  9,689        $  9,860
                                                                          --------------------------------------------------------
Expenses:
  Research and development                                                  14,440          16,498          16,863          20,973
  General and administrative                                                 4,817           4,944           4,969           4,881
  Noncash compensation expense (income)                                      3,149          (2,290)         (1,644)         (1,663)
                                                                          --------------------------------------------------------
     Total Expenses                                                         22,406          19,152          20,188          24,191
                                                                          --------------------------------------------------------
Net Operating Income (Loss)                                                  6,561         (11,638)        (10,499)        (14,331)
Other Income (Expense):
  Interest income                                                            5,599           5,660           5,506           5,671
  Interest expense                                                          (2,395)         (2,308)         (2,365)         (2,331)
                                                                          --------------------------------------------------------
     Total Other Income                                                      3,204           3,352           3,141           3,340
                                                                          --------------------------------------------------------
Net Income (Loss)                                                            9,765          (8,286)         (7,358)        (10,991)
Preferred Stock Dividends                                                    1,868           1,867           2,095           1,437
                                                                          --------------------------------------------------------
Net Income (Loss) Attributable to Common Shareholders                     $  7,897        $(10,153)       $ (9,453)       $(12,428)
                                                                          ========================================================
Earnings (Loss) Per Common Share:
     Basic                                                                $   0.15        $  (0.19)       $  (0.17)       $  (0.21)
                                                                          ========================================================
     Diluted                                                              $   0.13        $  (0.19)       $  (0.17)       $  (0.21)
                                                                          ========================================================
Weighted Average Common Shares Used to
Compute Earnings (Loss) Per Common Share:
     Basic                                                                  53,957          54,651          55,670          58,753
                                                                          ========================================================
     Diluted                                                                59,856          54,651          55,670          58,753
                                                                          ========================================================



                                                                                                Three Months Ended
                                                                          ---------------------------------------------------------
                                                                           June 30,     September 30,   December 31,      March 31,
                                                                             1999           1999            1999            2000
                                                                          ---------------------------------------------------------
Revenues:
  Research and development revenue under collaborative arrangements       $  5,763        $  4,361        $  7,013        $  5,783
                                                                          --------------------------------------------------------
Expenses:
  Research and development                                                  12,270          13,569          13,484          15,160
  General and administrative                                                 3,436           3,347           3,464           4,632
  Noncash compensation expense                                                  62           3,635           9,025          16,770
                                                                          --------------------------------------------------------
     Total Expenses                                                         15,768          20,551          25,973          36,562
                                                                          --------------------------------------------------------
Net Operating Loss                                                         (10,005)        (16,190)        (18,960)        (30,779)
Other Income (Expense):
  Interest income                                                            2,460           2,481           2,482           4,116
  Interest expense                                                            (743)           (720)           (725)         (1,464)
                                                                          --------------------------------------------------------
     Total Other Income                                                      1,717           1,761           1,757           2,652
                                                                          --------------------------------------------------------
Net Loss                                                                    (8,288)        (14,429)        (17,203)        (28,127)
Preferred Stock Dividends                                                    2,099           2,337           2,410           2,543
                                                                          --------------------------------------------------------
Net Loss Attributable to Common Shareholders                              $(10,387)       $(16,766)       $(19,613)       $(30,670)
                                                                          ========================================================

Basic and Diluted Loss Per Common Share                                   $  (0.21)       $  (0.33)       $  (0.39)       $  (0.58)
                                                                          ========================================================

Weighted Average Number of Common Shares Outstanding                        50,079          50,414          50,809          52,767
                                                                          ========================================================

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and short-term investments were approximately $254.9 million at March 31, 2001 as compared to $337.4 million at March 31, 2000. The decrease in cash and cash equivalents and short-term investments was primarily the result of cash used to fund our operations, to make interest and principal payments on our indebtedness, to acquire fixed assets and to pay preferred stock dividends. In addition, in an effort to obtain higher interest rates during the upcoming year, we have a larger amount of our total investment portfolio invested for a period in excess of one year, therefore, long-term investments total $73.4 million at March 31, 2001 compared to $20.1 million at March 31, 2000. Notwithstanding the decrease in total cash and investments there was an increase in interest income earned on the net proceeds from the sale of the 3 3/4% Notes. There was also an increase in total cash and investments due to the receipt of the net proceeds from the exercise of stock options, $5.0 million received from the sale of our common stock to our collaborative partner, GlaxoSmithKline, in August 2000 and the non-recurring milestone payment received as a result of the launch of Nutropin Depot.

     In order to provide more flexibility with our investment portfolio, we have begun to treat a portion of our short-term investments as "available-for-sale" and have provided guidance to two of our three portfolio managers accordingly. All of our short-term investments had previously been accounted for as "held-to-maturity" as those were the instructions we had given to our portfolio managers. During fiscal 2001, short-term investments with an amortized cost of $119.4 million (which approximated fair market value) were designated as "available-for-sale" securities. We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper. Our investment objectives for all of our investments taken as a whole are, first, to assure conservation of capital and liquidity, and second, to obtain investment income. Investments classified as "held-to-maturity" include $67.6 million principal amount of high-grade corporate notes and U.S. Government obligations with maturities ranging from 13 months to 6 years.

     CORPORATE AND COLLABORATIVE DEVELOPMENTS

     The following are important corporate and collaborative developments since December 2000. Because of our ongoing and expected research and development activities on these projects, we expect to incur substantial additional research and development expenses over the next few years.

     - In January 2001, Genentech and Alkermes announced that they will continue clinical development of Nutropin Depot in adults with growth hormone deficiency. Genentech's decision to proceed to a Phase II/III clinical trial follows the completion of a Phase I trial of Nutropin Depot in growth hormone deficient adults. The clinical trial will be funded by Genentech and conducted by us. It is expected to begin during calendar year 2001.

     - In February 2001, we announced that our partner, Janssen Pharmaceutica, had completed two multi-center Phase III clinical trials of an intra-muscular ("IM") injectable sustained-release formulation of the anti-psychotic drug RISPERDAL(R) (risperidone). The formulation is based on our Medisorb injectable sustained-release drug delivery system and is designed to provide patients with prolonged therapeutic benefit from a single administration. With the completion of the Phase III clinical trials, Alkermes and Janssen are preparing for the expected submissions to regulatory health authorities including the FDA. Janssen will continue to provide funding to us as we continue the development of Medisorb RISPERDAL.

     - In April 2001, we announced the initiation of enrollment in the second clinical trial of Medisorb Naltrexone, our proprietary injectable sustained-release formulation of naltrexone. The trial will test the safety, tolerability and pharmacokinetics of repeated doses of Medisorb Naltrexone administered monthly to alcohol-dependent patients. The clinical trial follows the successful completion of a single-dose safety and pharmacokinetic clinical assessment of the drug in normal volunteers conducted in the second half of calendar year 2000. Naltrexone is an FDA-approved drug used for the treatment of alcohol dependence and opiate abuse, and is currently available in a daily oral dosage form. Medisorb Naltrexone is a formulation of naltrexone based on our Medisorb injectable sustained-release drug delivery technology and is designed to enhance patient compliance by removing the need for daily dosing and providing therapeutic drug levels consistently over a one-month period. We are funding the development of Medisorb Naltrexone.

     - In April 2001, we announced that we signed a broad, mutually exclusive agreement with Eli Lilly and Company to develop inhaled formulations of insulin, including short- and long-acting insulin, and other potential products for the treatment of diabetes based on our AIR pulmonary drug delivery system. The companies' decision to enter into this agreement follows the analysis of data generated in ongoing human clinical trials we conducted of inhaled insulin formulations and the completion of a series of tests evaluating the performance of our AIR(TM)inhaler. Under the terms of the agreement, we will receive funding for product and process development activities, milestone payments and royalties based on product sales. In exchange, Lilly will receive exclusive worldwide rights to products resulting from the collaboration. Lilly will be responsible for conducting clinical trials, securing regulatory approvals, large-scale manufacturing and marketing on a worldwide basis.

     - In May 2001, Serono S.A. announced their intention to proceed with the clinical development of a novel, long-acting formulation of recombinant human follicle stimulating hormone (r-hFSH) for the treatment of infertility. The new formulation is based on our ProLease injectable sustained-release drug delivery technology and is designed to provide patients with a single injection alternative to multiple daily injections. The decision follows the successful completion and analysis of data from a Phase I trial and triggered an undisclosed milestone payment to us.

     At March 31, 2001, we have approximately $209.0 million of net operating loss ("NOL") carryforwards for United States federal income tax purposes and approximately $14.3 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from fiscal years 2008 through 2027. Due to the uncertainty of realizing the future benefits of the net deferred income tax assets, a full valuation allowance has been established at March 31, 2001 and, therefore no benefit has been recognized in the financial statements.

     We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans and payments under research and development agreements with collaborators. We expect to incur significant additional research and development and other costs in connection with collaborative arrangements and as we expand the development of our proprietary product candidates, including costs related to preclinical studies, clinical trials and facilities expansion. Therefore, we expect that our costs, including research and development costs for our product candidates, will exceed revenues significantly for the next few years, which will result in continuing losses from operations.

     Capital expenditures were approximately $10.0 million for the year ended March 31, 2001, principally reflecting equipment purchases and building improvements. We expect our capital expenditures to increase significantly during fiscal year 2002 as we expand our facilities in both Massachusetts and Ohio. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing loans, Fleet National Bank has a security interest in certain of our assets which secure the outstanding obligations under the loans.

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

     We believe that our current cash and cash equivalents and short-term investments, combined with anticipated interest income and research and development revenues under collaborative arrangements, will be sufficient to meet our anticipated capital requirements through at least March 31, 2003.

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

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The standard was amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133." The standards are collectively referred to as SFAS No. 133. We adopted SFAS No. 133 on April 1, 2001 and the adoption did not have a material impact on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our short-term investments and investments consist of U.S. Government obligations, high-grade corporate notes and commercial paper. In order to provide more flexibility with our investment portfolio, we have begun to treat a portion of our short-term investments as "available-for-sale" and have provided guidance to two of our three portfolio managers accordingly. All of our short-term investments had previously been accounted for as "held-to-maturity" as those were the instructions we had given to our portfolio managers. During fiscal 2001 short-term investments with an amortized cost of $119.4 million (which approximated fair market value) were designated as "available-for-sale" securities. The amount of the short-term investment portfolio that is "held-to-maturity" is comprised of investments that mature within one year, are not callable by the issuer and have fixed interest rates. Our investments are subject to interest rate risk, and could decline in value if interest rates increase. Due to the conservative nature of our short-term investments and investments we do not believe that we have a material exposure to interest rate risk. Although our investments are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

     Our "available-for-sale" marketable securities are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase of the financial instrument. A 10% decrease in year-end market interest rates would result in no material impact on the net fair value of such interest-sensitive financial instruments.

     The interest rates on our 3 3/4% Notes are fixed and, therefore, are not subject to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         ALKERMES, INC. AND SUBSIDIARIES

         CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2001 AND 2000
                  AND FOR EACH OF THE THREE YEARS IN THE PERIOD
              ENDED MARCH 31, 2001 AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

Board of Directors
Alkermes, Inc.
Cambridge, Massachusetts

The Board of Directors of Alkermes, Inc.:

We have audited the accompanying consolidated balance sheets of Alkermes, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alkermes, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
May 23, 2001

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

ASSETS                                                                        2001                    2000

CURRENT ASSETS:
  Cash and cash equivalents                                              $   5,923,282           $   6,100,643
  Short-term investments                                                   249,004,850             331,266,720
  Prepaid expenses and other current assets                                 16,678,373               8,474,083
                                                                         -------------           -------------

           Total current assets                                            271,606,505             345,841,446
                                                                         -------------           -------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                         235,000                 235,000
  Building                                                                   4,888,469               3,538,935
  Furniture, fixtures and equipment                                         43,432,360              35,845,461
  Leasehold improvements                                                    14,401,828              13,804,269
  Construction in progress                                                     562,331                      --
                                                                         -------------           -------------

                                                                            63,519,988              53,423,665

      Less accumulated depreciation and amortization                       (27,200,590)            (20,554,182)
                                                                         -------------           -------------

                                                                            36,319,398              32,869,483
                                                                         -------------           -------------

INVESTMENTS                                                                 73,416,252              20,094,438
                                                                         -------------           -------------

OTHER ASSETS                                                                 9,955,060              15,155,738
                                                                         -------------           -------------
TOTAL ASSETS                                                             $ 391,297,215           $ 413,961,105
                                                                         =============           =============


--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                          2001                    2000

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                  $   9,414,327           $   7,227,897
  Accrued interest                                                           2,158,087                 979,497
  Deferred revenue                                                           8,523,326               8,655,062
  Long-term obligations - current portion                                   10,966,626               5,625,000
                                                                         -------------           -------------

           Total current liabilities                                        31,062,366              22,487,456
                                                                         -------------           -------------

LONG-TERM OBLIGATIONS                                                       11,825,000              22,791,625
                                                                         -------------           -------------

CONVERTIBLE SUBORDINATED NOTES                                             200,000,000             200,000,000
                                                                         -------------           -------------

OTHER LONG-TERM LIABILITIES                                                         --                 715,029
                                                                         -------------           -------------

COMMITMENTS (Note 10)

SHAREHOLDERS' EQUITY:
  Capital stock, par value $.01 per share:
    authorized, 4,550,000 shares; none issued
  Convertible exchangeable preferred stock, par value $.01 per share: authorized, 0 and 2,300,000 shares at March 31, 2001 and 2000, respectively; outstanding, 0 and 2,299,000 shares
    at March 31, 2001 and 2000, respectively                                        --                  22,990
  Common stock, par value $.01 per share:
    authorized, 160,000,000 shares; issued, 63,124,248 and
    53,953,996 shares at March 31, 2001 and 2000, respectively                 631,243                 539,540
  Non-voting common stock, par value $.01 per share:
    authorized, 450,000 shares; issued, 382,632
    shares at March 31, 2001 and 2000                                            3,826                   3,826
  Additional paid-in capital                                               427,129,226             427,577,936
  Deferred compensation                                                     (1,024,303)             (8,545,926)
  Accumulated other comprehensive income                                     4,179,938               6,742,064
  Accumulated deficit                                                     (282,510,081)           (258,373,435)
                                                                         -------------           -------------
           Total shareholders' equity                                      148,409,849             167,966,995
                                                                         -------------           -------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 391,297,215           $ 413,961,105
                                                                         =============           =============



See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS                                            2001                  2000                   1999
  OF OPERATIONS

REVENUES:
  Research and development revenue under
     collaborative arrangements                               $ 56,029,865           $ 22,920,357           $ 33,892,107
                                                              ------------           ------------           ------------

EXPENSES:
  Research and development                                      68,773,691             54,482,672             48,456,824
  General and administrative                                    19,611,284             14,878,753             14,556,102
  Noncash compensation (income) expense - attributed
    to research and development                                 (2,447,663)            29,492,656             16,239,311
  Purchase of in-process research and development                       --                     --              3,221,253
                                                              ------------           ------------           ------------

          Total expenses                                        85,937,312             98,854,081             82,473,490
                                                              ------------           ------------           ------------

NET OPERATING LOSS                                             (29,907,447)           (75,933,724)           (48,581,383)
                                                              ------------           ------------           ------------

OTHER INCOME (EXPENSE):
  Interest and other income                                     22,436,856             11,538,884              9,823,479
  Interest expense                                              (9,398,724)            (3,652,498)            (2,298,466)
                                                              ------------           ------------           ------------

          Total other income                                    13,038,132              7,886,386              7,525,013
                                                              ------------           ------------           ------------

NET LOSS                                                       (16,869,315)           (68,047,338)           (41,056,370)

PREFERRED STOCK DIVIDENDS                                        7,267,331              9,388,803              7,454,300
                                                              ------------           ------------           ------------

NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                                                $(24,136,646)          $(77,436,141)          $(48,510,670)
                                                              ============           ============           ============

BASIC AND DILUTED LOSS PER COMMON
  SHARE                                                       $      (0.43)          $      (1.52)          $      (0.99)
                                                              ============           ============           ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                     55,746,462             51,014,956             49,115,000
                                                              ============           ============           ============

CONSOLIDATED STATEMENTS OF
  COMPREHENSIVE LOSS

NET LOSS                                                      $(16,869,315)          $(68,047,338)          $(41,056,370)
  Foreign currency translation adjustments                         (72,876)               (17,813)               (36,235)
  Unrealized (loss) gain on marketable securities               (2,489,250)             6,806,750                     --
  Carrying value adjustments                                            --                     --                 37,500
                                                              ------------           ------------           ------------

COMPREHENSIVE LOSS                                            $(19,431,441)          $(61,258,401)          $(41,055,105)
                                                              ============           ============           ============


See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                        $3.25 CONVERTIBLE          1999 CONVERTIBLE
                                                           EXCHANGEABLE              EXCHANGEABLE
                                                         PREFERRED STOCK           PREFERRED STOCK            COMMON STOCK
                                                       SHARES        AMOUNT       SHARES     AMOUNT       SHARES        AMOUNT

BALANCE, APRIL 1, 1998                                2,300,000      $23,000          --      $ --      48,055,952     $480,560

  Issuance of common stock                                   --           --          --        --       1,908,966       19,089

  Noncash compensation                                       --           --          --        --              --           --

  Amortization of noncash compensation                       --           --          --        --              --           --

  Cumulative foreign currency translation
    adjustments                                              --           --          --        --              --           --

  Carrying value adjustments                                 --           --          --        --              --           --

  Net loss for year                                          --           --          --        --              --           --

  Preferred stock dividends                                  --           --          --        --              --           --
                                                      ---------      -------      ------      ----      ----------     --------

BALANCE, MARCH 31, 1999                               2,300,000       23,000          --        --      49,964,918      499,649

  Issuance of common stock, net                              --           --          --        --       1,692,850       16,928

  Issuance of common stock in connection with
    warrants exercised                                       --           --          --        --       1,755,002       17,550

  Issuance of 1999 convertible exchangeable
    preferred stock                                          --           --       3,500        35              --           --

  Conversion of $3.25 convertible
    exchangeable preferred stock                         (1,000)         (10)         --        --           3,374           34

  Conversion of 1999 convertible
    exchangeable preferred stock                             --           --      (3,500)      (35)        322,376        3,224

  Conversion of note payable to corporate partner            --           --          --        --         215,476        2,155

  Options and restricted awards canceled                     --           --          --        --              --           --

  Noncash compensation                                       --           --          --        --              --           --

  Amortization of noncash compensation                       --           --          --        --              --           --

  Cumulative foreign currency translation
    adjustments                                              --           --          --        --              --           --

  Unrealized gain on marketable securities                   --           --          --        --              --           --

  Net loss for year                                          --           --          --        --              --           --

  Preferred stock dividends                                  --           --          --        --              --           --
                                                      ---------      -------      ------      ----      ----------     --------

BALANCE, MARCH 31, 2000                               2,299,000       22,990          --        --      53,953,996      539,540
                                                      ---------      -------      ------      ----      ----------     --------



                                                                                                               OTHER COMPREHENSIVE
                                                                                                                  INCOME (LOSS)
                                                                                                               -------------------
                                                                                                                     FOREIGN
                                                           NON-VOTING          ADDITIONAL                            CURRENCY
                                                          COMMON STOCK          PAID-IN           DEFERRED         TRANSLATION
                                                       SHARES     AMOUNT        CAPITAL         COMPENSATION       ADJUSTMENTS

BALANCE, APRIL 1, 1998                                     --     $   --      $316,352,629      $ (2,926,484)     $    (10,638)

  Issuance of common stock                                 --         --         7,001,953                --                --

  Noncash compensation                                     --         --        23,245,026       (23,245,026)               --

  Amortization of noncash compensation                     --         --                --        16,239,311                --

  Cumulative foreign currency translation
    adjustments                                            --         --                --                --           (36,235)

  Carrying value adjustments                               --         --                --                --                --

  Net loss for year                                        --         --                --                --                --

  Preferred stock dividends                                --         --                --                --                --
                                                      -------     ------      ------------      ------------      ------------

BALANCE, MARCH 31, 1999                                    --         --       346,599,608        (9,932,199)          (46,873)

  Issuance of common stock, net                            --         --         6,249,901                --                --

  Issuance of common stock in connection with
    warrants exercised                                     --         --         6,217,628                --                --

  Issuance of 1999 convertible exchangeable
    preferred stock                                        --         --        34,999,965                --                --

  Conversion of $3.25 convertible
    exchangeable preferred stock                           --         --               (24)               --                --

  Conversion of 1999 convertible
    exchangeable preferred stock                      382,632      3,826           157,445                --                --

  Conversion of note payable to corporate partner          --         --         5,247,030                --                --

  Options and restricted awards canceled                   --         --          (754,849)          754,849                --

  Noncash compensation                                     --         --        28,861,232       (28,861,232)               --

  Amortization of noncash compensation                     --         --                --        29,492,656                --

  Cumulative foreign currency translation
    adjustments                                            --         --                --                --           (17,813)

  Unrealized gain on marketable securities                 --         --                --                --                --

  Net loss for year                                        --         --                --                --                --

  Preferred stock dividends                                --         --                --                --                --
                                                      -------     ------      ------------      ------------      ------------

BALANCE, MARCH 31, 2000                               382,632      3,826       427,577,936        (8,545,926)          (64,686)
                                                      -------     ------      ------------      ------------      ------------



                                                        OTHER COMPREHENSIVE
                                                           INCOME (LOSS)
                                                        -------------------
                                                            UNREALIZED
                                                          GAIN (LOSS) ON
                                                            MARKETABLE         ACCUMULATED
                                                            SECURITIES           DEFICIT            TOTAL

BALANCE, APRIL 1, 1998                                     $     (37,500)     $(132,426,624)     $181,454,943

  Issuance of common stock                                            --                 --         7,021,042

  Noncash compensation                                                --                 --                --

  Amortization of noncash compensation                                --                 --        16,239,311

  Cumulative foreign currency translation
    adjustments                                                       --                 --           (36,235)

  Carrying value adjustments                                      37,500                 --            37,500

  Net loss for year                                                   --        (41,056,370)      (41,056,370)

  Preferred stock dividends                                           --         (7,454,300)       (7,454,300)
                                                           -------------      -------------      ------------

BALANCE, MARCH 31, 1999                                               --       (180,937,294)      156,205,891

  Issuance of common stock, net                                       --                 --         6,266,829

  Issuance of common stock in connection with
    warrants exercised                                                --                 --         6,235,178

  Issuance of 1999 convertible exchangeable
    preferred stock                                                   --                 --        35,000,000

  Conversion of $3.25 convertible
    exchangeable preferred stock                                      --                 --                --

  Conversion of 1999 convertible
    exchangeable preferred stock                                      --                 --           164,460

  Conversion of note payable to corporate partner                     --                 --         5,249,185

  Options and restricted awards canceled                              --                 --                --

  Noncash compensation                                                --                 --                --

  Amortization of noncash compensation                                --                 --        29,492,656

  Cumulative foreign currency translation
    adjustments                                                       --                 --           (17,813)

  Unrealized gain on marketable securities                     6,806,750                 --         6,806,750

  Net loss for year                                                   --        (68,047,338)      (68,047,338)

  Preferred stock dividends                                           --         (9,388,803)       (9,388,803)
                                                           -------------      -------------      ------------

BALANCE, MARCH 31, 2000                                        6,806,750       (258,373,435)      167,966,995
                                                           -------------      -------------      ------------

                                                                     (Continued)

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                           $3.25 CONVERTIBLE    1999 CONVERTIBLE
                                                             EXCHANGEABLE        EXCHANGEABLE
                                                            PREFERRED STOCK     PREFERRED STOCK           COMMON STOCK
                                                        SHARES         AMOUNT   SHARES   AMOUNT       SHARES        AMOUNT

BALANCE, MARCH 31, 2000
  (CARRIED FORWARD)                                   2,299,000        22,990      --       --      53,953,996      539,540

  Issuance of common stock                                   --            --      --       --       1,251,334       12,513

  Issuance of common stock to
    collaborative partner                                    --            --      --       --         160,030        1,600

  Conversion and redemption of $3.25 convertible
    exchangeable preferred stock                     (2,299,000)      (22,990)     --       --       7,758,888       77,590

  Noncash compensation                                       --            --      --       --              --           --

  Amortization of noncash compensation                       --            --               --              --           --

  Cumulative foreign currency translation
    adjustments                                              --            --      --       --              --           --

  Unrealized loss on marketable securities                   --            --      --       --              --           --

  Net loss for year                                          --            --      --       --              --           --

  Preferred stock dividends                                  --            --      --       --              --           --
                                                     ----------      --------    ----     ----     -----------     --------

BALANCE, MARCH 31, 2001                                      --      $     --      --     $ --      63,124,248     $631,243
                                                     ==========      ========    ====     ====     ===========     ========



                                                                                                                 OTHER COMPREHENSIVE
                                                                                                                    INCOME (LOSS)
                                                                                                                 -------------------
                                                                                                                       FOREIGN
                                                              NON-VOTING           ADDITIONAL                          CURRENCY
                                                             COMMON STOCK           PAID-IN           DEFERRED        TRANSLATION
                                                           SHARES     AMOUNT        CAPITAL         COMPENSATION      ADJUSTMENTS

BALANCE, MARCH 31, 2000
  (CARRIED FORWARD)                                       382,632      3,826      427,577,936       (8,545,926)         (64,686)

  Issuance of common stock                                     --         --        4,601,681               --               --

  Issuance of common stock to
    collaborative partner                                      --         --        4,998,378               --               --

  Conversion and redemption of $3.25 convertible
    exchangeable preferred stock                               --         --          (79,483)              --               --

  Noncash compensation                                         --         --       (9,969,286)       9,969,286               --

  Amortization of noncash compensation                         --         --               --       (2,447,663)              --

  Cumulative foreign currency translation
    adjustments                                                --         --               --               --          (72,876)

  Unrealized loss on marketable securities                     --         --               --               --               --

  Net loss for year                                            --         --               --               --               --

  Preferred stock dividends                                    --         --               --               --               --
                                                          -------     ------     ------------      -----------      -----------

BALANCE, MARCH 31, 2001                                   382,632     $3,826     $427,129,226      $(1,024,303)     $  (137,562)
                                                          =======     ======     ============      ===========      ===========



                                                           OTHER COMPREHENSIVE
                                                              INCOME (LOSS)
                                                           -------------------
                                                                UNREALIZED
                                                             GAIN (LOSS) ON
                                                                MARKETABLE        ACCUMULATED
                                                                SECURITIES          DEFICIT             TOTAL

BALANCE, MARCH 31, 2000
  (CARRIED FORWARD)                                              6,806,750       (258,373,435)       167,966,995

  Issuance of common stock                                              --                 --          4,614,194

  Issuance of common stock to
    collaborative partner                                               --                 --          4,999,978

  Conversion and redemption of $3.25 convertible
    exchangeable preferred stock                                        --                 --            (24,883)

  Noncash compensation                                                  --                 --                 --

  Amortization of noncash compensation                                  --                 --         (2,447,663)

  Cumulative foreign currency translation
    adjustments                                                         --                 --            (72,876)

  Unrealized loss on marketable securities                      (2,489,250)                --         (2,489,250)

  Net loss for year                                                     --        (16,869,315)       (16,869,315)

  Preferred stock dividends                                             --         (7,267,331)        (7,267,331)
                                                               -----------      -------------       ------------

BALANCE, MARCH 31, 2001                                        $ 4,317,500      $(282,510,081)      $148,409,849
                                                               ===========      =============       ============


See notes to consolidated financial statements.                      (Concluded)

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                         2001             2000             1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $ (16,869,315)   $ (68,047,338)   $ (41,056,370)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                      7,697,662        6,430,934        5,385,404
    Noncash interest expense                                                             509,229          776,347          758,126
    Compensation relating to issuance of common stock and
      grant of stock options and awards made                                          (2,447,663)      29,492,656       16,239,311
    Adjustments to other assets                                                          270,064         (304,917)         250,500
    Gain on sale of equipment                                                                 --               --           (5,375)
    Changes in assets and liabilities:
      Prepaid expenses and other current assets                                       (9,135,796)      (1,794,651)       2,820,972
      Accounts payable and accrued expenses                                            3,343,574        1,429,472          386,319
      Deferred revenue                                                                  (131,736)        (932,871)       2,109,453
      Other long-term liabilities                                                     (1,224,258)         (79,591)      (1,137,682)
                                                                                   -------------    -------------    -------------
          Net cash used by operating activities                                      (17,988,239)     (33,029,959)     (14,249,342)
                                                                                   -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                         (10,019,024)      (5,756,987)     (24,064,521)
  Purchases of available-for-sale short-term investments                            (158,203,910)              --               --
  Sales of available-for-sale short-term investments                                 103,348,135               --               --
  Maturities (purchases) of held-to-maturity short-term investments, net             139,909,645     (176,963,500)      36,253,678
  Purchases of held-to-maturity long-term investments, net                           (53,321,814)     (11,658,371)      (5,013,341)
  Increase in other assets                                                              (521,456)        (131,823)      (2,638,025)
  Disposal of equipment                                                                       --               --            5,375
                                                                                   -------------    -------------    -------------
          Net cash provided by (used by) investing activities                         21,191,576     (194,510,681)       4,543,166
                                                                                   -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                                          4,614,194       12,502,007        7,021,042
  Proceeds from issuance of common stock to collaborative partner                      4,999,978               --               --
  Proceeds from issuance of 1999 convertible exchangeable preferred stock                     --       35,000,000               --
  Proceeds from issuance of convertible subordinated notes                                    --      200,000,000               --
  Proceeds from issuance of long-term debt                                                    --               --       20,000,000
  Payment of preferred stock dividends                                                (7,267,331)      (9,224,343)      (7,454,300)
  Payment of long-term obligations                                                    (5,625,000)      (7,200,000)      (4,404,648)
  Payment for redemption of $3.25 convertible exchangeable preferred stock               (24,883)              --               --
  Payment of financing costs in connection with convertible subordinated notes                --       (6,532,740)              --
                                                                                   -------------    -------------    -------------
          Net cash (used by) provided by financing activities                         (3,303,042)     224,544,924       15,162,094
                                                                                   -------------    -------------    -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (77,656)         (19,073)         (40,436)
                                                                                   -------------    -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (177,361)      (3,014,789)       5,415,482
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           6,100,643        9,115,432        3,699,950
                                                                                   -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                             $   5,923,282    $   6,100,643    $   9,115,432
                                                                                   =============    =============    =============
SUPPLEMENTARY INFORMATION:
  Cash paid for interest                                                           $   8,396,088    $   2,029,011    $   1,755,082
                                                                                   =============    =============    =============
  Noncash activities:
    Conversion of $3.25 convertible exchangeable preferred stock to common stock   $ 110,459,074    $      50,000    $          --
                                                                                   =============    =============    =============
    Note payable and accrued interest converted to common stock                    $          --    $   5,249,185    $          --
                                                                                   =============    =============    =============
    1999 preferred stock dividends exchanged for common stock                      $          --    $     164,460    $          --
                                                                                   =============    =============    =============
    Deferred revenue and accrued interest converted to long-term obligations       $          --    $          --    $   5,983,292
                                                                                   =============    =============    =============


See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

1.   FORMATION OF THE COMPANY

     Alkermes, Inc. (the "Company") is a leader in the development of products based on sophisticated drug delivery technologies. The Company has several areas of focus, including: (i) controlled, sustained-release of injectable drugs lasting several days to several weeks, utilizing its ProLease(R) and Medisorb(R) technologies and (ii) the development of pharmaceutical products based on its proprietary Advanced Inhalation Research, Inc. ("AIR(TM)") pulmonary technology. The Company's first product, Nutropin Depot(TM), was launched in the United States by its partner, Genentech, Inc. ("Genentech"), in June 2000. Nutropin Depot is a long-acting form of Genentech's recombinant human growth hormone using the Company's ProLease technology.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Alkermes, Inc. and its wholly owned subsidiaries, Alkermes Controlled Therapeutics, Inc. ("ACTI"), Alkermes Controlled Therapeutics Inc. II ("ACT II"), Alkermes Investments, Inc., Alkermes Development Corporation II ("ADC II"), Alkermes Europe, Ltd. and AIR. ADC II serves as the one percent general partner of Alkermes Clinical Partners, L.P. ("Clinical Partners"), a limited partnership engaged in a research and development project with the Company (see Note 8). ADC II's investment in Clinical Partners is accounted for under the equity method of accounting, for which the carrying value was zero at March 31, 2001 and 2000 (see Note
     8). All significant intercompany balances and transactions have been eliminated.

     USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash, cash equivalents, accounts payable and accrued expenses approximate fair value because of their short-term nature. Marketable equity securities have been designated as "available-for-sale" and are recorded as other assets in the consolidated financial statements at fair value with any unrealized holding gains or losses included as a component of shareholders' equity. The carrying amounts of the Company's debt instruments with its bank and corporate partner approximate fair value. The carrying amount of the Company's 3 3/4% Convertible Subordinated Notes due 2007 (the "3 3/4% Notes") was $200,000,000. The fair value of the 3 3/4% Notes was $171,159,000 at March 31, 2001. The fair value of the 3 3/4% Notes was determined from a quoted market source.

     NET LOSS PER SHARE - Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the period. The Company accounts for earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Basic earnings per share exclude any dilutive effect from stock options, warrants, convertible exchangeable preferred stock and convertible subordinated notes. The Company continues to be in a net loss position and, therefore, diluted earnings per share is the same amount as basic earnings per share. Certain securities were not included in the computation of diluted earnings per share for the years ended March 31, 2001, 2000 and 1999 because they would have an antidilutive effect due to net losses for such periods. These securities include (i) options and awards to purchase 9,674,703, 7,706,790 and 6,684,432 shares of common stock in fiscal 2001, 2000 and 1999, respectively; (ii) warrants to purchase zero, 1,800 and 911,844 shares of common stock in fiscal 2001, 2000 and 1999, respectively; (iii) zero, 7,760,504 and 7,763,880 shares of common stock for conversion of the $3.25 convertible exchangeable preferred stock in fiscal 2001, 2000 and 1999, respectively; and (iv) 2,952,030 shares of common stock for issuance upon conversion of the 3 3/4% Notes in fiscal 2001 and 2000.

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

     NONCASH COMPENSATION (INCOME) EXPENSE - Noncash compensation (income) expense primarily relates to equity transactions at the Company's subsidiary, AIR. Noncash compensation expense has been recorded in accordance with the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," for common stock issued and stock options and awards granted to employees. Stock or other equity-based compensation for nonemployees must be accounted for under the fair value-based method as required by SFAS No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Under this method, the equity-based instrument is measured at the fair value of the equity instrument on the date of vesting. The measurement date is generally the issuance date for employees and others and the vesting date for consultants. The resulting noncash (income) expense has been recorded in the statements of operations upon issuance or over the vesting period of the common stock, stock option or award.

     INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities relating to the expected future tax consequences of events that have been recognized in the consolidated financial statements and tax returns (see Note 7).

     CASH EQUIVALENTS - Cash equivalents, with purchased maturities of three months or less, consist of money market accounts, mutual funds and an overnight repurchase agreement. The repurchase agreement is fully collateralized by U.S. Government securities.

     INVESTMENTS - Debt securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as "held-to-maturity." All other debt securities are classified as "available-for-sale" and are recorded at fair value. Fair value was determined based on quoted market prices. In order to provide more flexibility with the Company's investment portfolio, during fiscal 2001, the Company began to treat a portion of its short-term investments, amounting to approximately $119,400,000 (which approximated fair market value) as "available-for-sale."

     All short-term investments and investments consist of U.S. Treasury and other government securities, commercial paper and corporate notes. Short-term investments classified as "held-to-maturity" have maturity dates within one year from March 31, 2001. Investments classified as long-term have maturity dates up to 69 months from March 31, 2001 and include securities totaling $5,861,000 held as collateral under certain letters of credit, lease and loan agreements.

     Short-term investments and investments consist of the following:

                                           AMORTIZED COST
                                       DUE               DUE           AMORTIZED             GROSS UNREALIZED           AGGREGATE
                                  UNDER 1 YEAR      AFTER 1 YEAR         COST             GAINS          LOSSES        FAIR VALUE

March 31, 2001

Held-to-maturity securities:
  U.S. Government
    obligations                   $  14,866,529    $  49,177,530    $  64,044,059    $     420,188     $      --     $  64,464,247
  Corporate debt
    securities                      114,875,685       18,377,987      133,253,672        2,308,989       (17,552)      135,545,109
                                  -------------    -------------    -------------    -------------     ---------     -------------
                                    129,742,214       67,555,517      197,297,731        2,729,177       (17,552)      200,009,356
                                  -------------    -------------    -------------    -------------     ---------     -------------

Available-for-sale securities:
  U.S. Government
    obligations                      10,708,654       33,554,543       44,263,197        2,354,979        (1,541)       46,616,635
  Corporate debt
    securities                       54,709,256       23,359,160       78,068,416          467,207       (28,887)       78,506,736
                                  -------------    -------------    -------------    -------------     ---------     -------------
                                     65,417,910       56,913,703      122,331,613        2,822,186       (30,428)      125,123,371
                                  -------------    -------------    -------------    -------------     ---------     -------------

  Total                           $ 195,160,124    $ 124,469,220    $ 319,629,344    $   5,551,363     $ (47,980)    $ 325,132,727
                                  =============    =============    =============    =============     =========     =============

March 31, 2000

Held-to-maturity securities:
  U.S. Government
    obligations                   $ 108,127,995    $   7,759,114    $ 115,887,109    $     270,728     $ (35,989)    $ 116,121,848
  Corporate debt
    securities                      223,138,725       12,335,324      235,474,049        1,407,865      (278,033)      236,603,881
                                  -------------    -------------    -------------    -------------     ---------     -------------

  Total                           $ 331,266,720    $  20,094,438    $ 351,361,158    $   1,678,593     $(314,022)    $ 352,725,729
                                  =============    =============    =============    =============     =========     =============

     INVESTMENTS (CONTINUED) - The Company also has investments in marketable equity securities (approximately $3,574,000 and $7,669,000 at March 31, 2001 and 2000, respectively) that are currently classified as "available-for-sale" securities under the caption "other assets." Unrealized gains (losses) are included in accumulated other comprehensive income in shareholders' equity. This caption also includes nonmarketable warrants to purchase securities. The warrants are recorded at the lower of cost or market.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost. Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives of the assets: building - 25 years; furniture, fixtures and equipment - 3 to 7 years; or, in the case of leasehold improvements, over the lease terms - 1 to 15 years.

     OTHER ASSETS - Other assets consist primarily of unamortized debt offering costs and purchased patents, which are being amortized over seven and five years, respectively, and certain equity securities (see discussion in "Investments" above).

     DEFERRED REVENUE - SHORT-TERM - During fiscal 1998, the Company received a $10,000,000 upfront payment from ALZA Corporation ("ALZA") to fund clinical development of Cereport. This amount has been recorded as deferred revenue and is being amortized based on actual costs incurred for the clinical development of Cereport. In addition, the Company received prepayments for research and development costs under collaborative research projects with other corporate partners that are being amortized over the estimated term of the agreements using the straight-line method. The Company has received cash milestone payments that are creditable against future royalty payments which are being recognized upon product sales of Nutropin Depot.

     DEFERRED COMPENSATION - Deferred compensation is related to awards under the Company's 1991 Restricted Common Stock Award Plan, compensatory stock options and common stock and is amortized over vesting periods ranging from one to five years.

     401(k) PLAN - The Company's 401(k) Retirement Savings Plan (the "401(k) Plan") covers substantially all of its employees. Eligible employees may contribute up to 20% of their eligible compensation, subject to certain Internal Revenue Service limitations. The Company matches a portion of employee contributions. The match is equal to 50% of the first 6% of deferrals and is fully vested when made. During fiscal 2001, 2000 and 1999, the Company contributed approximately $632,000, $505,000 and $307,000, respectively, to match employee deferrals under the 401(k) Plan.

     RECLASSIFICATIONS - Certain reclassifications have been made in fiscal 2000 and 1999 to conform to the presentation used in fiscal 2001.

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

     SEGMENTS - The Company's operations are treated as one operating segment reporting to the chief operating decision-makers of the Company. Accordingly, the segment disclosures contemplated by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," are not applicable.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard was amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133." The standards are collectively referred to as SFAS No. 133. The Company adopted SFAS No. 133 on April 1, 2001 and the adoption did not have a material impact on its financial position and results of operations.

3.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at March 31:

                                 2001                2000

  Accounts payable            $5,831,589          $2,896,018
  Accrued compensation         1,821,644           1,263,926
  Accrued other                1,761,094           3,067,953
                              ----------          ----------

                              $9,414,327          $7,227,897
                              ==========          ==========

4.   SHAREHOLDERS' EQUITY

     RESTRICTED STOCK PURCHASE AGREEMENTS/COMMON STOCK - During fiscal 1999, the Company issued 7,361,016 shares of its common stock in conjunction with its acquisition of AIR. Of these shares, 4,802,230 shares of common stock were issued to key employees and consultants of AIR and are subject to restricted stock purchase agreements. The Company assumed these restricted stock purchase agreements entered into by AIR. The restricted stock vests quarterly over a four-year period at different amounts for each shareholder. At March 31, 2001 and 2000, approximately 4,537,000 and 3,332,000 shares of restricted stock, respectively, had vested. The agreements state that if the consulting or employment relationship terminates within four years of issuance, the Company shall have the right, but not the obligation, to repurchase the nonvested shares from the shareholder at the share price initially paid by the shareholder. During fiscal 2000, the Company exercised its right to repurchase 83,602 shares of non-vested restricted stock.

     $3.25 PREFERRED STOCK - In March 1998, the Company completed a private placement of 2,300,000 shares of its convertible exchangeable preferred stock (the "$3.25 Preferred Stock") at $50.00 per share. Net proceeds to the Company were approximately $110,500,000. The $3.25 Preferred Stock was convertible at the option of the holder at any time, unless previously redeemed or exchanged, into the Company's common stock at a conversion rate of 3.3756 shares of common stock for each share of $3.25 Preferred Stock.

     In February 2001, the Company called, without penalty, for redemption of the then outstanding 1,768,200 shares of the $3.25 Preferred Stock. In March 2001, the holders of 1,767,724 shares of the $3.25 Preferred Stock converted their shares into 5,967,124 shares of the Company's common stock prior to the redemption of the unconverted shares. The Company redeemed the remaining shares that did not convert at a redemption price of $52.275 per share plus accrued and unpaid dividends, or approximately $25,000. Prior to February 2001, holders of 530,800 shares of $3.25 Preferred Stock converted their shares into 1,791,764 shares of the Company's common stock. During fiscal 2000, holders of the $3.25 Preferred Stock converted 1,000 shares into 3,374 shares of common stock.

     $3.25 PREFERRED STOCK (CONTINUED) - Dividends on the $3.25 Preferred Stock were cumulative from the date of original issue and were paid quarterly, commenced on June 1, 1998, and were paid each September 1, December 1, March 1 and June 1 thereafter, at the annual rate of $3.25 per share. The final dividend payment was made on March 1, 2001.

     1999 PREFERRED STOCK - In April 1999, the Company amended its license agreement with Genentech to expand its collaboration for Nutropin Depot, an injectable long-acting formulation of Genentech's recombinant human growth hormone based on the Company's ProLease drug delivery system. Under the agreement, the companies have been conducting expanded development activities, including clinical trials in an additional indication, process and formulation development and manufacturing. The agreement included milestone payments to reimburse the Company for its past research expenditures incurred from January 1, 1999 through December 31, 2000 plus an additional $5 million. The milestone payment for past research expenditures was earned in June 2000 when Genentech launched Nutropin Depot for sale in the United States.

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

     Dividends on the 1999 Preferred Stock were paid quarterly through March 2000 at a floating three-month LIBOR rate.

5.   LONG-TERM OBLIGATIONS

     Long-term obligations at March 31 consist of the following:

                                                                            2001                 2000

Notes payable to a bank, bearing interest at fixed rates
  (6.97%-8.58%), payable in monthly or quarterly installments,
  maturing in fiscal 2002 through 2004                                  $16,808,334          $22,433,333

Note payable to a corporate partner, bearing interest
  (8.50% at March 31, 2001) at 2.5% above the one-year
  LIBOR, maturing in fiscal 2002                                          5,983,292            5,983,292
                                                                        -----------          -----------
                                                                         22,791,626           28,416,625
Less current portion                                                     10,966,626            5,625,000
                                                                        -----------          -----------
                                                                        $11,825,000          $22,791,625
                                                                        ===========          ===========

     The bank notes listed above are secured by a building and real property pursuant to a mortgage and certain of the Company's equipment pursuant to security agreements. The loan is also secured by cash collateral (included in long-term investments at March 31, 2001) having a minimum market value of the lesser of $1,000,000 or the outstanding principal amount of the loan. Under the terms of the loan agreement, the Company is required to maintain a minimum unencumbered balance of cash and permitted investments and a minimum ratio of unencumbered cash and net quick assets to total liabilities as well as a minimum consolidated capital base.

     In October 1998, the Company converted a prepayment of royalties from a former corporate partner, plus accrued interest, to a promissory note in the principal amount of $5,983,292 as a result of the discontinuation of a collaboration. The principal amount of the note, together with interest, is due in October 2001 and is payable in the Company's common stock or cash, at the Company's option.

     At March 31, 2001, the maturities of the long-term obligations are as follows:

        2002                          $10,966,626
        2003                            4,025,000
        2004                            7,800,000
                                      -----------

                                      $22,791,626
                                      ===========


6.   3 3/4% CONVERTIBLE SUBORDINATED NOTES

     In February 2000, the Company issued $200 million principal amount of its 3 3/4% Notes which are due in 2007. The 3 3/4% Notes are convertible into the Company's common stock, at the option of the holder, at a price of $67.75 per share, subject to adjustment upon certain events. The 3 3/4% Notes bear interest at 3 3/4% payable semi-annually, which commenced on August 15, 2000. The 3 3/4% Notes are redeemable by the Company in cash at any time prior to February 19, 2003 if the Company's stock price exceeds $135.50 per share for at least 20 of the 30 trading days immediately prior to the Company's delivery of the redemption notice. The 3 3/4% Notes are also redeemable at any time on or after February 19, 2003 at certain declining redemption prices. In certain circumstances, at the option of the holders, the Company may be required to repurchase the 3 3/4% Notes. The required repurchase may be in cash or, at the option of the Company, in common stock, at 105% of the principal amount of the 3 3/4% Notes, plus accrued and unpaid interest. As a part of the sale of the 3 3/4% Notes, during fiscal 2000, the Company incurred approximately $6,530,000 of offering costs which were recorded as other assets and are being amortized over seven years, the term of the 3 3/4% Notes. The net proceeds to the Company after offering costs were approximately $193,470,000. The Company has reserved 2,952,030 shares of its common stock for issuance upon conversion of the 3 3/4% Notes.

7.   INCOME TAXES

     At March 31, 2001, the Company has approximately $208,954,000 of net operating loss ("NOL") carryforwards for United States federal income tax purposes and approximately $14,250,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from 2008 through 2027.

     The components of the net deferred income tax assets at March 31 are as follows:

                                                   2001                     2000

NOL carryforwards, federal and state          $  54,190,000           $  46,049,000
Tax benefit from stock options                   27,350,000              17,721,000
Tax credit carryforwards                         19,130,000              14,670,000
Capitalized research and development
  expenses, net of amortization                   9,010,000              10,310,000
Alkermes Europe NOL carryforward                  6,140,000               5,040,000
Other                                             2,410,000               1,952,000
Less valuation allowance                       (118,230,000)            (95,742,000)
                                              -------------           -------------

                                              $          --           $          --
                                              =============           =============


     Tax benefits from stock options will be credited to additional paid-in capital when realized.

     The valuation allowance has been provided because of the uncertainty of realizing the future benefits of the net deferred income tax assets. The valuation allowance increased by $33,378,000 from March 31, 1999 to March 31, 2000.

8.   RELATED-PARTY TRANSACTIONS

     On April 10, 1992, the Company and Clinical Partners, a limited partnership of which ADC II is the general partner, sold in a private placement (i) 920 Class A units, each unit consisting of one Class A limited partnership interest in Clinical Partners and warrants to purchase shares of the Company's common stock; and (ii) one Class B unit, consisting of one Class B limited partnership interest in Clinical Partners and warrants to purchase shares of the Company's common stock. At March 31, 2001, all warrants were either exercised or expired.

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

     Clinical Partners has granted the Company an exclusive interim license to manufacture and market RMPs for human pharmaceutical use in the United States and Canada. Upon the first marketing approval of an RMP product by the United States Food and Drug Administration, the Company is obligated to make a payment (approximately $8,300,000) to Clinical Partners equal to 20% of the aggregate capital contributions of all partners. Additionally, the Company will make royalty payments to Clinical Partners equal to 12% of United States and Canadian revenues and 10% of European revenues, in certain circumstances, from any sales of RMPs by the Company. The interim license will terminate if the Company does not exercise the Purchase Option.

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

9.   RESEARCH AND DEVELOPMENT ARRANGEMENTS

     The Company has entered into several collaborative agreements with corporate partners (the "Partners") to provide research and development activities relating to the Partners' products. In connection with these agreements, the Company has granted certain licenses or the right to obtain certain licenses to technology developed by the Company. In return for such grants, the Company will receive certain payments upon the achievement of certain milestones and will receive royalties on sales of products developed under the terms of the agreements. Additionally, the Company has, or may obtain, the right to manufacture and supply products developed under certain of these agreements.

     During fiscal 2001, 2000 and 1999, research and development revenue under collaborative arrangements from Genentech amounted to 51%, 18% and 42% and from Johnson & Johnson amounted to 21%, 41% and 37%, respectively, of research and development revenues.

10.  COMMITMENTS

     LEASE COMMITMENTS - The Company leases certain of its offices, research laboratories and manufacturing facilities under operating leases with initial terms of one to fifteen years, expiring between 2002 and 2015. Several of the leases contain provisions for extensions for up to ten years. These lease commitments include a commitment for a building for new corporate headquarters, which is expected to be completed during fiscal 2003. Total annual future minimum lease payments are as follows:

        2002                         $ 5,764,000
        2003                          12,220,000
        2004                          12,305,000
        2005                          11,867,000
        2006                          10,446,000
        Thereafter                    38,846,000

     Rent expense charged to operations was approximately $6,213,000, $5,223,000 and $4,237,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

     LICENSE AND ROYALTY COMMITMENTS - The Company has entered into license agreements with certain corporations and universities that require the Company to pay annual license fees and royalties based on a percentage of revenues from sales of certain products and royalties from sublicenses granted by the Company. Amounts paid under these agreements were approximately $124,000, $165,000 and $127,000 for the years ended March 31, 2001, 2000 and 1999, respectively, and are included in research and development expenses.

11.  STOCK OPTIONS AND AWARDS

     The Company's Stock Option Plans (the "Plans") include the Amended and Restated 1989 Non-Qualified Stock Option Plan (the "1989 Plan"), the Amended and Restated 1990 Omnibus Stock Option Plan, as amended (the "1990 Plan"), the 1992 Non-Qualified Stock Option Plan (the "1992 Plan"), the 1998 Equity Incentive Plan (the "1998 Plan") and the 1999 Stock Option Plan (the "1999 Plan"), which provide for the granting of stock options to employees, officers and directors of, and consultants to, the Company. In addition, the Stock Option Plan for Non-Employee Directors (the "Director Plan") provides for the granting of stock options to non-employee directors of the Company. Non-qualified options to purchase up to 450,000 shares of the Company's common stock may be granted under the 1989 Plan, non-qualified and incentive options to purchase up to 6,500,000 shares of the Company's common stock may be granted under the 1990 Plan, non-qualified options to purchase up to 2,000,000 shares of the Company's common stock may be granted under the 1992 Plan, non-qualified and incentive stock options and restricted stock to purchase up to 1,156,262 shares may be granted under the 1998 Plan, non-qualified and incentive options to purchase up to 7,400,000 shares may be granted under the 1999 Plan and non-qualified options to purchase up to 500,000 shares of the Company's common stock may be granted under the Director Plan. The 1989 Plan terminated on July 18, 1999 and the 1990 Plan terminated on September 19, 2000. Unless sooner terminated, the 1992 Plan will terminate on November 11, 2002, the 1998 Plan will terminate on April 1, 2008, the 1999 Plan will terminate on June 2, 2009 and the Director Plan will terminate on March 18, 2006. The Company has reserved a total of 12,916,353 shares of common stock for issuance upon exercise of options that have been or may be granted under the Plans.

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

     The 1989 Plan, the 1990 Plan and the 1992 Plan also provide that the Compensation Committee may grant Limited Stock Appreciation Rights ("LSARs") with respect to all or any portion of the shares covered by stock options granted to directors and executive officers. LSARs may be granted with the grant of a non-qualified stock option or at any time during the term of such option but may only be granted with the grant of an incentive stock option. The grant of LSARs will not be effective until six months after their date of grant. Upon the occurrence of certain triggering events, including a change of control, the options with respect to which LSARs have been granted shall become immediately exercisable and the persons who have received LSARs will automatically receive a cash payment in lieu of shares. At March 31, 2001, there are 117,000 LSARs outstanding which have been granted under the 1990 Plan. No LSARs were granted during fiscal 2001, 2000 or 1999.

     The Company has also adopted the 1991 Restricted Common Stock Award Plan (the "Award Plan"). The Award Plan provides for the award to certain eligible employees, officers and directors of, and consultants to, the Company of up to a maximum of 500,000 shares of common stock. The Award Plan is administered by the Compensation Committee. Awards generally vest over five years. During fiscal 2001, 2000 and 1999, 2,500, 7,000 and zero shares of common stock, respectively, were awarded under the Award Plan and zero, 8,200 and 5,700 shares, respectively, ceased to be subject to forfeiture and were issued. In addition, zero, zero and 4,000 shares were canceled during the years ended March 31, 2001, 2000 and 1999, respectively. At March 31, 2001, 2000 and 1999 there were awards for 62,100, 59,600 and 60,800 shares outstanding under the Award Plan, respectively. The Award Plan will terminate on November 15, 2001, unless sooner terminated by the Board of Directors.

     The Company has elected to continue to follow APB No. 25 for accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized with respect to the grant of any stock options to employees if the exercise price of the Company's employee stock options equals the fair market price of the underlying stock on the date the option is granted.

     Pro forma information regarding net loss and basic and diluted loss per common share in fiscal 2001, 2000 and 1999 has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The resulting effect on pro forma net loss and basic and diluted loss per common share is not necessarily likely to be representative of the effects on net loss and basic and diluted loss per common share on a pro forma basis in future years, due to (i) grants made prior to fiscal 1996 being excluded from the calculation and (ii) the uncertainty regarding the magnitude of future grants. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 4.64% - 6.30% in fiscal 2001, 5.81% - 6.50% in fiscal 2000 and 4.79% - 5.68% in fiscal 1999; dividend yields of 0% in fiscal 2001, 2000 and 1999; volatility factors of the expected market price of the Company's common stock of 70% in fiscal year 2001 and 67% in fiscal years 2000 and 1999; and a weighted average expected life of 4 years in fiscal years 2001, 2000 and 1999. Using the Black-Scholes option pricing model, the weighted average fair value of options granted in fiscal 2001, 2000 and 1999 was $16.99, $9.38 and $3.95, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the vesting period of the option. Pro forma information for the years ended March 31 is as follows:

                                                         2001                     2000                     1999

Net loss - as reported                             $  (24,136,646)          $  (77,436,141)          $  (48,510,670)
Net loss - pro forma                                  (49,346,718)             (87,469,415)             (53,654,009)
Basic and diluted loss per common share -
  as reported                                               (0.43)                   (1.52)                   (0.99)
Basic and diluted loss per common share -
  pro forma                                                 (0.89)                   (1.71)                   (1.09)

     A summary of option activity under the 1989, 1990, 1992, 1998, 1999 and Director Plans is as follows:

                                                          EXERCISE             WEIGHTED
                                   NUMBER                  PRICE               AVERAGE
                                     OF                     PER                EXERCISE
                                   SHARES                  SHARE                PRICE

Balance, April 1, 1998            4,245,896           $ 0.28 - $14.38          $  4.17

  Granted                         2,663,934             0.30 -  15.92             7.42
  Exercised                        (136,816)            0.28 -  11.50             2.13
  Canceled                         (149,382)            0.30 -  12.63             9.11
                                 ----------           ---------------          -------

Balance, March 31, 1999           6,623,632             0.28 -  15.92             5.41

  Granted                         3,214,700            11.61 -  96.88            17.29
  Exercised                      (1,768,252)            0.28 -   5.50             3.56
  Canceled                         (422,890)            1.66 -  17.27             8.79
                                 ----------           ---------------          -------

Balance, March 31, 2000           7,647,190             0.30 -  96.88            10.60

  Granted                         3,478,450            23.19 -  48.03            30.67
  Exercised                      (1,250,434)            0.30 -  22.13             3.69
  Canceled                         (262,603)            5.00 -  94.10            18.19
                                 ----------           ---------------          -------

Balance, March 31, 2001           9,612,603           $ 0.30 - $96.88          $ 18.43
                                 ==========           ===============          =======

     Options granted generally vest over four years, except options granted under the Director Plan which vest after six months.

     The following table summarizes information concerning outstanding and exercisable options at March 31, 2001:

                                     OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                          ---------------------------------------    ---------------------------
                                            WEIGHTED
                                            AVERAGE
                                           REMAINING     WEIGHTED                       WEIGHTED
                                          CONTRACTUAL    AVERAGE                        AVERAGE
   RANGE OF                  NUMBER           LIFE       EXERCISE       NUMBER          EXERCISE
EXERCISE PRICES           OUTSTANDING      (IN YEARS)     PRICE      EXERCISABLE         PRICE

$ 0.30 - $ 5.94            1,740,738          6.46       $ 4.52         958,300          $ 3.89
  5.96 -  12.75            1,588,766          6.67         8.79       1,029,116            8.25
 12.82 -  16.69            2,584,124          8.56        16.63         667,977           16.58
 16.94 -  23.19              199,500          8.71        20.12         100,500           20.14
 23.22 -  29.31            2,590,250          9.63        29.16           2,750           26.25
 29.34 -  96.88              909,225          9.53        36.02         110,875           40.98
---------------            ---------          ----       ------       ---------          ------

$ 0.30 - $96.88            9,612,603          8.25       $18.43       2,869,518          $10.43
===============            =========          ====       ======       =========          ======

                                   * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NOT APPLICABLE.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) DIRECTORS. The information with respect to directors required by this item is incorporated herein by reference to pages 2, 3 and 21 of our Proxy Statement for our annual shareholders' meeting to be held on July 26, 2001 (the "2001 Proxy Statement").

     (b) EXECUTIVE OFFICERS. The information with respect to executive officers required by this item is set forth in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to pages 8 through 17 of the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to pages 18 and 19 of the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to page 20 of the 2001 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  Documents filed as part of the Report:

               (1) Consolidated Financial Statements of the Registrant and Independent Auditors' Report thereon:

                    Consolidated Balance Sheets, March 31, 2001 and 2000.

                    Consolidated Statements of Operations and Comprehensive Loss for the Years Ended March 31, 2001, 2000 and 1999.

                    Consolidated Statements of Shareholders' Equity for the Years Ended March 31, 2001, 2000 and 1999.

                    Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000 and 1999.

                    Notes to Consolidated Financial Statements.

               (2)  Financial Statement Schedules:

                    Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

               (3)  Exhibits

Exhibit No.
-----------

   3.1         Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania
               Secretary of State on June 7, 2001.

   3.2         Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001.

   4.1         Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1, as amended (File
               No. 33-40250).)

   4.2         Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated
               by reference to Exhibit 4.4 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1999.)

   4.3         Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street
               Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to the
               Registrant's Registration Statement on Form S-3, as amended (File No. 333-31354).)

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

   10.4        1992 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-
               54932).)+

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

   10.7        1999 Stock Option Plan.+

    10.8        Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc.
                (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q
                for the quarter ended December 31, 2000.)

    10.9        Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and
                Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2000.)

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

    10.11       Product Development Agreement, dated as of March 6, 1992, between Alkermes
                Clinical Partners, L.P. and the Registrant. (Incorporated by reference to Exhibit 10.21 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

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

    10.16       Manufacture and Supply Agreement, entered into April 5, 2001, by and between
                Alkermes, Inc. and Genentech, Inc.**

   10.17       Patent License Agreement, dated as of August 11, 1997, between Massachusetts
               Institute of Technology and Advanced Inhalation Research, Inc., as amended.
               (Incorporated by reference to Exhibit 10.25 to the Registrant's Report on Form 10-K
               for the fiscal year ended March 31, 1999.)*

   10.18       Letter Agreement, dated September 27, 1996, by and among Fleet National Bank,
               Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutic Inc. II and
               the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

   10.18(a)    Loan Supplement and Modification Agreement, dated as of June 2, 1997, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes
               Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to
               Exhibit 10.27(a) to the Registrant's Report on Form 10-K for the fiscal year ended
               March 31, 1997.)

   10.18(b)    Second Loan Supplement and Modification Agreement, dated as of March 19, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes
               Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to
               Exhibit 10.29(b) to the Registrant's Report on Form 10-K for the fiscal year ended
               March 31, 1998.)

   10.18(c)    Third Loan Supplement and Modification Agreement, dated as of September 24, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes
               Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to
               Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September
               30, 1998.)

   10.19       Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes
               Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutic Inc. II to Fleet
               National Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

   10.20       Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet
               National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

   10.21       Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes
               Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to
               Exhibit 10.6 to the Registrant's Report on Form 10-Q for the quarter ended September
               30, 1996.)

   10.22       Environmental Indemnity Agreement, dated as of September 27, 1996, from the
               Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.
               (Incorporated by reference to Exhibit 10.7 to the Registrant's Report on Form 10-Q
               for the quarter ended September 30, 1996.)

   10.23       Promissory Note, dated September 27, 1996, from the Registrant and Alkermes
               Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to
               Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended
               September 30, 1996.)

    10.24       Promissory Note, dated June 2, 1997, from the Registrant, Alkermes Controlled
                Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National
                Bank. (Incorporated by reference to Exhibit 10.35 to the Registrant's Report on
                Form 10-K for the fiscal year ended March 31, 1997.)

    10.25       Promissory Note, dated March 19, 1998, from the Registrant, Alkermes Controlled
                Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National
                Bank. (Incorporated by reference to Exhibit 10.38 to the Registrant's Report on Form
                10-K for the fiscal year ended March 31, 1998.)

    10.26       Promissory Note, dated September 24, 1998, from the Registrant, Alkermes
                Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet
                National Bank ($11,000,000). (Incorporated by reference to Exhibit 10.2 to the
                Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

    10.27       Promissory Note, dated September 24, 1998, from the Registrant, Alkermes
                Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet
                National Bank ($9,000,000). (Incorporated by reference to Exhibit 10.3 to the
                Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

    10.28       Employment Agreement, entered into as of February 7, 1991, between Richard F.
                Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the
                Registrant's Registration Statement on Form S-1, as amended (File No. 33-40250).)+

    10.29       Employment Agreement, entered into as of June 13, 1994, by and between Robert A.
                Breyer and the Registrant. (Incorporated by reference to Exhibit 10.28 to the
                Registrant's Report on Form 10-K for the fiscal year ended March 31, 1994.)+

    10.30       Change in Control Employment Agreement, dated as of December 19, 2000, between
                Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.1 to the
                Registrant's Report on Form 10-Q for the quarter ended December 31, 2000.)+

    10.31       Change in Control Employment Agreement, dated as of December 19, 2000, between
                Alkermes, Inc. and each of Robert A. Breyer, Raymond T. Bartus, J. Duncan Higgons,
                James L. Wright, James M. Frates and Michael J. Landine. (Form of agreement incorporated by reference to Exhibit 10.2 to the Registrant's report on Form 10-Q for the quarter ended December 31, 2000.)+

    10.32       Employment Agreement, dated December 22, 2000 by and between David A.
                Broecker and the Registrant.+

    10.33       Change in Control Employment Agreement, dated as of June 27, 2001, between
                Alkermes, Inc. and David A. Broecker. (Form of agreement incorporated by reference to Exhibit 10.2 to the Registrant's report on Form 10-Q for the quarter ended
                December 31, 2000.)+

    21          Subsidiaries of the Registrant.

    23          Consent of Deloitte & Touche LLP.

* Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

** Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed June 29, 2001. Such provisions have been filed separately with the Commission.

+ Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.

          (b) Since the beginning of the quarter ended March 31, 2001, the Registrant filed no reports on Form 8-K. After March 31, 2001, the Registrant filed no reports on Form 8-K.

                                   UNDERTAKING

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8, Nos. 33-44752, 33-58330, 33-97468, 333-13283, 333-50357, 333-71011, 333-89573,
333-89575, 333-48768 and 333-48772 and on Form S-3, Nos. 333-31354, 333-34702,
333-75645, 333-75649 and 333-50157.

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

                                             ALKERMES, INC.


June 29, 2001                                By: /s/ Richard F. Pops
                                                 -------------------------------
                                                 Richard F. Pops
                                                 Chief Executive Officer

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

Signature                                            Title                                           Date
---------                                            -----                                           ----

/s/ Michael A. Wall                         Director and Chairman of the                         June 29, 2001
------------------------------------        Board
Michael A. Wall

/s/ Richard F. Pops                         Director and Chief Executive Officer                 June 29, 2001
------------------------------------        (Principal Executive Officer)
Richard F. Pops

/s/ James M. Frates                         Vice President, Chief                                June 29, 2001
------------------------------------        Financial Officer and
James M. Frates                             Treasurer (Principal
                                            Financial and Accounting
                                            Officer)

/s/ Floyd E. Bloom                          Director                                             June 29, 2001
------------------------------------
Floyd E. Bloom

/s/ Robert A. Breyer                        President and Director                               June 29, 2001
------------------------------------
Robert A. Breyer

/s/ John K. Clarke                          Director                                             June 29, 2001
------------------------------------
John K. Clarke

/s/ Alexander Rich                          Director                                             June 29, 2001
------------------------------------
Alexander Rich

/s/ Paul Schimmel                           Director                                             June 29, 2001
------------------------------------
Paul Schimmel

                                  EXHIBIT INDEX


   3.1         Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania
               Secretary of State on June 7, 2001.

   3.2         Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001.

   4.1         Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-1, as amended (File
               No. 33-40250).)

   4.2         Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated
               by reference to Exhibit 4.4 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1999.)

   4.3         Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street
               Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to the
               Registrant's Registration Statement on Form S-3, as amended (File No. 333-31354).)

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

   10.4        1992 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-4, as amended (File No. 33-
               54932).)+

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

   10.7        1999 Stock Option Plan.+

   10.8        Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc.
               (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q
               for the quarter ended December 31, 2000.)

   10.9        Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and
               Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2000.)

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

    10.11       Product Development Agreement, dated as of March 6, 1992, between Alkermes
                Clinical Partners, L.P. and the Registrant. (Incorporated by reference to Exhibit 10.21 to the Registrant's Report on Form 10-K for the fiscal year ended March 31, 1992.)

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

    10.16       Manufacture and Supply Agreement, entered into April 5, 2001, by and between
                Alkermes, Inc. and Genentech, Inc.**

    10.17       Patent License Agreement, dated as of August 11, 1997, between Massachusetts
                Institute of Technology and Advanced Inhalation Research, Inc., as amended.
                (Incorporated by reference to Exhibit 10.25 to the Registrant's Report on Form 10-K
                for the fiscal year ended March 31, 1999.)*

    10.18       Letter Agreement, dated September 27, 1996, by and among Fleet National Bank,
                Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutic Inc. II and

               the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

   10.18(a)    Loan Supplement and Modification Agreement, dated as of June 2, 1997, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes
               Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to
               Exhibit 10.27(a) to the Registrant's Report on Form 10-K for the fiscal year ended
               March 31, 1997.)

   10.18(b)    Second Loan Supplement and Modification Agreement, dated as of March 19, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes
               Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to
               Exhibit 10.29(b) to the Registrant's Report on Form 10-K for the fiscal year ended
               March 31, 1998.)

   10.18(c)    Third Loan Supplement and Modification Agreement, dated as of September 24, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes
               Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to
               Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended September
               30, 1998.)

   10.19       Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes
               Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutic Inc. II to Fleet
               National Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

   10.20       Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet
               National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996.)

   10.21       Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes
               Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to
               Exhibit 10.6 to the Registrant's Report on Form 10-Q for the quarter ended September
               30, 1996.)

   10.22       Environmental Indemnity Agreement, dated as of September 27, 1996, from the
               Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank.
               (Incorporated by reference to Exhibit 10.7 to the Registrant's Report on Form 10-Q
               for the quarter ended September 30, 1996.)

   10.23       Promissory Note, dated September 27, 1996, from the Registrant and Alkermes
               Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to
               Exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended
               September 30, 1996.)

   10.24       Promissory Note, dated June 2, 1997, from the Registrant, Alkermes Controlled
               Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National
               Bank. (Incorporated by reference to Exhibit 10.35 to the Registrant's Report on
               Form 10-K for the fiscal year ended March 31, 1997.)

    10.25       Promissory Note, dated March 19, 1998, from the Registrant, Alkermes Controlled
                Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National
                Bank. (Incorporated by reference to Exhibit 10.38 to the Registrant's Report on Form
                10-K for the fiscal year ended March 31, 1998.)

    10.26       Promissory Note, dated September 24, 1998, from the Registrant, Alkermes
                Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet
                National Bank ($11,000,000). (Incorporated by reference to Exhibit 10.2 to the
                Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

    10.27       Promissory Note, dated September 24, 1998, from the Registrant, Alkermes
                Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet
                National Bank ($9,000,000). (Incorporated by reference to Exhibit 10.3 to the
                Registrant's Report on Form 10-Q for the quarter ended September 30, 1998.)

    10.28       Employment Agreement, entered into as of February 7, 1991, between Richard F.
                Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the
                Registrant's Registration Statement on Form S-1, as amended (File No. 33-40250).)+

    10.29       Employment Agreement, entered into as of June 13, 1994, by and between Robert A.
                Breyer and the Registrant. (Incorporated by reference to Exhibit 10.28 to the
                Registrant's Report on Form 10-K for the fiscal year ended March 31, 1994.)+

    10.30       Change in Control Employment Agreement, dated as of December 19, 2000, between
                Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.1 to the
                Registrant's Report on Form 10-Q for the quarter ended December 31, 2000.)+

    10.31       Change in Control Employment Agreement, dated as of December 19, 2000, between
                Alkermes, Inc. and each of Robert A. Breyer, Raymond T. Bartus, J. Duncan Higgons,
                James L. Wright, James M. Frates and Michael J. Landine. (Form of agreement incorporated by reference to Exhibit 10.2 to the Registrant's report on Form 10-Q for the quarter ended December 31, 2000.)+

    10.32       Employment Agreement, dated December 22, 2000 by and between David A.
                Broecker and the Registrant.+

    10.33       Change in Control Employment Agreement, dated as of June 27, 2001, between
                Alkermes, Inc. and David A. Broecker. (Form of agreement incorporated by reference to Exhibit 10.2 to the Registrant's report on Form 10-Q for the quarter ended
                December 31, 2000.)+

    21          Subsidiaries of the Registrant.

    23          Consent of Deloitte & Touche LLP.


* Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

** Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed June 29, 2001. Such provisions have been filed separately with the Commission.

+ Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.