Form 10-Q
period 2001-06-30
ALKERMES INC
filed 2001-08-14
CIK 874663

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

Commission file number 0-19267

                                 ALKERMES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                     23-2472830
------------------------------------------        ------------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     64 Sidney Street, Cambridge, MA                         02139-4136
------------------------------------------        ------------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code:  (617) 494-0171
                                                   ---------------------------

                                 Not Applicable
------------------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ------    ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding as of
                      Class                          August 6, 2001
                      -----                     ------------------------

      Common Stock, par value $.01                     63,327,036
      Non-Voting Common Stock, par value $.01             382,632

                         ALKERMES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                Page No.
                                                                                --------
PART I - FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements

                    Consolidated Balance Sheets                                     3
                    -     June 30, 2001 and March 31, 2001

                    Consolidated Statements of Operations                           4
                    -     Three months ended June 30, 2001 and 2000

                    Consolidated Statements of Cash Flows                           5
                    -     Three months ended June 30, 2001 and 2000

                    Notes to Consolidated Financial Statements                      6

           Item 2.  Management's Discussion and Analysis of                         9
                    Financial Condition and Results of Operations

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk     12

PART II - OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders            13

           Item 6.  Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                         15

EXHIBIT INDEX                                                                      16


                                      (2)

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

                         ALKERMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                      June 30,              March 31,
                                                                                        2001                  2001
                                                                                    -------------         -------------
                                                   ASSETS
Current Assets:
      Cash and cash equivalents                                                     $  10,674,486         $   5,923,282
      Short-term investments                                                          269,550,512           249,004,850
      Receivables from collaborative arrangements                                      17,084,017            10,951,763
      Prepaid expenses and other current assets                                         4,715,215             5,726,610
                                                                                    -------------         -------------
           Total current assets                                                       302,024,230           271,606,505
                                                                                    -------------         -------------
Property, Plant and Equipment:
      Land                                                                                235,000               235,000
      Building                                                                          5,002,783             4,888,469
      Furniture, fixtures and equipment                                                45,012,040            43,432,360
      Leasehold improvements                                                           14,595,457            14,401,828
      Construction in progress                                                          1,117,360               562,331
                                                                                    -------------         -------------
                                                                                       65,962,640            63,519,988
           Less accumulated depreciation and amortization                             (29,313,894)          (27,200,590)
                                                                                    -------------         -------------
                                                                                       36,648,746            36,319,398
                                                                                    -------------         -------------
Investments                                                                            34,676,793            73,416,252
                                                                                    -------------         -------------
Other Assets                                                                           11,203,364             9,955,060
                                                                                    -------------         -------------
           Total Assets                                                             $ 384,553,133         $ 391,297,215
                                                                                    =============         =============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued expenses                                         $   9,363,530         $   9,414,327
      Accrued interest                                                                  4,166,891             2,158,087
      Deferred revenue                                                                  7,943,854             8,523,326
      Long-term obligations - current portion                                          10,716,626            10,966,626
                                                                                    -------------         -------------
           Total current liabilities                                                   32,190,901            31,062,366
                                                                                    -------------         -------------
Long-Term Obligations                                                                  10,725,000            11,825,000
                                                                                    -------------         -------------
Convertible Subordinated Notes                                                        200,000,000           200,000,000
                                                                                    -------------         -------------
Shareholders' Equity:
      Capital stock, par value $.01 per share: authorized, 4,550,000 shares;
        none issued
      Common stock, par value $.01 per share: authorized, 160,000,000 shares; issued, 63,327,036 and 63,124,248 shares at June 30, 2001
        and March 31, 2001, respectively                                                  633,270               631,243
      Non-voting common stock, par value $.01 per share:
        authorized, 450,000 shares; issued, 382,632 at June 30, 2001 and
        March 31, 2001                                                                      3,826                 3,826
      Additional paid-in capital                                                      428,638,948           427,129,226
      Deferred compensation                                                              (964,730)           (1,024,303)
      Accumulated other comprehensive income                                            4,178,545             4,179,938
      Accumulated deficit                                                            (290,852,627)         (282,510,081)
                                                                                    -------------         -------------
           Total shareholders' equity                                                 141,637,232           148,409,849
                                                                                    -------------         -------------
           Total Liabilities and Shareholders' Equity                               $ 384,553,133         $ 391,297,215
                                                                                    =============         =============

See notes to consolidated financial statements.


                                      (3)

                         ALKERMES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                             Three Months         Three Months
                                                                Ended                Ended
                                                               June 30,             June 30,
                                                                 2001                 2000
                                                             ------------         ------------
Revenues:
     Research and development revenue under
        collaborative arrangements                            $15,526,675          $28,966,945
                                                             ------------         ------------

Expenses:
     Research and development                                  20,710,031           14,439,893
     General and administrative                                 5,374,278            4,816,957
     Noncash compensation expense - attributed to
        research and development                                       --            3,149,334
                                                             ------------         ------------
           Total expenses                                      26,084,309           22,406,184
                                                             ------------         ------------

Net operating (loss) income                                   (10,557,634)           6,560,761
                                                             ------------         ------------

Other income (expense):
     Interest income                                            4,525,015            5,598,966
     Interest expense                                          (2,309,927)          (2,395,180)
                                                             ------------         ------------
                                                                2,215,088            3,203,786
                                                             ------------         ------------

Net (loss) income                                              (8,342,546)           9,764,547

Preferred stock dividends                                              --            1,867,877
                                                             ------------         ------------

Net (loss) income attributable to common shareholders         ($8,342,546)          $7,896,670
                                                             ============         ============

(Loss) earnings per common share:
     Basic                                                         ($0.13)               $0.15
                                                             ============         ============

     Diluted                                                       ($0.13)               $0.13
                                                             ============         ============

Weighted average common shares used to
 compute (loss) earnings per common share:
     Basic                                                     63,236,893           53,957,017
                                                             ============         ============

     Diluted                                                   63,236,893           59,856,383
                                                             ============         ============

See notes to consolidated financial statements.


                                      (4)

                         ALKERMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months         Three Months
                                                                                              Ended                Ended
                                                                                             June 30,             June 30,
                                                                                               2001                 2000
                                                                                           ------------         ------------
Cash flows from operating activities:
     Net (loss) income                                                                     ($ 8,342,546)        $  9,764,547
     Adjustments to reconcile net (loss) income to net cash used by operating activities:
          Depreciation and amortization                                                       2,313,341            1,630,930
          Noncash interest expense                                                              138,730              116,116
          Compensation relating to issuance of common stock
              and grant of stock options and awards made                                             --            3,149,334
          Adjustments to other assets                                                           250,447              261,646
          Changes in assets and liabilities:
               Receivables from collaborative arrangements                                   (6,132,254)         (27,417,230)
               Prepaid expenses and other current assets                                      1,011,462           (1,578,488)
               Accounts payable and accrued expenses                                          1,818,670            3,078,272
               Deferred revenue                                                                (579,472)            (200,035)
               Other long-term liabilities                                                           --              (19,898)
                                                                                           ------------         ------------
                    Net cash used by operating activities                                    (9,521,622)         (11,214,806)
                                                                                           ------------         ------------

Cash flows from investing activities:
     Additions to property, plant and equipment                                              (2,441,554)          (1,311,452)
     Purchases of available-for-sale short-term investments                                 (69,221,396)                  --
     Sales of available-for-sale short-term investments                                      66,764,763                   --
     (Purchases) maturities of held-to-maturity short-term investments, net                 (19,309,847)           9,348,594
     Maturities of long-term investments, net                                                38,739,459            5,970,206
     Increase in other assets                                                                  (300,000)            (186,456)
                                                                                           ------------         ------------
                    Net cash provided by investing activities                                14,231,425           13,820,892
                                                                                           ------------         ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                   1,402,349              107,453
     Payment of long-term obligations                                                        (1,350,000)          (1,425,000)
     Payment of preferred stock dividends                                                            --           (1,867,877)
                                                                                           ------------         ------------
                    Net cash provided by (used by) financing activities                          52,349           (3,185,424)
                                                                                           ------------         ------------

Effect of exchange rate changes on cash                                                         (10,948)             (31,251)
                                                                                           ------------         ------------

Net increase (decrease) in cash and cash equivalents                                          4,751,204             (610,589)
Cash and cash equivalents, beginning of period                                                5,923,282            6,100,643
                                                                                           ------------         ------------
Cash and cash equivalents, end of period                                                   $ 10,674,486         $  5,490,054
                                                                                           ============         ============

Supplementary information:
     Cash paid for interest                                                                $    301,123         $    408,416
                                                                                           ============         ============


See notes to consolidated financial statements.


                                      (5)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The consolidated financial statements of Alkermes, Inc. (the "Company") for the three months ended June 30, 2001 and 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2001, which includes consolidated financial statements and notes thereto for the years ended March 31, 2001, 2000 and 1999. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. ("AIR"), Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II ("ADC II"), wholly owned subsidiaries of the Company.

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

Comprehensive income (loss) for the three months ended June 30, 2001 and 2000 is as follows:

                                                          Three Months        Three Months
                                                              Ended               Ended
                                                          June 30, 2001       June 30, 2000
                                                          -------------       -------------
Net (loss) income                                          ($8,342,546)         $9,764,547
Cumulative foreign currency translation adjustments            (10,575)            (27,108)
Unrealized gain on marketable securities                         9,182             145,250
                                                           -----------         -----------
Comprehensive (loss) income                                ($8,343,939)         $9,882,689
                                                           ===========         ===========


                                      (6)

The accumulated other comprehensive income is as follows:

Balance, March 31, 2001                                 $4,179,938
Change for the three months ended June 30, 2001             (1,393)
                                                       -----------
Balance, June 30, 2001                                  $4,178,545
                                                       ===========


3.  NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities" on April 1, 2001. The adoption did not have any impact on the financial position and results of operations.

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will be effective for any business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of SFAS No. 141 is not expected to have an effect on the Company's financial position or results of operations as it does not currently have any goodwill on its consolidated balance sheet. The adoption of SFAS No. 142 is not expected to have a significant impact on the Company's financial position or results of operations.

4.    EARNINGS PER SHARE

Basic net (loss) income per share is based on the weighted average number of common shares outstanding. For the three months ended June 30, 2001, diluted net loss per common share was the same as basic net loss per common share as the inclusion of the weighted average number of shares of common stock issuable upon the exercise of stock options, which total 9,455,725 shares, and 2,952,030 shares of common stock issuable upon conversion of the 3-3/4% Convertible Subordinated Notes due 2007 (the "3-3/4% Notes") would have been antidilutive. For the three months ended June 30, 2000, the difference between basic and diluted shares used in the computation of earnings per common share was 5,899,366 common equivalent shares. These securities include options to purchase 5,516,734 shares of common stock and 382,632 shares of common stock issuable upon conversion of non-voting common stock. Certain securities have been excluded from the computation of diluted earnings per common share for the three months ended June 30, 2000 because they would have an antidilutive effect on earnings per common share. These securities include 7,760,251 shares of common stock issuable upon conversion of the then outstanding convertible exchangeable preferred stock and 2,952,030 shares of common stock for issuance upon conversion of the 3-3/4% Notes.


                                      (7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes, Inc. (together with our subsidiaries, "we" or "us") is a leader in the development of products based on sophisticated drug delivery technologies. We have several areas of focus, including: (i) controlled, sustained-release of injectable drugs lasting several days to several weeks, utilizing our ProLease(R) and Medisorb(R) technologies and (ii) the development of pharmaceutical products based on our proprietary Advanced Inhalation Research, Inc. ("AIR(TM)") pulmonary technology. Our first product, Nutropin Depot(TM), was launched in the United States by our partner, Genentech, Inc. ("Genentech"), in June 2000. Nutropin Depot is a long-acting form of Genentech's recombinant human growth hormone using our ProLease technology. Since our inception in 1987, we have devoted substantially all of our resources to research and development programs. We expect to incur substantial additional operating losses over the next few years. At June 30, 2001, we had an accumulated deficit of $290.9 million.

We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans and payments under research and development agreements with collaborators. We historically have developed our product candidates in collaboration with others on whom we relied for funding, development and/or marketing. While we continue to develop product candidates in collaboration with others, we have begun to expand the development of our proprietary product candidates which we fund on our own.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our development and manufacturing activities and our results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others: (i) we may be unable to continue to manufacture our first product, Nutropin Depot, or to manufacture future products on a commercial scale or economically; (ii) Nutropin Depot may not produce significant revenues and, in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (iii) our collaborators could elect to terminate or delay programs at any time; (iv) even if clinical trials are completed and the data is submitted to the United States Food and Drug Administration ("FDA") as a New Drug Application ("NDA") for marketing approval and to other health authorities as a marketing authorization application, the NDA or marketing authorization application could fail to be accepted, or could fail to receive approval on a timely basis, if at all; (v) we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (vi) our


                                      (8)
product candidates could be ineffective or unsafe during clinical trials; (vii) disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (viii) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (ix) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (x) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xi) we could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; and (xii) disputes with Alkermes Clinical Partners, L.P. ("Clinical Partners") over rights to Cereport(R) and related technology could occur.

RESULTS OF OPERATIONS

Our research and development revenue under collaborative arrangements for the three months ended June 30, 2001 was $15.5 million as compared to $29.0 million for the corresponding period of the prior year. The decrease in such revenue was the result of non-recurring milestone revenues earned in the three months ended June 30, 2000. Despite the decrease from the prior period, there was an increase in funding earned and a milestone payment earned under other collaborative agreements.

Total operating expenses were $26.1 million for the three months ended June 30, 2001 as compared to $22.4 million for the three months ended June 30, 2000. The increase for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 was primarily related to an increase in research and development expenses which is discussed below.

Research and development expenses for the three months ended June 30, 2001 were $20.7 million as compared to $14.4 million for the corresponding period of the prior year. The increase in research and development expenses for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 was mainly the result of increases in headcount, external research expenses and lab supplies as we advance our proprietary product candidates and our collaborators' product candidates through development, clinical trials and commercialization. There was also an increase in occupancy costs and depreciation expense as we continue to expand our facilities in both Massachusetts and Ohio. We expect an increase in research and development expenses during fiscal 2002 resulting from the development of our proprietary product candidates and collaborative product candidates.

General and administrative expenses for the three months ended June 30, 2001 were $5.4 million as compared to $4.8 million for the corresponding period of the prior year. The increase in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 was primarily a result of an increase in personnel as well as increased professional fees and consulting costs.

There was a significant decrease in noncash compensation expense for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease was a result of a


                                      (9)
significant number of shares of common stock and stock options vesting during the three months ended March 31, 2001, resulting in a nominal amount of noncash compensation expense during the quarter ended June 30, 2001. Noncash compensation charges primarily relate to common stock issued and stock options granted to certain employees, consultants and other individuals associated with our wholly owned subsidiary, Advanced Inhalation Research (AIR(TM)), prior to our acquisition in February 1999.

Interest income for the three months ended June 30, 2001 was $4.5 million as compared to $5.6 million for the corresponding period of the prior year. The decrease in such income for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 was primarily the result of a decreased average cash and investment balance as compared to the prior year. Interest income also decreased as a result of a decrease in interest rates as compared to the same prior year period.

Interest expense for the three months ended June 30, 2001 was $2.3 million as compared to $2.4 million for the corresponding period of the prior year. The decrease in interest expense for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 was primarily the result of a decrease in the outstanding debt balance as compared to the prior year.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were approximately $280.2 million at June 30, 2001 as compared to $254.9 million at March 31, 2001. The increase in cash and cash equivalents and short-term investments was primarily the result of investments classified as long-term at March 31, 2001 now having a maturity period of less than 12 months which as a result are classified as short-term investments at June 30, 2001. There was also an increase in cash and short-term investments due to the receipt of the net proceeds from the exercise of stock options and a milestone payment received from a collaborator. The increase in cash and short-term investments was partially offset by cash used to fund our operations, to make interest and principal payments on our indebtedness and to acquire fixed assets.

We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper. Our investment objectives for all of our investments taken as a whole are, first, to assure conservation of capital and liquidity, and second, to obtain investment income. Investments classified as "held-to-maturity" include $28.3 million principal amount of high-grade corporate notes and U.S. Government obligations with maturities ranging from 14 to 17 months.

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


                                      (10)

Capital expenditures were approximately $2.4 million for the three months ended June 30, 2001, principally reflecting equipment purchases and building improvements. We expect our capital expenditures to increase significantly during fiscal year 2002 as we expand our facilities in both Massachusetts and Ohio. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing loans, Fleet National Bank has a security interest in certain of our assets which secure the outstanding obligations under the loans.

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

ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities" on April 1, 2001. The adoption did not have any impact on the financial position and results of operations.

In June 2001, the Financial Accounting Standards Board, or FASB, issued
SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will be effective for any business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of SFAS No. 141 is not expected to have an effect on our financial position or results of operations as we do not currently have any goodwill on our consolidated balance sheet. The adoption of SFAS No. 142 is not expected to have a significant impact on our financial position or results of operations.


                                      (11)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of our investment portfolio we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our short-term investments and investments consist of U.S. Government obligations, high-grade corporate notes and commercial paper. The amount of the short-term investment portfolio that is "held-to-maturity" is comprised of investments that mature within one year, are not callable by the issuer and have fixed interest rates. Our investments are subject to interest rate risk, and could decline in value if interest rates increase. Due to the conservative nature of our short-term investments and investments we do not believe that we have a material exposure to interest rate risk. Although our investments are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

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

The interest rates on our 3-3/4% Notes are fixed and, therefore, are not subject to interest rate risk.






                                      (12)

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on July 26, 2001, the holders of Common Stock approved an amendment to the 1999 Stock Option Plan to increase to 9,900,000 the number of shares issuable upon exercise of options granted thereunder, an increase of 2,500,000 shares. There were 38,693,493 votes for, and 16,308,906 votes against, the amendment of the plan, no broker non-votes and 68,354 abstentions.

Also at the Annual Meeting of Shareholders, the holders of Common Stock elected the following as directors for terms of one year expiring on the date of the 2002 Annual Meeting or until their respective successors are duly elected and shall qualify:

                              Votes             Authority
Nominee                       For               Withheld
-------                       ---               --------
Floyd E. Bloom                52,939,223        2,131,530

Robert A. Breyer              54,040,052        1,030,701

John K. Clarke                54,269,708          801,045

Richard F. Pops               49,410,812        5,659,941

Alexander Rich                52,940,163        2,130,590

Paul Schimmel                 52,927,195        2,143,558

Michael A. Wall               52,959,320        2,111,433





                                      (13)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits:

             Number                        Exhibit
             ------                        -------
               3.1      Third Amended and Restated Articles of Incorporation as
                        filed with the Pennsylvania Secretary of State on June
                        7, 2001. (Incorporated by reference to Exhibit 3.1 to
                        the Company's Report on Form 10-K for the fiscal year
                        ended March 31, 2001).

               3.2 Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-K for the fiscal year ended March 31, 2001).

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

(b) During the quarter ended June 30, 2001, the Company filed no Reports on Form 8-K.





                                      (14)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ALKERMES, INC.
                                        (Registrant)



Date:  August 14, 2001                  By:   /s/  Richard F. Pops
                                             ------------------------
                                             Richard F. Pops
                                             Chief Executive Officer and
                                               Director
                                               (Principal Executive Officer)


Date:  August 14, 2001                  By:   /s/  James M. Frates
                                            -------------------------
                                             James M. Frates
                                             Vice President, Chief
                                             Financial Officer and Treasurer
                                               (Principal Financial and
                                                Accounting Officer)




                                      (15)

                                  EXHIBIT INDEX


               Exhibit
               Number      Description
               ------      -----------
               3.1         Third Amended and Restated Articles of Incorporation as
                           filed with the Pennsylvania Secretary of State on June
                           7, 2001. (Incorporated by reference to Exhibit 3.1 to
                           the Company's Report on Form 10-K for the fiscal year
                           ended March 31, 2001).

               3.2 Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-K for the fiscal year ended March 31, 2001).

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


                                      (16)