Form 10-Q
period 2001-09-30
ALKERMES INC
filed 2001-11-13
CIK 874663

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-19267

ALKERMES, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	23-2472830 (I.R.S. Employer Identification No.)

64 Sidney Street, Cambridge, MA (Address of principal executive offices)	02139-4136 (Zip Code)

Registrant’s telephone number including area code: (617) 494-0171

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 9, 2001

Common Stock, par value $.01	63,946,916

Non-Voting Common Stock, par value $.01	382,632

ALKERMES, INC. AND SUBSIDIARIES

INDEX

		Page No.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets	3

	- September 30, 2001 and March 31, 2001

	Consolidated Statements of Operations	4

	- Three months ended September 30, 2001 and 2000

	- Six months ended September 30, 2001 and 2000

	Consolidated Statements of Cash Flows	5

	- Six months ended September 30, 2001 and 2000

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of	9

	Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

EXHIBIT INDEX		17

(2)

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2001	2001

ASSETS

Current Assets:

Cash and cash equivalents	$14,048,162	$5,923,282

Short-term investments	271,626,086	249,004,850

Receivables from collaborative arrangements	20,424,634	10,951,763

Prepaid expenses and other current assets	4,992,110	5,726,610

Total current assets	311,090,992	271,606,505

Property, Plant and Equipment:

Land	235,000	235,000

Building	5,021,101	4,888,469

Furniture, fixtures and equipment	47,098,220	43,432,360

Leasehold improvements	14,689,820	14,401,828

Construction in progress	4,350,733	562,331

	71,394,874	63,519,988

Less accumulated depreciation and amortization	(31,441,485)	(27,200,590)

	39,953,389	36,319,398

Investments	9,697,218	73,416,252

Other Assets	8,535,830	9,955,060

Total Assets	$369,277,429	$391,297,215

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$10,366,182	$9,414,327

Accrued interest	2,537,288	2,158,087

Deferred revenue	7,627,455	8,523,326

Long-term obligations — current portion	10,341,626	10,966,626

Total current liabilities	30,872,551	31,062,366

Long-Term Obligations	9,750,000	11,825,000

Convertible Subordinated Notes	200,000,000	200,000,000

Shareholders’ Equity:

Capital stock, par value $.01 per share: authorized, 4,550,000 shares; none issued

Common stock, par value $.01 per share: authorized, 160,000,000 shares; issued, 63,447,767 and 63,124,248 shares at September 30, 2001 and March 31, 2001, respectively	634,478	631,243

Non-voting common stock, par value $.01 per share: authorized, 450,000 shares; issued, 382,632 at September 30, 2001 and March 31, 2001	3,826	3,826

Additional paid-in capital	429,697,547	427,129,226

Deferred compensation	(522,009)	(1,024,303)

Accumulated other comprehensive income	2,306,435	4,179,938

Accumulated deficit	(303,465,399)	(282,510,081)

Total shareholders’ equity	128,654,878	148,409,849

Total Liabilities and Shareholders’ Equity	$369,277,429	$391,297,215

See notes to consolidated financial statements.

(3)

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Revenues:

Research and development revenue under collaborative arrangements	$14,505,003	$7,514,325	$30,031,678	$36,481,270

Expenses:

Research and development	22,592,697	16,497,690	43,302,728	30,937,583

General and administrative	6,410,854	4,944,515	11,785,132	9,761,472

Noncash compensation (income) expense - attributed to research and development	—	(2,290,187)	—	859,147

Total expenses	29,003,551	19,152,018	55,087,860	41,558,202

Net operating loss	(14,498,548)	(11,637,693)	(25,056,182)	(5,076,932)

Other income (expense):

Interest income	4,216,637	5,660,429	8,741,652	11,259,395

Interest expense	(2,330,861)	(2,308,476)	(4,640,788)	(4,703,656)

	1,885,776	3,351,953	4,100,864	6,555,739

Net (loss) income	(12,612,772)	(8,285,740)	(20,955,318)	1,478,807

Preferred stock dividends	—	1,867,714	—	3,735,591

Net loss attributable to common shareholders	$(12,612,772)	$(10,153,454)	$(20,955,318)	$(2,256,784)

Basic and diluted loss per common share	$(0.20)	$(0.19)	$(0.33)	$(0.04)

Weighted average number of common shares outstanding	63,399,285	54,651,444	63,318,533	54,306,128

See notes to consolidated financial statements.

(4)

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2001	2000

Cash flows from operating activities:

Net (loss) income	$(20,955,318)	$1,478,807

Adjustments to reconcile net (loss) income to net cash used by operating activities:

Depreciation and amortization	5,262,634	3,762,638

Noncash interest expense	316,430	233,508

Compensation relating to issuance of common stock and grant of stock options and awards made	—	859,147

Adjustments to other assets	509,232	354,959

Changes in assets and liabilities:

Receivables from collaborative arrangements	(9,472,870)	(27,664,972)

Prepaid expenses and other current assets	733,198	(971,373)

Accounts payable and accrued expenses	1,022,668	2,136,441

Deferred revenue	(895,871)	(400,533)

Other long-term liabilities	—	(29,846)

Net cash used by operating activities	(23,479,897)	(20,241,224)

Cash flows from investing activities:

Additions to property, plant and equipment, net	(7,900,394)	(3,629,026)

Purchases of available-for-sale short-term investments	(94,695,430)	—

Sales of available-for-sale short-term investments	91,843,792	—

(Purchases) maturities of held-to-maturity short-term investments, net	(20,499,839)	24,172,173

Maturities of long-term investments, net	63,719,034	7,308,935

Increase in other assets	(300,000)	(186,456)

Net cash provided by investing activities	32,167,163	27,665,626

Cash flows from financing activities:

Proceeds from issuance of common stock	2,134,515	2,439,869

Payment of long-term obligations	(2,700,000)	(2,850,000)

Payment of preferred stock dividends	—	(3,735,591)

Proceeds from issuance of common stock to collaborative partner	—	4,999,978

Net cash (used by) provided by financing activities	(565,485)	854,256

Effect of exchange rate changes on cash	3,099	(53,861)

Net increase in cash and cash equivalents	8,124,880	8,224,797

Cash and cash equivalents, beginning of period	5,923,282	6,100,643

Cash and cash equivalents, end of period	$14,048,162	$14,325,440

Supplementary information:

Cash paid for interest	$4,256,955	$4,389,466

See notes to consolidated financial statements.

(5)

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements of Alkermes, Inc. (the “Company”) for the three and six months ended September 30, 2001 and 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2001, which includes consolidated financial statements and notes thereto for the years ended March 31, 2001, 2000 and 1999. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. (“AIR”), Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II (“ADC II”), wholly owned subsidiaries of the Company.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in the shareholders’ equity of the Company that are excluded from net income (loss). Specifically, other comprehensive income includes unrealized holding gains and losses on the Company’s “available-for-sale” securities and changes in cumulative foreign currency translation adjustments.

Comprehensive income (loss) for the three and six months ended September 30, 2001 and 2000 is as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2001	September 30, 2000

Net loss	$(12,612,772)	$(8,285,740)

Cumulative foreign currency translation adjustments	14,813	(12,089)

Unrealized loss on marketable securities	(1,886,923)	(1,389,000)

Comprehensive loss	$(14,484,882)	$(9,686,829)

(6)

	Six Months	Six Months
	Ended	Ended
	September 30, 2001	September 30, 2000

Net (loss) income	$(20,955,318)	$1,478,807

Cumulative foreign currency translation adjustments	4,238	(39,197)

Unrealized loss on marketable securities	(1,877,741)	(1,243,750)

Comprehensive (loss) income	$(22,828,821)	$195,860

The accumulated other comprehensive income is as follows:

Balance, March 31, 2001	$4,179,938

Change for the three months ended June 30, 2001	(1,393)

Balance, June 30, 2001	4,178,545

Change for the three months ended September 30, 2001	(1,872,110)

Balance, September 30, 2001	$2,306,435

3. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on April 1, 2001. The adoption did not have any impact on the financial position and results of operations of the Company.

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other identifiable intangible assets will continue to be amortized over their useful lives should they be determinable, otherwise they will be subject to the same annual impairment test. The adoption of SFAS No. 141 did not have an effect on the Company’s financial position or results of operations as it does not currently have any goodwill on its consolidated balance sheet. The adoption of SFAS No. 142 is not expected to have a significant impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement will supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets or for Long-Lived Assets to Be Disposed Of,” in its entirety, and Accounting Principles Board, or APB, Opinion No. 30, “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” only for segments to be disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined the effect, if any, that adoption of this statement will have on its financial position or results of operations.

(7)

4. EARNINGS PER SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding. For the three and six months ended September 30, 2001, diluted net loss per common share was the same as basic net loss per common share because the inclusion of the weighted average number of shares of common stock issuable upon the exercise of stock options, which total 9,559,104, and 2,952,030 shares of common stock issuable upon conversion of the 3 3/4% Convertible Subordinated Notes due 2007 (the “3 3/4% Notes”), would have been antidilutive. For the three and six months ended September 30, 2000, diluted net loss per common share was the same as basic net loss per common share because the inclusion of the weighted average number of shares of common stock issuable upon the exercise of stock options, which total 7,271,182 shares, and 2,952,030 shares of common stock issuable upon conversion of the 3 3/4% Notes, would have been antidilutive.

(8)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Alkermes, Inc. (together with our subsidiaries, “we” or “us”) is a leader in the development of products based on sophisticated drug delivery technologies. We have several areas of focus, including: (i) controlled, sustained-release of injectable drugs lasting several days to several weeks, utilizing our ProLease® and Medisorb® technologies and (ii) the development of pharmaceutical products based on our proprietary Advanced Inhalation Research, Inc. (“AIR™”) pulmonary technology. Our first product, Nutropin Depot™, was launched in the United States by our partner, Genentech, Inc. (“Genentech”), in June 2000. Nutropin Depot is a long-acting form of Genentech’s recombinant human growth hormone using our ProLease technology. Since our inception in 1987, we have devoted substantially all of our resources to research and development programs. We expect to incur substantial additional operating losses over the next few years. At September 30, 2001, we had an accumulated deficit of $303.5 million.

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

Forward-Looking Statements

Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our development and manufacturing activities and our results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others: (i) we may be unable to continue to manufacture our first product, Nutropin Depot, or to manufacture future products on a commercial scale or economically; (ii) Nutropin Depot and our product candidates, if approved for marketing, may not produce significant revenues and, in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (iii) even if clinical trials are completed and the data is submitted to the United States Food and Drug Administration (“FDA”) as a New Drug Application (“NDA”) for marketing approval and to other health authorities as a marketing authorization application, the NDA or marketing authorization application could fail to be accepted, or could fail to receive approval on a timely basis, if at all; (iv) our collaborators could elect to terminate or delay programs at any time; (v) we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or

(9)

clinical trials could be delayed; (vi) our product candidates could be ineffective or unsafe during clinical trials; (vii) disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (viii) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (ix) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (x) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xi) we could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials; and (xii) disputes with Alkermes Clinical Partners, L.P. (“Clinical Partners”) over rights to Cereport® and related technology could occur.

Results of Operations

Our research and development revenue under collaborative arrangements for the three and six months ended September 30, 2001 was $14.5 and $30.0 million compared to $7.5 and $36.5 million for the corresponding periods of the prior year. The increase for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 was the result of an increase in funding earned under collaborative agreements. The decrease for the six months ended September 30, 2001 compared to the six months ended September 30, 2000 was primarily the result of a significant non-recurring milestone earned in the six months ended September 30, 2000. The decrease for the six months ended September 30, 2001 compared to the same prior year period was offset by an increase in funding earned under other collaborative agreements during the current fiscal year.

Total operating expenses were $29.0 and $55.1 million for the three and six months ended September 30, 2001 as compared to $19.2 and $41.6 million for the three and six months ended September 30, 2000. The increase for the three and six months ended September 30, 2001 as compared to the three and six months ended September 30, 2000 was due to increases in research and development expenses and general and administrative expenses, which are discussed below.

Research and development expenses for the three and six months ended September 30, 2001 were $22.6 and $43.3 million as compared to $16.5 and $30.9 million for the corresponding periods of the prior year. The increase in research and development expenses for the three and six months ended September 30, 2001 as compared to the three and six months ended September 30, 2000 was mainly the result of increases in headcount, external research expenses and lab supplies as we advance our proprietary product candidates and our collaborators’ product candidates through development, clinical trials and commercialization. There was also an increase in occupancy costs and depreciation expense as we continue to expand our facilities in both Massachusetts and Ohio. We expect an increase in research and development expenses during fiscal 2002 resulting from the continuing development of our proprietary product candidates and collaborators’ product candidates.

General and administrative expenses for the three and six months ended September 30, 2001 were $6.4 and $11.8 million as compared to $4.9 and $9.8 million for the corresponding periods of the prior year. The increase in the three and six months ended September 30, 2001 as compared to the three and six months ended September 30, 2000 was primarily a result of an increase in personnel as well as increased professional fees and consulting costs.

(10)

Noncash compensation (income) expense relates primarily to restricted common stock and stock options granted to certain employees, consultants and other individuals associated with our wholly owned subsidiary, Advanced Inhalation Research, Inc. (AIR™), prior to its acquisition in February 1999. A significant number of shares of such restricted common stock and stock options completed vesting during the three months ended March 31, 2001. Noncash compensation expense is not significant for the three and six months ended September 30, 2001.

Interest income for the three and six months ended September 30, 2001 was $4.2 and $8.7 million compared to $5.7 and $11.3 million for the corresponding periods of the prior year. The decrease in such income for the three and six months ended September 30, 2001 as compared to the three and six months ended September 30, 2000 was primarily the result of a lower average cash and investment balance as compared to the prior year. Interest income also decreased as a result of a decline in interest rates as compared to the same periods in the prior year.

Interest expense for the three and six months ended September 30, 2001 was $2.3 and $4.6 million as compared to $2.3 and $4.7 million for the corresponding periods of the prior year. The decrease in interest expense for the six months ended September 30, 2001 as compared to the six months ended September 30, 2000 was primarily the result of a small decrease in the outstanding debt balance as compared to the prior year.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments were approximately $285.7 million at September 30, 2001 as compared to $254.9 million at March 31, 2001. The increase in cash and cash equivalents and short-term investments was primarily the result of investments classified as long-term at March 31, 2001 now having a maturity period of less than 12 months which, as a result, are classified as short-term investments at September 30, 2001. There was also an increase in cash and short-term investments due to funding from collaborators. The increase in cash and short-term investments was partially offset by cash used to fund our operations, to acquire fixed assets and to make principal payments on our indebtedness.

We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper. Our investment objectives for all of our investments taken as a whole are, first, to assure liquidity and conservation of capital, and second, to obtain investment income. Investments classified as “held-to-maturity” at September 30, 2001 included $3.8 million principal amount of U.S. Government obligations with a maturity of 14 months.

In August 2001, Janssen Pharmaceutica Products, LP submitted an NDA with the FDA for a long-acting injectable formulation of Risperdal® (risperidone) based on our proprietary Medisorb technology. Similar filings are being submitted with health authorities worldwide. If approved, it would be the first atypical antipsychotic medication available in a formulation suitable for long-term use that requires administration just once every two weeks, instead of daily doses.

(11)

We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans and payments under research and development agreements with collaborators. We expect to incur significant additional research and development and other costs in connection with collaborative arrangements and as we expand the development of our proprietary product candidates, including costs related to preclinical studies, clinical trials and facilities expansion. Therefore, we expect that our costs, including research and development costs for our collaborators’ and our proprietary product candidates, will exceed revenues significantly for the next few years, which will result in continuing losses from operations.

Capital expenditures were approximately $7.9 million for the six months ended September 30, 2001, principally reflecting equipment purchases and building expansion and improvements. We expect our capital expenditures to increase significantly during fiscal year 2002 as we expand our facilities in both Massachusetts and Ohio. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of our existing loans, Fleet National Bank has a security interest in certain of our assets.

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

We may need to raise substantial additional funds for longer-term product development, including development of our proprietary product candidates, regulatory approvals and manufacturing and marketing activities that we might undertake in the future. There can be no assurance that additional funds will be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs and/or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or future products.

Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on April 1, 2001. The adoption did not have any impact on our financial position and results of operations.

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in

(12)

accordance with the statements. Other identifiable intangible assets will continue to be amortized over their useful lives should they be determinable, otherwise they will be subject to the same annual impairment test. The adoption of SFAS No. 141 did not have an effect on our financial position or results of operations as we do not currently have any goodwill on our consolidated balance sheet. The adoption of SFAS No. 142 is not expected to have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement will supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets or for Long-Lived Assets to Be Disposed Of,” in its entirety, and Accounting Principles Board, or APB, Opinion No. 30, “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” only for segments to be disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined the effect, if any, that adoption of this statement will have on our financial position or results of operations.

(13)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As part of our investment portfolio we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our short-term investments and investments consist of U.S. Government obligations, high-grade corporate notes and commercial paper. The amount of the short-term investment portfolio that is “held-to-maturity” is comprised of investments that mature within one year, are not callable by the issuer and have fixed interest rates. Our investments are subject to interest rate risk, and could decline in value if interest rates increase. Due to the conservative nature of our short-term investments and investments we do not believe that we have a material exposure to interest rate risk. Although our investments are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

Our “available-for-sale” marketable securities are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase of the financial instrument. A 10% decrease in quarter-end market interest rates would result in no material impact on the net fair value of such interest-sensitive financial instruments.

The interest rates on our 3 3/4% Notes are fixed and, therefore, are not subject to interest rate risk.

(14)

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Number	Exhibit

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001).

3.2	Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001).

4.1	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-40250)).

4.2	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 1999).

4.3	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3, as amended (File No. 333-31354)).

10.1	1998 Equity Incentive Plan, as amended.+

+	Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 6(a) of Form 10-Q.

(b)	During the quarter ended September 30, 2001, the Company filed no Reports on Form 8-K.

(15)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES, INC. (Registrant)

Date: November 13, 2001	By:	/s/ Richard F. Pops Richard F. Pops Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2001	By:	/s/ James M. Frates James M. Frates Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

(16)

Exhibit Index

Exhibit
Number	Description

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001).

3.2	Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001).

4.1	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-40250)).

4.2	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 1999).

4.3	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3, as amended (File No. 333-31354)).

10.1	1998 Equity Incentive Plan, as amended.+

+	Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 6(a) of Form 10-Q.

(17)