Form 10-Q
period 2001-12-31
ALKERMES INC
filed 2002-02-14
CIK 874663

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

Commission file number 0-19267

                                 ALKERMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                    23-2472830
------------------------------------------           ---------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

  64 Sidney Street, Cambridge, MA                             02139-4136
------------------------------------------           ---------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number including area code:  (617) 494-0171
                                                   -----------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ------    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Shares Outstanding as of
                         Class                              February 8, 2002
                         -----                          ------------------------
         Common Stock, par value $.01                        64,140,108
         Non-Voting Common Stock, par value $.01                382,632

                         ALKERMES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements

                  Consolidated Balance Sheets                              3
                  - December 31, 2001 and March 31, 2001

                  Consolidated Statements of Operations                    4
                  - Three months ended December 31, 2001 and 2000
                  - Nine months ended December 31, 2001 and 2000

                  Consolidated Statements of Cash Flows                    5
                  - Nine months ended December 31, 2001 and 2000

                  Notes to Consolidated Financial Statements               6

          Item 2. Management's Discussion and Analysis of                  9
                  Financial Condition and Results of Operations

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk                                             14

PART II - OTHER INFORMATION

          Item 5. Other Information                                       15

          Item 6. Exhibits and Reports on Form 8-K                        15

SIGNATURES                                                                16

EXHIBIT INDEX                                                             17


                                      (2)

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

                         ALKERMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                            December 31,           March 31,
                                                                                               2001                  2001
                                                                                           -------------         -------------
                                             A S S E T S
Current Assets:
      Cash and cash equivalents                                                            $   6,773,863         $   5,923,282
      Short-term investments                                                                 192,418,946           249,004,850
      Receivables from collaborative arrangements                                             19,194,657            10,951,763
      Prepaid expenses and other current assets                                                4,485,364             5,726,610
                                                                                           -------------         -------------
           Total current assets                                                              222,872,830           271,606,505
                                                                                           -------------         -------------
Property, Plant and Equipment:
      Land                                                                                       235,000               235,000
      Building                                                                                 5,040,392             4,888,469
      Furniture, fixtures and equipment                                                       47,960,724            43,432,360
      Leasehold improvements                                                                  14,901,948            14,401,828
      Construction in progress                                                                13,575,729               562,331
                                                                                           -------------         -------------
                                                                                              81,713,793            63,519,988
           Less accumulated depreciation and amortization                                    (33,040,544)          (27,200,590)
                                                                                           -------------         -------------
                                                                                              48,673,249            36,319,398
                                                                                           -------------         -------------
Investments                                                                                    8,718,509            73,416,252
                                                                                           -------------         -------------
Investment in Reliant Pharmaceuticals, LLC                                                    97,300,000                    --
                                                                                           -------------         -------------
Other Assets                                                                                   8,758,344             9,955,060
                                                                                           -------------         -------------
           Total Assets                                                                    $ 386,322,932         $ 391,297,215
                                                                                           =============         =============

         L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

Current Liabilities:
      Accounts payable and accrued expenses                                                $  16,959,020         $   9,414,327
      Accrued interest                                                                         2,823,837             2,158,087
      Deferred revenue                                                                         7,476,774             8,523,326
      Long-term obligations - current portion                                                 29,150,000            10,966,626
                                                                                           -------------         -------------
           Total current liabilities                                                          56,409,631            31,062,366
                                                                                           -------------         -------------
Long-Term Obligations                                                                          8,775,000            11,825,000
                                                                                           -------------         -------------
Convertible Subordinated Notes                                                               200,000,000           200,000,000
                                                                                           -------------         -------------
Shareholders' Equity:
      Capital stock, par value $.01 per share: authorized, 4,550,000 shares;
        none issued
      Common stock, par value $.01 per share:
        authorized, 160,000,000 shares; issued, 64,011,727 and
        63,124,248 shares at December 31, 2001 and March 31, 2001, respectively                  640,118               631,243
      Non-voting common stock, par value $.01 per share:
        authorized, 450,000 shares; issued, 382,632 at December 31, 2001 and
        March 31, 2001                                                                             3,826                 3,826
      Additional paid-in capital                                                             442,727,578           427,129,226
      Deferred compensation                                                                   (3,719,727)           (1,024,303)
      Accumulated other comprehensive income                                                   2,852,264             4,179,938
      Accumulated deficit                                                                   (321,365,758)         (282,510,081)
                                                                                           -------------         -------------
           Total shareholders' equity                                                        121,138,301           148,409,849
                                                                                           -------------         -------------
           Total Liabilities and Shareholders' Equity                                      $ 386,322,932         $ 391,297,215
                                                                                           =============         =============

See notes to consolidated financial statements.


                                      (3)

                         ALKERMES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months      Three Months      Nine Months       Nine Months
                                                             Ended             Ended             Ended             Ended
                                                          December 31,      December 31,      December 31,      December 31,
                                                              2001              2000              2001              2000
                                                          ------------      ------------      ------------      ------------
Revenues:
     Research and development and other revenue under
        collaborative arrangements                        $ 11,451,330      $  9,689,267      $ 41,483,008      $ 46,170,537
                                                          ------------      ------------      ------------      ------------

Expenses:
     Research and development                               23,040,406        15,219,191        66,343,134        47,015,921
     General and administrative                              5,902,600         4,968,541        17,687,732        14,730,013
                                                          ------------      ------------      ------------      ------------
           Total expenses                                   28,943,006        20,187,732        84,030,866        61,745,934
                                                          ------------      ------------      ------------      ------------

Net operating loss                                         (17,471,676)      (10,498,465)      (42,547,858)      (15,575,397)
                                                          ------------      ------------      ------------      ------------

Other income (expense):
     Interest income                                         4,427,945         5,506,031        13,169,597        16,765,426
     Interest expense                                       (2,136,628)       (2,365,148)       (6,777,416)       (7,068,804)
                                                          ------------      ------------      ------------      ------------
                                                             2,291,317         3,140,883         6,392,181         9,696,622
                                                          ------------      ------------      ------------      ------------

Equity in losses of Reliant Pharmaceuticals, LLC            (2,700,000)             --          (2,700,000)             --
                                                          ------------      ------------      ------------      ------------

Net loss                                                   (17,900,359)       (7,357,582)      (38,855,677)       (5,878,775)

Preferred stock dividends                                         --           2,095,044              --           5,830,635
                                                          ------------      ------------      ------------      ------------
Net loss attributable to common shareholders              ($17,900,359)     ($ 9,452,626)     ($38,855,677)     ($11,709,410)
                                                          ============      ============      ============      ============

Basic and diluted loss per common share                   ($      0.28)     ($      0.17)     ($      0.61)     ($      0.21)
                                                          ============      ============      ============      ============

Weighted average number of common shares
     outstanding                                            63,895,510        55,670,025        63,511,558        54,762,414
                                                          ============      ============      ============      ============

See notes to consolidated financial statements.


                                      (4)

                         ALKERMES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months           Nine Months
                                                                                      Ended                 Ended
                                                                                  December 31,          December 31,
                                                                                      2001                  2000
                                                                                  -------------         -------------
Cash flows from operating activities:

    Net loss                                                                      ($ 38,855,677)        ($  5,878,775)
    Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation, amortization and other noncash expenses                        7,497,385             4,945,376
         Equity in losses of Reliant Pharmaceuticals, LLC                             2,700,000                    --
         Noncash interest expense                                                       328,626               372,023
         Adjustments to other assets                                                    767,467               365,686
         Changes in assets and liabilities:
              Receivables from collaborative arrangements                            (7,881,893)          (29,040,877)
              Prepaid expenses and other current assets                                 879,477            (3,527,606)
              Accounts payable and accrued expenses                                   9,407,574               988,179
              Deferred revenue                                                       (1,046,552)             (800,964)
              Other long-term liabilities                                                    --               (29,846)
                                                                                  -------------         -------------
                   Net cash used by operating activities                            (26,203,593)          (32,606,804)
                                                                                  -------------         -------------

Cash flows from investing activities:

    Investment in Reliant Pharmaceuticals, LLC                                     (100,000,000)                   --
    Additions to property, plant and equipment                                      (18,744,045)           (6,039,695)
    Proceeds from the sale of equipment                                                 371,385                    --
    Purchases of available-for-sale short-term investments                         (157,891,229)          (90,025,111)
    Sales of available-for-sale short-term investments                              253,209,397            37,146,104
    (Purchases) maturities of held-to-maturity short-term investments, net          (39,407,177)           86,849,107
    Maturities of long-term investments, net                                         64,697,743             4,460,909
    Increase in other assets                                                           (310,000)             (221,456)
                                                                                  -------------         -------------
                   Net cash provided by investing activities                          1,926,074            32,169,858
                                                                                  -------------         -------------

Cash flows from financing activities:

    Proceeds from issuance of common stock                                            4,017,333             3,754,429
    Proceeds from loan                                                               25,000,000                    --
    Payment of long-term obligations                                                 (3,883,333)           (4,275,000)
    Payment of preferred stock dividends                                                     --            (5,830,635)
    Proceeds from issuance of common stock to collaborative partner                          --             4,999,978
                                                                                  -------------         -------------
                   Net cash provided by (used by) financing activities               25,134,000            (1,351,228)
                                                                                  -------------         -------------

Effect of exchange rate changes on cash                                                  (5,900)              (38,586)
                                                                                  -------------         -------------

Net increase (decrease) in cash and cash equivalents                                    850,581            (1,826,760)
Cash and cash equivalents, beginning of period                                        5,923,282             6,100,643
                                                                                  -------------         -------------
Cash and cash equivalents, end of period                                          $   6,773,863         $   4,273,883
                                                                                  =============         =============

Supplementary information:
    Cash paid for interest                                                        $   4,583,997         $   4,829,786
                                                                                  =============         =============
    Note payable and accrued interest converted to common stock                   $   7,506,331         $          --
                                                                                  =============         =============



See notes to consolidated financial statements.


                                      (5)

                         ALKERMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements of Alkermes, Inc. (the "Company") for the three and nine months ended December 31, 2001 and 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2001, which includes consolidated financial statements and notes thereto for the years ended March 31, 2001, 2000 and 1999. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. ("AIR"), Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II ("ADC II"), wholly owned subsidiaries of the Company.

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

2.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in the shareholders' equity of the Company that are excluded from net income (loss). Specifically, other comprehensive income includes unrealized holding gains and losses on the Company's "available-for-sale" securities and changes in cumulative foreign currency translation adjustments.

Comprehensive income (loss) for the three and nine months ended December 31, 2001 and 2000 is as follows:

                                                                 Three Months               Three Months
                                                                    Ended                      Ended
                                                              December 31, 2001          December 31, 2000
                                                              -----------------          -----------------
Net loss                                                         ($17,900,359)              ($ 7,357,582)
Cumulative foreign currency translation adjustments                   (11,499)                     9,885
Unrealized gain (loss) on marketable securities                       557,328                 (1,585,374)
                                                                 ------------               ------------
Comprehensive loss                                               ($17,354,530)              ($ 8,933,071)
                                                                 ============               ============


                                      (6)

                                                                 Nine Months                Nine Months
                                                                    Ended                      Ended
                                                              December 31, 2001          December 31, 2000
                                                              ------------------         -----------------
Net loss                                                         ($38,855,677)              ($ 5,878,775)
Cumulative foreign currency translation adjustments                    (7,261)                   (29,312)
Unrealized loss on marketable securities                           (1,320,413)                (2,829,124)
                                                                 ------------               ------------
Comprehensive loss                                               ($40,183,351)              ($ 8,737,211)
                                                                 ============               ============

3.  NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," on April 1, 2001. The adoption did not have any impact on the financial position or results of operations of the Company.

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other identifiable intangible assets will continue to be amortized over their useful lives should they be determinable, otherwise they will be subject to the same annual impairment test. The Company, as described in Note 5, did apply SFAS No. 141 to its equity method investment since such investment occurred subsequent to June 30, 2001. Its impact is discussed in Note 5. The adoption of SFAS No. 142 is not expected to have a significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement will supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets or for Long-Lived Assets to Be Disposed Of," in its entirety, and Accounting Principles Board, or APB Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," only for segments to be disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning


                                      (7)
after December 15, 2001. The Company has not determined the effect, if any, that adoption of this statement will have on its financial position or results of operations.



4.  EARNINGS PER SHARE

Basic net loss per share is based on the weighted average number of common shares outstanding. For the three and nine months ended December 31, 2001, diluted net loss per common share was the same as basic net loss per common share because the inclusion of the weighted average number of shares of common stock issuable upon the exercise of stock options, which total 11,645,964, and shares of common stock issuable upon conversion of the 3 -3/4% Convertible Subordinated Notes due 2007 (the "3 -3/4% Notes"), which total 2,952,030, would have been antidilutive. For the three and nine months ended December 31, 2000, diluted net loss per common share was the same as basic net loss per common share because the inclusion of the weighted average number of shares of common stock issuable upon the exercise of stock options, which total 9,625,410 shares, and 2,952,030 shares of common stock issuable upon conversion of the 3 -3/4% Notes, would have been antidilutive.

5.  INVESTMENT IN RELIANT PHARMACEUTICALS, LLC

In December 2001, the Company announced a strategic alliance with Reliant Pharmaceuticals, LLC, a privately held pharmaceutical company marketing branded pharmaceutical products to U.S.-based primary care and targeted specialty physicians.

As part of the alliance, in December 2001, Alkermes purchased approximately 63% of an offering by Reliant of its Series C Convertible Preferred Units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100 million. The investment is being accounted for under the equity method of accounting because Reliant is organized as a limited liability company which is treated in a manner similar to a partnership. Because, at the time of Alkermes' investment, Reliant had an accumulated deficit from operations and a deficit in members capital, under applicable accounting rules, Alkermes' share of Reliant's losses from the date of the investment will be recognized in proportion to the Company's percentage participation in the Series C financing, and not in proportion to its percentage ownership interest in Reliant. Alkermes will record its equity in the income or losses of Reliant three months in arrears. Alkermes anticipates that Reliant will have substantial net losses in at least calendar years 2001 and 2002 and will accordingly record its 63% share of such losses in its consolidated financial statements beginning in the quarter ended March 31, 2002.

In connection with the Company's $100 million equity investment in Reliant, the Company is in the process of allocating its proportionate share of the assets acquired and liabilities assumed in accordance with the guidance set forth in SFAS No. 141. The Company has taken a $2.7 million noncash charge for in-process research and development through the income statement under the caption "Equity in losses of Reliant Pharmaceuticals, LLC." The $2.7 million noncash charge is related to management's current estimate of the amount of the purchase price to be allocated to in-process research and development. This analysis of the purchase price allocation is preliminary and the amount of in-process research and development is subject to future adjustment.


6.  LONG-TERM OBLIGATIONS - CURRENT PORTION

In connection with the Company's investment in Reliant, in December 2001, Alkermes borrowed $25 million from one of its investment managers under a loan agreement that is collateralized by a portion of its investments. The balance of the loan was $25 million at December 31, 2001 and was included in long-term obligations - current portion. Interest is at the Federal Funds Rate plus 75 basis points (2.625% at December 31, 2001).


7.  RECLASSIFICATIONS

Certain reclassifications have been made to the prior year periods to conform to the presentation used in the current year periods.




                                      (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alkermes, Inc. (together with our subsidiaries, "we" or "us") is a leader in the development of products based on sophisticated drug delivery technologies. We have several areas of focus, including: (i) controlled, sustained-release of injectable drugs lasting several days to several weeks, utilizing our ProLease(R) and Medisorb(R) technologies and (ii) the development of pharmaceutical products based on our proprietary Advanced Inhalation Research, Inc. ("AIR(TM)") pulmonary technology. Our first product, Nutropin Depot(R), was launched in the United States by our partner, Genentech, Inc. ("Genentech"), in June 2000. Nutropin Depot is a long-acting form of Genentech's recombinant human growth hormone using our ProLease technology. Since our inception in 1987, we have devoted substantially all of our resources to research and development programs. We expect to incur substantial additional operating losses over the next few years. At December 31, 2001, we had an accumulated deficit of $321.4 million.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our development and manufacturing activities and our results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others: (i) we may be unable to continue to manufacture our first product, Nutropin Depot, or to manufacture future products on a commercial scale or economically; (ii) Nutropin Depot and our product candidates, if approved for marketing, may not produce significant revenues and, in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (iii) even if clinical trials are completed and the data is submitted to the United States Food and Drug Administration ("FDA") as a New Drug Application ("NDA") for marketing approval and to other health authorities as a marketing authorization application, the NDA or marketing authorization application could fail to be accepted, or could fail to receive approval on a timely basis, if at all; (iv) our collaborators could elect to terminate or delay programs at any time; (v) we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or


                                      (9)
clinical trials could be delayed; (vi) our product candidates could be ineffective or unsafe during clinical trials; (vii) we could lose our entire investment in Reliant Pharmaceuticals, LLC; (viii) we depend on others to market and sell our products and product candidates; (ix) disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (x) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xi) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xii) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; and (xiii) we could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials.

RESULTS OF OPERATIONS

Our research and development revenue under collaborative arrangements for the three and nine months ended December 31, 2001 was $11.5 and $41.5 million compared to $9.7 and $46.2 million for the corresponding periods of the prior year. The increase for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000 was the result of an increase in funding earned under collaborative agreements. The decrease for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000 was primarily the result of a significant non-recurring milestone earned in the nine months ended December 31, 2000, partially offset by an increase in funding earned under other collaborative agreements during the current fiscal year.

Total operating expenses increased to $28.9 and $84.0 million for the three and nine months ended December 31, 2001 from $20.2 and $61.7 million for the three and nine months ended December 31, 2000. The increase was due to increases in research and development expenses and general and administrative expenses, which are discussed below.

Research and development expenses for the three and nine months ended December 31, 2001 were $23.0 and $66.3 million as compared to $15.2 and $47.0 million for the corresponding periods of the prior year. The increase in research and development expenses for the three and nine months ended December 31, 2001 as compared to the three and nine months ended December 31, 2000 was mainly the result of increases in personnel, external research expenses and lab supplies as we advance our proprietary product candidates and our collaborators' product candidates through development and clinical trials and prepare for commercialization. There was also an increase in occupancy costs and depreciation expense as we continue to expand our facilities in both Massachusetts and Ohio. We expect an increase in research and development expenses during fiscal 2002 resulting from the continuing development of our proprietary product candidates and collaborators' product candidates.

General and administrative expenses for the three and nine months ended December 31, 2001 were $5.9 and $17.7 million as compared to $5.0 and $14.7 million for the corresponding periods of the prior year. The increase in the three and nine months ended December 31, 2001 as compared to the


                                      (10)
three and nine months ended December 31, 2000 was primarily a result of an increase in personnel as well as increased professional fees and consulting costs.

Interest income for the three and nine months ended December 31, 2001 was $4.4 and $13.2 million compared to $5.5 and $16.8 million for the corresponding periods of the prior year. The decrease in such income for the three and nine months ended December 31, 2001 as compared to the three and nine months ended December 31, 2000 was primarily the result of a lower average cash and investment balance as compared to the prior year periods. Interest income also decreased as a result of a decline in interest rates as compared to the same periods in the prior year.

Interest expense for the three and nine months ended December 31, 2001 was $2.1 and $6.8 million as compared to $2.4 and $7.1 million for the corresponding periods of the prior year. The decrease in interest expense for the three and nine months ended December 31, 2001 as compared to the three and nine months ended December 31, 2000 was primarily the result of a decrease in the average outstanding debt balance as compared to the prior year periods.

In December 2001, we announced a strategic alliance with Reliant Pharmaceuticals, LLC. As part of the alliance, in December 2001, we purchased approximately 63% of an offering by Reliant of its Series C Convertible Preferred Units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100 million. The investment is being accounted for under the equity method of accounting because Reliant is organized as a limited liability company which is treated in a manner similar to a partnership. As a result of Reliant's accumulated deficit from operations and deficit in members capital, our share of Reliant's losses from the date of our investment will be recognized in proportion to our percentage participation in the Series C financing, and not in proportion to our percentage ownership interest in Reliant. Alkermes will record its equity in the income or losses of Reliant three months in arrears. We anticipate that Reliant will have substantial net losses in at least calendar years 2001 and 2002 and we will accordingly record our 63% share of such losses in our consolidated financial statements beginning in the quarter ended March 31, 2002.

In connection with our $100 million equity investment in Reliant, we are in the process of allocating our proportionate share of the assets acquired and liabilities assumed in accordance with the guidance set forth in SFAS No. 141. We have taken a $2.7 million noncash charge for in-process research and development through the income statement under the caption "Equity in losses of Reliant Pharmaceuticals, LLC." The $2.7 million noncash charge is related to management's current estimate of the amount of the purchase price to be allocated to in-process research and development. This analysis of the purchase price allocation is preliminary and the amount of in-process research and development is subject to future adjustment.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were approximately $199.2 million at December 31, 2001 as compared to $254.9 million at March 31, 2001. The decrease in cash and cash equivalents and short-term investments was primarily the result of the $100 million equity investment in Reliant Pharmaceuticals, LLC in December 2001, as discussed above. The decrease in cash and short-term investments was also a result of cash used to fund our operations, to acquire fixed assets and to make principal payments on our indebtedness. The decrease in cash and short-term investments was partially offset by investments classified as long-term at March 31, 2001 now having a maturity period of less than 12 months which, as a result, are classified as short-term investments at December 31, 2001. In connection with our investment in Reliant, in December 2001 we received $25 million in proceeds under a loan agreement with one of our investment managers. The balance of the loan was $25 million at December 31, 2001.


We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper, with the exception of our recent $100 million investment in Reliant. Our investment objectives for such investments taken as a whole are, first, to assure liquidity and conservation of capital, and second, to obtain investment income. Investments


                                      (11)
classified as long-term at December 31, 2001 consist of U.S. Government obligations held as collateral under certain letters of credit, lease and loan agreements.

During the quarter ended December 31, 2001, the portion of the investment portfolio that was classified as "held-to-maturity" was changed to "available-for-sale" to provide more flexibility with our investment portfolio. All of our investments in debt securities are now classified as "available-for-sale" and are recorded at fair value. Fair value was determined based on quoted market prices.

In August 2001, Janssen Pharmaceutica Products, LP submitted an NDA with the FDA for a long-acting injectable formulation of Risperdal(R) (risperidone) based on our proprietary Medisorb technology. Similar filings continue to be submitted with health authorities worldwide. If approved, it would be the first atypical antipsychotic medication available in a formulation suitable for long-term use that requires administration just once every two weeks, instead of daily doses.

We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans and payments under research and development agreements with collaborators. We expect to incur significant additional research and development and other costs in connection with collaborative arrangements and as we expand the development of our proprietary product candidates, including costs related to preclinical studies, clinical trials and facilities expansion. Therefore, we expect that our costs will exceed revenues significantly for the next few years, which will result in continuing losses from operations.

Capital expenditures were approximately $18.7 million for the nine months ended December 31, 2001, principally reflecting equipment purchases and building expansion and improvements. We expect our capital expenditures to increase significantly during fiscal years 2002 and 2003 as we expand our facilities in both Massachusetts and Ohio. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of our existing loans, Fleet National Bank has a security interest in certain of our assets.

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

We may need to raise substantial additional funds for longer-term product development, including development of our proprietary product candidates, regulatory approvals and


                                      (12)
manufacturing and marketing activities that we might undertake in the future. There can be no assurance that additional funds will be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs and/or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or future products.

ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," on April 1, 2001. The adoption did not have any impact on our financial position or results of operations.

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other identifiable intangible assets will continue to be amortized over their useful lives should they be determinable, otherwise they will be subject to the same annual impairment test. We, as described in Note 5, did apply SFAS No. 141 to our equity method investment since such investment occurred subsequent to June 30, 2001. The impact is discussed in Note 5. The adoption of SFAS No. 142 is not expected to have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement will supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets or for Long-Lived Assets to Be Disposed Of," in its entirety, and Accounting Principles Board, or APB, Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," only for segments to be disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined the effect, if any, that adoption of this statement will have on our financial position or results of operations.


                                      (13)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of our investment portfolio we own financial instruments that are sensitive to market risks. The investment portfolio, excluding our recent $100 million investment in Reliant, is used to preserve our capital until it is required to fund operations, including our research and development activities. Our short-term investments and investments consist of U.S. Government obligations, high-grade corporate notes and commercial paper. During the quarter ended December 31, 2001, the portion of the investment portfolio that was classified as "held-to-maturity" was changed to "available-for-sale" to provide more flexibility with our investment portfolio. All of our investments in debt securities are now classified as "available-for- sale" and are recorded at fair value. Our investments, excluding our investment in Reliant, are subject to interest rate risk, and could decline in value if interest rates increase. Due to the conservative nature of our short-term investments and investments we do not believe that we have a material exposure to interest rate risk. Although our investments are subject to credit risk (excluding our investment in Reliant), our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

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


                                      (14)

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In December 2001, we announced a strategic alliance with Reliant
Pharmaceuticals, LLC, a privately held pharmaceutical company marketing branded pharmaceutical products to U.S.-based primary care and targeted specialty physicians. As part of the alliance, in December 2001, we purchased Series C Preferred Units of Reliant, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100 million.


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

                      10.1          Series C Preferred Unit Subscription
                                    Agreement, dated as of December 17, 2001, among Reliant Pharmaceuticals, LLC,
                                    Alkermes, Inc., Bay City Capital Fund III,
                                    L.P. and Pharmbay Investors, L.L.C.


(b) During the quarter ended December 31, 2001, the Company filed no Reports on Form 8-K.


                                      (15)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ALKERMES, INC.
                                           (Registrant)



Date:  February 14, 2002                   By:    /s/  Richard F. Pops
                                                --------------------------------
                                                 Richard F. Pops
                                                 Chief Executive Officer and
                                                   Director
                                                   (Principal Executive Officer)


Date:  February 14, 2002                   By:   /s/  James M. Frates
                                               ---------------------------------
                                                 James M. Frates
                                                 Vice President, Chief
                                                 Financial Officer and Treasurer
                                                   (Principal Financial and
                                                      Accounting Officer)





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

                      10.1          Series C Preferred Unit Subscription
                                    Agreement, dated as of December 17, 2001, among Reliant Pharmaceuticals, LLC,
                                    Alkermes, Inc., Bay City Capital Fund III,
                                    L.P. and Pharmbay Investors, L.L.C.




                                      (17)