Form 10-K
period 2002-03-31
ALKERMES INC
filed 2002-07-02
CIK 874663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________to _________
Commission file number 0-19267

ALKERMES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania

(State or other jurisdiction of	23-2472830

incorporation or organization)	(I.R.S. Employer Identification No.)

64 Sidney Street, Cambridge, MA	02139-4234

(Address of principal executive offices)	(Zip Code)

(617) 494-0171
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share (“Common Stock”)
3 ¾% Convertible Subordinated Notes due 2007
(Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Based upon the last sale price of the Registrant’s Common Stock on June 14, 2002, the aggregate market value of the 62,034,915 outstanding shares of voting and non-voting common equity held by non-affiliates of the Registrant was $998,762,132.

         As of June 14, 2002, 64,287,054 shares of the Registrant’s Common Stock were issued and outstanding, and 382,632 shares of the Registrant’s Non-Voting Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed within 120 days after March 31, 2002 for the Registrant’s Annual Shareholders’ Meeting are incorporated into Part III of this Report on Form 10-K.

PART I

Item 1. Business

         The following Business section contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

General

         Alkermes, Inc. (together with its subsidiaries, referred to as “we”, “us”, “our” or the “Registrant”), a Pennsylvania corporation organized in 1987, is an emerging pharmaceutical company developing products based on applying its sophisticated drug delivery technologies to enhance therapeutic outcomes. Our areas of focus include: controlled, extended-release of injectable drugs using our ProLease® and Medisorb® delivery systems, and the development of inhaled pharmaceuticals based on our proprietary Advanced Inhalation Research, Inc. (“AIR™”) pulmonary delivery system. Our business strategy is twofold. We partner our proprietary technology systems and drug delivery expertise with many of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. We have a pipeline of products in various stages of development. In addition to our Cambridge, Massachusetts headquarters, research and manufacturing facilities, we operate research and manufacturing facilities in Ohio and a medical affairs office in Cambridge, England.

Recent Developments

         In August 2001, Janssen Pharmaceutica, L.P. filed a new drug application (“NDA”) for Risperdal Consta™ with the U.S. Food and Drug Administration (“FDA”) and similar regulatory filings have been submitted to other drug regulatory agencies worldwide. On June 28, 2002, Johnson & Johnson Pharmaceutical Research and Development, LLC (“J&J PRD”) an affiliate of our collaborative partner Janssen Pharmaceutica, Inc. (“Janssen”), received a non-approvable letter for Risperdal Consta from the FDA. Risperdal Consta is a Medisorb long-acting formulation of Janssen’s anti-psychotic drug Risperdal®. There can be no assurance that the issues raised in the letter will be resolved on a timely basis, if at all. The impact of the FDA’s non-approvable letter on the other regulatory filings made worldwide is not known at this time. There can be no assurance that Risperdal Consta will be approved by the FDA or other regulatory agencies, on a timely basis, if at all. See “Risk Factors—J&J PRD received a non-approvable letter for Risperdal Consta from the FDA and the future of Risperdal Consta is uncertain.”

         In December 2001, we entered into a strategic alliance with Reliant Pharmaceuticals, LLC (“Reliant”), a privately held pharmaceutical company marketing branded, prescription pharmaceutical products to primary care physicians in the U.S. This relationship provides us with a strategic partner for the acquisition, development, marketing and sales of proprietary pharmaceutical products. At that time, we made a $100 million equity investment in Reliant in exchange for approximately a 19% ownership interest in the company. On March 20, 2002, we announced the signing of a merger agreement pursuant to which Reliant would become a wholly owned subsidiary in a tax-free transaction and we would be obligated to issue a maximum 31.25 million shares of our common stock. The closing of the transaction is subject to various conditions, including the approval by our shareholders and members of Reliant and the receipt of customary regulatory approvals. In addition, both we and Reliant have rights to terminate the merger agreement before the closing of the merger in certain circumstances, including if the closing has not occurred prior to August 31, 2002, if certain representations, warranties and covenants have been breached or if the average closing price of Alkermes common stock is below $17.70 per share for the ten trading days before the closing of the transaction. There can be no assurance that the transaction will be consummated and, if consummated, there can be no assurance that: (1) the businesses will be integrated successfully or that expected advantages of the combined companies will be achieved; (2) the market and sale of the combined businesses’ products will develop as expected; and (3) we will not have to raise substantial funds to operate the combined businesses.

Business Strategy

         We are building a pharmaceutical company in strategic steps, using our unique drug delivery capabilities and technologies as the means to develop our first commercial products—first with partners, then on our own. The key elements to our strategy are:

         Develop and acquire broadly applicable drug delivery systems and apply them to multiple pharmaceutical products. We develop or acquire drug delivery systems that have the potential to be applied to multiple proteins, peptides and small molecule pharmaceutical compounds to create new product opportunities.

         Collaborate with pharmaceutical and biotechnology companies to develop and finance product candidates. We have entered into multiple collaborations with pharmaceutical and biotechnology companies to develop product candidates incorporating our technologies, to provide us with funding for product development independent of capital markets and to share development risk.

         Apply drug delivery systems to both approved drugs and drugs in development. We are applying our drug delivery technologies to novel applications and formulations of pharmaceutical products that have already been approved by the FDA or other regulatory authorities. In such cases, we and our partners can develop a novel dosage form or application with the knowledge of a drug’s safety and efficacy profile and a body of clinical experience from which to draw information for the design of clinical trials and for regulatory submissions. We also are applying our technologies to pharmaceuticals in development that could benefit from one of our delivery systems.

          Establish independent product development capabilities and infrastructure. Based upon the knowledge we have learned and the best practices we have adopted from our pharmaceutical company partners, our experienced scientists have built our in-house product development organization that enables us to develop product candidates for our collaborators and for ourselves. Our product development experience and infrastructure give us flexibility in structuring development programs and the ability to conduct both feasibility studies and clinical development programs for our collaborators and for ourselves.

          Expand our pipeline with additional product candidates for our own account. We are now developing product candidates for our own account by applying our drug delivery technologies to certain off-patent pharmaceuticals. For example, we are developing Vivitrex™, a Medisorb formulation of naltrexone, for the treatment of alcoholism and opiate dependence. In addition, we may in-license or acquire certain compounds to develop on our own.

Product Candidates in Development

         The following table summarizes the primary indications, technology, development stage and collaborative partner for our product candidates. This table is qualified in its entirety by reference to the more detailed descriptions appearing elsewhere in this Form 10-K. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that our or our collaborators’ clinical trials will demonstrate the safety and efficacy of any product candidates necessary to obtain regulatory approval.

Collaborative
Product Candidate	Indication	Technology	Stage(1)	Partner

Nutropin Depot™ (hGH)	Growth Hormone Deficiency – Pediatric	ProLease®	Marketed	Genentech

Risperdal Consta™	Schizophrenia	Medisorb®	Filed for regulatory approvals(2)	Janssen

Vivitrex™	Alcohol Dependence	Medisorb®	Phase III	Alkermes(3)

Vivitrex™	Opioid Dependence	Medisorb®	Phase II	Alkermes(3)

Nutropin Depot™ (hGH)	Growth Hormone Deficiency – Adults	ProLease®	Phase III	Genentech

Albuterol	Asthma	AIR™	Phase II completed	Alkermes

Cereport® and Carboplatin	Pediatric Brain Tumor	Cereport®	Phase I/II(4)	Alkermes Clinical Partners, L.P. (5)

r-hFSH (recombinant human follicle stimulating hormone)	Infertility	ProLease®	Phase I completed	Serono

AC2993 (Exendin-4)	Diabetes	Medisorb®	Phase II	Amylin

Insulin	Diabetes	AIR™	Clinical phase undisclosed	Lilly

hGH	Growth Hormone Deficiency	AIR™	Phase I completed	Lilly

Multiple small molecule products	Respiratory Disease	AIR™	Phase I completed/ Preclinical	GlaxoSmithKline

Others	Various	AIR™, Medisorb® and ProLease®	Preclinical	Undisclosed

(1)	See “Government Regulation” for definitions of “Phase I,” “Phase II” and “Phase III” clinical trials. “Phase I/II” clinical trials indicates that the compound is being tested in humans for safety and preliminary indications of biological activity in a limited patient population. “Phase II/III” clinical trials indicates that the trial is being conducted in patients and is testing the safety and efficacy of the compound. “Preclinical” indicates that we or our partners are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in animal models or biochemical assays.

(2)	On June 28, 2002, J&J PRD received a non-approvable letter from the FDA for Risperdal Consta. See “Recent Developments” and “Risk Factors—J&J PRD received a non-approvable letter for Risperdal Consta from the FDA and the future of Risperdal Consta is uncertain.”

(3)	This program has been funded in part with federal funds from the National Institute on Alcohol Abuse and Alcoholism, National Institutes of Health.

(4)	This clinical trial is being sponsored and conducted by the Pediatric Branch of the National Cancer Institute.

(5)	ALZA Corporation (“ALZA”) has an option to obtain co-development and worldwide marketing rights to Cereport.

Products under Development

         Nutropin Depot. We have developed a ProLease formulation of Genentech’s recombinant human growth hormone (rhGH) Nutropin, known as Nutropin DepotTM, in collaboration with Genentech. In December 1999, the FDA approved Nutropin Depot for use in growth hormone deficient children and, in June 2000, Nutropin Depot was commercially launched. This new formulation requires only one or two doses a month (which may require more than one injection per dose) compared to current growth hormone therapies that require multiple doses per week. Growth hormone deficiency (“GHD”) results in short stature and potentially other developmental defects. rhGH is approved for use in the treatment of children with growth hormone deficiency, Turner’s syndrome, chronic renal insufficiency and other indications. We are manufacturing Nutropin Depot.

         We and Genentech have also agreed to continue the clinical development for Nutropin Depot in adults with growth hormone deficiency. This decision follows completion of a Phase I trial of Nutropin Depot in growth hormone deficient adults. We have initiated a Phase III clinical trial, funded by Genentech, which commenced in December 2001.

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

         Risperdal Consta. We have developed a Medisorb long-acting formulation of Janssen’s anti-psychotic drug Risperdal (Risperdal Consta). Janssen is an affiliate of Johnson & Johnson. In August 2001, Janssen Pharmaceutica Products, LP submitted an NDA for Risperdal Consta with the FDA. Similar regulatory filings have been submitted to other drug regulatory agencies worldwide. On June 28, 2002, J&J PRD received a non-approvable letter from the FDA. See “Recent Developments.” Risperdal tablets are currently used for relief of symptoms associated with schizophrenia. Schizophrenia is a brain disorder the symptoms of which include disorganized thinking, delusions and hallucinations. We are manufacturing Risperdal Consta and will manufacture it for commercial sales, if and when it is approved.

         There can be no assurance that the NDA or other foreign regulatory filings will be approved. See “Risk Factors — J&J PRD received a non-approvable letter for Risperdal Consta from the FDA and the future of Risperdal Consta is uncertain.” Even if Risperdal Consta is approved by the FDA or other regulatory agencies, the anti-psychotic market is highly competitive and the revenues received from the sale of Risperdal Consta may not be significant and will depend on numerous factors outside of our control. Additionally, we cannot assure you that we will be able to manufacture Risperdal Consta on a commercial scale or economically. Any failure to obtain (or significant delay in obtaining), regulatory approval, gain market share, derive significant revenues or manufacture at commercial scale or economically would have a material adverse effect on our business and financial position.

         Vivitrex. We are developing a Medisorb formulation of naltrexone, an FDA-approved drug used for the treatment of alcohol and opioid dependence, which is currently available in daily oral dosage form. Vivitrex is based on our Medisorb injectable extended-release technology and is designed to provide once-a-month dosing to enhance patient adherence by removing the need for daily dosing. In December 2001, we completed a second, multi-center clinical trial of Vivitrex, the data from which was presented at the Annual Meeting of the American College of Neuropsychopharmacology. This trial tested the safety, tolerability and pharmacokinetics of repeated doses of Vivitrex administered monthly to alcohol-

dependent patients. In March 2002, we initiated a Phase III clinical trial in alcohol-dependent patients testing the safety and efficacy of repeated doses of Vivitrex. We will manufacture Vivitrex for both clinical trials and commercial sales, if any.

         Albuterol. We have formulated and have conducted a Phase II clinical trial for our proprietary AIR formulation of albuterol sulfate, which is designed to provide both immediate and long-term relief from asthma symptoms. We are currently conducting market research and exploring partnership opportunities to determine the next steps for this program. We will manufacture the AIR formulation of Albuterol for both clinical trials and commercial sales, if any.

         r-hFSH (recombinant human follicle stimulating hormone). We are developing a ProLease formulation of r-hFSH with Serono for the treatment of infertility. This long-acting formulation is designed to provide patients with an alternative to multiple daily injections. A Phase I clinical trial for this product candidate has been completed. Serono has decided to move forward with the clinical development of the product candidate and development work is underway. Serono is responsible for clinical studies for this program. We will manufacture the long-acting formulation of r-hFSH for clinical trials and commercial sales, if any.

         AC2993 (synthetic Exendin-4). We are developing a Medisorb formulation of AC2993, a drug being developed for use in the treatment of diabetes. Phase I clinical trials have been completed for our Medisorb formulation of AC2993 and Phase II clinical trials have been commenced. Amylin is responsible for clinical trials and we will manufacture the Medisorb formulation of AC2993 for both clinical trials and commercial sales, if any.

         Inhaled Insulin. We are working with Lilly to develop inhaled formulations of insulin including short- and long-acting insulin and other potential products for the treatment of diabetes based on our AIR pulmonary drug delivery technology. Multiple early stage clinical trials have been completed for a short-acting formulation, which is currently in clinical development. Lilly is responsible for clinical trials and we will manufacture the formulations of insulin for clinical trials. Upon commercial launch, if any, we will manufacture such products in quantities anticipated for initial commercial launch and beyond and Lilly will otherwise manufacture such products for commercial sales, if any. In February 2002, Lilly signed an agreement to invest in our commercial-scale production facility for inhaled pharmaceutical products based in Chelsea, Massachusetts.

         Inhaled human growth hormone. We are working with Lilly to develop an inhaled formulation of human growth hormone based on our AIR pulmonary drug delivery technology. In January, we announced the decision to move forward with multiple-dose Phase I clinical studies for inhaled human growth hormone following the successful completion of a single dose Phase I trial. Lilly is responsible for clinical trials and we will manufacture the formulation of human growth hormone for both clinical trials and commercial sales, if any.

         Respiratory diseases. We are working with GlaxoSmithKline (“GSK”) to develop certain product candidates for respiratory disease based on our AIR pulmonary drug delivery technology. In September 2001, Alkermes announced the completion of the first clinical trial pursuant to the collaboration. Additional development work has been completed, and we and GSK are currently determining appropriate next steps. We and GSK each have certain rights and obligations with regard to manufacturing any formulations for commercial sales, if any.

Collaborative Arrangements

         Our business strategy includes forming collaborations to provide technological, financial, marketing, manufacturing and other resources. We have entered into several corporate collaborations.

         Genentech

         Pursuant to a development agreement with Genentech, Genentech exercised its option to obtain from us a license for a ProLease formulation of rhGH. In April 1999, Alkermes and Genentech amended and restated the November 1996 license agreement to expand our collaboration for Nutropin Depot, an injectable long-acting formulation of Genentech’s recombinant human growth hormone based upon our ProLease drug delivery system. Nutropin Depot for pediatric use was launched in the U.S. in June 2000 by Genentech. Under the agreement, we and Genentech have been conducting expanded development activities, including clinical trials in an additional indication (adult growth hormone deficiency), process development and manufacturing. We will be responsible for conducting additional clinical trials and for manufacturing Nutropin Depot for the adult indication and are to receive manufacturing revenues and royalties on product sales in this indication, if any.

         Genentech has the right to terminate the agreement for any reason upon six months’ written notice. In addition, either party may terminate the agreement upon the other party’s material default which is not cured within 90 days of written notice, or upon the other party’s insolvency or bankruptcy.

         We executed a Manufacture and Supply Agreement with Genentech in April 2001 for the manufacture and supply of Nutropin Depot to Genentech for commercial sales. Pursuant to the terms of the agreement we are the sole supplier and manufacturer of Nutropin Depot. The Manufacture and Supply Agreement terminates on expiration of the license agreement. In addition, either party may terminate the agreement upon a material breach by the other party which is not cured within 90 days’ written notice, upon 60 days’ written notice in the event of the other party’s insolvency or bankruptcy or upon 90 days’ written notice in the event a force majeure event occurs and continues for more than six months.

         Janssen

         Pursuant to a development agreement, we are collaborating with Janssen, an affiliate of Johnson & Johnson, in the development of Risperdal Consta an extended-release formulation of Risperdal utilizing our Medisorb technology. Under the development agreement, Janssen provided development funding to us for the development of Risperdal Consta and is responsible for securing all necessary regulatory approvals. In August 2001, Janssen Pharmaceutica Products, LP submitted an NDA to the FDA and also submitted similar filings to other drug regulatory agencies worldwide. On June 28, 2002, J&J PRD received a non-approvable letter for Risperdal Consta from the FDA. See "Recent Developments'' and "Risk Factors — J&J PRD received a non-approvable letter for Risperdal Consta from the FDA and the future of Risperdal Consta is uncertain." We will manufacture Risperdal Consta for commercial sale, if and when it is approved, and will receive manufacturing revenues and royalties on sales, if any.

         Under related license agreements, Janssen and an affiliate have exclusive worldwide licenses from us to manufacture, use and sell Risperdal Consta. Under the license agreements, Janssen is required to pay us certain royalties with respect to all Risperdal Consta sold to customers. Janssen can terminate the development agreement or the license agreements upon 30 days’ prior written notice.

         Pursuant to a manufacture and supply agreement, Janssen has appointed us as the exclusive supplier of Risperdal Consta for commercial sales, if any. The agreement terminates on expiration of the license agreements. In addition, either party may terminate the agreement upon a material breach by the other party which is not resolved within 60 days’ written notice or upon written notice in the event of the other party’s insolvency or bankruptcy. Janssen may terminate the agreement upon six-months’ written notice after such event; provided, however, Janssen cannot terminate the agreement without good cause during the two-year period following commencement of commercial manufacturing unless it also terminates the license agreements. Pursuant to a related agreement, we are expanding our production facility, which will be used to manufacture Risperdal Consta, if and when it is approved, in exchange for certain guaranteed payments, including reimbursement for certain expenditures if Janssen terminates the collaboration agreements before commercial launch.

         Serono

         Pursuant to a development agreement dated December 1999, we are collaborating with Serono for the development of a ProLease formulation of r-hFSH (recombinant human follicle stimulating hormone) for the treatment of infertility. Serono is to provide us with research and development funding and milestone payments. We are responsible for formulation and preclinical testing and Serono will be responsible for conducting clinical trials and securing regulatory approvals and, together with its affiliates, for the marketing of any products that result from the collaboration. We will manufacture any such products for clinical trials and commercial sale and will receive manufacturing revenues and royalties on sales, if any.

         Serono may terminate the development agreement for any reason, upon 90 days’ written notice if such termination notice occurs prior to the first commercial launch of a product under the development agreement, or upon six months’ written notice if such notice occurs subsequent to such event. In addition, either party may terminate the development agreement upon a material breach by the other party of such agreement which is not cured within 60 days’ written notice.

         Lilly

         Insulin

         We entered into a development and license agreement with Lilly in April 2001 for the development of inhaled formulations of insulin, including short- and long-acting insulin and other potential products for the treatment of diabetes, based on our AIR pulmonary drug delivery technology. Pursuant to the agreement, we are responsible for formulation and preclinical testing as well as development of a device to use in connection with any products. Lilly has paid or will pay to us certain initial fees, research funding and milestone payments upon achieving certain development and commercialization goals. Lilly has exclusive worldwide rights to make, use and sell products resulting from such development. Lilly will be responsible for clinical trials, obtaining all regulatory approvals and marketing any insulin products. We will manufacture any such products for clinical trials and both we and Lilly will manufacture such products for commercial sales, if any. We will receive certain royalties based upon such product sales, if any.

         Lilly has the right to terminate the agreement upon 90 days’ written notice at any time prior to the first commercial launch of a product, or upon six months’ written notice at any time after such first commercial launch. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days’ written notice.

         We entered into an agreement with Lilly in February 2002 that provides for an investment by Lilly in our commercial-scale production facility for inhaled pharmaceutical products based on our AIR pulmonary drug delivery technology. This new facility is designed to accommodate the manufacturing of multiple products and is currently under construction in Chelsea, Massachusetts. Lilly’s investment will be used to fund pulmonary insulin production and packaging capabilities. This funding will be secured by Lilly’s ownership of specific equipment to be located and used in the facility. We have the right to purchase the equipment from Lilly, at any time, at the then-current net book value.

         hGH

         We entered into a development and license agreement with Lilly in February 2000 for the development of an inhaled formulation of human growth hormone based on our AIR pulmonary drug delivery technology. Pursuant to the agreement we are responsible for formulation and preclinical testing as well as development of a device to use in connection with any products. Lilly has paid or will pay to us certain initial fees, research funding and milestone payments upon achieving certain development and commercialization goals and we will also receive royalty payments based on product sales, if any. Lilly has exclusive worldwide rights to make, use and sell products resulting from such development. Lilly will be responsible for clinical trials, obtaining all regulatory approvals and marketing any products. We will manufacture any such products for clinical trials and commercial sales and receive manufacturing revenues and royalties on product sales, if any.

         Lilly has the right to terminate the agreement upon 90 days’ written notice at any time prior to the first commercial launch of a product, or upon six months’ written notice at any time after such first commercial launch. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days’ written notice.

         GlaxoSmithKline

         We entered into a license agreement with GSK in May 2000 for the use of our AIR technology in the development of multiple product candidates for indications in four respiratory disease categories. Under the agreement, GSK has exclusive worldwide rights to products resulting from the collaboration in exchange for development funding, milestones and royalties. GSK is responsible for conducting clinical trials, obtaining regulatory approvals and marketing any resulting products on a worldwide basis. We each have manufacturing rights for commercial sales and we will receive certain manufacturing revenues and royalties on product sales, if any.

         GSK has the right to terminate the agreement at any time with 60-days’ written notice. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days’ written notice.

         Amylin

         We entered into a development and license agreement with Amylin in May 2000 for the development of a Medisorb formulation of AC2993 (synthetic Exendin-4) for the treatment of type 2 diabetes.

         Pursuant to the development agreement, Amylin has an exclusive, worldwide license to the Medisorb technology for the development and commercialization of injectable extended-release formulations of exendins and other related compounds that Amylin may develop. We will receive funding for research and development and milestone payments comprised of cash and warrants for Amylin common stock upon achieving certain development and commercialization goals and will also receive a combination of royalty payments and manufacturing fees based on any future product sales. We are initially responsible for developing and testing several formulations, manufacturing for clinical trials and for commercial sales of any products that may be developed pursuant to the agreement. Amylin is responsible for conducting clinical trials securing regulatory approvals and marketing any products resulting from the collaboration on a worldwide basis.

         Amylin may terminate the development agreement for any reason on 90 days’ written notice if such termination occurs before filing an NDA with the FDA or six months’ written notice after such event. In addition, either party may terminate the development agreement upon a material default or breach by the other party that is not cured within 90 days’ written notice.

         Clinical Partners

         In 1992, Alkermes Clinical Partners, L.P. (“Clinical Partners”) was formed as a vehicle to raise money to fund the further development of Cereport. In connection with that transaction, we transferred substantially all of our rights to Cereport to Clinical Partners, entered into a product development agreement and interim license with Clinical Partners and acquired the right to purchase all of the limited partnership interests in Clinical Partners. In total, Clinical Partners raised $46.0 million from a private placement, which was expended by June 1996. We are required to fund the continued development of Cereport to maintain our purchase option. In the event Cereport is approved by the FDA, we will have to pay certain milestone and royalty payments to the limited partners whether or not we exercise our purchase option. Each of the parties has certain termination rights after short notice periods under the agreements.

         ALZA

         We entered into an agreement with ALZA in October 1997 relating to the development and commercialization of Cereport. During 2001, ALZA was acquired by Johnson & Johnson and is now a wholly owned subsidiary of Johnson & Johnson. Under the terms of the agreement, ALZA has the option to acquire exclusive, worldwide, commercialization rights to Cereport, subject to the rights and obligations of Clinical Partners. If ALZA chooses to exercise its option, ALZA will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by ALZA, they will pay us certain milestone payments. We would be responsible for the manufacturing of Cereport and we would share approximately equally in profits from sales of the product, if any.

Drug Delivery Technology

         Our current focus is on the development of broadly applicable, proprietary drug delivery technologies addressing several important drug delivery opportunities, including injectable extended-release of proteins, peptides and small molecule pharmaceutical compounds, the pulmonary delivery of both small molecules and proteins and peptides and drug delivery to the brain across the blood-brain barrier. We partner our proprietary technology systems and drug delivery expertise with many of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account.

ProLease: injectable extended-release of fragile proteins and peptides

         ProLease is our proprietary technology for the stabilization and encapsulation of fragile proteins and peptides in microspheres made of common medical polymers. Our proprietary expertise in this field lies in our ability to preserve the biological activity of fragile drugs over an extended period of time and to manufacture these formulations using components and processes believed to be suitable for human pharmaceutical use. ProLease is designed to enable novel formulations of proteins and peptides by replacing frequent injections with controlled, extended-release over time. We believe ProLease formulations have the potential to improve patient compliance and ease of use by reducing the need for frequent self-injection, to lower costs by reducing the need for frequent office visits and to improve safety and efficacy by reducing both the variability in drug levels inherent in frequent injections and the aggregate amount of drug given over the course of therapy. In addition, ProLease may provide access to important new markets currently inaccessible to drugs that require frequent injections or are administered orally.

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

         Our experience with the application of ProLease to a wide range of proteins and peptides has shown that high incorporation efficiencies and high drug loads can be achieved. Proteins and peptides incorporated into ProLease microspheres have maintained their integrity, stability and biological activity when tested for up to 30 days in in vitro experiments conducted on formulations manufactured at the preclinical, clinical trial and commercial scale.

Medisorb: injectable extended-release of traditional small molecule pharmaceuticals

         Medisorb is our proprietary technology for encapsulating traditional small molecule pharmaceuticals in microspheres made of common medical polymers. Like ProLease, Medisorb is designed to enable novel formulations of pharmaceuticals by providing controlled, extended-release over time. We believe Medisorb is suitable for encapsulating stable, small molecule pharmaceuticals and certain peptides at a large scale. We believe that Medisorb formulations may have superior features of safety, efficacy, compliance and ease of use for drugs currently administered by frequent injection or administered orally. Drug release from the microsphere is controlled by diffusion of the pharmaceutical through the microsphere and by biodegradation of the polymer. These processes can be modulated through a number of formulation and fabrication variables, including drug substance and microsphere particle sizing and choice of polymers and excipients.

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

Cereport: drug delivery across the blood-brain barrier

         Cereport is a nine amino acid peptide based on bradykinin, a compound occurring naturally in the body and known to affect vascular permeability. Cereport is a proprietary, synthetic analog of bradykinin developed by us to increase transiently the permeability of the blood-brain barrier. Following injection, Cereport increases permeability by triggering a brief relaxation of the tight cellular junctions of the blood-brain barrier. Preclinical and clinical data also suggest that Cereport increases the uptake of pharmaceuticals in the region of brain tumor and other pathology. To support the clinical development of Cereport, we formed and transferred substantially all of our rights to the Cereport technology to Clinical Partners, which completed a $46.0 million unit offering in 1992, and entered into a development and commercialization agreement with ALZA. See “Collaborative Arrangements — Clinical Partners” and “Collaborative Arrangements — ALZA.”

         Clinical Trials. We have completed Phase II clinical trials of Cereport and carboplatin in patients with recurrent malignant glioma and metastatic brain tumors. The Pediatric Branch of the National Cancer Institute (“NCI”) has completed one study and is conducting a second study of Cereport in pediatric patients. The current study began in June 1998 and is a Phase II multi-center study in pediatric brain tumor patients. Up to ten centers are enrolling up to a total of 100 children over six years. An investigator-sponsored investigational new drug application to study the radiosensitization effect of Cereport and carboplatin given with radiation therapy in pediatric brain stem gliomas began in 2001. This study is being managed by the Children’s Oncology Group in coordination with the NCI. Eight centers will enroll up to a total of 36 children over four years.

Manufacturing

         We currently have manufacturing facilities in Cambridge, Massachusetts and Wilmington, Ohio. The manufacture of our product candidates for clinical trials and commercial purposes is subject to current good manufacturing practices (“cGMP”) and other agency regulations. Prior to our manufacture of Nutropin Depot, we had never operated an FDA-approved commercial manufacturing facility. There can be no assurance that we will maintain the necessary approvals for commercial manufacturing or obtain approvals for any additional facilities, including our facility in Wilmington, Ohio for the manufacture of Risperdal Consta, if and when it is approved.

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

         We also have a clinical production facility that we have validated for manufacturing in accordance with cGMP. The facility is being used to manufacture product candidates incorporating our ProLease extended-release delivery system for use in clinical trials.

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

         We operate a 50,000 square foot cGMP manufacturing facility for commercial scale Medisorb manufacturing in Wilmington, Ohio. We manufacture Risperdal Consta for Janssen at this facility. In 2001, Janssen Pharmaceutica Products, LP submitted an NDA with the FDA and made similar regulatory filings with health organizations worldwide. On June 28, 2002, J&J PRD received a non-approvable letter from the FDA for Risperdal Consta. See “Recent Developments” and “Risk Factors – J&J PRD received a non-approvable letter for Risperdal Consta from the FDA and the future of Risperdal Consta is uncertain.” The facility is required to be inspected and approved in connection with these approval processes. We are currently expanding in Wilmington, Ohio for additional Medisorb manufacturing capacity, which will be used to manufacture Risperdal Consta on a commercial scale, if and when it is approved.

         AIR

         The AIR manufacturing process uses spray drying. We take drugs provided by our partners or purchased from generic manufacturers, combine the drugs with certain excipients commonly used in other aerosol formulations and spray dry the solution in commercial spray dryers. During the manufacturing process, solutions of drugs and excipients are spray dried to form a free flowing powder and the powder is filled and packaged into final dosage units. AIR has a clinical manufacturing facility which is part of our 49,000 square foot facility which AIR leases in Cambridge, Massachusetts, where powders and final dosage units are prepared under cGMP for use in clinical trials. Our current manufacturing facility and equipment have the capacity to produce commercial scale quantities of certain product candidates. In February 2002, we entered into an agreement with Lilly that provides for an investment by Lilly in our commercial-scale production facility for inhaled pharmaceutical products based on our AIR pulmonary drug delivery technology. This new 90,000 square foot facility is designed to accommodate the manufacturing of multiple products and is currently under construction in Chelsea, Massachusetts. AIR’s inhalation devices are produced under cGMP at two contract manufacturers in the U.S.

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

Marketing

         We intend to market the majority of our ProLease, Medisorb and AIR products through corporate partners. We have entered into development agreements, which include sales and marketing arrangements, for ProLease product candidates with Genentech and Serono, for Medisorb product candidates with Janssen and Amylin and for AIR product candidates with Lilly and GSK. For our proprietary products, we will determine whether to market the products ourselves or to find a marketing partner.

         Alkermes is building the infrastructure necessary for commercialization of our proprietary products. We have increased our manufacturing capacity, we are expanding our product portfolio and we are developing the capabilities for marketing and selling our own products. In furtherance of such efforts we entered into agreements with Reliant in December 2001 and March 2002. See “Recent Developments.”

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

         We currently have no experience in marketing or selling pharmaceutical products. In order to achieve commercial success for any product candidate approved by the FDA or other regulatory authorities, we must either develop a marketing and sales force or enter into arrangements with third parties to market and sell our products. There can be no assurance that we will successfully develop such experience or that we will be able to enter into marketing and sales agreements with others on acceptable terms, if at all. If we develop our own marketing and sales capability, we will compete with other companies that currently have experienced and well-funded marketing and sales operations. To the extent we enter into co-promotion or other sales and marketing arrangements with other companies, any revenues received by us will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

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

         With respect to ProLease and Medisorb, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products. With respect to AIR, we are aware that there are other companies marketing or developing pulmonary delivery systems for pharmaceutical products. In many cases, there are products on the market or in development that may be in direct competition with our product candidates. In addition, other companies are developing new chemical entities or improved formulations of existing products which, if developed successfully, could compete against our formulations of any products we develop or those of our collaborators. These chemical entities are being designed to have different mechanisms of action or improved safety and efficacy. In addition, our collaborators may develop, either alone or with others, products that compete with the development and marketing of our product candidates.

         With respect to Cereport, we believe that there are currently no products approved by the FDA for increasing the permeability of the blood-brain barrier. There are, however, many novel experimental therapies for the treatment of brain tumors and central nervous system infections being tested in the U.S. and Europe and other products have been approved for sale.

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

         We have a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. We have filed numerous U.S. and international patent applications directed to composition of matter as well as processes of preparation and methods of use, including applications relating to permeabilizers, certain rights to which have been licensed to Clinical Partners, and to each of our delivery technologies. We own approximately 70 issued U.S. patents. No U.S. patent issued to us that is currently material to our business will expire prior to 2009. In the future, we plan to file further U.S. and foreign patent applications directed to new or improved products and processes. We intend to file additional patent applications when appropriate and defend our patent position aggressively.

         We have exclusive rights through licensing agreements with third parties to approximately 31 issued U.S. patents, a number of U.S. patent applications and corresponding foreign patents and patent applications in many countries, subject in certain instances to the rights of the U.S. government to use the technology covered by such patents and patent applications. No issued U.S. patent to which we have licensed rights and which is currently material to our business will expire prior to 2016. Under certain licensing agreements, we currently pay annual license fees and/or minimum annual royalties. During the fiscal year ended March 31, 2002, these fees totaled $261,000. In addition, under all licensing agreements, we are obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

         We know of several U.S. patents issued to other parties that relate to our product candidates. One of those parties has asked us to compare our Medisorb technology to that party’s patented technology. Another such party has asked a collaborative partner to substantiate how our ProLease microspheres are different from that party’s patented technology. The manufacture, use, offer for sale, sale or importing of these product candidates might infringe on the claims of these patents. A party might file an infringement action against us. Our cost of defending such an action is likely to be high and we might not receive a favorable ruling.

         We also know of patent applications filed by other parties in the U.S. and various foreign countries that may relate to some of our product candidates if issued in their present form. If patents are issued to any of these applicants, we may not be able to manufacture, use, offer for sale, or sell some of our product candidates without first getting a license from the patent holder. The patent holder may not grant us a license on reasonable terms or it may refuse to grant us a license at all. This could delay or prevent us from developing, manufacturing or selling those of our product candidates that would require the license.

         We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Because the patent position of biopharmaceutical companies involves complex legal and factual questions, enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. And, if issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

Government Regulation

         The manufacture and marketing of pharmaceutical products in the U.S. require the approval of the FDA under the Federal Food, Drug and Cosmetic Act. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards which apply to the preclinical testing and clinical trials, manufacture and marketing of pharmaceutical products. Pharmaceutical manufacturing facilities are also regulated by state, local and other authorities.

         As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animal models to assess the drug’s efficacy and to identify potential safety problems. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application (“IND”), which must be reviewed by the FDA before proposed clinical testing can begin. Typically, clinical testing involves a three-phase process. Phase I trials are conducted with a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase II trials are designed to provide additional information on dosing and preliminary evidence of product efficacy. Phase III trials are large-scale studies designed to provide statistical evidence of efficacy and safety in humans. The results of the preclinical testing and clinical trials of a pharmaceutical product are then submitted to the FDA in the form of an NDA, or for a biological product in the form of a Product License Application (“PLA”), for approval to commence commercial sales. Preparing such applications involves considerable data collection, verification, analysis and expense. In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria.

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

         Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform on an ongoing basis with GMP. Before approval of an NDA or PLA, the FDA will perform a pre-approval inspection of the facility to determine its compliance with GMP and other rules and regulations. In complying with GMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. After the establishment is licensed, it is subject to periodic inspections by the FDA.

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

Employees

         As of June 14, 2002, we had approximately 520 full-time employees. A significant number of our management and professional employees have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific and senior management personnel; however, competition for such personnel is intense. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

MANAGEMENT

Directors of the Registrant

         Our current directors, each of whom will stand for re-election at our next annual meeting of shareholders are as follows:

Name	Age	Principal Occupation/Employer

Michael A. Wall	73	Chairman of the Board, Alkermes, Inc.

Floyd E. Bloom, M.D.	65	Chairman, Department of Neuropharmacology, The Scripps Research Institute

Robert A. Breyer	58	Former President, Alkermes, Inc.

John K. Clarke	48	General Partner, DSV Partners and Managing General Partner, Cardinal Health Partners

Richard F. Pops	40	Chief Executive Officer, Alkermes, Inc.

Alexander Rich, M.D.	77	William Thompson Sedgwick Professor of Biophysics and Biochemistry, Massachusetts Institute of Technology

Paul Schimmel, Ph.D.	61	Skaggs Institute for Chemical Biology, The Scripps Research Institute

Executive Officers of the Registrant

         Our executive officers, who are elected to serve at the pleasure of the Board of Directors, are as follows:

Name	Age	Position

Richard F. Pops	40	Chief Executive Officer and Director

David A. Broecker	41	President and Chief Operating Officer

Raymond T. Bartus, Ph.D.	55	Senior Vice President, Life Sciences and Development

J. Duncan Higgons	47	Senior Vice President, Marketing and Business Development

James L. Wright, Ph.D.	54	Senior Vice President, Pharmaceutical Research and Development

James M. Frates	35	Vice President, Chief Financial Officer and Treasurer

Michael J. Landine	48	Vice President, Corporate Development

         Mr. Pops has been a director and the Chief Executive Officer of Alkermes since February 1991. Mr. Pops currently serves on the Board of Directors of Neurocrine Biosciences, Inc., a biotechnology company, the Biotechnology Industry Organization (BIO) and the Massachusetts Biotechnology Council (MBC). He serves as Chair for the Harvard Medical School Advisory Council for Biological Chemistry & Molecular Pharmacology (BCMP) and is a member of the Harvard Medical School Board of Fellows.

         Mr. Broecker has been President since January 2002 and Chief Operating Officer of Alkermes since February 2001. From August 1985 to January 2001, he was employed at Eli Lilly and Company. During his tenure at Eli Lilly, Mr. Broecker managed Eli Lilly’s largest pharmaceutical manufacturing facility outside of the U.S., located in Kinsale, Ireland, where as General Manager he led manufacturing operations for products accounting for 50% of worldwide Eli Lilly sales. He also worked as a General Manager in Eli Lilly’s packaging and distribution operations in Germany, and Director of Marketing for Advanced Cardiovascular Systems, now a part of Guidant Corporation. Mr. Broecker holds a B.A. in Chemistry from Wabash College, an M.S. in Chemical Engineering from M.I.T. and an M.B.A. in Marketing and Finance from the University of Chicago.

         Dr. Bartus has been Senior Vice President, Life Sciences Research and Development of Alkermes since December 2001. Prior to that he had been Senior Vice President, Preclinical Research and Development of Alkermes since December 1996. From November 1992 to December 1996, Dr. Bartus served as our Senior Vice President, Neurobiology. He holds M.S. in Experimental Psychology and a Ph.D. in Physiological Psychology from North Carolina State University. Dr. Bartus has nearly 30 years of research and development experience in large pharmaceutical companies and development stage companies.

         Mr. Higgons has held various positions at Alkermes since 1994 related to business development and proprietary products, most recently as Senior Vice President, Marketing and Business Development. Mr. Higgons holds a B.S. (1st Class) in Mathematics from King’s College, London University and an M.B.A. from London Business School.

         Dr. Wright became Senior Vice President, Pharmaceutical Research and Development of Alkermes in December 2001 and has been a Senior Vice President of Advanced Inhalation Research, Inc. since September 1999. From December 1994 to September 1999, Dr. Wright was Vice President, Pharmaceutical Development of Alkermes. Dr. Wright received a B.A. in Chemistry and Biology from the University of California, Santa Barbara and a Ph.D. in Pharmacy from the University of Wisconsin.

         Mr. Frates has been Vice President, Chief Financial Officer and Treasurer of Alkermes since July 1998. From June 1996 to July 1998, he was employed at Robertson, Stephens & Company, most recently as a Vice President in Investment Banking. Prior to that time he was employed at Robertson, Stephens & Company and at Morgan Stanley & Co. In June 1996, he obtained his M.B.A. from Harvard University.

         Mr. Landine has been Vice President, Corporate Development of Alkermes since March 1999. From March 1988 until June 1998, he was Chief Financial Officer and Treasurer of Alkermes. Mr. Landine is also currently an advisor to Walker Magnetics Group, an international manufacturer of industrial equipment.

RISK FACTORS

J&J PRD received a non-approvable letter for Risperdal Consta from the FDA and the future of Risperdal Consta is uncertain.

         On June 28, 2002, J&J PRD, an affiliate of our collaborative partner Janssen, received a non-approvable letter for Risperdal Consta from the FDA. The issues raised in the letter may not be resolved on a timely basis, if at all, and Risperdal Consta may not be approved in the U.S. The FDA’s response to and issues with the NDA submitted with respect to Risperdal Consta may impact the response of other regulatory agencies to the filings pending in such other countries. Even if Risperdal Consta is approved in the U.S. or elsewhere, the timing of any such approvals is uncertain and there may be significant delays. It is uncertain whether the FDA’s issues with the NDA will impact the labeling of Risperdal Consta in the U.S. or in other countries, if it is approved. The NDA was filed by an affiliate of J&J PRD and Janssen, and they are responsible for obtaining regulatory approvals. We cannot control the activity of any of our collaborative partners, and we are dependent upon Janssen’s efforts to resolve the FDA’s issues with the NDA. Janssen may terminate our collaboration, including the license and manufacturing agreements, based on its right to do so on short notice under such agreements. If any of the foregoing events were to occur, it would have a material adverse effect on our business, results of operations and financial position.

Our product candidates may not receive regulatory approval or may not generate significant revenues.

         Approval from the FDA is required to manufacture and market pharmaceutical products in the U.S. Regulatory agencies in foreign countries have similar requirements. The process that pharmaceutical product candidates must undergo to obtain this approval is extensive and uncertain and includes preclinical testing and clinical trials to demonstrate safety and efficacy and a review of the manufacturing process to ensure compliance with cGMP regulations. The FDA may not accept the data or NDA or may not approve a product even if it seemed promising in clinical trials.

         Even if a product is approved, the revenues received or to be received from the sale of such products may not be significant and will depend on numerous factors outside of our control, including, in many instances, our collaborators’ decisions on pricing and discounting, the reliance on third-party marketing partners outside the U.S., the ability to obtain reimbursement from third-party payors, the market size for the product, the reaction of companies that market competitive products and general market conditions. In addition, if certain volume levels are not achieved, the costs to manufacture our products may be higher than anticipated.

         Risperdal Consta

         An NDA for Risperdal Consta was submitted to the FDA in August 2001 by Janssen Pharmaceutica Products, LP. A number of similar filings have been submitted with drug regulatory authorities worldwide by Janssen. On June 28, 2002, J&J PRD received a non-approvable letter for Risperdal Consta from the FDA. See “Recent Developments.” There can be no assurance that the NDA or other foreign regulatory filings will be approved in a timely fashion, if at all. See “J&J PRD received a non-approvable letter for Risperdal Consta from the FDA and the future of Risperdal Consta is uncertain.” If there is a significant delay in resolving the issues raised by the FDA, we may incur significant expenses without receipt of the corresponding royalty and manufacturing revenues. Even if Risperdal Consta is approved by the FDA or other regulatory agencies, the revenues received from the sale of Risperdal Consta may not be significant and may depend on numerous factors outside of our control, including those outlined above. In addition, the costs to manufacture Risperdal Consta may be higher than anticipated if certain volume levels are not achieved. If Risperdal Consta does not produce significant revenues or if the manufacturing costs are higher than anticipated, our business, results of operations and financial condition would be materially adversely affected.

         Vivitrex

         We recently commenced a Phase III clinical trial in alcohol-dependent patients testing the safety and efficacy of repeated doses of Vivitrex, an injectable extended-release formulation of naltrexone. To date, our proprietary product candidate, Vivitrex, has only been tested in a small number of patients and there can be no assurance that Phase III clinical trials will produce results sufficient to obtain regulatory approvals. Even if the Phase III clinical trial is successful and we submit an NDA to the FDA, there can be no assurance that the FDA will accept our data or that the NDA will be approved. Even if an NDA is approved, we will have to market it ourselves or enter into co-promotion or sales and marketing arrangements with other companies. We currently have no sales force or any marketing experience and arrangements with other companies will result in dependence on such other companies for revenues. In either event, a market for Vivitrex may not develop as expected. In addition, naltrexone is made using controlled substances and, therefore, we may be unable to obtain commercial-quantity supplies of naltrexone on commercially reasonable terms.

Our delivery technologies or product development efforts may not produce safe, efficacious or commercially viable products.

         Many of our product candidates require significant additional research and development, as well as regulatory approval. To be profitable, we must develop, manufacture and market our products, either alone or by collaborating with others. It can take several years for a product to be approved and we may not be successful in bringing additional product candidates to the market. A new drug may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. The drug may:

•	be shown to be ineffective or to cause harmful side effects during preclinical testing or clinical trials;

•	fail to receive regulatory approval on a timely basis or at all;

•	be difficult to manufacture on a large scale;

•	be uneconomical;

•	not be prescribed by doctors or accepted by patients;

•	fail to receive a sufficient level of reimbursement from government or third-party payors; or

•	infringe on proprietary rights of another party.

         If our delivery technologies or product development efforts fail to generate product candidates that lead to the successful development and commercialization of products, or if our collaborative partners decide not to pursue our product candidates or if new products do not perform as anticipated, our business and financial condition will be materially adversely affected.

We rely heavily on collaborative partners.

         Our arrangements with collaborative partners are critical to our success in bringing our products and product candidates to the market and promoting such marketed products profitably. In some cases, we depend on these parties to conduct preclinical testing and clinical trials and to provide funding for product candidate development programs. Most of our collaborative partners can terminate their agreements with us for no reason and on limited notice. We cannot guarantee that any of these relationships will continue. Failure to make or maintain these arrangements or a delay in a collaborative partner’s performance may materially adversely affect our business and financial condition.

         We cannot control our collaborative partners’ performance or the resources they devote to our programs. If a collaborative partner fails to perform, or perform on a timely basis, the research, development or commercialization program on which it is working will be delayed. If this happens, we may have to use funds, personnel, laboratories and other resources that we have not budgeted, and consequently, we may not be able to continue the program. The failure of a collaborative partner to perform or a loss of a collaborative partner may materially adversely affect our business and financial condition.

         Disputes may arise between us and a collaborative partner and may involve the issue of which of us owns the technology that is developed during a collaboration or other issues arising out of the collaborative agreements. Such a dispute could delay the program on which the collaborative partner or we are working. It could also result in expensive arbitration or litigation, which may not be resolved in our favor.

         A collaborative partner may choose to use its own or other technology to develop a way to deliver its drug and withdraw its support of our product candidate.

         Our collaborative partners could merge with or be acquired by another company or experience financial or other setbacks unrelated to our collaboration that could, nevertheless, adversely affect us.

         None of our drug delivery systems can be commercialized as stand-alone products but must be combined with a drug. To develop any new proprietary product candidate using one of these drug delivery systems, we often must obtain the drug from another party. We cannot assure you that we will be able to obtain any such drugs on reasonable terms, if at all.

Our proposed merger with Reliant may not be consummated or, if consummated, may not be successful.

         Our proposed merger with Reliant may not be consummated because it may not be approved by our shareholders and the members of Reliant, or the merger agreement may be terminated if the closing has not occurred before August 31, 2002 or the average closing price of Alkermes common stock is below $17.70 per share for the ten trading days before the closing of the transaction. Even if the proposed merger is consummated, there can be no assurance that:

•	the businesses will be integrated successfully or that expected advantages of the combined companies will be achieved;

•	the market for and sales of the combined businesses’ products will develop as expected;

•	development of the combined businesses’ product candidates will proceed as planned; and

•	we will not have to raise substantial funds to operate the combined businesses.

         If we are unable to consummate the proposed merger or if the proposed merger is consummated and one or more of the above described risks occurs, our business and financial position could be materially adversely affected.

Clinical trials for our product candidates are expensive and their outcome is uncertain.

         Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we or our partners must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. We have incurred and we will continue to incur, substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials.

         Historically, the results from preclinical testing and early clinical trials have often not predicted results of later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. To date, our proprietary product candidate, Vivitrex, has only been tested in a small number of patients and there can be no assurance that our Phase III clinical trial will produce results sufficient to obtain regulatory approval. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

         Clinical trials conducted by us, by our collaborative partners or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for our product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

         Clinical trials of each of our product candidates involve a drug delivery technology and a drug. This makes testing more complex because the outcome of the trials depends on the performance of technology in combination with a drug.

         We have other product candidates in preclinical development. We have not submitted INDs or begun clinical trials for these product candidates. Preclinical and clinical development efforts performed by us may not be successfully completed. We may not file further INDs. We or our collaborative partners may not begin clinical trials as planned.

         Completion of clinical trials may take several years or more. The length of time can vary substantially with the type, complexity, novelty and intended use of the product candidate. The commencement and rate of completion of clinical trials may be delayed by many factors, including the:

•	inability to recruit clinical trial participants at the expected rate;

•	failure of clinical trials to demonstrate a product candidate’s safety or efficacy;

•	inability to follow patients adequately after treatment;

•	unforeseen safety issues;

•	inability to manufacture sufficient quantities of materials used for clinical trials; and

•	unforeseen governmental or regulatory delays.

         If a product candidate fails to demonstrate safety and efficacy in clinical trials, this failure may delay development of other product candidates and hinder our ability to conduct related preclinical testing and clinical trials. As a result of these failures, we may also be unable to find additional collaborative partners or to obtain additional financing. Our business and financial condition may be materially adversely affected by any delays in, or termination of, our clinical trials.

We will need to spend substantial funds to become profitable.

         We will need to spend substantial amounts of money before we can be profitable, and there can be no assurance we will achieve profitability. The amount we will spend, and when we will spend it, depends, in part, on:

•	the progress of our research and development programs for proprietary and collaborative product candidates, including clinical trials;

•	the time and expense that will be required to pursue FDA or foreign regulatory approvals for our product candidates, and whether such approvals are obtained;

•	the cost of building, operating and maintaining manufacturing and research facilities;

•	how many product candidates we pursue, particularly proprietary product candidates;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	how competing technological and market developments affect our product candidates;

•	the cost of possible acquisitions of drug delivery technologies, compounds, product rights or companies; and

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise.

         If we require additional funds to complete any of our programs, we may seek funds through arrangements with collaborative partners, by issuing securities or through debt financing. If we are unable to raise additional funds on terms that are favorable to us, we may have to cut back significantly on one or more of our programs, give up some of our rights to our technologies, product candidates or licensed products or agree to reduced royalty rates from collaborative partners.

We anticipate that we will incur substantial losses for the foreseeable future.

         We have had net operating losses since being founded in 1987. At March 31, 2002, our accumulated deficit was $343.9 million. These losses principally consisted of the costs of research and development and general and administrative expenses. We expect to incur substantial additional expenses over the next several years as our research and development activities, including clinical trials, increase and as we continue to manufacture products. In addition, we expect these costs to increase over prior years as we expand development of our collaborators’ and our own product candidates.

         Our future profitability depends, in part, on our ability to:

•	obtain and maintain regulatory approval for our products in the U.S. and in foreign countries;

•	enter into agreements to develop and commercialize products;

•	develop and expand our capacity to manufacture and market products or enter into agreements with others to do so;

•	obtain adequate reimbursement coverage for our products from insurance companies, government programs and other third party payors;

•	obtain additional research and development funding from collaborative partners; and

•	achieve certain product development milestones.

         We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable or achieve significant revenues. Even if we do achieve some or all of these goals, we may not achieve significant commercial success.

Our manufacturing experience is limited.

         We currently manufacture Nutropin Depot and all of our product candidates, except Cereport. The manufacture of drugs for clinical trials and for commercial sale is subject to regulation by the FDA under then-cGMP regulations and by other regulators under other laws and regulations. We have manufactured product candidates for use in clinical trials but have limited experience manufacturing products for commercial sale. We cannot assure you that we can successfully manufacture our products under cGMP regulations or other laws and regulations in sufficient quantities for commercial sale, or in a timely or economical manner.

         Our manufacturing facilities in Massachusetts and Ohio require specialized personnel and are expensive to operate and maintain. Any delay in the regulatory approval or market launch of future product candidates to be manufactured in these facilities will require us to continue to operate these expensive facilities and retain specialized personnel, which may increase our expected losses.

         We have a number of manufacturing facilities, including a GMP facility for Nutropin Depot, and facilities for future ProLease product candidates, Medisorb product candidates and AIR pulmonary drug delivery product candidates. We are currently expanding our facility in Ohio for our Medisorb technology product candidates and constructing a facility in Massachusetts for our AIR technology product candidates. To date, the FDA has inspected and approved our manufacturing facility for Nutropin Depot. We cannot guarantee that the FDA or foreign regulatory agencies will approve any of the other facilities or, once they are approved, that such facilities will remain in compliance with cGMP regulations.

         If more of our product candidates progress to mid- to late-stage development, we will incur significant expenses in the expansion and/or construction of manufacturing facilities and increases in personnel in order to manufacture product candidates. The development of a commercial-scale manufacturing process is complex and expensive. We cannot assure you that we will be able to develop this manufacturing infrastructure in a timely or economical manner, or at all.

         Currently, many of our product candidates, including Vivitrex, are manufactured in small quantities for use in clinical trials. We cannot assure you that we will be able to successfully scale-up the manufacture of each of our product candidates in a timely or economical manner, or at all. If any of these product candidates are approved by the FDA or other drug regulatory authorities for commercial sale, we will need to manufacture them in larger quantities. If we are unable to successfully scale-up our manufacturing capacity, the regulatory approval or commercial launch of such product candidate may be delayed or there may be a shortage in supply of such product candidate.

         If we fail to develop manufacturing capacity and experience, fail to continue to contract for manufacturing on acceptable terms, or fail to manufacture our product candidates economically on a commercial scale or in accordance with cGMP regulations, our development programs will be materially adversely affected. This may result in delays in receiving FDA or foreign regulatory approval for one or more of our product candidates or delays in the commercial production of a product that has already been approved. Any such delays could materially adversely affect our business and financial condition.

         The FDA or foreign regulatory agencies may not approve our product candidates.

         Approval from the FDA is required to manufacture and market pharmaceutical products in the U.S. Regulatory agencies in foreign countries have similar requirements. The process that pharmaceutical products must undergo to obtain this approval is extensive and includes preclinical testing and clinical trials to demonstrate safety and efficacy and a review of the manufacturing process to ensure compliance with cGMP regulations. This process can last many years and be very costly and still be unsuccessful. FDA or foreign regulatory approval can be delayed, limited or not granted at all for many reasons, including:

•	a product candidate may not be safe or effective;

•	data from preclinical testing and clinical trials may be interpreted by the FDA or foreign regulatory agencies in different ways than we interpret it;

•	the FDA or foreign regulatory agencies might not approve our manufacturing processes or facilities;

•	the FDA or foreign regulatory agencies may change their approval policies or adopt new regulations; and

•	a product candidate may not be approved for all the indications we request.

         For some product candidates, the drug used has not been approved at all or has not been approved for every indication it is targeting. Any delay in the approval process for any of our product candidates will result in increased costs that could materially and adversely affect our business and financial condition.

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

As our product and product candidates, if and when approved, are used commercially unintended side effects, adverse reactions or incidence of misuse may appear.

         We cannot predict whether the commercial use of products (or product candidates in development if and when they are approved for commercial use) will produce undesirable or unintended side effects that have not been evident in the use of or clinical trials conducted for such products (and product candidates) to date. Additionally, incidents of product misuse may occur. These events, among others, could result in product recalls or withdrawals or additional regulatory controls.

Patent protection for our products is important and uncertain.

         The following factors are important to our success:

•	receiving and maintaining patent protection for our products and product candidates and for those of our collaborative partners;

•	maintaining our trade secrets;

•	not infringing the proprietary rights of others; and

•	preventing others from infringing our proprietary rights.

         Patent protection only provides exclusive rights for the term of the patent. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

         We know of several U.S. patents issued to third parties that relate to our product candidates. One of those third parties has asked us to compare our Medisorb technology to that third party’s patented technology. Another such third party has asked a collaborative partner to substantiate how our ProLease microspheres are different from that third party’s patented technology. The manufacture, use, offer for sale, sale or importing of any of these product candidates might infringe on the claims of these third party patents. A third party might file an infringement action against us. Our cost of defending such an action is likely to be high and we might not receive a favorable ruling.

         We also know of patent applications filed by other parties in the U.S. and various foreign countries that may relate to some of our product candidates if such patents are issued in their present form. If patents are issued to any of these applicants, we may not be able to manufacture, use, offer for sale, or sell some of our product candidates without first getting a license from the patent holder. The patent holder may not grant us a license on reasonable terms or it may refuse to grant us a license at all. This could delay or prevent us from developing, manufacturing or selling those of our product candidates that would require the license.

         We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Because the patent position of pharmaceutical and biotechnology companies involves complex legal and factual questions, enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, together with those we may file in the future, or those we may license from third parties, may not result in patents being issued. Even if issued, such patents may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

         We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our collaborative partners, licensors, employees and consultants. Any of these parties may breach the agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

We are exposed to product liability claims and recalls.

         We may be exposed to liability claims arising from the commercial sale of our product, Nutropin Depot, or the use of our product candidates in clinical trials and those awaiting regulatory approval. These claims may be brought by consumers, our collaborative partners or third parties selling the products. We currently carry product liability insurance coverage in such amounts as we believe are sufficient for our business. However, we cannot provide any assurance that this coverage will be sufficient to satisfy any liabilities that may arise. As our development activities progress and we continue to have commercial sales, this coverage may be inadequate; we may be unable to obtain adequate coverage at an acceptable cost or we may be unable to get adequate coverage at all. This could prevent or limit our commercialization of our product candidates or commercial sales of our products. Even if we are able to maintain insurance that we believe is adequate, our financial condition may be materially adversely affected by a product liability claim.

         Additionally, product recalls may be issued at our discretion or at the direction of the FDA, other government agencies or other companies having regulatory control for pharmaceutical product sales. We cannot assure you that product recalls will not occur in the future or that, if such recalls occur, such recalls will not adversely affect our business, financial condition or reputation.

We may encounter difficulties integrating future acquisitions.

         We may acquire novel technologies, compounds or the rights to certain products through acquisitions. We cannot assure you that any such future acquisition will be completed, successfully integrated with our current businesses, will achieve revenues or will be profitable. We may have difficulty assimilating the operations, technology and personnel of any acquired businesses, including our pending merger with Reliant.

         If we make significant acquisitions for stock consideration, the current holders of our common stock may be significantly diluted. For example, if the pending merger transaction with Reliant is approved and completed, we will be obligated to issue up to a maximum of 31.25 million shares of common stock and Alkermes current shareholders would own approximately 69% of the resulting entity. If we make significant acquisitions for cash consideration, we may be required to use a substantial portion of our available cash.

We may not be successful in the development of products for our own account.

         In addition to our development work with collaborative partners, we are developing proprietary product candidates for our own account by applying drug delivery technologies to off-patent drugs. Because we will be funding the development of such programs, there is a risk that we may not be able to continue to fund all such programs to completion or to provide the support necessary to perform the clinical trials, obtain regulatory approvals or market any approved products on a worldwide basis. We expect the development of products for our own account to consume substantial resources. If we are able to develop commercial products on our own, the risks associated with these programs may be greater than those associated with our programs with collaborative partners.

If we are not able to develop new products, our business may suffer.

         We compete with other pharmaceutical companies, including large pharmaceutical companies with financial resources and capabilities substantially greater than our resources and capabilities, in the development of new products. We cannot assure you that we will be able to:

•	develop or successfully commercialize new products on a timely basis or at all; or

•	develop new products in a cost effective manner.

         Further, other companies may develop products or may acquire technology for the development of products that are the same as or similar to the product candidates we have in development. Because there is rapid technological change in the industry and because other companies have more resources than we do, other companies may:

•	develop their products more rapidly than we can;

•	complete any applicable regulatory approval process sooner than we can; or

•	offer their newly developed products at prices lower than our prices.

         Any of the foregoing may negatively impact our sales of newly developed products. Technological developments or the FDA’s approval of new therapeutic indications for existing products may make our existing product or those product candidates we are developing obsolete or may make them more difficult to market successfully, any of which could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

We face competition in the biotechnology and pharmaceutical industries.

         We can provide no assurance that we will be able to compete successfully against the competitive forces in developing our product and product candidates.

         We face intense competition from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies, including other drug delivery companies. Some of these competitors are also our collaborative partners. These competitors are working to develop and market other drug delivery systems, pharmaceutical products, vaccines and other methods of preventing or reducing disease, and new small-molecule and other classes of drugs that can be used without a drug delivery system.

         There are other companies developing extended-release drug delivery systems and pulmonary delivery systems. In many cases, there are products on the market or in development that may be in direct competition with our product candidates. In addition, we know of new chemical entities that are being developed that, if successful, could compete against our product candidates. These chemical entities are being designed to work differently than our product candidates and may turn out to be safer or to be more effective than our product candidates. Among the many experimental therapies being tested in the U.S. and Europe, there may be some that we do not now know of that may compete with our drug delivery systems or product candidates. Our collaborative partners could choose a competing drug delivery system to use with their drugs instead of one of our drug delivery systems.

         Many of our competitors have much greater capital resources, manufacturing, research and development resources and production facilities than we do. Many of them also have much more experience than we do in preclinical testing and clinical trials of new drugs and in obtaining FDA and foreign regulatory approvals.

         Major technological changes can happen quickly in the biotechnology and pharmaceutical industries, and the development by competitors of technologically improved or different products or drug delivery technologies may make our product candidates or platform technologies obsolete or noncompetitive.

         Further, our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

•	demonstration of their clinical efficacy and safety;

•	their cost-effectiveness;

•	their potential advantage over alternative treatment methods;

•	the marketing and distribution support they receive; and

•	reimbursement policies of government and third-party payors.

         Our product candidates, if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our product candidates may also compete with new products currently under development by others or with products which may cost less than our product candidates. Physicians, patients, third-party payors and the medical community may not accept or utilize any of our product candidates that may be approved. If our products do not achieve significant market acceptance, our business and financial condition will be materially adversely affected.

We may not be able to retain our key personnel.

         Our success depends on the services of key employees in executive and research and development, manufacturing, and regulatory positions. The loss of the services of key employees could have a material adverse effect on our business.

We may issue more common stock.

         As discussed above under “We need to spend substantial funds to become profitable,” we may issue additional equity securities to raise funds, thus reducing the ownership share of the current holders of our common stock, which may adversely affect the market price of the common stock. In addition, we must issue common stock to certain security holders and other parties under the circumstances described below. Any of these parties could sell all or a large number of its shares, which could adversely affect the market price of our common stock. Even if none of these sales happen, the perception by investors that sales might occur could adversely affect the market price of our common stock.

Reliant merger or other acquisition transactions

         If the pending merger transaction with Reliant is approved by our shareholders and Reliant’s members and consummated, we will issue up to a maximum of 31.25 million shares of common stock. In the event we enter into any other merger or acquisition for stock consideration, we may issue a significant amount of our stock.

3 3/4% Convertible Subordinated Notes due 2007

         In February 2000, we issued and sold $200 million aggregate principal amount of 3 3/4% convertible subordinated notes due 2007 (the “3 3/4% notes”). The 3 3/4% notes carry certain redemption provisions and the holders may convert their 3 3/4% notes into approximately 3,000,000 shares of common stock, in the aggregate, at any time prior to maturity. We have already registered for resale shares of our common stock issuable on conversion under the Securities Act of 1933. The 3 3/4% notes are convertible into our common stock, at the option of the holder, at a price of $67.75 per share, subject to adjustment upon certain events.

Stock options and awards

         At March 31, 2002, we were obligated to issue 11,644,972 shares of common stock upon the vesting and exercise of stock options and vesting of stock awards.

Our common stock price is highly volatile.

         The realization of any of the risks described in these “Risk Factors” or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company. In particular and in addition to circumstances described elsewhere under “Risk Factors,” the following factors can adversely affect the market price of our common stock:

•	approval of our product candidates and success of our research and development programs;

•	public concern as to the safety of drugs developed by us or others;

•	announcements of issuances of common stock or acquisitions by Alkermes;

•	developments of our corporate partners;

•	announcements of technological innovations or new therapeutic products by us or others;

•	changes in government regulations or patent decisions; and

•	general market conditions.

Anti-takeover provisions may not benefit shareholders.

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

Item 2. Properties

         We lease and occupy approximately 128,000 square feet of laboratory, manufacturing and office space in Cambridge, Massachusetts under several leases expiring in the years 2002 to 2012. Additionally, we have entered into a new lease in October 2000, for a new facility, which is substantially completed and is constructed adjacent to our current headquarters for approximately 145,000 square feet of laboratory, clinical manufacturing and office space. The term of this lease commenced in June 2002 and will terminate in 2012. Several of the leases contain provisions permitting us to extend the term of such leases for up to two ten-year periods. We have a GMP clinical suite at one of our Massachusetts facilities, which is for the manufacture of product candidates incorporating the ProLease delivery system. We operate a GMP manufacturing facility for our AIR technology at another of our Massachusetts facilities. We also have a 32,000 square foot commercial scale ProLease manufacturing facility in Cambridge, Massachusetts.

         During fiscal 2001, we entered into a new lease for a 90,000 square foot building which we are developing as a commercial scale AIR manufacturing facility in Chelsea, Massachusetts. The lease term is for fifteen years with an option to extend the term of such lease for up to two five-year periods.

         We own and occupy approximately 50,000 square feet of manufacturing, office and laboratory space in Wilmington, Ohio. The facility contains a GMP production facility designed for the production of Medisorb microspheres on a commercial scale. Additionally, we are currently expanding our facility in Wilmington, Ohio for commercial manufacturing of Medisorb microspheres on a commercial scale. We also lease and occupy approximately 30,000 square feet of laboratory and office space in Blue Ash, Ohio under a lease expiring in 2003.

         Alkermes Europe, Ltd., one of our wholly owned subsidiaries, leases and occupies approximately 4,600 square feet of office space in Cambridge, England under a lease expiring during the year 2002.

         We believe that our current and planned facilities in Massachusetts and Ohio are adequate for our current and near-term preclinical, clinical and commercial operations.

Item 3.    Legal Proceedings           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders           Not applicable

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

	Fiscal 2002		Fiscal 2001

	High	Low	High	Low

1st Quarter	$37.75	$20.38	$55.00	$21.56

2nd Quarter	35.36	17.39	49.38	29.00

3rd Quarter	28.90	18.22	43.50	25.69

4th Quarter	31.39	23.67	33.50	18.75

         There were 482 shareholders of record for our common stock and one shareholder of record for our non-voting common stock on June 14, 2002. No dividends have been paid on the common stock or non-voting common stock to date and we do not expect to pay cash dividends thereon in the foreseeable future. The closing share price of our common stock on June 14, 2002 was $16.10.

3 3/4% Convertible Subordinated Notes due 2007

         In February 2000, we issued and sold $200 million aggregate principal amount of 3 3/4% Convertible Subordinated Notes due 2007 (the “3 3/4% Notes”) to Robertson Stephens, Adams, Harkness & Hill, Inc., ING Barings, J.P. Morgan & Co., PaineWebber Incorporated, SG Cowen and U.S. Bancorp Piper Jaffray (the “3 3/4% Notes Initial Purchasers”). The underwriting commissions and discounts totaled $6 million. The maturity date of the 3 3/4% Notes is February 15, 2007. We are obligated to pay interest at a rate of 3 3/4% per year on each of February 15 and August 15, which began on August 15, 2000.

         The 3 3/4% Notes were issued and sold in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to persons reasonably believed by the 3 3/4% Notes Initial Purchasers to be “qualified institutional buyers” (“QIBs”) as defined in Rule 144A under the Securities Act or institutional accredited investors or sophisticated investors.

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

Conversion of Convertible Promissory Note

         In October 2001, we converted approximately $7.5 million of principal and interest that was due under a promissory note payable to Schering Corporation (“Schering”), into 328,645 shares of our common stock in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. We reasonably believed Schering was and is an accredited investor based on representations made to us by Schering and by our review of Schering’s filings with the SEC under the Securities Exchange Act of 1934, as amended.

Private Placement to Collaborative Partner

         In August 2000 and in connection with the execution of the license agreement with GSK, we issued and sold 160,030 shares of our common stock to an affiliate of GSK for an aggregate purchase price of $5.0 million, in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. We reasonably believed GSK was and is an accredited investor, based on representations made to us by GSK and by our review of GSK’s filings with the SEC under the Securities Exchange Act of 1934, as amended.

1999 Preferred Stock

         In April 1999, we issued and sold 3,500 shares of 1999 Redeemable Convertible Exchangeable Preferred Stock, par value $.01 per share (the “1999 Preferred Stock”), to Genentech for an aggregate purchase price of $35.0 million.

         The 1999 Preferred Stock was issued and sold in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D promulgated under the Securities Act. We reasonably believed that Genentech was and is an accredited investor, based on representations made to us by Genentech and by our review of Genentech’s filings with the SEC under the Securities Exchange Act of 1934, as amended.

         The 1999 Preferred Stock was convertible at Genentech’s option. In February 2000, Genentech exercised its option to convert the 1999 Preferred Stock together with accrued and unpaid dividends into 322,376 shares of common stock and 382,632 shares of non-voting common stock.

         On April 13, 2000, we filed a registration statement on Form S-3 to register for resale the 705,008 shares of common stock issued upon conversion of the 1999 Preferred Stock or issuable upon conversion of the non-voting common stock, which was declared effective on April 25, 2000.

Item 6. Selected Financial Data

Alkermes, Inc. and Subsidiaries
(In thousands, except per share data)

	Year Ended
	March 31,

	2002	2001	2000	1999	1998

Consolidated Statement of Operations Data:

Revenues:

Revenue under collaborative arrangements	$54,102	$56,030	$22,920	$33,892	$25,585

Expenses:

Research and development	92,092	68,774	54,483	48,457	31,762
General and administrative	24,387	19,611	14,878	14,556	8,375
Noncash compensation (income) expense - attributed to research and development	—	(2,448)	29,493	16,239	2,183
Purchase of in-process research and development (1)	—	—	—	3,221	—

Total expenses	116,479	85,937	98,854	82,473	42,320

Net operating loss	(62,377)	(29,907)	(75,934)	(48,581)	(16,735)

Other income (expense):

Interest and other income	15,302	22,437	11,539	9,823	5,782
Interest expense	(8,876)	(9,399)	(3,652)	(2,298)	(1,629)

Total other income	6,426	13,038	7,887	7,525	4,153

Equity in losses of Reliant	(5,404)	—	—	—	—

Net loss	(61,355)	(16,869)	(68,047)	(41,056)	(12,582)
Preferred stock dividends	—	7,268	9,389	7,455	—

Net loss attributable to common shareholders	$(61,355)	$(24,137)	$(77,436)	$(48,511)	$(12,582)

Basic and diluted loss per common share	$(0.96)	$(0.43)	$(1.52)	$(0.99)	$(0.27)

Weighted average number of common shares outstanding	63,669	55,746	51,015	49,115	46,038

Consolidated Balance Sheet:	March 31,

	2002	2001	2000	1999	1998

Cash and cash equivalents and short-term investments	$152,347	$254,928	$337,367	$163,419	$194,258

Total assets	350,350	391,297	413,961	213,452	220,977

Long-term obligations	207,800	211,825	222,792	28,417	12,933

Shareholders’ equity	99,664	148,410	167,967	156,206	181,455

(1)	Includes a $3,221 nonrecurring charge in fiscal 1999 for RingCap® and DST technologies licensed from ALZA Corporation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations of Alkermes, Inc. and Subsidiaries

Introduction

         Alkermes, Inc. (together with its subsidiaries, referred to as “we”, “us”, “our” or the “Registrant”), a Pennsylvania corporation organized in 1987, is an emerging pharmaceutical company developing products based on applying its sophisticated drug delivery technologies to enhance therapeutic outcomes. Our areas of focus include: controlled, extended-release of injectable drugs using our ProLease® and Medisorb® delivery systems, and the development of inhaled pharmaceuticals based on our proprietary Advanced Inhalation Research, Inc. (“AIR™”) pulmonary delivery system. Our business strategy is twofold. We partner our proprietary technology systems and drug delivery expertise with many of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. We have a pipeline of products in various stages of development. In addition to our Cambridge, Massachusetts headquarters, research and manufacturing facilities, we operate research and manufacturing facilities in Ohio and a medical affairs office in Cambridge, England.

         In August 2001, Janssen Pharmaceutica, L.P. filed a new drug application (“NDA”) for Risperdal Consta™ with the U.S. Food and Drug Administration (“FDA”) and similar regulatory filings have been submitted to other drug regulatory agencies worldwide. On June 28, 2002, Johnson&Johnson Pharmaceutical Research and Development, LLC (J&J PRD), an affiliate of our collaborative partner Janssen Pharmaceutica, Inc. (“Janssen”) received a non-approvable letter for Risperdal Consta™ from the FDA. Risperdal Consta is a Medisorb long-acting formulation of Janssen’s anti-psychotic drug Risperdal®. There can be no assurance that the issues raised in the letter will be resolved on a timely basis, if at all. The impact of the FDA’s non-approvable letter on the other regulatory filings made worldwide is not known at this time. There can be no assurance that Risperdal Consta will be approved by the FDA or other regulatory agencies, on a timely basis, if at all. See “Risk Factors—J&J PRD received a non-approvable letter for Risperdal Consta from the FDA and the future of Risperdal Consta is uncertain.”

         We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans and payments under research and development agreements with collaborators. We historically have developed our product candidates in collaboration with others on whom we rely for funding, development, manufacturing and/or marketing. While we continue to develop product candidates in collaboration with others, we also develop proprietary product candidates for our own account that we fund on our own.

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

         Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our development and manufacturing activities and our results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others: (i) Johnson & Johnson Pharmaceutical Research and Development, LLC received a non-approvable letter for Risperdal Consta from the FDA and the future of Risperdal Consta is uncertain; (ii) Nutropin Depot™ and our product candidates (including Risperdal Consta and Vivitrex™), if approved for marketing, may not produce significant revenues and, in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (iii) our delivery technologies or product development efforts may not produce safe, efficacious or commercially viable products; (iv) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (v) we may be unable to continue to manufacture our first product, Nutropin Depot, or to manufacture future products, including Risperdal Consta, on a commercial scale or economically; (vi) even if clinical trials are completed and the data is submitted to the FDA as an NDA for marketing approval and to other health authorities as a marketing authorization application, the NDA or marketing authorization application (including the NDA and marketing authorization applications for Risperdal Consta) could fail to be accepted, or could fail to receive approval on a timely basis, if at all; (vii) clinical trials are a time-consuming and expensive process; (viii) our product candidates could be ineffective or unsafe during clinical trials and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (ix) we could lose our entire investment in Reliant Pharmaceuticals, LLC (“Reliant”); (x) our proposed merger transaction with Reliant may not be consummated and if consummated, our acquisition of Reliant may require us to raise additional money to fund the operations of the combined businesses; (xi) we depend on others to market and sell our products and product candidates; (xii) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xiii) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xiv) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xv) we will need to spend substantial funds to become profitable and will, therefore, continue to incur losses for the foreseeable future and (xvi) we could incur difficulties or set-backs in obtaining the substantial additional funding required to continue research and development programs and clinical trials.

Results of Operations

         Our research and development revenue under collaborative arrangements was $54.1 million, $56.0 million and $22.9 million for the fiscal years ended in 2002, 2001 and 2000, respectively. The decrease in such revenue for fiscal 2002 as compared to fiscal 2001 was mainly the result of a significant non-recurring milestone earned in fiscal 2001 which was largely offset by a significant increase in funding earned under other collaborative agreements during fiscal 2002. The increase in such revenue for fiscal 2001 as compared to fiscal 2000 was mainly a result of the significant non-recurring milestone earned in fiscal 2001, referred to above. In addition, there was an increase in funding earned under other collaborative agreements.

         Total operating expenses were $116.5 million for the fiscal year ended in 2002 compared to $85.9 million and $98.9 million for the fiscal years ended in 2001 and 2000, respectively. The increase for fiscal 2002 as compared to fiscal 2001 was due to an increase in research and development expenses and general and administrative expenses. The decrease for fiscal 2001 as compared to fiscal 2000 was primarily related to a decrease in noncash compensation charges partially offset by an increase in research and development expenses and general and administrative expenses.

         Research and development expenses were $92.1 million for the fiscal year ended in 2002 compared to $68.8 million and $54.5 million for the fiscal years ended in 2001 and 2000, respectively. The increases in research and development expenses for fiscal 2002 as compared to fiscal 2001 and for fiscal 2001 as compared to fiscal 2000 were mainly the result of increases in personnel, external research expenses and lab supplies as we advance our proprietary product candidates and our collaborators’ product candidates through development and clinical trials and prepare for commercialization. There was also an increase in occupancy costs and depreciation expense as we continue to expand our facilities in both Massachusetts and Ohio. We expect an increase in research and development costs in fiscal 2003 resulting from the continuing development of our proprietary product candidates and collaborators’ product candidates.

         A significant portion of our research and development expenses (including laboratory supplies, travel, dues and subscriptions, recruiting costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or our drug delivery technologies in general. Expenses incurred to purchase specific services from third parties to support our collaborative research and development activities are tracked by project and are reimbursed to us by our partners. We generally bill our partners under collaborative arrangements using a single full-time equivalent or hourly rate. This rate is established by us annually based on our annual budget of salaries, employee benefits and the billable non-project-specific costs mentioned above. Each collaborative partner is billed using a full-time equivalent or hourly rate for the hours worked by our employees on a particular project, plus any direct external research costs. We account for our research and development expenses on a departmental and functional basis in accordance with our budget and management practices.

         Below is a summary of our proprietary and collaborators’ product candidates and their respective stages of clinical development.

Product		Phase of Clinical
Candidate	Indication	Development

Nutropin Depot	Pediatric growth hormone deficiency	Marketed

Risperdal Consta	Schizophrenia	Filed for regulatory approvals*

Vivitrex	Alcohol dependence	Phase III

Vivitrex	Opioid dependence	Phase II

Nutropin Depot	Adult growth hormone deficiency	Phase III

AIR Albuterol	Asthma	Phase II completed

Cereport and Carboplatin	Pediatric brain tumor	Phase I/II

ProLease r-hFSH	Infertility	Phase I completed

Medisorb AC2993 (Exendin-4)	Diabetes	Phase II

AIR Insulin	Diabetes	Undisclosed

AIR hGH	Growth hormone deficiency	Phase I completed

AIR small molecule products	Respiratory disease	Phase I completed/Preclincal

*   On June 28, 2002, J&J PRD received a non-approvable letter from the FDA for Risperdal Consta. See “Recent Developments” and “Risk Factors — J&J PRD received a non-approvable letter for Risperdal Consta from the FDA and the future of Risperdal Consta is uncertain.”

         General and administrative expenses were $24.4 million, $19.6 million and $14.9 million for the fiscal years ended in 2002, 2001 and 2000, respectively. The increase for fiscal 2002 as compared to fiscal 2001 was primarily a result of an increase in personnel, as well as increased professional fees, consulting costs and noncash compensation expense. The increase for fiscal 2001 as compared to fiscal 2000 was a result of increased professional fees, consulting costs and an increase in amortization of expenses associated with the sale of $200 million principal amount of our 3 3/4% Subordinated Convertible Notes due 2007 (the “3 3/4% Notes”). There was also an increase in occupancy costs as we expand our facilities in both Massachusetts and Ohio.

         Noncash compensation expense (income) was $1.9 million, ($2.4 million) and $29.5 million for fiscal years ended 2002, 2001 and 2000, respectively. In fiscal 2002, noncash compensation expense was primarily related to restricted stock awards granted during fiscal 2002 and is included in research and development expenses and general and administrative expenses, as appropriate. In fiscal 2001 and fiscal 2000, noncash compensation (income) expense related primarily to restricted common stock and stock options granted to certain employees and consultants associated with our wholly owned subsidiary, AIR, prior to its acquisition in fiscal 1999. The majority of such restricted common stock and stock options completed vesting during fiscal 2001 and, therefore, noncash compensation expense is no longer being separately disclosed in the Statements of Operations in fiscal 2002. Fluctuations in noncash compensation charges during fiscal 2001 and 2000 were primarily a result of changes in the market value of our common stock, partially offset by a reduction in the number of shares of common stock subject to future vesting. As a result of fluctuations in our common stock price during fiscal 2001, we recognized noncash compensation income for the year based on the calculation of noncash compensation for consultants, as prescribed under the fair-value method of accounting in Statement of Financial Accounting Standards (“SFAS”) No. 123.

         Interest income was $15.3 million, $22.4 million and $11.5 million for the fiscal years ended in 2002, 2001 and 2000, respectively. The decrease for fiscal 2002 as compared to fiscal 2001 was primarily the result of lower average cash and investment balances as compared to the prior year. Interest income also decreased as a result of a decline in interest rates as compared to the prior year. The increase for fiscal 2001 as compared to fiscal 2000 was primarily the result of the interest income earned on the increase in average cash and investment balances mainly resulting from the investment of the net proceeds from the sale of the 3 3/4% Notes in February 2000. Interest income in fiscal 2001 also increased as a result of an increase in interest rates as compared to the prior year.

         Interest expense was $8.9 million for the fiscal year ended in 2002 compared to $9.4 million and $3.7 million for the fiscal years ended in 2001 and 2000, respectively. The decrease for fiscal 2002 as compared to fiscal 2001 was primarily the result of a decrease in the average outstanding debt balance as compared to the prior year. The increase for fiscal 2001 as compared to fiscal 2000 was primarily the result of interest costs related to the 3 3/4% Notes.

         In December 2001, we announced a strategic alliance with Reliant Pharmaceuticals, LLC (“Reliant”). Reliant is a privately held pharmaceutical company marketing branded, prescription pharmaceutical products to primary care physicians in the U.S. As part of the alliance, in December 2001, we purchased approximately 63% of an offering by Reliant of its Series C Convertible Preferred Units (the “Series C Units”), representing approximately 19% of the equity interest in Reliant, for a purchase price of $100 million. The investment is being accounted for under the equity method of accounting because Reliant is organized as a limited liability company, which is treated in a manner similar to a partnership. As a result of Reliant’s accumulated deficit from operations and a deficit in members’ capital, our share of Reliant’s losses from the date of our investment is being recognized in proportion to our 63% participation in the Series C financing, and not in proportion to our percentage ownership interest in Reliant. We are recording our equity in the income or losses of Reliant three months in arrears. We recorded our 63% share ($2.7 million) of Reliant’s losses for the period from December 18, 2001, the date of our purchase of the Series C Units, through December 31, 2001, in our income statement under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.” in the quarter ended March 31, 2002. We anticipate that Reliant will have substantial net losses at least through 2003.

         In connection with our $100 million equity investment in Reliant, we are in the process of allocating our proportionate share of the assets acquired and liabilities assumed in accordance with the guidance set forth in SFAS No. 141. In the quarter ended December 31, 2001, we recorded a separate $2.7 million noncash charge for in-process research and development through the income statement under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.” The $2.7 million noncash charge is based on management’s estimate at the time of the investment and is related to the amount of the purchase price to be allocated to in-process research and development. This analysis of the purchase price allocation is preliminary and the amount allocated to in-process research and development is subject to future adjustment.

Proposed Merger Transaction with Reliant

         On March 20, 2002, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliant pursuant to which, if consummated, each Reliant unit would be converted into the right to receive 1.3297 shares of our common stock (the “Exchange Ratio”).

The transactions contemplated by the Merger Agreement are structured as a tax-free exchange. There can be no assurance that the merger transaction with Reliant will be consummated. In addition, we would assume the equity incentive plans of Reliant. At the time of the announcement of the merger, the estimated purchase price was approximately $885 million, which included the estimated fair value of our common stock to be issued, the value of the Reliant options and restricted common units to be assumed and our direct transaction costs. If the merger transaction is approved and consummated, we would issue a maximum of 31.25 million shares of common stock. The final purchase price would be determined based upon the number of Reliant units, restricted units and options outstanding at the effective time. The closing is subject to various conditions, including the approval by our shareholders and members of Reliant and the receipt of customary regulatory approvals. In addition, both we and Reliant have rights to terminate the merger agreement before closing in certain circumstances, including if the closing has not occurred prior to August 31, 2002, if certain representations, warranties and covenants have been breached or if the average closing price of Alkermes common stock is below $17.70 per share for the ten trading days before the closing of the transaction.

         In August 2001, Janssen Pharmaceutica, L.P. filed an NDA for Risperdal Consta with the FDA and similar regulatory filings have been submitted to other drug regulatory agencies worldwide. On June 28, 2002, J&J PRD an affiliate of our collaborative partner Janssen received a non-approvable letter for Risperdal Consta from the FDA. Risperdal Consta is a Medisorb long-acting formulation of Janssen’s anti-psychotic drug Risperdal. There can be no assurance that the issues raised in the letter will be resolved on a timely basis, if at all. The impact of the FDA’s non-approvable letter on the other regulatory filings made worldwide is not known at this time. There can be no assurance that Risperdal Consta will be approved by the FDA or other regulatory agencies, on a timely basis, if at all. See “Risk Factors—J&J PRD received a non-approvable letter for Risperdal Consta from the FDA and the future of Risperdal Consta is uncertain.”

         We do not believe that inflation and changing prices have had a material impact on our results of operations.

Quarterly Financial Data
(In thousands, except per share data)

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,
	2001	2001	2001	2002

Revenues:

Research and development revenue under collaborative arrangements	$15,527	$14,505	$11,451	$12,619

Expenses:

Research and development	20,710	22,593	23,040	25,749

General and administrative	5,374	6,411	5,903	6,699

Total expenses	26,084	29,004	28,943	32,448

Net Operating Loss	(10,557)	(14,499)	(17,492)	(19,829)

Other Income (Expense):

Interest income	4,525	4,217	4,428	2,132

Interest expense	(2,310)	(2,331)	(2,136)	(2,099)

Total other income	2,215	1,886	2,292	33

Equity in losses of Reliant Pharmaceuticals, LLC	—	—	2,700	2,704

Net Loss Attributable to Common Shareholders	$(8,342)	$(12,613)	$(17,900)	$(22,500)

Basic and Diluted Loss per Common Share	$(0.13)	$(0.20)	$(0.28	$(0.35)

Weighted Average Number of Common Shares Outstanding	63,237	63,399	63,896	64,148

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,
	2000	2000	2000	2001

Revenues:

Research and development revenue under collaborative arrangements	$28,967	$7,514	$9,689	$9,860

Expenses:

Research and development	14,440	16,498	16,863	20,973

General and administrative	4,817	4,944	4,969	4,881

Noncash compensation expense (income)	3,149	(2,290)	(1,644)	(1,663)

Total expenses	22,406	19,152	20,188	24,191

Net Operating Income (Loss)	6,561	(11,638)	(10,499)	(14,331)

Other Income (Expense):

Interest income	5,599	5,660	5,506	5,671

Interest expense	(2,395)	(2,308)	(2,365)	(2,331)

Total other income	3,204	3,352	3,141	3,340

Net Income (Loss)	9,765	(8,286)	(7,358)	(10,991)

Preferred Stock Dividends	1,868	1,867	2,095	1,437

Net Income (Loss) Attributable to Common Shareholders	$7,897	$(10,153)	$(9,453)	$(12,428)

Earnings (Loss) Per Common Share:

Basic	$0.15	$(0.19)	$(0.17)	$(0.21)

Diluted	$0.13	$(0.19)	$(0.17)	$(0.21)

Weighted Average Common Shares Used to Compute Earnings (Loss) Per
Common Share

Basic	53,957	54,651	55,670	58,753

Diluted	59,856	54,651	55,670	58,753

Liquidity and Capital Resources

         Cash and cash equivalents and short-term investments were approximately $152.3 million at March 31, 2002 as compared to $254.9 million at March 31, 2001. The decrease in cash and cash equivalents and short-term investments was primarily the result of the $100 million equity investment in Reliant in December 2001, as discussed above. The decrease in cash and short-term investments was also a result of cash used to fund our operations, to acquire fixed assets and to make interest and principal payments on our indebtedness. The decrease in cash and short-term investments was partially offset by investments classified as long-term at March 31, 2001 now having a maturity period of less than 12 months which, as a result, are classified as short-term investments at March 31, 2002.

         In March 2002 we received $10 million in proceeds under a loan agreement with one of our investment managers. The balance of the loan was $10 million at March 31, 2002 and was repaid in April 2002.

         We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper, with the exception of our recent $100 million investment in Reliant. Our investment objectives for such investments taken as a whole are, first, to assure liquidity and conservation of capital, and, second, to obtain investment income. Investments classified as long-term at March 31, 2002 consist of U.S. obligations held as collateral under certain letters of credit, lease and loan agreements.

         During the quarter ended December 31, 2001, the portion of the investment portfolio that was classified as “held-to-maturity” was changed to “available-for-sale” to provide more flexibility with our investment portfolio. All of our investments in debt securities are now classified as “available-for-sale” and are recorded at fair value. Fair value was determined based on quoted market prices.

Corporate and Collaborative Developments

•	We announced the initiation of the Phase III clinical trial of Vivitrex™, our proprietary injectable extended-release formulation of naltrexone. The multi-center trial will test the efficacy and safety of repeated doses of Vivitrex administered monthly to alcohol-dependent patients. The clinical trial follows the successful completion of a multi-dose, multi-center safety and pharmacokinetic clinical assessment of Vivitrex in alcohol-dependent volunteers conducted in the second half of 2001.

•	We are currently expanding our Medisorb manufacturing facility in Wilmington, Ohio in anticipation of the commercial manufacture of Risperdal Consta, if and when it is approved. Pursuant to the terms of an agreement with Janssen Pharmaceutica Inc. (“Janssen”), Janssen has committed to make certain payments to us. In addition, Janssen has agreed to reimburse us for certain cumulative payments made by us for the expansion of our Medisorb manufacturing facility in Wilmington, Ohio, in the event Janssen terminates the collaborative arrangement with us prior to the commercial launch of Risperdal Consta.

•	Pursuant to the terms of an agreement with Eli Lilly & Company (“Lilly”), Lilly has agreed to provide funding of certain amounts for the design and construction of a portion of AIR’s manufacturing facility in Chelsea, Massachusetts. Lilly’s investment will be used to fund pulmonary insulin production and packaging capabilities. This funding will be secured by Lilly’s ownership of specific equipment to be located and used in the facility. We have the right to purchase the equipment from Lilly, at any time, at the then-current net book value.

•	In August 2001, Janssen Pharmaceutica Products, LP submitted an NDA with the FDA for Risperdal Consta based on our proprietary Medisorb technology. Similar filings have been submitted with health authorities worldwide. On June 28, 2002, J&J PRD received a non-approvable letter from the FDA for Risperdal Consta. See “Recent Developments” and “Risk Factors — J&J PRD received a non-approvable letter for Risperdal Consta from the FDA and the future of Risperdal Consta is uncertain.”

         At March 31, 2002, we have approximately $260.8 million of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes and approximately $18.8 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from 2002 through 2023. Due to the uncertainty of realizing the future benefits of the net deferred income tax assets, a full valuation allowance has been established at March 31, 2002 and, therefore, no benefit has been recognized in the financial statements.

         We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans and payments under research and development agreements with collaborators. We expect to incur significant additional research and development and other costs in connection with collaborative arrangements and as we expand the development of our proprietary product candidates, including costs related to preclinical studies, clinical trials and facilities expansion. We expect that our costs, including research and development costs for our product candidates, will exceed Alkermes revenues significantly for the next few years, which will result in continuing losses from operations.

         Capital expenditures were approximately $33.4 million for the year ended March 31, 2002, principally reflecting equipment purchases and building expansion and improvements. We expect our capital expenditures to continue to be significant during fiscal year 2003, primarily as a result of the expansions of our facilities in both Massachusetts and Ohio. The estimated total cost of these projects is expected to be approximately $42 million in fiscal 2003. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing loans, Fleet National Bank has a security interest in certain of our assets.

         We have summarized below our material contractual cash obligations as of March 31, 2002:

(in thousands)

		Less Than One	One to Three	Four to Five	After Five
		Year (Fiscal	Years (Fiscal	Years (Fiscal	Years (After
Contractual Cash Obligations	Total	2003)	2004-2006)	2007-2008)	Fiscal 2008)

Convertible Subordinated Notes- principal	$200,000	$—	$—	$200,000	$—

Convertible Subordinated Notes- interest	37,500	7,500	22,500	7,500	—

Long-term Debt	21,825	14,025	7,800	—	—

Operating Leases	217,693	12,051	34,640	20,663	150,339

Capital Expansion Programs	42,000	42,000	—	—	—

Total Contractual Cash Obligations	$519,018	$75,576	$64,940	$228,163	$150,339

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

         We believe that Alkermes’ current cash and cash equivalents and short-term investments, combined with anticipated interest income and research and development revenues under collaborative arrangements, will be sufficient to meet Alkermes’ anticipated capital requirements through at least March 31, 2004.

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

Critical Accounting Policies

         In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies to be important to the portrayal of our financial condition and can require estimates from time to time. For the fiscal year ended March 31, 2002, there were estimates made in connection with upfront fees paid under license agreements that were immaterial to the overall revenues earned and there were immaterial estimates made for research and development expenses. In connection with the $100 million equity investment in Reliant in December 2001, we recorded a $2.7 million noncash charge for in-process research and development based on management’s estimate at the time of the investment, which is subject to adjustment (see the discussion on page 39 under the heading “Results of Operations”).

         Revenue Recognition – Research and development revenue consists of non-refundable research and development funding under collaborative arrangements with various corporate partners. Research and development funding generally compensates us for formulation, preclinical and clinical testing related to the collaborative research programs, and is recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the corporate partner is obligated to pay and when no future performance obligations exist.

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

         Research and Development Expenses – Our research and development expenses include salaries and related benefits, laboratory supplies, temporary help costs, external research costs, consulting costs, occupancy costs, depreciation expense and other allocable costs directly related to its research and development activities. Research and development expenses are incurred in conjunction with the development of our technologies, proprietary product candidates, collaborators’ product candidates and in-licensing arrangements. External research costs relate to toxicology studies, pharmacokinetic studies and clinical trials that are performed under contract by external companies, hospitals or medical centers for us. All such costs are charged to research and development expenses as incurred.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On April 1, 2002, we adopted this statement and we are in the process of evaluating the impact that such adoption will have on our financial statements. Under the new rules, goodwill is no longer being amortized but will be subject to annual impairment tests in accordance with the statements. Other identifiable intangible assets continue to be amortized over their useful lives should they be determinable; otherwise they will be subject to the same annual impairment test. As described in Note 8 to the consolidated financial statements, we did apply SFAS No. 141 to our equity method investment since such investment occurred subsequent to June 30, 2001. Its impact is discussed in Note 8 to the consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement will supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets or for Long-Lived Assets to Be Disposed Of,” in its entirety, and Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects

of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” only for segments to be disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. On April 1, 2002, we adopted this statement, which will have no significant impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         As part of our investment portfolio we own financial instruments that are sensitive to market risks. The investment portfolio, excluding our December 2001 $100 million investment in Reliant, is used to preserve our capital until it is required to fund operations, including our research and development activities. Our short-term investments and investments consist of U.S. Government obligations, high-grade corporate notes and commercial paper. During the quarter ended December 31, 2001, the portion of the investment portfolio that was classified as “held-to-maturity” was changed to “available-for-sale” to provide more flexibility with our investment portfolio. All of our investments in debt securities are now classified as “available-for-sale” and are recorded at fair value. Our investments, excluding our investment in Reliant, are subject to interest rate risk, and could decline in value if interest rates increase. Due to the conservative nature of our short-term investments and investments we do not believe that we have a material exposure to interest rate risk. Although our investments (excluding our investment in Reliant) are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

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

         The interest rate on our 3 3/4% Notes is fixed and, therefore, is not subject to interest rate risk.

Item 8. Financial Statements and Supplementary Data

ALKERMES, INC. AND SUBSIDIARIES

Consolidated Financial Statements as of March 31, 2002 and 2001
and for each of the Three Years in the Period
Ended March 31, 2002 and Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Alkermes, Inc.
Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Alkermes, Inc. and subsidiaries (the “Company”) as of March 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alkermes, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

May 15, 2002

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2001

ASSETS

	2002	2001
CURRENT ASSETS:

Cash and cash equivalents	$16,023,074	$5,923,282

Short-term investments	136,323,768	249,004,850

Receivables from collaborative arrangements	19,039,706	10,951,763

Prepaid expenses and other current assets	5,249,797	5,726,610

Total current assets	176,636,345	271,606,505

PROPERTY, PLANT AND EQUIPMENT:

Land	235,000	235,000

Building	5,058,936	4,888,469

Furniture, fixtures and equipment	49,558,745	43,432,360

Leasehold improvements	15,016,553	14,401,828

Construction in progress	26,497,064	562,331

	96,366,298	63,519,988

Less accumulated depreciation and amortization	(34,530,467)	(27,200,590)

	61,835,831	36,319,398

INVESTMENTS	9,126,093	73,416,252

INVESTMENT IN RELIANT PHARMACEUTICALS, LLC	94,596,536	—

OTHER ASSETS	8,155,472	9,955,060

TOTAL ASSETS	$350,350,277	$391,297,215

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2002	2001
CURRENT LIABILITIES:

Accounts payable and accrued expenses	$20,764,375	$9,414,327

Accrued interest	1,013,521	2,158,087

Deferred revenue	7,083,516	8,523,326

Long-term obligations – current portion	14,025,000	10,966,626

Total current liabilities	42,886,412	31,062,366

LONG-TERM OBLIGATIONS	7,800,000	11,825,000

CONVERTIBLE SUBORDINATED NOTES	200,000,000	200,000,000

COMMITMENTS (Note 11)

SHAREHOLDERS’ EQUITY:

Capital stock, par value $.01 per share:

authorized, 4,550,000 shares; none issued

Common stock, par value $.01 per share:

authorized, 160,000,000 shares; issued, 64,225,395 and 63,124,248 shares at March 31, 2002 and 2001, respectively	642,254	631,243
Non-voting common stock, par value $.01 per share:

authorized, 450,000 shares; issued, 382,632

shares at March 31, 2002 and 2001	3,826	3,826

Additional paid-in capital	444,425,742	427,129,226

Deferred compensation	(3,162,448)	(1,024,303)

Accumulated other comprehensive income	1,619,541	4,179,938

Accumulated deficit	(343,865,050)	(282,510,081)

Total shareholders’ equity	99,663,865	148,409,849

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$350,350,277	$391,297,215

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED MARCH 31, 2002, 2001 AND 2000

	2002	2001	2000
REVENUES:

Research and development revenue under collaborative arrangements	$54,101,513	$56,029,865	$22,920,357

EXPENSES:

Research and development	92,092,381	68,773,691	54,482,672

General and administrative	24,386,425	19,611,284	14,878,753

Noncash compensation (income) expense – attributed to research and development	—	(2,447,663)	29,492,656

Total expenses	116,478,806	85,937,312	98,854,081

NET OPERATING LOSS	(62,377,293)	(29,907,447)	(75,933,724)

OTHER INCOME (EXPENSE):

Interest and other income	15,301,885	22,436,856	11,538,884

Interest expense	(8,876,097)	(9,398,724)	(3,652,498)

Total other income	6,425,788	13,038,132	7,886,386

EQUITY IN LOSSES OF RELIANT PHARMACEUTICALS, LLC	(5,403,464)	—	—

NET LOSS	(61,354,969)	(16,869,315)	(68,047,338)

PREFERRED STOCK DIVIDENDS	—	7,267,331	9,388,803

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(61,354,969)	$(24,136,646)	$(77,436,141)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.96)	$(0.43)	$(1.52)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	63,668,596	55,746,462	51,014,956

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(61,354,969)	$(16,869,315)	$(68,047,338)

Foreign currency translation adjustments	(27,952)	(72,876)	(17,813)

Unrealized (loss) gain on marketable securities	(2,532,445)	(2,489,250)	6,806,750

COMPREHENSIVE LOSS	$(63,915,366)	$(19,431,441)	$(61,258,401)

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2002, 2001 AND 2000

	$3.25 Convertible		1999 Convertible
	Exchangeable		Exchangeable
	Preferred Stock		Preferred Stock
					Common Stock
	Shares	Amount	Shares	Amount	Shares

BALANCE, MARCH 31, 1999	2,300,000	$23,000	—	$—	49,964,918

Issuance of common stock upon exercise of options or vesting of restricted stock awards	—	—	—	—	1,692,850

Issuance of common stock with warrants exercised	—	—	—	—	1,755,002

Issuance of 1999 convertible exchangeable preferred stock	—	—	3,500	35	—

Conversion and redemption of $3.25 convertible exchangeable preferred stock	(1,000)	(10)	—	—	3,374

Conversion of 1999 convertible exchangeable preferred stock	—	—	(3,500)	(35)	322,376

Conversion of note payable to corporate partner	—	—	—	—	215,476

Options and restricted awards canceled	—	—	—	—	—

Noncash compensation	—	—	—	—	—

Amortization of noncash compensation	—	—	—	—	—

Cumulative foreign currency translation adjustments	—	—	—	—	—

Unrealized gain on marketable securities	—	—	—	—	—

Net loss for year	—	—	—	—	—

Preferred stock dividends	—	—	—	—	—

BALANCE, MARCH 31, 2000	2,299,000	22,990	—	—	53,953,996

[Additional columns below]
[Continued from above table, first column(s) repeated]

		Non-Voting
		Common Stock		Additional
	Common Stock			Paid-in
	Amount	Shares	Amount	Capital

BALANCE, MARCH 31, 1999	$499,649	—	$—	$346,599,608

Issuance of common stock upon exercise of options or vesting of restricted stock awards	16,928	—	—	6,249,901

Issuance of common stock with warrants exercised	17,550	—	—	6,217,628

Issuance of 1999 convertible exchangeable preferred stock	—	—	—	34,999,965

Conversion and redemption of $3.25 convertible exchangeable preferred stock	34	—	—	(24)

Conversion of 1999 convertible exchangeable preferred stock	3,224	382,632	3,826	157,445

Conversion of note payable to corporate partner	2,155	—	—	5,247,030

Options and restricted awards canceled	—	—	—	(754,849)

Noncash compensation	—	—	—	28,861,232

Amortization of noncash compensation	—	—	—	—

Cumulative foreign currency translation adjustments	—	—	—	—

Unrealized gain on marketable securities	—	—	—	—

Net loss for year	—	—	—	—

Preferred stock dividends	—	—	—	—

BALANCE, MARCH 31, 2000	539,540	382,632	3,826	427,577,936

[Additional columns below]
[Continued from above table, first column(s) repeated]

		Other Comprehensive
		Income (Loss)

		Foreign	Unrealized
		Currency	Gain (Loss) on
	Deferred	Translation	Marketable	Accumulated
	Compensation	Adjustments	Securities	Deficit	Total

BALANCE, MARCH 31, 1999	$(9,932,199)	$(46,873)	$—	$(180,937,294)	$156,205,891

Issuance of common stock upon exercise of options or vesting of restricted stock awards	—	—	—	—	6,266,829

Issuance of common stock with warrants exercised	—	—	—	—	6,235,178

Issuance of 1999 convertible exchangeable preferred stock	—	—	—	—	35,000,000

Conversion and redemption of $3.25 convertible exchangeable preferred stock	—	—	—	—	—

Conversion of 1999 convertible exchangeable preferred stock	—	—	—	—	164,460

Conversion of note payable to corporate partner	—	—	—	—	5,249,185

Options and restricted awards canceled	754,849	—	—	—	—

Noncash compensation	(28,861,232)	—	—	—	—

Amortization of noncash compensation	29,492,656	—	—	—	29,492,656

Cumulative foreign currency translation adjustments	—	(17,813)	—	—	(17,813)

Unrealized gain on marketable securities	—	—	6,806,750	—	6,806,750

Net loss for year	—	—	—	(68,047,338)	(68,047,338)

Preferred stock dividends	—	—	—	(9,388,803)	(9,388,803)

BALANCE, MARCH 31, 2000	(8,545,926)	(64,686)	6,806,750	(258,373,435)	167,966,995

[Continued]

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2002, 2001 AND 2000

	$3.25 Convertible		1999 Convertible
	Exchangeable		Exchangeable				Non-Voting
	Preferred Stock		Preferred Stock		Common Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

BALANCE, MARCH 31, 2000	2,299,000	22,990	—	—	53,953,996	539,540	382,632	3,826

Issuance of common stock upon exercise of options or vesting of restricted stock awards	—	—	—	—	1,251,334	12,513	—	—

Issuance of common stock to collaborative partner	—	—	—	—	160,030	1,600	—	—

Conversion and redemption of $3.25 convertible exchangeable preferred stock	(2,299,000)	(22,990)	—	—	7,758,888	77,590	—	—

Noncash compensation	—	—	—	—	—	—	—	—

Amortization of noncash compensation	—	—	—	—	—	—	—	—

Cumulative foreign currency translation adjustments	—	—	—	—	—	—	—	—

Unrealized gain on marketable securities	—	—	—	—	—	—	—	—

Net loss for year	—	—	—	—	—	—	—	—

Preferred stock dividends	—	—	—	—	—	—	—	—

BALANCE, MARCH 31, 2001	—	—	—	—	63,124,248	631,243	382,632	3,826

Issuance of common stock upon exercise of options or vesting of restricted stock awards	—	—	—	—	772,502	7,725	—	—

Conversion of note payable to corporate partner	—	—	—	—	328,645	3,286	—	—

Options and restricted awards canceled	—	—	—	—	—	—	—	—

Noncash compensation	—	—	—	—	—	—	—	—

Amortization of noncash compensation	—	—	—	—	—	—	—	—

Cumulative foreign currency translation adjustments	—	—	—	—	—	—	—	—

Unrealized gain on marketable securities	—	—	—	—	—	—	—	—

Net loss for year	—	—	—	—	—	—	—	—

BALANCE, MARCH 31, 2002	—	$—	—	$—	64,225,395	$642,254	382,632	$3,826

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Other Comprehensive Income (Loss)

			Foreign	Unrealized
	Additional		Currency	Gain (Loss) on
	Paid-in	Deferred	Translation	Marketable	Accumulated
	Capital	Compensation	Adjustments	Securities	Deficit	Total

BALANCE, MARCH 31, 2000	427,577,936	(8,545,926)	(64,686)	6,806,750	(258,373,435)	167,966,995

Issuance of common stock upon exercise of options or vesting of restricted stock awards	4,601,681	—	—	—	—	4,614,194

Issuance of common stock to collaborative partner	4,998,378	—	—	—	—	4,999,978

Conversion and redemption of $3.25 convertible exchangeable preferred stock	(79,483)	—	—	—	—	(24,883)

Noncash compensation	(9,969,286)	9,969,286	—	—	—	—

Amortization of noncash compensation	—	(2,447,663)	—	—	—	(2,447,663)

Cumulative foreign currency translation adjustments	—	—	(72,876)	—	—	(72,876)

Unrealized gain on marketable securities	—	—	—	(2,489,250)	—	(2,489,250)

Net loss for year	—	—	—	—	(16,869,315)	(16,869,315)

Preferred stock dividends	—	—	—	—	(7,267,331)	(7,267,331)

BALANCE, MARCH 31, 2001	427,129,226	(1,024,303)	(137,562)	4,317,500	(282,510,081)	148,409,849

Issuance of common stock upon exercise of options or vesting of restricted stock awards	5,711,634	—	—	—	—	5,719,359

Conversion of note payable to corporate partner	7,503,044	—	—	—	—	7,506,330

Options and restricted awards canceled	(198,783)	198,783	—	—	—	—

Noncash compensation	3,631,656	(3,631,656)	—	—	—	—

Amortization of noncash compensation	648,965	1,294,728	—	—	—	1,943,693

Cumulative foreign currency translation adjustments	—	—	(27,952)	—	—	(27,952)

Unrealized gain on marketable securities	—	—	—	(2,532,445)	—	(2,532,445)

Net loss for year	—	—	—	—	(61,354,969)	(61,354,969)

BALANCE, MARCH 31, 2002	$444,425,742	$(3,162,448)	$(165,514)	$1,785,055	$(343,865,050)	$99,663,865

(Concluded)

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2002, 2001 AND 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(61,354,969)	$(16,869,315)	$(68,047,338)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation, amortization and other noncash expenses	10,501,303	7,697,662	6,430,934

Equity in losses of Reliant Pharmaceuticals, LLC	5,403,464	—	—

Noncash interest expense	328,626	509,229	776,347

Compensation relating to issuance of common stock and grant of stock options and awards made	—	(2,447,663)	29,492,656

Adjustments to other assets	89,536	270,064	(304,917)

Changes in assets and liabilities:

Receivables from collaborative arrangements	(8,087,943)	(7,804,381)	367,639

Prepaid expenses and other current assets	476,309	(1,331,415)	(2,162,290)

Accounts payable and accrued expenses	11,402,018	3,343,574	1,429,472

Deferred revenue	(1,439,810)	(131,736)	(932,871)

Other long-term liabilities	—	(1,224,258)	(79,591)

Net cash used by operating activities	(42,681,466)	(17,988,239)	(33,029,959)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Reliant Pharmaceuticals, LLC	(100,000,000)	—	—

Additions to property, plant and equipment	(33,384,402)	(10,019,024)	(5,756,987)

Proceeds from the sale of equipment	371,385	—	—

Purchases of available-for-sale short-term investments	(180,541,438)	(158,203,910)	—

Sales of available-for-sale short-term investments	306,549,599	103,348,135	—

(Purchases) maturities of held-to-maturity short-term investments, net	(14,901,024)	139,909,645	(176,963,500)

Maturities (purchases) of held-to-maturity long-term investments, net	64,290,159	(53,321,814)	(11,658,371)

Increase in other assets	(310,000)	(521,456)	(131,823)

Net cash provided by (used in) investing activities	42,074,279	21,191,576	(194,510,681)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock, net	5,719,359	4,614,194	12,502,007

Proceeds from loans	35,000,000	—	—

Repayment of loan	(25,000,000)	—	—

Payment of long-term obligations	(4,983,334)	(5,625,000)	(7,200,000)

Proceeds from issuance of common stock to collaborative partner	—	4,999,978	—

Payment of preferred stock dividends	—	(7,267,331)	(9,224,343)

Payment for redemption of $3.25 convertible exchangeable preferred stock	—	(24,883)	—

Proceeds from issuance of 1999 convertible exchangeable preferred stock	—	—	35,000,000

Proceeds from issuance of convertible subordinated notes	—	—	200,000,000

Payment of financing costs in connection with convertible subordinated notes	—	—	(6,532,740)

Net cash provided by (used in) financing activities	10,736,025	(3,303,042)	224,544,924

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(29,046)	(77,655)	(19,073)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,099,792	(177,360)	(3,014,789)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,923,282	6,100,644	9,115,432

CASH AND CASH EQUIVALENTS, END OF YEAR	$16,023,074	$5,923,284	$6,100,643

SUPPLEMENTARY INFORMATION:

Cash paid for interest	$7,792,031	$8,396,088	$2,029,011

Noncash activities:

Note payable and accrued interest converted to common stock	$7,506,330	$—	$5,249,185

Conversion of $3.25 convertible exchangeable preferred stock to common stock	$—	$110,459,074	$50,000

1999 preferred stock dividends exchanged for common stock	$—	$—	$164,460

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2002, 2001 AND 2000

1.	THE COMPANY

Alkermes, Inc. (the “Company”) is an emerging pharmaceutical company developing products based on its sophisticated drug delivery technologies. The Company has several areas of focus, including controlled, extended-release of injectable drugs utilizing its ProLease® and Medisorb® delivery systems and the development of inhaled pharmaceutical products based on its proprietary Advanced Inhalation Research, Inc. (“AIR™”) pulmonary delivery system. The Company’s business strategy is twofold. The Company partners its technology systems and drug delivery expertise with many of the world’s finest pharmaceutical companies and also develops novel, proprietary drug candidates for its own account.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Alkermes, Inc. and its wholly owned subsidiaries, Alkermes Controlled Therapeutics, Inc. (“ACTI”), Alkermes Controlled Therapeutics Inc. II (“ACT II”), Alkermes Investments, Inc., Alkermes Development Corporation II (“ADC II”), Alkermes Europe, Ltd. and AIR. ADC II serves as the one percent general partner of Alkermes Clinical Partners, L.P. (“Clinical Partners”), a limited partnership engaged in a research and development project with the Company (see Note 9). ADC II’s investment in Clinical Partners is accounted for under the equity method of accounting, for which the carrying value was zero at March 31, 2002 and 2001 (see Note 9). All significant intercompany balances and transactions have been eliminated.

Use of Estimates – The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments – Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash, cash equivalents, accounts payable and accrued expenses approximate fair value because of their short-term nature. Marketable equity securities have been designated as “available-for-sale” and are recorded as other assets in the consolidated financial statements at fair value with any unrealized gains or losses included as a component of accumulated other comprehensive income, included in shareholders’ equity. The carrying amounts of the Company’s debt instruments with its bank and corporate partner approximate fair value. The carrying amount of the Company’s 3 3/4% Convertible Subordinated Notes due 2007 (the “3 3/4% Notes”) was $200,000,000. The fair value of the 3 3/4% Notes was $211,107,000 at March 31, 2002. The fair value of the 3 3/4% Notes was determined from a quoted market source.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share – Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the period. Basic net loss per share excludes any dilutive effect from stock options, warrants, convertible exchangeable preferred stock and convertible subordinated notes. The Company continues to be in a net loss position and, therefore, diluted net loss per share is the same amount as basic net loss per share. Certain securities were not included in the computation of diluted net loss per share for the years ended March 31, 2002, 2001 and 2000 because they would have an antidilutive effect due to net losses for such periods. These securities include (i) options and awards with respect to 11,644,972, 9,674,703 and 7,706,790 shares of common stock in fiscal 2002, 2001 and 2000, respectively; (ii) warrants to purchase 1,800 shares of common stock in fiscal 2000; (iii) 7,760,504 shares of common stock issuable upon conversion of the $3.25 convertible exchangeable preferred stock in fiscal 2000; and (iv) 2,952,030 shares of common stock issuable upon conversion of the 3 3/4% Notes in fiscal 2002, 2001 and 2000.

Revenue Recognition – Research and development revenue consists of non-refundable research and development funding under collaborative arrangements with various corporate partners. Research and development funding generally compensates the Company for formulation, preclinical and clinical testing related to the collaborative research programs, and is recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the corporate partner is obligated to pay and when no future performance obligations exist.

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

Research and Development Expenses – The Company’s research and development expenses include salaries and related benefits, laboratory supplies, temporary help costs, external research costs, consulting costs, occupancy costs, depreciation expense and other allocable costs directly related to its research and development activities. Research and development expenses are incurred in conjunction with the development of the Company’s technologies, proprietary product candidates, collaborators’ product candidates and in-licensing arrangements. External research costs relate to toxicology studies, pharmacokinetic studies and clinical trials that are performed under contract by external companies, hospitals or medical centers for the Company. All such costs are charged to research and development expenses as incurred.

Stock Options and Awards – The Company has elected to continue to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” for accounting for its employee stock options. Under APB No. 25, no compensation expense is recognized with respect to the grant of any stock options to employees if the exercise price of the Company’s employee stock options equals the fair market price of the underlying stock on the date the option is granted.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Noncash Compensation (Income) Expense – In fiscal 2002, noncash compensation expense was primarily related to restricted stock awards granted during fiscal 2002 and is included in research and development expenses and general and administrative expenses, as appropriate. Prior to fiscal 2002, noncash compensation (income) expense primarily related to equity transactions at the Company’s subsidiary, AIR. Noncash compensation expense has been recorded in accordance with the intrinsic-value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” for common stock issued and stock options and awards granted to employees. Stock or other equity-based compensation for non-employees must be accounted for under the fair value-based method as required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under this method, the equity-based instrument is measured at the fair value of the equity instrument on the date of vesting. The measurement date is generally the issuance date for employees and directors and the vesting date for consultants. The resulting noncash (income) expense has been recorded in the statements of operations upon issuance or over the vesting period of the common stock, stock option or award.

Income Taxes – The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized at rates expected to be in effect when temporary differences between the financial reporting and income tax basis of assets and liabilities reverse. Deferred taxes are not provided on the undistributed earnings of subsidiaries operating outside the U.S. that have been, or are intended to be, permanently reinvested (see Note 7).

Cash Equivalents – Cash equivalents, with purchased maturities of three months or less, consist of money market accounts, mutual funds and an overnight repurchase agreement. The repurchase agreement is fully collateralized by U.S. Government securities.

Investments – At March 31, 2002, debt securities classified as “available-for-sale” are recorded at fair value, which was determined based on quoted market prices. In order to provide more flexibility with the Company’s investment portfolio during fiscal 2002, the Company began to treat the remaining portion of its “held-to-maturity” portfolio as “available-for-sale.”

At March 31, 2001, debt securities that the Company had the positive intent and ability to hold to maturity were reported at amortized cost and were classified as “held-to-maturity.” All other debt securities were classified as “available-for-sale” and were recorded at fair value. Fair value was determined based on quoted market prices. In order to provide more flexibility with the Company’s investment portfolio, during fiscal 2001, the Company began to treat a portion of its short-term investments, amounting to approximately $119,400,000 (which approximated fair market value) as “available-for-sale.” Short-term investments classified as “held-to-maturity” had maturity dates within one year from March 31, 2001.

All short-term and long-term investments consist of U.S. Treasury and other government securities, commercial paper and corporate notes. Investments classified as long-term at March 31, 2002 and March 31, 2001 include securities totaling $9,126,093 and $5,861,000, respectively, held as collateral under certain letters of credit, lease and loan agreements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short-term investments and investments consist of the following:

	Amortized Cost

	Due	Due	Amortized	Gross Unrealized		Aggregate
	Under 1 Year	After 1 Year	Cost	Gains	Losses	Fair Value

March 31, 2002

Available-for-sale securities:

Investments — long-term – U.S. Government obligations	$9,126,093	$—	$9,126,093	$—	$—	$9,126,093

Short-term investments:

U.S. Government obligations	25,973,400	10,549,046	36,522,446	735,428	(2,884)	37,254,990

Corporate debt securities	53,408,802	45,174,465	98,583,267	491,579	(6,068)	99,068,778

	79,382,202	55,723,511	135,105,713	1,227,007	(8,952)	136,323,768

Total	$88,508,295	$55,723,511	$144,231,806	$1,227,007	$(8,952)	$145,449,861

March 31, 2001

Held-to-maturity securities:

U.S. Government obligations	$14,866,529	$49,177,530	$64,044,059	$420,188	$—	$64,464,247

Corporate debt securities	114,875,685	18,377,987	133,253,672	2,308,989	(17,552)	135,545,109

	129,742,214	67,555,517	197,297,731	2,729,177	(17,552)	200,009,356

Available-for-sale securities:

U.S. Government obligations	10,708,654	33,554,543	44,263,197	2,354,979	(1,541)	46,616,635

Corporate debt securities	54,709,256	23,359,160	78,068,416	467,207	(28,887)	78,506,736

	65,417,910	56,913,703	122,331,613	2,822,186	(30,428)	125,123,371

Total	$195,160,124	$124,469,220	$319,629,344	$5,551,363	$(47,980)	$325,132,727

The Company also has investments in marketable equity securities (approximately $1,429,000 and $3,574,000 at March 31, 2002 and 2001, respectively) that are currently classified as “available-for-sale” securities under the caption “other assets.” This caption also includes non-marketable warrants to purchase securities. The warrants are recorded at the lower of cost or market. Unrealized gains (losses) are included in accumulated other comprehensive income in shareholders’ equity.

Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives of the assets: building – 25 years; furniture, fixtures and equipment – 3 to 7 years; or, in the case of leasehold improvements, over the lease terms – 1 to 20 years.

Other Assets – Other assets consist primarily of unamortized debt offering costs and purchased patents, which are being amortized over seven and five years, respectively, and certain equity securities (see discussion in “Investments” above). Other assets also include merger costs related to the proposed merger transaction with Reliant Pharmaceuticals, LLC (“Reliant”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Revenue – Short Term – During fiscal 1998, the Company received an upfront payment from ALZA Corporation (“ALZA”) to fund clinical development of Cereport®. This amount has been recorded as deferred revenue and is being amortized based on actual costs incurred for the clinical development of Cereport. In addition, the Company received prepayments for research and development costs under collaborative research projects with other corporate partners that are being amortized over the estimated term of the agreements using the straight-line method. The Company has also received cash milestone payments that are creditable against future royalty payments which are being recognized upon product sales of Nutropin Depot.

Deferred Compensation – Deferred compensation is related to awards under the Company’s 1991 Restricted Common Stock Award Plan and pursuant to compensatory stock options and restricted common stock and is amortized over vesting periods ranging from one to five years.

401(k) Plan – The Company’s 401(k) Retirement Savings Plan (the “401(k) Plan”) covers substantially all of its employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service limitations. The Company matches a portion of employee contributions. The match is equal to 50% of the first 6% of deferrals and is fully vested when made. During fiscal 2002, 2001 and 2000, the Company contributed approximately $863,000, $632,000 and $505,000, respectively, to match employee deferrals under the 401(k) Plan.

Reclassifications – Certain reclassifications have been made in fiscal 2001 and 2000 to conform to the presentation used in fiscal 2002.

Comprehensive Income – Comprehensive income is composed of net income and other comprehensive income. Other comprehensive income includes certain changes in the equity of the Company that are excluded from the net loss. Specifically, other comprehensive income includes unrealized gains and losses on the Company’s “available-for-sale” securities and changes in the cumulative foreign currency translation adjustments.

Segments – The Company’s operations are treated as one operating segment reporting to the chief operating decision-makers of the Company. Accordingly, the segment disclosures contemplated by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” are not applicable.

Recently Adopted Accounting Pronouncements – The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on April 1, 2001. The adoption did not have any impact on the financial position or results of operations of the Company.

New Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On April 1, 2002 the Company adopted this statement and is in the process of evaluating the impact that such adoption will have on its financial statements. Under the new rules, goodwill is no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other identifiable intangible assets continue to be amortized over their useful lives should they be determinable; otherwise, they will be subject to the same annual impairment test. The Company, as described in Note 8, did apply SFAS No. 141 to its equity method investment since such investment occurred subsequent to June 30, 2001. Its impact is discussed in Note 8.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued) – In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets or for Long-Lived Assets to Be Disposed Of,” in its entirety, and APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” only for segments to be disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. On April 1, 2002, the Company adopted this statement, and such adoption had no significant impact on its financial statements.

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31:

	2002	2001

Accounts payable	$14,829,096	$5,831,589

Accrued compensation	2,603,413	1,821,644

Accrued other	3,331,866	1,761,094

	$20,764,375	$9,414,327

4.	SHAREHOLDERS’ EQUITY

Restricted Stock Purchase Agreements/Common Stock – During fiscal 1999, the Company issued 7,361,016 shares of its common stock in conjunction with its acquisition of AIR. Of these shares, 4,802,230 shares of common stock were issued to key employees and consultants of AIR, the unvested shares of which are subject to restricted stock purchase agreements. The Company assumed these restricted stock purchase agreements entered into by AIR. The restricted stock vests quarterly over a four-year period at different amounts for each shareholder. At March 31, 2002 and 2001, approximately 4,802,000 and 4,537,000 shares of restricted stock, respectively, had vested. The agreements state that if the consulting or employment relationship terminates within four years of issuance, the Company shall have the right, but not the obligation, to repurchase the non-vested shares from the shareholder at the share price initially paid by the shareholder. During fiscal 2000, the Company exercised its right to repurchase 83,602 shares of non-vested restricted stock.

4.	SHAREHOLDERS’ EQUITY (CONTINUED)

$3.25 Preferred Stock – In March 1998, the Company completed a private placement of 2,300,000 shares of its convertible exchangeable preferred stock (the “$3.25 Preferred Stock”) at $50.00 per share. Net proceeds to the Company were approximately $110,500,000. The $3.25 Preferred Stock was convertible at the option of the holder at any time, unless previously redeemed or exchanged, into the Company’s common stock at a conversion rate of 3.3756 shares of common stock for each share of $3.25 Preferred Stock.

In February 2001, the Company called, without penalty, for redemption the then-outstanding 1,768,200 shares of the $3.25 Preferred Stock. In March 2001, prior to the redemption date, the holders of 1,767,724 shares of the $3.25 Preferred Stock converted their shares into 5,967,124 shares of the Company’s common stock. The Company redeemed the remaining shares at a redemption price of $52.275 per share plus accrued and unpaid dividends, or approximately $25,000. Prior to February 2001, holders of 530,800 shares of $3.25 Preferred Stock converted their shares into 1,791,764 shares of the Company’s common stock. During fiscal 2000, the holders of 1,000 shares of the $3.25 Preferred Stock converted their shares into 3,374 shares of the Company’s common stock.

Dividends on the $3.25 Preferred Stock were cumulative from the date of original issue and were paid quarterly, commenced on June 1, 1998, and were paid each September 1, December 1, March 1 and June 1 thereafter, at the annual rate of $3.25 per share. The final dividend payment was made on March 1, 2001.

1999 Preferred Stock – In April 1999, the Company amended its license agreement with Genentech, Inc. (“Genentech”) to expand its collaboration for Nutropin Depot, an injectable long-acting formulation of Genentech’s recombinant human growth hormone based on the Company’s ProLease drug delivery system. Under the agreement, the companies have been conducting expanded development activities, including clinical trials in an additional indication, process and formulation development and manufacturing. The agreement included milestone payments to reimburse the Company for its past research expenditures incurred from January 1, 1999 through December 31, 2000 plus an additional $5 million. The milestone payment for past research expenditures was earned in June 2000 when Genentech launched Nutropin Depot for sale in the United States.

The terms of the collaboration included the purchase by Genentech of $35 million (3,500 shares) of newly issued redeemable convertible exchangeable preferred stock of the Company (the “1999 Preferred Stock”). The 1999 Preferred Stock was convertible at Genentech’s option into shares of common stock and non-voting common stock during any period after September 1, 1999 that the closing price of the Company’s common stock was above $22.50 per share for at least 10 consecutive trading days. In February 2000, Genentech exercised its option to convert the 1999 Preferred Stock together with accrued and unpaid dividends into 322,376 shares of voting and 382,632 shares of non-voting common stock.

Dividends on the 1999 Preferred Stock were paid quarterly through March 2000 at a floating three-month LIBOR rate.

5.	LONG-TERM OBLIGATIONS

Long-term obligations at March 31 consist of the following:

	2002	2001

Notes payable to a bank, bearing interest at fixed rates (6.97%-8.58%), payable in monthly or quarterly installments, maturing in fiscal 2003 and 2004	$11,825,000	$16,808,334

Note payable to a corporate partner, bearing interest (8.50% at March 31, 2001) at 2.5% above the one-year LIBOR, matured in fiscal 2002	—	5,983,292

Other	10,000,000	—

	21,825,000	22,791,626

Less current portion	14,025,000	10,966,626

	$7,800,000	$11,825,000

The bank notes listed above are secured by a building and real property pursuant to a mortgage and certain of the Company’s equipment pursuant to security agreements. The bank notes are also secured by cash collateral (included in long-term investments at March 31, 2002) having a minimum market value of the lesser of $1,000,000 or the outstanding principal amount of the loan. Under the terms of the bank note agreement, the Company is required to maintain a minimum unencumbered balance of cash and permitted investments and a minimum ratio of unencumbered cash and net quick assets to total liabilities as well as a minimum consolidated capital base.

In October 1998, the Company converted a prepayment of royalties from a former corporate partner, plus accrued interest, to a convertible promissory note in the principal amount of $5,983,292 as a result of the discontinuation of a collaboration. In accordance with the terms of the convertible promissory note, the debt could be satisfied, at the Company’s option, in cash or the Company’s common stock. In October 2001, and in accordance with the scheduled maturity, the principal amount of the note, together with accrued interest of $1,523,038, was converted into 328,645 shares of the Company’s common stock.

In March 2002, the Company borrowed $10 million from one of its investment managers under a loan agreement that is collateralized by a portion of its short-term investments. The balance of the loan was $10 million at March 31, 2002 and was included in long-term obligations – current portion. Interest is at the Federal Funds Rate plus 75 basis points (2.5% at March 31, 2002). The loan was repaid in April 2002.

At March 31, 2002, the maturities of the long-term obligations are as follows:

2003	$14,025,000

2004	7,800,000

$21,825,000

6.	3 3/4% CONVERTIBLE SUBORDINATED NOTES

In February 2000, the Company issued $200 million principal amount of its 3 3/4% Notes which are due in 2007. The 3 3/4% Notes are convertible into the Company’s common stock, at the option of the holder, at a price of $67.75 per share, subject to adjustment upon certain events. The 3 3/4% Notes bear interest at 3 3/4% payable semi-annually, which commenced on August 15, 2000. The 3 3/4% Notes are redeemable by the Company in cash at any time prior to February 19, 2003 if the Company’s stock price exceeds $135.50 per share for at least 20 of the 30 trading days immediately prior to the Company’s delivery of the redemption notice. The 3 3/4% Notes are also redeemable at any time on or after February 19, 2003 at certain declining redemption prices. In certain circumstances, at the option of the holders, the Company may be required to repurchase the 3 3/4% Notes. The required repurchase may be in cash or, at the option of the Company, in common stock, at 105% of the principal amount of the 3 3/4% Notes, plus accrued and unpaid interest. As a part of the sale of the 3 3/4% Notes, during fiscal 2000, the Company incurred approximately $6,530,000 of offering costs which were recorded as other assets and are being amortized over seven years, the term of the 3 3/4% Notes. The net proceeds to the Company after offering costs were approximately $193,470,000. The Company has reserved 2,952,030 shares of its common stock for issuance upon conversion of the 3 3/4% Notes.

7.	INCOME TAXES

At March 31, 2002, the Company has approximately $260,834,000 of net operating loss (“NOL”) carryforwards for United States federal income tax purposes and approximately $18,806,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from 2002 through 2023.

The components of the net deferred income tax assets at March 31 are as follows:

	2002	2001

NOL carryforwards, federal and state	$70,680,000	$54,190,000

Tax benefit from stock option exercises	32,770,000	27,350,000

Tax credit carryforwards	24,920,000	19,130,000

Capitalized research and development expenses, net of amortization	8,010,000	9,010,000

Alkermes Europe NOL carryforward	7,500,000	6,140,000

Other	6,230,000	2,410,000

Less valuation allowance	(150,110,000)	(118,230,000)

	$—	$—

Tax benefits from stock option exercises will be credited to additional paid-in capital when realized.

The valuation allowance has been provided because of the uncertainty of realizing the future benefits of the net deferred income tax assets. The valuation allowance increased by $22,488,000 from March 31, 2000 to March 31, 2001.

8.	INVESTMENT IN RELIANT PHARMACEUTICALS, LLC

In December 2001, the Company announced a strategic alliance with Reliant, a privately held pharmaceutical company marketing branded, prescription pharmaceutical products to primary care physicians in the U.S.

8.	INVESTMENT IN RELIANT PHARMACEUTICALS, LLC (CONTINUED)

As part of the alliance, in December 2001, the Company purchased approximately 63% of an offering by Reliant of its Series C Convertible Preferred Units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100 million. The investment is being accounted for under the equity method of accounting because Reliant is organized as a limited liability company which is treated in a manner similar to a partnership. Because, at the time of the Company’s investment, Reliant had an accumulated deficit from operations and a deficit in members’ capital, under applicable accounting rules, the Company’s share of Reliant’s losses from the date of the investment will be recognized in proportion to the Company’s percentage participation in the Series C financing, and not in proportion to its percentage ownership interest in Reliant. The Company records its equity in the income or losses of Reliant three months in arrears. The Company anticipates that Reliant will have substantial net losses through 2003, and accordingly, recorded its 63% share of such losses in its consolidated financial statements beginning in the quarter ended March 31, 2002.

In connection with the Company’s $100 million equity investment in Reliant, the Company is in the process of allocating its proportionate share of the assets acquired and liabilities assumed in accordance with the guidance set forth in SFAS No. 141. The Company has taken a $2.7 million noncash charge for in-process research and development through the Statements of Operations under the caption “Equity in Losses of Reliant Pharmaceuticals, LLC.” The $2.7 million noncash charge is related to management’s current estimate of the amount of the purchase price to be allocated to in-process research and development. This analysis of the purchase price allocation is preliminary and the amount allocated to in-process research and development is subject to future adjustment.

9.	RELATED-PARTY TRANSACTIONS

In March 1992, the Company licensed to Clinical Partners, a limited partnership of which ADC II is the general partner, certain of its technology relating to Receptor-Mediated Permeabilizers™ (“RMPs™”). Research and development of RMPs is being conducted by the Company for Clinical Partners. The Company also has an obligation to fund the development of the technology and the on-going operations of Clinical Partners in order to maintain its option to purchase the limited partnership interests in Clinical Partners. Amounts expended to, or on behalf of, Clinical Partners were $31,068, $32,158 and $64,638 for fiscal 2002, 2001 and 2000, respectively.

10.	RESEARCH AND DEVELOPMENT ARRANGEMENTS

The Company has entered into several collaborative arrangements with corporate partners (the “Partners”) to provide research and development activities relating to the Partners’ products. In connection with these agreements, the Company has granted certain licenses or the right to obtain certain licenses to technology developed by the Company. In return for such grants, the Company will receive certain payments upon the achievement of certain milestones and will receive royalties on sales of products developed under the terms of the agreements. Additionally, the Company has, or may obtain, the right to manufacture and supply products developed under certain of these arrangements.

The Company is currently expanding its Medisorb manufacturing facility in Wilmington, Ohio in anticipation of the commercial manufacture of Risperdal Consta™. Pursuant to the terms of an agreement with Janssen Pharmaceutica (“Janssen”), Janssen has committed to make certain payments to the Company. In addition, Janssen has agreed to reimburse the Company for certain cumulative payments made by the Company for the expansion of its Medisorb manufacturing facility in Wilmington, Ohio, in the event Janssen terminates the collaborative arrangement with the Company prior to any commercial launch of Risperdal Consta.

10.	RESEARCH AND DEVELOPMENT ARRANGEMENTS (CONTINUED)

Pursuant to the terms of an agreement with Eli Lilly & Company (“Lilly”), Lilly has agreed to provide funding of certain amounts for the design and construction of a portion of AIR’s manufacturing facility in Chelsea, Massachusetts. Lilly’s investment will be used to fund pulmonary insulin production and packaging capabilities. This funding will be secured by Lilly’s ownership of specific equipment to be located and used in the facility. The Company has the right to purchase the equipment from Lilly, at any time, at the then-current net book value.

During fiscal 2002, 2001 and 2000, research and development revenue under collaborative arrangements from Genentech amounted to 9%, 51% and 18%, from Johnson & Johnson amounted to 22%, 21% and 41%, from Serono S.A. amounted to 13%, 3% and 7%, from GlaxoSmithKline amounted to 19%, 7% and 2%, and from Lilly amounted to 25%, 5% and 2%, respectively, of research and development revenue. At March 31, 2002 and 2001, amounts receivable under these collaborative arrangements totaled approximately $17,105,000 and $8,893,000, respectively.

11.	COMMITMENTS

Lease Commitments – The Company leases certain of its offices, research laboratories and manufacturing facilities under operating leases with initial terms of one to twenty years, expiring between 2002 and 2022. Several of the leases contain provisions for extensions of up to ten years. These lease commitments include a commitment for a building for new corporate headquarters, which is expected to be completed during fiscal 2003. Total annual future minimum lease payments are as follows:

2003	$12,051,000

2004	12,313,000

2005	11,875,000

2006	10,452,000

2007	10,101,000

Thereafter	160,901,000

Rent expense charged to operations was approximately $8,044,000, $6,213,000 and $5,223,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

License and Royalty Commitments – The Company has entered into license agreements with certain corporations and universities that require the Company to pay annual license fees and royalties based on a percentage of revenues from sales of certain products and royalties from sublicenses granted by the Company. Amounts paid under these agreements were approximately $261,000, $124,000 and $165,000 for the years ended March 31, 2002, 2001 and 2000, respectively, and are included in research and development expenses.

12.	STOCK OPTIONS AND AWARDS

The Company’s Stock Option Plans (the “Plans”) include the Amended and Restated 1989 Non-Qualified Stock Option Plan (the “1989 Plan”), the Amended and Restated 1990 Omnibus Stock Option Plan, as amended (the “1990 Plan”), the 1992 Non-Qualified Stock Option Plan (the “1992 Plan”), the 1998 Equity Incentive Plan (the “1998 Plan”) and the 1999 Stock Option Plan (the “1999 Plan”), which provide for the granting of stock options to employees, officers and directors of and consultants to, the Company. In addition, the Stock Option Plan for Non-Employee Directors (the “Director Plan”) provides for the granting of stock options to non-employee directors of the Company. Non-qualified options were initially authorized to purchase up to 450,000 shares of the Company’s common stock under the 1989 Plan, non-qualified and incentive options were initially authorized to purchase up to 6,500,000 shares of the Company’s common stock under the 1990 Plan, non-qualified options were initially authorized to purchase up to 2,000,000 shares of the Company’s common stock under the 1992 Plan, non-qualified and incentive stock options and restricted stock were initially authorized to purchase up to 1,156,262 shares under the 1998 Plan, non-qualified and incentive options were initially authorized to purchase up to 9,900,000 shares under the 1999 Plan and non-qualified options were initially authorized to purchase up to 500,000 shares of the Company’s common stock under the Director Plan. The 1989 Plan terminated on July 18, 1999 and the 1990 Plan terminated on September 19, 2000. Unless sooner terminated, the 1992 Plan will terminate on November 11, 2002, the 1998 Plan will terminate on April 1, 2008, the 1999 Plan will terminate on June 2, 2009 and the Director Plan will terminate on March 18, 2006. The Company has reserved a total of 14,112,176 shares of common stock for issuance upon exercise of options that have been or may be granted under the Plans.

The Compensation Committee of the Board of Directors administers the Plans and determines who is to receive options and the exercise price and terms of such options. The Compensation Committee has delegated its authority to the Compensation Sub-Committee to make grants and awards under the Plans to “officers” and has delegated its authority to the Limited Compensation Sub-Committee to make grants under the Plans up to 5,000 shares per individual grantee. The Board of Directors administers the Director Plan. The option exercise price of stock options granted under the 1989 Plan, the 1990 Plan, the 1998 Plan, the 1999 Plan and the Director Plan may not be less than 100% of the fair market value of the common stock on the date of grant. Under the terms of the 1992 Plan, the option exercise price may be below the fair market value, but not below par value, of the underlying stock at the time the option is granted.

The 1989 Plan, the 1990 Plan and the 1992 Plan also provide that the Compensation Committee may grant Limited Stock Appreciation Rights (“LSARs”) with respect to all or any portion of the shares covered by stock options granted to directors and executive officers. LSARs may be granted with the grant of a non-qualified stock option or at any time during the term of such option but may only be granted at the time of the grant of an incentive stock option. The grant of LSARs will not be effective until six months after their date of grant. Upon the occurrence of certain triggering events, including a change of control, the options with respect to which LSARs have been granted shall become immediately exercisable and the persons who have received LSARs will automatically receive a cash payment in lieu of shares. At March 31, 2002, there are 115,000 LSARs outstanding which have been granted under the 1990 Plan. No LSARs were granted during fiscal 2002, 2001 or 2000.

12.	STOCK OPTIONS AND AWARDS (CONTINUED)

The Company has also adopted the 1991 Restricted Common Stock Award Plan (the “Award Plan”). The Award Plan provides for the award to certain eligible employees, officers and directors of, and consultants to, the Company of up to a maximum of 500,000 shares of common stock. The Award Plan is administered by the Compensation Committee. Awards generally vest over five years. During fiscal 2002, 2001 and 2000, 135,000, 2,500, and 7,000 shares of common stock, respectively, were awarded under the Award Plan and 1,250, zero, and 8,200 shares, respectively, ceased to be subject to forfeiture and were issued. In addition, zero shares were canceled during each of the years ended March 31, 2002, 2001 and 2000, respectively. At March 31, 2002, 2001 and 2000, there were awards for 195,850, 62,100 and 59,600 shares outstanding under the Award Plan, respectively. The Award Plan terminated on November 15, 2001.

Noncash compensation expense of $1,943,693 in fiscal 2002 primarily resulted from the grant of restricted stock awards to certain employees and has been charged to research and development and general and administrative expenses, as appropriate. Included in the statement of shareholders’ equity is deferred compensation of $3,631,656 related to option and award grants in fiscal 2002, which will be amortized over the vesting periods.

Pro forma information regarding net loss and basic and diluted loss per common share in fiscal 2002, 2001 and 2000 has been determined as if the Company had accounted for its employee stock options under the fair-value method prescribed by SFAS No. 123. The resulting effect on pro forma net loss and basic and diluted loss per common share is not necessarily likely to be representative of the effects on net loss and basic and diluted loss per common share on a pro forma basis in future years, due to (i) grants made prior to fiscal 1996 being excluded from the calculation and (ii) the uncertainty regarding the magnitude of future grants. The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 3.93% – 4.97% in fiscal 2002, 4.64% – 6.30% in fiscal 2001 and 5.81% – 6.50% in fiscal 2000; dividend yields of 0% in fiscal 2002, 2001 and 2000; volatility factors for the expected market price of the Company’s common stock of 70% in fiscal 2002 and in fiscal 2001 and 67% in fiscal year 2000; and a weighted average expected life of 4 years in fiscal 2002, 2001 and 2000. Using the Black-Scholes option pricing model, the weighted average fair value of options granted in fiscal 2002, 2001 and 2000 was $11.29, $16.99 and $9.38, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the vesting period of the option. Pro forma information for the years ended March 31 is as follows:

	2002	2001	2000

Net loss – as reported	$(61,354,969)	$(24,136,646)	$(77,436,141)

Net loss – pro forma	(98,045,246)	(49,346,718)	(87,469,415)

Basic and diluted loss per common share – as reported	(0.96)	(0.43)	(1.52)

Basic and diluted loss per common share – pro forma	(1.54)	(0.89)	(1.71)

12.	STOCK OPTIONS AND AWARDS (CONTINUED)

A summary of option activity under the 1989, 1990, 1992, 1998, 1999 and Director Plans is as follows:

		Exercise	Weighted
	Number	Price	Average
	of	Per	Exercise
	Shares	Share	Price

Balance, March 31, 1999	6,623,632	$0.28 - $15.92	$5.41

Granted	3,214,700	11.61 - 96.88	17.29

Exercised	(1,768,252)	0.28 - 5.50	3.56

Canceled	(422,890)	1.66 - 17.27	8.79

Balance, March 31, 2000	7,647,190	0.30 - 96.88	10.60

Granted	3,478,450	23.19 - 48.03	30.67

Exercised	(1,250,434)	0.30 - 22.13	3.69

Canceled	(262,603)	5.00 - 94.10	18.19

Balance, March 31, 2001	9,612,603	0.30 - 96.88	18.43

Granted	2,858,575	18.28 - 35.89	21.17

Exercised	(771,252)	0.30 - 23.88	7.42

Canceled	(250,804)	1.66 - 85.53	21.12

Balance, March 31, 2002	11,449,122	$0.30 - $96.88	$19.85

Options granted generally vest ratably over four years, except options granted under the Director Plan which vest after six months.

The following table summarizes information concerning outstanding and exercisable options at March 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(In Years)	Price	Exercisable	Price

$0.30 - $ 7.94	1,949,235	5.41	$5.77	1,594,471	$5.72

8.16 - 15.20	733,439	6.42	10.69	506,748	10.55

15.24 - 16.69	2,370,101	7.58	16.68	1,161,631	16.68

16.94 - 19.40	2,167,921	9.46	19.35	23,496	18.08

19.50 - 27.33	752,275	9.21	25.19	216,100	23.04

28.03 - 29.31	2,547,913	8.67	29.25	618,393	29.29

29.34 - 96.88	928,238	8.55	35.86	311,008	37.40

$0.30 - $96.88	11,449,122	7.92	$19.85	4,431,847	$15.62

13.	PROPOSED MERGER TRANSACTION WITH RELIANT PHARMACEUTICALS, LLC

On March 20, 2002 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliant Pharmaceuticals, LLC pursuant to which, if consummated, each Reliant unit would be converted into the right to receive 1.3297 shares of our common stock (the “Exchange Ratio”). Reliant is a privately held pharmaceutical company marketing branded, prescription pharmaceutical products to primary care physicians in the U.S. The transactions contemplated by the Merger Agreement are structured as a tax-free exchange. In addition, the Company would assume the equity incentive plans of Reliant.

At the time of the announcement of the merger, the estimated purchase price was approximately $885 million, which included the estimated fair value of the Company’s common stock to be issued, the value of the Reliant options and restricted common units to be assumed and the Company’s direct transaction costs. If the merger is approved and consummated, the Company would issue a maximum of 31.25 million shares of common stock. The final purchase price would be determined based upon the number of Reliant units, restricted units and options outstanding at the effective time. The closing is subject to various conditions, including the approval by the shareholders of the Company and members of Reliant and the receipt of customary regulatory approvals. In addition, both we and Reliant have rights to terminate the merger agreement before closing in certain circumstances, including if the closing has not occurred prior to August 31, 2002, if certain representations, warranties and covenants have been breached or if the average closing price of Alkermes common stock is below $17.70 per share for the ten trading days before the closing of the transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         (a)  Directors. The information with respect to directors required by this item is incorporated herein by reference to our Proxy Statement for our annual shareholders’ meeting (the “2002 Proxy Statement”).

         (b)  Executive Officers. The information with respect to executive officers required by this item is set forth in (i) Part I of this Report and (ii) is incorporated herein by reference to the 2002 Proxy Statement.

Item 11. Executive Compensation

         The information required by this item is incorporated herein by reference to the 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated herein by reference to the 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         The information required by this item is incorporated herein by reference to the 2002 Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of the Report:

(1)	Consolidated Financial Statements of the Registrant and Independent Auditors’ Report thereon:

Consolidated Balance Sheets, March 31, 2002 and 2001.

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended March 31, 2002, 2001 and 2000.

Consolidated Statements of Shareholders’ Equity for the Years Ended March 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules:

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

3.2	Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

4.1	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)

4.2	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)

4.3	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended (File No. 333-31354).)

10.1	Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant’s Registration Statement on Form S-8 (File No. 33-44752).)+

10.2	Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)+

10.3	1991 Restricted Common Stock Award Plan. (Incorporated by reference to Exhibit 4.2(a) to the Registrant’s Registration Statement on Form S-8 (File No. 33-58330).)+

10.4	1992 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 33-54932).)+

10.5	Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)+

10.6	Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.) +

10.7	1999 Stock Option Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

10.8	Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.9	Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.10	Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997.)

10.10(a)	First Amendment of Lease, dated June 9, 1997, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997.)

10.11	Product Development Agreement, dated as of March 6, 1992, between Alkermes Clinical Partners, L.P. and the Registrant. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.12	Purchase Agreement, dated as of March 6, 1992, by and among the Registrant and each of the Limited Partners, from time to time, of the Partnership. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.13	Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.13(a)	Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992. (Incorporated by reference to Exhibit 10.22(a) to the Registrant’s Registration Statement on Form S-4, as amended (File No. 33-54932).)

10.13(b)	Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993. (Incorporated by reference to Exhibit 10.22(b) to the Registrant’s Registration Statement on Form S-3, as amended (File No. 33-64964).)

10.14	Class A Note of Alkermes Development Corporation II, dated April 10, 1992, to PaineWebber Development Corporation in the amount of $100.00. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.15	License Agreement, dated as of April 14, 1999, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)*

10.16	Manufacture and Supply Agreement, entered into April 5, 2001, by and between Alkermes, Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)**

10.17	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (United States) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)***

10.18	License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except United States) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)***

10.19	Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc.§

10.19(a)	Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc.§

10.19(b)	Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc.§

10.20	Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc., as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)*

10.21	Letter Agreement, dated September 27, 1996, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutic Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.22(a)	Second Loan Supplement and Modification Agreement, dated as of March 19, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.29(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)

10.22(b)	Third Loan Supplement and Modification Agreement, dated as of September 24, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.23	Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutic Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.24	Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.25	Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.26	Environmental Indemnity Agreement, dated as of September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.27	Promissory Note, dated March 19, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)

10.28	Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($11,000,000). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.29	Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($9,000,000). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.30	Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)+

10.31	Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.32	Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and each of Raymond T. Bartus, J. Duncan Higgons, James L. Wright, James M. Frates and Michael J. Landine and dated as of June 27, 2001, between Alkermes, Inc. and David A. Broecker. (Form of agreement incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.33	Employment Agreement, dated December 22, 2000 by and between David A. Broecker and the Registrant. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)+

10.34	Agreement and Plan of Merger, dated as of March 20, 2002, by and among Alkermes, Inc., New Alkermes, Inc. Adams Acquisition Sub, Inc. Revere Acquisition Sub, LLC and Reliant Pharmaceuticals, LLC. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 20, 2002.)

10.35	Amendment, dated as of April 29, 2002, to the Agreement and Plan of Merger, dated as of March 20, 2002, by and among Alkermes, Inc., New Alkermes, Inc. Adams Acquisition Sub, Inc. Revere Acquisition Sub, LLC and Reliant Pharmaceuticals, LLC.

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

**	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 27, 2001. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

§	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed July 1, 2002. Such provisions have been separately filed with the Commission.

+	Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.

(b)	Since the beginning of the quarter ended March 31, 2002, the Registrant filed a Current Report on Form 8-K, dated March 20, 2002. After March 31, 2002, the Registrant filed a Current Report on Form 8-K, dated April 2, 2002, for the purpose of furnishing certain information pursuant to Regulation FD promulgated under the Securities Exchange Act of 1934, as amended and a Current Report on Form 8-K, dated June 28, 2002.

UNDERTAKING

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant’s Registration Statements on Form S-8, Nos. 333-72988, 333-89573, 333-89575, 333-48768, 333-48772, 333-71011, 333-50357, 333-13283, 33-97468, 33-58330 and 33-44752 and on Form S-3, Nos. 333-31354, 333-34702, 333-75645, 333-75649 and 333-50157.

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

ALKERMES, INC.

July 1, 2002	By: /s/ Richard F. Pops Richard F. Pops Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Wall Michael A. Wall	Director and Chairman of the Board	July 1, 2002

/s/ Richard F. Pops Richard F. Pops	Director and Chief Executive Officer (Principal Executive Officer)	July 1, 2002

/s/ James M. Frates James M. Frates	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	July 1, 2002

/s/ Floyd E. Bloom Floyd E. Bloom	Director	July 1, 2002

/s/ Robert A. Breyer Robert A. Breyer	Director	July 1, 2002

/s/ John K. Clarke John K. Clarke	Director	July 1, 2002

/s/ Alexander Rich Alexander Rich	Director	July 1, 2002

/s/ Paul Schimmel Paul Schimmel	Director	July 1, 2002

Exhibit Index

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

3.2	Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

4.1	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)

4.2	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)

4.3	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended (File No. 333-31354).)

10.1	Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant’s Registration Statement on Form S-8 (File No. 33-44752).)+

10.2	Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)+

10.3	1991 Restricted Common Stock Award Plan. (Incorporated by reference to Exhibit 4.2(a) to the Registrant’s Registration Statement on Form S-8 (File No. 33-58330).)+

10.4	1992 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 33-54932).)+

10.5	Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)+

10.6	Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.) +

10.7	1999 Stock Option Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

10.8	Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.9	Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.10	Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997.)

10.10(a)	First Amendment of Lease, dated June 9, 1997, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997.)

10.11	Product Development Agreement, dated as of March 6, 1992, between Alkermes Clinical Partners, L.P. and the Registrant. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.12	Purchase Agreement, dated as of March 6, 1992, by and among the Registrant and each of the Limited Partners, from time to time, of the Partnership. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.13	Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.13(a)	Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992. (Incorporated by reference to Exhibit 10.22(a) to the Registrant’s Registration Statement on Form S-4, as amended (File No. 33-54932).)

10.13(b)	Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993. (Incorporated by reference to Exhibit 10.22(b) to the Registrant’s Registration Statement on Form S-3, as amended (File No. 33-64964).)

10.14	Class A Note of Alkermes Development Corporation II, dated April 10, 1992, to PaineWebber Development Corporation in the amount of $100.00. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.15	License Agreement, dated as of April 14, 1999, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)*

10.16	Manufacture and Supply Agreement, entered into April 5, 2001, by and between Alkermes, Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)**

10.17	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (United States) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)***

10.18	License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except United States) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)***

10.19	Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc., Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc.§

10.19(a)	Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc.§

10.19(b)	Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc.§

10.20	Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc., as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)*

10.21	Letter Agreement, dated September 27, 1996, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutic Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.22(a)	Second Loan Supplement and Modification Agreement, dated as of March 19, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.29(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)

10.22(b)	Third Loan Supplement and Modification Agreement, dated as of September 24, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.23	Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutic Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.24	Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.25	Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.26	Environmental Indemnity Agreement, dated as of September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.27	Promissory Note, dated March 19, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)

10.28	Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($11,000,000). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.29	Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($9,000,000). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.30	Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)+

10.31	Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.32	Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and each of Raymond T. Bartus, J. Duncan Higgons, James L. Wright, James M. Frates and Michael J. Landine and dated as of June 27, 2001, between Alkermes, Inc. and David A. Broecker. (Form of agreement incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.33	Employment Agreement, dated December 22, 2000 by and between David A. Broecker and the Registrant. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)+

10.34	Agreement and Plan of Merger, dated as of March 20, 2002, by and among Alkermes, Inc., New Alkermes, Inc. Adams Acquisition Sub, Inc. Revere Acquisition Sub, LLC and Reliant Pharmaceuticals, LLC. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 20, 2002.)

10.35	Amendment, dated as of April 29, 2002, to the Agreement and Plan of Merger, dated as of March 20, 2002, by and among Alkermes, Inc., New Alkermes, Inc. Adams

Acquisition Sub, Inc. Revere Acquisition Sub, LLC and Reliant Pharmaceuticals, LLC.

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

**	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 27, 2001. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

§	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed July 1, 2002. Such provisions have been separately filed with the Commission.

+	Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.