Form 10-K/A
period 2002-03-31
ALKERMES INC
filed 2002-11-14
CIK 874663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K/A
AMENDMENT NO. 1

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________to _________
Commission file number 1-14131

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

Explanatory Note

         The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 1, 2002 to include as a Financial Statement Schedule separate financial statements for a fifty percent or less owned person accounted for by the equity method by the Registrant as well as summarized financial information in the notes to its financial statements. Accordingly, in this Form 10-K/A, the Registrant is adding the required financial statements as a Financial Statement Schedule and is amending Item 14 to reflect such addition, and Note 8 to its Notes to Consolidated Financial Statements included in Item 8 to reflect such summarized financial information. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendments described above.

PART II

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

Summarized financial information with regard to Reliant as of December 31, 2001 and for the year then ended is as follows:

(In thousands)

Current assets	$155,993
Noncurrent assets	52,333
Current liabilities	164,687
Noncurrent liabilities	—
Redeemable preferred units	286,018
Revenues	276,665
Costs and expenses	472,713
Net loss	(198,021)

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

Consolidated Balance Sheets, March 31, 2002 and 2001.

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended March 31, 2002, 2001 and 2000.

Consolidated Statements of Shareholders’ Equity for the Years Ended March 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules:

I	Financial Statements of Reliant Pharmaceuticals, LLC (financial statements required by Regulation S-X).

Schedules other than that listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements of the Registrant or the notes thereto.

(3)	Exhibits

Exhibit No.

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

3.2	Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

4.1	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)

4.2	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)

4.3	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended (File No. 333-31354).)

10.1	Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant’s Registration Statement on Form S-8 (File No. 33-44752).)+

10.2	Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)+

10.3	1991 Restricted Common Stock Award Plan. (Incorporated by reference to Exhibit 4.2(a) to the Registrant’s Registration Statement on Form S-8 (File No. 33-58330).)+

10.4	1992 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 33-54932).)+

10.5	Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)+

10.6	Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.) +

10.7	1999 Stock Option Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

10.8	Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.9	Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.10	Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997.)

10.10(a)	First Amendment of Lease, dated June 9, 1997, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997.)

10.11	Product Development Agreement, dated as of March 6, 1992, between Alkermes Clinical Partners, L.P. and the Registrant. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.12	Purchase Agreement, dated as of March 6, 1992, by and among the Registrant and each of the Limited Partners, from time to time, of the Partnership. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.13	Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.13(a)	Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992. (Incorporated by reference to Exhibit 10.22(a) to the Registrant’s Registration Statement on Form S-4, as amended (File No. 33-54932).)

10.13(b)	Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993. (Incorporated by reference to Exhibit 10.22(b) to the Registrant’s Registration Statement on Form S-3, as amended (File No. 33-64964).)

10.14	Class A Note of Alkermes Development Corporation II, dated April 10, 1992, to PaineWebber Development Corporation in the amount of $100.00. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.15	License Agreement, dated as of April 14, 1999, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)*

10.16	Manufacture and Supply Agreement, entered into April 5, 2001, by and between Alkermes, Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)**

10.17	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (United States) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)***

10.18	License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except United States) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)***

10.19†	Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc.§

10.19(a)†	Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc.§

10.19(b)†	Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc.§

10.20	Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc., as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)*

10.21	Letter Agreement, dated September 27, 1996, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutic Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.22(a)	Second Loan Supplement and Modification Agreement, dated as of March 19, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.29(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)

10.22(b)	Third Loan Supplement and Modification Agreement, dated as of September 24, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.23	Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutic Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.24	Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.25	Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.26	Environmental Indemnity Agreement, dated as of September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.27	Promissory Note, dated March 19, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)

10.28	Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($11,000,000). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.29	Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($9,000,000). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.30	Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)+

10.31	Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.32	Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and each of Raymond T. Bartus, J. Duncan Higgons, James L. Wright, James M. Frates and Michael J. Landine and dated as of June 27, 2001, between Alkermes, Inc. and David A. Broecker. (Form of agreement incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.33	Employment Agreement, dated December 22, 2000 by and between David A. Broecker and the Registrant. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)+

10.34	Agreement and Plan of Merger, dated as of March 20, 2002, by and among Alkermes, Inc., New Alkermes, Inc. Adams Acquisition Sub, Inc. Revere Acquisition Sub, LLC and Reliant Pharmaceuticals, LLC. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 20, 2002.)

10.35†	Amendment, dated as of April 29, 2002, to the Agreement and Plan of Merger, dated as of March 20, 2002, by and among Alkermes, Inc., New Alkermes, Inc. Adams Acquisition Sub, Inc. Revere Acquisition Sub, LLC and Reliant Pharmaceuticals, LLC.

21†	Subsidiaries of the Registrant.

23‡	Consent of Deloitte & Touche LLP.

99.1‡	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.

99.2‡	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

**	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 27, 2001. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

§	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed July 1, 2002. Such provisions have been separately filed with the Commission.

+	Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.

†	Filed with original Form 10-K on July 1, 2002.

‡	Filed herewith.

(b)	Since the beginning of the quarter ended March 31, 2002, the Registrant filed a Current Report on Form 8-K, dated March 20, 2002. After March 31, 2002, the Registrant filed a Current Report on Form 8-K, dated April 2, 2002, for the purpose of furnishing certain information pursuant to Regulation FD promulgated under the Securities Exchange Act of 1934, as amended and a Current Report on Form 8-K, dated June 28, 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALKERMES, INC.

November 14, 2002	By: /s/ James M. Frates James M. Frates Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Richard F. Pops, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of Alkermes, Inc.;

2.	Based on my knowledge, this Amendment No. 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to the annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to the annual report.

Date:	November 14, 2002	/s/ Richard F. Pops Richard F. Pops Chief Executive Officer

CERTIFICATIONS

I, James M. Frates, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of Alkermes, Inc.;

2.	Based on my knowledge, this Amendment No. 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to the annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to the annual report.

Date:	November 14, 2002	/s/ James M. Frates James M. Frates Chief Financial Officer

Schedule I

RELIANT PHARMACEUTICALS, LLC

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	I-2

FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2001 and 2000	I-3

Statements of Operations for the Years Ended December 31, 2001 and 2000 and the Period from Inception (August 31, 1999) to December 31, 1999	I-4

Statements of Changes In Members’ (Deficit) Capital for the Years Ended December 31, 2001 and 2000 and the Period from Inception (August 31, 1999) to December 31, 1999	I-5

Statements of Changes In Members’ (Deficit) Capital (continued) for the Years Ended December 31, 2001 and 2000 and the Period from Inception (August 31, 1999) to December 31, 1999	I-6

Statement of Cash Flows for the Years Ended December 31, 2001 and 2000 and the Period from Inception (August 31, 1999) to December 31, 1999	I-7

NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000	I-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Managers of

Reliant Pharmaceuticals, LLC:

      We have audited the accompanying balance sheets of Reliant Pharmaceuticals, LLC (a Delaware limited liability company) (the “Company”) as of December 31, 2001 and 2000, and the related statements of operations, changes in members’ capital and cash flows for the years ended December 31, 2001 and 2000 and the period from inception (August 31, 1999) to December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reliant Pharmaceuticals, LLC as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and the period from inception (August 31, 1999) to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Roseland, New Jersey

February 15, 2002

      This is a hard copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in the annual report on Form 10-K/A.

RELIANT PHARMACEUTICALS, LLC

BALANCE SHEETS
As of December 31, 2001 and 2000

	2001	2000

	(Dollars in thousands
	except for liquidation
	preference amounts)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$66,109	$96,171
Accounts receivable, net of allowance for doubtful accounts of $460 as of December 31, 2001 and $26 as of December 31, 2000	10,417	22,203

Inventory, net of inventory reserves of $367 as of December 31, 2001 and $0 as of December 31, 2000	44,824	14,199

Other current assets	34,643	23,271

Total current assets	155,993	155,844

FIXED ASSETS, net of accumulated depreciation of $436 as of December 31, 2001 and $54 as of December 31, 2000	1,968	650

INTANGIBLE ASSETS, net of accumulated amortization of $35,746 as of December 31, 2001 and $13,183 as of December 31, 2000	48,408	90,971

OTHER LONG TERM ASSETS	1,957	—

Total assets	$208,326	$247,465

LIABILITIES, REDEEMABLE PREFERRED UNITS AND MEMBERS’ (DEFICIT) CAPITAL

CURRENT LIABILITIES:

Accounts payable	$66,316	$65,587

Accrued expenses	98,072	25,315

Other current liabilities	299	60,167

Total current liabilities	164,687	151,069

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED UNITS:

Series A redeemable preferred units; 425,000 units issued at December 31, 2001 (liquidation preference cap — $14,737,689)	4,275	—

Series B redeemable preferred units; 13,500,000 units issued at December 31, 2001 (liquidation preference cap — $449,874,912)	135,714	—

Series C redeemable preferred units; 7,500,000 units issued at December 31, 2001 (liquidation preference — $150,495,833)	146,029	—

MEMBERS’ (DEFICIT) CAPITAL:

Common units; 4,219,359 units issued at December 31, 2001 and 3,831,659 units issued at December 31, 2000	3,915	38

Series A preferred units; 425,000 units issued at December 31, 2000	—	4,250

Series B preferred units; 13,500,000 issued at December 31, 2000	—	135,000

Subscriptions and loans receivables	(5,138)	(1,116)

Accumulated deficit	(241,156)	(41,776)

Total members’ (deficit) capital	(242,379)	96,396

Total liabilities, redeemable preferred units and members’ (deficit) capital	$208,326	$247,465

The accompanying notes are an integral part of these balance sheets.

RELIANT PHARMACEUTICALS, LLC

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2001 and 2000 and
the Period from Inception (August 31, 1999) to December 31, 1999

			From
			Inception
	For the Years Ended		(August 31,
	December 31,		1999) to
			December 31,
	2001	2000	1999

	(Dollars in thousands)

REVENUES:

Net product sales	$234,113	$68,817	$—

Promotion revenues	42,552	1,837	—

Total revenues	276,665	70,654	—

COSTS AND EXPENSES:

Cost of product sales	174,705	39,702	—

Cost of promotion revenues	102,591	10,874	—

Selling, general and administrative	145,672	55,612	386

Research and development	49,745	5,341	240

Total costs and expenses	472,713	111,529	626

LOSS FROM OPERATIONS	(196,048)	(40,875)	(626)

INTEREST EXPENSE, net

Interest income	1,879	1,419	—

Interest expense	(3,852)	(1,683)	(11)

Interest expense, net	(1,973)	(264)	(11)

Net loss	$(198,021)	$(41,139)	$(637)

The accompanying notes are an integral part of these financial statements.

RELIANT PHARMACEUTICALS, LLC

STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) CAPITAL
For the Years Ended December 31, 2001 and 2000 and
the Period from Inception (August 31, 1999) to December 31, 1999

	Series A		Common
	Preferred Stock		Stock
					Series A Preferred		Series B Preferred
		Par		Par
	Shares	Value	Shares	Value	Units	Amount	Units	Amount

(Dollars in thousands)

BALANCE, August 31, 1999 (Inception)	—	$—	—	$—	—	$—	—	$—

Initial capitalization of the Company	—	—	100	—	—	—	—	—

Net loss from Inception (August 31, 1999) to December 31, 1999	—	—	—	—	—	—	—	—

BALANCE, December 31, 1999	—	—	100	$—	—	—	—	—

Conversion of promissory note into Series A Preferred Stock and Founders warrant to acquire common stock	425,000	4	—	—	—	—	—	—
Termination of C Corporation —

Exchange of Series A Preferred Stock for Series A Preferred Units	(425,000)	(4)	—	—	425,000	4,250	—	—

Exchange of Common Stock for Common Units	—	—	(100)	—	—	—	—	—

Sale of Series B Preferred Units	—	—	—	—	—	—	13,500,000	135,000

Exercise of Founders Warrant	—	—	—	—	—	—	—	—

Interest on subscriptions receivable	—	—	—	—	—	—	—	—

Issuance of Founders Units including units originally issued pre-conversion as Founder Options	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—

BALANCE, December 31, 2000	—	—	—	—	425,000	4,250	13,500,000	135,000

Exercise of employee stock options	—	—	—	—	—	—	—	—

Proceeds from Subscriptions and Loans Receivables	—	—	—	—	—	—	—	—

Reclassification of Series A Preferred and Series B Preferred	—	—	—	—	(425,000)	(4,250)	(13,500,000)	(135,000)

Series A, B and C preferred dividends	—	—	—	—	—	—	—	—

Interest on subscriptions and loans receivables	—	—	—	—	—	—	—	—

Issuance of warrants	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—

BALANCE, December 31, 2001	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these financial statements.

RELIANT PHARMACEUTICALS, LLC

STATEMENTS OF CHANGES IN MEMBERS’ (DEFICIT) CAPITAL — (Continued)

	Common		Additional	Subscriptions		Members’
			Paid-in	and Loans	Accumulated	(Deficit)
	Units	Amount	Capital	Receivables	Deficit	Capital

	(Dollars in thousands)

BALANCE, August 31, 1999 (Inception)	—	$—	$—	$—	$—	$—

Initial capitalization of the Company	—	—	—	—	—	—

Net loss from Inception (August 31, 1999) to December 31, 1999	—	—	—	—	(637)	(637)

BALANCE, December 31, 1999	—	—	—	—	(637)	(637)

Conversion of promissory note into Series A Preferred Stock and Founders warrant to acquire common stock	—	—	4,246	—	—	4,250
Termination of C Corporation—

Exchange of Series A Preferred Stock for Series A Preferred Units	—	—	(4,246)	—	—	—

Exchange of Common Stock for Common Units	100	—	—	—	—	—

Sale of Series B Preferred Units	—	—	—	(1,073)	—	133,927

Exercise of Founders Warrant	2,181,016	22	—	—	—	22

Interest on subscriptions receivable	—	—	—	(27)	—	(27)

Issuance of Founders Units including units originally issued pre-conversion as Founder Options	1,650,543	16	—	(16)	—	—

Net loss	—	—	—	—	(41,139)	(41,139)

BALANCE, December 31, 2000	3,831,659	38	—	(1,116)	(41,776)	96,396

Exercise of employee stock options	387,700	3,877	—	(3,877)	—	—

Proceeds from Subscriptions and Loans Receivables	—	—	—	98	—	98

Reclassification of Series A Preferred and Series B Preferred	—	—	—	—	—	(139,250)

Series A, B and C preferred dividends	—	—	—	—	(1,367)	(1,367)

Interest on subscriptions and loans receivables	—	—	—	(243)	—	(243)

Issuance of warrants	—	—	—	—	8	8

Net loss	—	—	—	—	(198,021)	(198,021)

BALANCE, December 31, 2001	4,219,359	$3,915	$—	$(5,138)	$(241,156)	$(242,379)

The accompanying notes are an integral part of these financial statements.

RELIANT PHARMACEUTICALS, LLC

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2001 and 2000 and the Period from Inception
(August 31, 1999) to December 31, 1999

			From
			Inception
	For the Years Ended		(August 31,
	December 31		1999) to
			December 31,
	2001	2000	1999

	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(198,021)	$(41,139)	$(637)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities —

Depreciation	406	54	—

Loss on inventory purchase commitment	30,000	—	—

Amortization of intangible assets	37,748	13,183	—

Write-down of intangible asset	4,815	—	—

Loss on disposal of assets	8	—	—

Provision for doubtful accounts	434	26	—
Changes in operating assets and liabilities —

Decrease (increase) in accounts receivable	11,352	(22,229)	—

Increase in inventory	(30,625)	(14,199)	—

Increase in other current assets	(11,372)	(23,271)	—

Increase in other assets	(1,957)	—	—

Increase in accounts payables and accrued expenses	43,486	90,462	440

Increase in other current liabilities	299	—	—

Net cash (used in) provided by operating activities	(113,427)	2,887	(197)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for the acquisitions of licenses	(60,167)	(43,987)	—

Capital expenditures	(1,732)	(704)	—

Net cash used in investing activities	(61,899)	(44,691)	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable to Founders	—	1,050	4,200

Repayment of note payable	—	(1,000)	—

Exercise of Founders Warrants	—	22	—

Proceeds from subscriptions and loan receivables	(145)	—	—

Sale of Series B Preferred Units	—	133,900	—

Net borrowings under bridge financing	50,000	—	—

Sale of Series C Redeemable Preferred Units, net	95,409	—	—

Net cash provided by financing activities	145,264	133,972	4,200

Net (decrease) increase in cash and cash equivalents	(30,062)	92,168	4,003

CASH AND CASH EQUIVALENTS, beginning of period	96,171	4,003	—

CASH AND CASH EQUIVALENTS, end of period	$66,109	$96,171	$4,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$4,685	$913	$—

Supplemental Disclosure of Non Cash Investing and Financing Activities:

      In 2001, the Company converted $50.0 million of bridge loans into Series C Redeemable Preferred Units (see Notes 9 and 12).

      In 2000, the Company converted a $4.25 million convertible demand note into Series A Preferred Stock and a common stock warrant, which subsequently converted into Series A Preferred Units and a common unit warrant (see Notes 1 and 12).

The accompanying notes are an integral part of these financial statements.

RELIANT PHARMACEUTICALS, LLC

NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and 2000

1.     The Company

      Reliant Pharmaceuticals, LLC (the “Company” or “Reliant”), a Delaware limited liability company, was formed July 6, 2000, as the successor to Reliant Pharmaceuticals, Inc., a Delaware corporation, which was originally incorporated on August 31, 1999, as Bay City Pharmaceuticals, Inc. The name of the Company was changed from Bay City Pharmaceuticals, Inc. to Reliant Pharmaceuticals, Inc. on April 17, 2000. The Company commenced operating activities in July 2000.

      The Company is a privately owned U.S. based ethical, branded pharmaceutical company. The Company has acquired rights to certain marketed and distributed branded prescription pharmaceutical products from companies in the pharmaceutical industry. The Company is advancing several clinical development projects and may acquire rights to additional branded prescription pharmaceutical products and compounds that are in clinical development.

      The Company was founded by Joseph Krivulka and Stefan Aigner together with Jack L. Bowman, Herbert Conrad, Irwin Lerner, David V. Milligan and Bay City Capital (“BCC”), collectively referred to as the “Founders.” In connection with the formation of the Company, each Founder received a specified Founder’s interest in the Company based on a predetermined percentage of defined contributed equity of $125.0 million (the “Predetermined Amount”) of the Company, and upon receipt by the Company of the Predetermined Amount. Each Founder’s equity interest in the Company based upon the Predetermined Amount was initially established as follows-

BCC	15.0%

Joseph Krivulka	5.0%

Stefan Aigner	2.5%

Jack L. Bowman	0.5%

Herbert Conrad	0.5%

Irwin Lerner	0.5%

David V. Milligan	0.5%

      Each Founder owns preferred units in the Company as a result of participation in both the Series B Financing and Series C Financing (see Notes 12 and 19). Up to the Predetermined Amount, the Founders’ interest was not diluted. In connection with and subsequent to the Series B Financing, as well as the Series C Financing, the Founders ownership percentage with respect to their Founders’ equity has been diluted.

      BCC initially contributed $100 for 100 shares of common stock and agreed to fund up to $4.25 million in the form of a convertible demand note (the “Note”) bearing interest at the applicable federal rate provided under the Internal Revenue Code of 1986, as amended. The Note was convertible, at BCC’s option, into (a) Series A Preferred Stock of the Company (see Note 12) at such time the preferred stock was designated by the Company, and (b) a warrant (the “Founder’s Warrant”) to purchase common stock of Reliant, which warrant upon exercise and together with the preferred and common stock owned by BCC at the time of exercise would give BCC its 15% Founder’s interest. The Warrant was exercisable at $0.01 per share. The Note was fully drawn upon by the Company, and in April 2000 BCC converted the Note into 425,000 shares of Series A Preferred Stock and the Founder’s Warrant.

      The remaining Founders received their Founders interest in the form of options (the “Founders’ Options”). The options were exercisable at $0.01 per share, which approximated fair value.

RELIANT PHARMACEUTICALS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Upon Reliant’s conversion to a limited liability company (“LLC”) and pursuant to the Agreement and Plan of Conversion (the “Plan of Conversion”), the shares of common stock and Series A Preferred Stock owned by BCC automatically converted into an equal number of Class One Common Units (“Common Units”) and Series A Preferred Units, respectively, of the LLC. Similarly, the Founder’s Warrant was replaced by an LLC Common Unit Purchase Warrant (“Founders’ LLC Warrant”). The Founders’ Options were cancelled and automatically replaced, in equal number, with LLC Common Units pursuant to the Plan of Conversion (see Note 13).

      In July 2000, the Company accepted subscriptions for $135.0 million of its Series B Preferred Units (the “Series B Financing”) (see Note 12). Following the initial closing of the Series B Financing, the Founders’ LLC Warrant was exercised and the remaining Founders’ Units were issued (see Note 13).

      In December 2001, the Company accepted subscriptions for $150.0 million of its Series C Preferred Units (the “Series C Financing”) (see Notes 12 and 19).

      The Company’s business is subject to significant risks including, but not limited to, (i) its ability to obtain funding, (ii) its uncertainty of future profitability, (iii) the risks inherent in its clinical development efforts, (iv) uncertainties associated with obtaining and enforcing its patents and with the patent rights of others, (v) the lengthy, expensive and uncertain process of seeking regulatory approvals, (vi) uncertainties regarding government reforms and product pricing and reimbursement levels, (vii) technological change and competition, (viii) manufacturing uncertainties and (ix) dependence on collaborative partners and other third parties.

2.     Significant Accounting Policies

Cash and Cash Equivalents

      Cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates market value.

Inventory

      Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Inventory consists of approximately $44.6 million and $14.2 million of finished goods and approximately $225,000 and $0 of raw materials at December 31, 2001 and 2000, respectively.

      Axid® and DynaCirc® volume-based purchase price adjustments (see Note 3) are recorded as contra-inventory and are recognized as a reduction to cost of product sales in the period the product is sold. Eli Lilly and Company (“Lilly”) and Novartis Pharmaceuticals Corporation, an indirect subsidiary of Novartis AG (“Novartis”) have a security interest in the Axid® and DynaCirc® inventories, respectively. Axid® is a registered trademark of Lilly. DynaCirc® is a registered trademark of Novartis.

Revenue Recognition

      Revenues from sales of pharmaceutical products are recognized upon shipment of products and are net of certain rebates estimated at the time of sale. Sales terms are FOB shipping point. Promotion revenues received from Novartis in connection with sales of the Lescol® brands are recognized as revenues by the Company once contractual sales performance measures contained in the promotion agreement with Novartis have been met. Promotional costs in connection with the selling of the Lescol® brands are classified as costs of promotion revenues and expensed as incurred. Lescol® is a registered trademark of Novartis.

RELIANT PHARMACEUTICALS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Fixed Assets

      Property and equipment are carried at historical cost. Expenditures for maintenance and repairs are charged to operations as incurred.

Depreciation

      Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives range from three to seven years for computer and office equipment, furniture and accessories, warehouse fixtures and vehicles. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

Advertising and Promotional Costs

      Advertising and promotional costs are expensed as incurred.

Intangible Assets

      Acquired intangible assets, which consist primarily of product licenses (see Note 3), are recorded at the net present value of the license payments. These intangible assets are amortized on a straight-line basis over the shorter of the estimated useful life of the license or the underlying patent or agreement term. As of December 31, 2001 and 2000, intangible assets are comprised of gross product licenses of $84.2 million and $104.2 million, net of accumulated amortization of $35.8 million and $13.2 million, respectively. The Company evaluates the carrying value of intangible assets to determine if facts and circumstances suggest they may be impaired. Impairments would be recognized when the expected discounted future operating cash flows derived from such intangible assets is less than their respective carrying value.

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. The Company maintains cash balances and cash equivalents in financial institutions with strong credit ratings. At times, amounts invested with financial institutions may be in excess of FDIC insurance limits. As of December 31, 2001 and 2000, the Company had not experienced any losses on its cash and cash equivalents.

      The Company also monitors the creditworthiness of its customers to whom it grants credit terms in the normal course of business. The Company does not normally require collateral or any other security to support credit sales.

Accounting for Long-Lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed” (“SFAS 121”). This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable (see Note 3).

RELIANT PHARMACEUTICALS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), allows companies to account for stock-based compensation for employees either under the provisions of SFAS 123 or under the provisions of Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but requires pro forma disclosure for net income in the notes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation for employees in accordance with the provisions of APB 25.

      In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25 (“FIN 44”). FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options vesting and the accounting treatment for options assumed in business combinations. FIN 44 became effective July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to their short-term maturity.

Income Taxes

      Federal and state income tax regulations provide that the profit and loss of a limited liability company that has elected to be treated as a partnership for tax purposes, be allocated and reported on the tax return of each member. Accordingly, no Federal or state taxes have been provided for in the accompanying financial statements.

Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 138”). SFAS 138 was issued to address a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133 and 138 require that all derivatives be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income (loss) or other comprehensive income (loss), depending on the designated purpose of the derivative. The Company was required to and did adopt SFAS 133 and SFAS 138 in the first quarter of fiscal 2001. The adoption of these pronouncements did not have an impact on the Company’s results of operations, cash flows, or financial position since the Company has not utilized derivative financial instruments or entered into hedging transactions.

      In June 2001, FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 changes the accounting for business combinations in APB Opinion No. 16 in that it requires all business combinations to be accounted for by a single method — the purchase method. In addition, SFAS 141 requires that all intangible assets be recognized as assets apart from goodwill, provided certain criteria are met. Disclosure requirements for SFAS 141 includes disclosure of the primary reasons for a business combination as well as the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment

RELIANT PHARMACEUTICALS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

by applying a fair-value-based test. SFAS 142 requires that all acquired intangible assets be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS 141 applies to all business combinations initiated after June 30, 2001. SFAS 142 is required to be adopted in the first quarter of 2002. Adoption of SFAS 141 and 142 is not expected to have a material effect on the Company’s results of operations, cash flows, or financial position.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted in the first quarter of 2003. Adoption of SFAS 143 is not expected to have a material effect on the Company’s results of operations, cash flows, or financial position.

      During October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes SFAS 121 and replaces the accounting and reporting provisions of APB Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” as it relates to the disposal of a segment of a business. SFAS 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount, or fair value less costs to sell. The impairment recognition and measurement provisions of SFAS 121 were retained for all long-lived assets to be held and used with the exception of goodwill. The Company will adopt this standard on January 1, 2002. SFAS 144 is not expected to have a material effect on the Company’s results of operations, cash flows, or financial position.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

      Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

3.     Product Licenses/ Promotion Agreements

DynaCirc®

      In July 2000, the Company entered into an agreement with Novartis to acquire an exclusive U.S. license through December 2002 to use, market, promote, sell, distribute and warehouse the DynaCirc® brands of anti-hypertensive agents. Under this agreement, the Company is required to purchase all of its requirements for DynaCirc® brand products and product samples from Novartis during the license term at predetermined prices. The Company earns favorable, volume-based purchase price adjustments on these purchases upon reaching specified minimum purchases (see Note 2). The Company has capitalized the present value of the $47.6 million license payments as an intangible asset that is being amortized over the life of the license, 2.5 years.

RELIANT PHARMACEUTICALS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In July 2000, the Company was also granted an exclusive, irrevocable option to purchase all of the assets related to the DynaCirc® brands prior to December 2002. Upon exercise of the option by the Company and satisfaction of certain contractual commitments by Novartis, the Company will be required to make two payments to Novartis totaling $12.5 million (see Note 11). In December 2001, the Company gave written notice of its exercise of this option. Net product sales from the sale of DynaCirc® products amounted to approximately $32.2 million and $19.6 million for the years ended December 31, 2001 and 2000, respectively, and have been included in net product sales in the accompanying statements of operations.

Axid®

      In October 2000, the Company entered into an agreement with Lilly to acquire certain patent rights, trademarks and copyrights (by way of a license and/or assignment) for $20.0 million for the antiulcer agent Axid® from Lilly. Under this agreement, subject to specified minimums, the Company is required to purchase all of its requirements of Axid® brand products and product samples from Lilly through April 2002 at 95% of the Company’s estimated net selling price of the product (see Note 11). The Company earns favorable volume-based purchase price adjustments on these purchases upon reaching specified minimum purchases (see Note 2). The Company has capitalized the above license payment as an intangible asset, which was being amortized over the remaining life of the underlying patent, which expires in April 2002. Net product sales from the sale of Axid® products amounted to approximately $201.9 million and $49.2 million for the years ended December 31, 2001 and 2000, respectively, and have been included in net product sales in the accompanying statements of operations.

      During the fourth quarter of 2001, based on estimated future sales of Axid® products, the Company determined it would not be able to realize the value of contractually required and committed product purchases to be made in 2002. Additionally, as a direct result of this estimate, the Company re-evaluated the carrying value of the intangible asset related to the above license agreement. Based on expected cash flows, the Company recorded a charge of $30.0 million to cost of goods sold in the fourth quarter of 2001 related to the above purchase commitments and a charge of approximately $4.8 million to selling, general and administrative expenses related to a write-down of the product license carrying value.

Lescol®

      In November 2000, the Company entered into an agreement to acquire the U.S. marketing rights through December 2005 for the Lescol® and Lescol XL® cholesterol-controlling agents for $40.0 million from Novartis under a promotion agreement. Under this agreement, the Company is entitled to receive a substantial percentage of Lescol® and Lescol XL® net sales recorded by Novartis over and above a contract-specified sales baseline. Commencing on January 1, 2003 and annually thereafter during the term of the agreement, Novartis shall be entitled to terminate the agreement if certain net sales targets are not met. The promotion agreement may be extended up to an additional four years provided certain future minimum sales levels are achieved. The Company has capitalized the present value of the above payments as an intangible asset that is being amortized over the initial five-year term of the promotion agreement.

      The Company is required to provide promotional, selling and marketing support over the period of the agreement (see Note 11). Promotional revenues received under the terms of this agreement amounted to approximately $42.6 million and $1.8 million for the years ended December 31, 2001 and 2000, respectively, and have been included in promotion revenues in the accompanying statements of operations. Direct costs associated with the promotion of the Lescol® brands are expensed as incurred and have been included in the cost of promotion revenues in the accompanying statements of operations.

RELIANT PHARMACEUTICALS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Ethypharm

      In May 2001, the Company obtained an exclusive license from Ethypharm, SA, of Saint-Cloud, France (“Ethypharm”) to market, sell and distribute Ethypharm’s proprietary micronized fenofibrate product for the treatment of hyperlipidemia in the U.S., Canada and Mexico. The Company is responsible for all clinical development and regulatory activities in the identified markets. The initial term of the agreement is fifteen years from the first commercial sale of the product in the U.S. with automatic two-year renewals if notice of termination is not received from either party. Product for use in clinical development programs, as well as eventual commercial sales, are required to be purchased at predetermined prices from Ethypharm during the license term. The Company is required to make approximately $2.4 million in payments to Ethypharm based on the achievement of predetermined milestones and to pay a 5% royalty of all future net sales of this product. To date the Company has paid $500,000 in milestone payments, which have been expensed as incurred.

4.     Accounts Receivable

      Trade receivables are primarily comprised of amounts billed to pharmaceutical wholesalers. The Company’s top three wholesalers accounted for $187.3 million and $44.6 million of net product sales for the year ended December 31, 2001 and 2000, respectively. Accounts receivable from these wholesalers totaled $6.6 million and $18.1 million at December 31, 2001 and 2000, respectively. The Company’s largest customer accounted for 34% and 30% of net product sales for the year ended December 31, 2001 and the period ended December 31, 2000, respectively and 12% and 50% of the gross accounts receivable balance as of December 31, 2001 and 2000, respectively.

5.     Other Current Assets

      Other current assets were comprised of the following —

	December 31

	2001	2000

	(In thousands)

Due from Lilly	$10,240	$11,155

Due from Novartis	19,819	8,589

Other	4,584	3,527

Total	$34,643	$23,271

6.     Fixed Assets

      Fixed assets consisted of the following —

	December 31

	2001	2000

	(In thousands)

Computer and Office Equipment	$1,295	$351

Furniture and Accessories	830	212

Building and Leasehold Improvements	246	108

Vehicles	33	33

Gross fixed assets	2,404	704

Less: accumulated depreciation	(436)	(54)

Fixed assets, net	$1,968	$650

RELIANT PHARMACEUTICALS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.     Accounts Payable

      As of December 31, 2001 and 2000, the accounts payable balance consisted primarily of amounts payable to Lilly and Novartis for the purchase of finished product and product samples.

8.     Accrued Expenses

      Accrued expenses were comprised of the following —

	December 31

	2001	2000

Managed care and Medicaid rebates	$30,409	$8,782

Accrued contract loss reserve (see Note 3)	30,000	—

Contract sales force expenses	17,112	9,553

Research and development expenses	7,218	194

Other	13,333	6,786

Total	$98,072	$25,315

9.     Notes Payable

      Effective June 29, 2001, the Company obtained a two-year revolving line of credit (the “Revolver”) with a credit limit of $20.0 million. The lending formula of the Revolver is currently 85% of qualifying receivables, subject to certain limitations. During 2001, the Company borrowed up to $19.9 million on the Revolver. At December 31, 2001, there were no outstanding balances under the Revolver. Interest on amounts outstanding under the Revolver accrued at 1% per annum above the prime rate, as determined by a major bank. The Company is liable for an unutilized loan fee of 0.37% per annum of the difference between the credit limit and the average outstanding loan amount calculated on a monthly basis. The lender has a first priority security interest in the Company’s accounts receivable from its customers. Interest expense on the Revolver for the period ended December 31, 2001, was approximately $180,000.

      On July 30, 2001 the Company obtained from certain existing members or affiliates thereof (the “Lenders”), an $80.0 million bridge loan facility in the form of two secured demand promissory notes of $40.0 million each (the “Bridge Loan”). Interest on the Bridge Loan accrued at an initial rate of 10% per annum and automatically increased by an additional 2% every three months following the initial draw. Interest compounded quarterly and was payable in arrears on the last day of the calendar quarter. The outstanding amount on the Bridge Loan is payable in full on demand. The holders of the Bridge Loan have a first priority security interest in certain property and assets of the Company. On December 16, 2001, the Company had approximately $54.0 million outstanding on the Bridge Loan. On December 17, 2001, $50.0 million of the outstanding balance on the Bridge Loan was exchanged for Series C Convertible Preferred Units (as defined below) of the Company at a price per Series C Convertible Preferred Unit of $20. The Company repaid the remaining $4.0 million balance outstanding on the Bridge Loan with proceeds from the Series C Financing transaction (see Note 12).

      In conjunction with the Series C Financing, the Company issued to the Lenders warrants to purchase a total of up to 833,334 Common Units at a purchase price per unit of $0.01, as a consideration for the exchange of $50.0 million in Bridge Loan for Series C Units. The lenders also agreed to keep available to the Company $30.0 million in Bridge Loan capacity and to reduce the Bridge Loan interest rate to 2% above the prime lending rate (the prime lending rate was 4.75% as of December 31, 2001) (see Note 12). The terms of the two demand promissory notes were amended to expire on February 28, 2003. The warrants may be exercised at any time up to the expiration date of December 18, 2006. Interest expense on the Bridge Loan for the period ended December 31, 2001, was approximately $1.7 million.

RELIANT PHARMACEUTICALS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

      During 2000, the Company received a $1.0 million loan from BCC, which was repaid in 2000 with proceeds from the Series B Financing (see Note 12). The interest rate of 6.53% on the loan is the IRS’ Applicable Federal Rate (AFR) for June 2000. Interest expense on this loan for the period ended December 31, 2000, was approximately $4,500.

10.     Other Current Liabilities

      As of December 31, 2000, other current liabilities represented license payments to be made by the Company to Novartis pursuant to the license agreement relating to the DynaCirc® brands and the promotion agreement relating to the Lescol® brands. These amounts were paid during 2001.

11.     Commitments and Contingencies

Operating Leases

      The Company leased approximately 12,800 square feet of office space in Bridgewater, New Jersey under a sublease through December 31, 2001. On June 30, 2001, the Company was released from its obligations under the sublease. In February 2001, the Company entered into a lease agreement, which expires in June 2011, for approximately 52,400 square feet of office space in Liberty Corner, New Jersey. The Company provided a security deposit in the form of an irrevocable letter of credit issued by Bank One, NA for the benefit of the landlord in the amount of approximately $2.0 million. The letter of credit was applied for by Diversified Capital, L.P. (a related party) on behalf of the Company. As such, Diversified Capital is responsible to Bank One, NA for reimbursement obligations. In connection with the foregoing, the Company has agreed to (i) reimburse Diversified Capital for any amounts that Diversified Capital is required to pay over to Bank One, NA and (ii) pay Diversified Capital customary fees. The Company’s payment obligations to Diversified Capital are collateralized by a cash deposit equal to the face amount of the letter of credit. Such deposit is included in other long-term assets as at December 31, 2001. In addition, the Company leases vehicles, office equipment and other assets used in the operation of the business under operating leases. Certain leases provide that the Company pays for taxes, maintenance, insurance and other expenses.

      The approximate minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2001 are:

(In thousands)

2002	$1,769

2003	1,742

2004	1,668

2005	1,645

2006	1,797

After 2006	8,029

Total	$16,650

      Rental expense amounted to approximately $1.6 million, $281,000 and $18,000 for the years ended December 31, 2001 and 2000, and for the period from Inception (August 31, 1999) through December 31, 1999, respectively.

Other Commitments

      Pursuant to various agreements, the Company has purchase commitments totaling $57.5 million for trade products and samples (which includes the $30 million loss on Axid® inventory purchase commitment

RELIANT PHARMACEUTICALS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

(see Note 3)) and obligations to provide at least $155.0 million of promotional, selling and marketing support.

      The Company also has contractual arrangements with pharmaceutical product development companies and clinical research organizations to design formulations and perform clinical trials with respect to compounds under development. Pursuant to these contractual agreements, the Company has funding commitments totaling $609,000 through December 2002.

      As of December 31, 2001, aggregate minimum commitments (excluding leases), by year, related to such contractual arrangements are as follows:

(In thousands)

2002	$98,084

2003	40,000

2004	40,000

2005	35,000

Total	$213,084

      The Company is contractually obligated to pay $4.6 million in the aggregate upon the achievement of specific milestones in clinical research and development programs.

      In addition, provided Novartis satisfies certain contractual obligations, the Company will be required to pay Novartis $12.5 million in connection with the exercise of its option to purchase all of Novartis’ rights related to the DynaCirc® brands (see Note 3).

Legal Proceedings

      The Company received letters dated April 27, 2001 and June 4, 2001 from counsel to the Fountainhead Group LLC (“TFG”), claiming compensation for investment banking services allegedly rendered by TFG. On December 20, 2001, TFG and Joel C. Newman served a complaint on the Company, Joseph Krivulka and Stefan Aigner as defendants making a demand for payment of a finder’s fee in relation to services allegedly provided by TFG as well as damages in the amount of $5.5 million (the “Services”). Management of the Company believes that this complaint is without merit and intends to vigorously defend the claims. Although the outcome of the aforementioned complaint cannot be predicted with certainty, in the opinion of management, the outcome is not expected to have a material adverse effect on the Company’s results of operations, cash flows, or financial position.

      From time to time, the Company may be involved in various legal proceedings and other regulatory matters arising in the normal course of business. At December 31, 2001, the Company was not involved in any proceedings that it believes would have a material adverse effect on the Company’s results of operations, cash flows, or financial position.

12.     Redeemable Preferred LLC Units

      In April 2000, BCC converted the Note into 425,000 shares of Series A Preferred Stock, which were subsequently converted to 425,000 Series A Preferred Units (the “A Units”) upon the conversion of the Company to an LLC (see Note 1).

      In July 2000, the Company accepted subscriptions for 13,500,000 Series B Preferred Units (the “B Units”) at a price of $10 per unit pursuant to a private placement (the “Series B Financing”). Under the subscription agreement, 50% of the B Unit proceeds were drawn and paid in July 2000 with the balance subject to a capital draw notice by the Company. The Company made a capital draw on the

RELIANT PHARMACEUTICALS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

remaining 50% in December 2000. At December 31, 2001, the Company had subscriptions receivable totaling approximately $1.1 million, which included a $1.0 million note from a Founder. The interest rate on this note is the prime rate as determined by a major bank (4.75% at December 31, 2001).

      In December 2001, the Company accepted subscriptions for $150.0 million of its Series C Convertible Preferred Units (“C Units”) (the “Series C Financing”). The financing was comprised of the receipt of a cash payment of $100.0 million from a publicly traded entity and an exchange of an aggregate of $50.0 million of the outstanding balance on the Bridge Loan (see Note 9). The Company may issue and sell C Units to additional purchasers at any time on or before the earlier to occur of (a) June 30, 2002 or (b) the filing of a registration statement under the Securities Act of 1933 (see Note 19). The Company incurred costs of approximately $4.6 million related to the closing of the Series C Financing, which includes $2.6 million paid to the Advisor (see Note 17). Warrants to purchase up to 833,334 Common Units of the Company at a purchase price of $0.01 per Common Unit (the “Series C Warrants”) were issued to holders of the Bridge Loan as consideration for the exchange of $50.0 million in Bridge Loan for the C Units. The fair value of the warrants as determined by an independent valuation, was approximately $8,300. The holders of the Bridge Loan also agreed to keep available to the Company $30.0 million in Bridge Loan capacity and to reduce the Bridge Loan interest rate to 2% above the prime lending rate (see Note 9). The Series C Unit proceeds net of the issuance costs and the fair value of the warrants are being accreted up to their redemption value. The accretion is being recorded as preferred dividends. The Series C Warrants expire on the earlier to occur of (a) December 18, 2006, and (b) the mutual agreement of the Holder of the warrants and the Company.

      The A, B and C Units are convertible into common units at a 1 to 1 ratio, (i) at the option of the holder, at any time, (ii) upon a Qualified IPO (as defined in the Company’s LLC Operating Agreement) or (iii) upon the occurrence of certain other specified events. The conversion price shall initially be $10 for the A and B Units and $20 for the C Units. The conversion price is subject to adjustment pursuant to the Company’s LLC Operating Agreement for distributions made in Common Units, subdivision or splitting its Common Units and the issuance of Common Units or options or warrants for Common Units at a price per unit that is less than the applicable conversion price.

      The A, B and C Units have voting rights equal to the largest number of whole common units into which each respective Unit is convertible. The C Units rank senior to the A, B and Common Units. The A and B Units rank equally and rank senior to the Common Units.

      The A, B and C Units are entitled to receive a preferred return at an annual rate of 8.5%, compounded quarterly, of the capital contributed to acquire each A, B and C Unit when, and if declared by the Board of Managers (the “Board”).

      Prior to December 17, 2001, the A and B Units were non-redeemable. In connection with the Series C Financing, the LLC Operating Agreement was amended to provide redemption rights to the Series A, B, and C Unit holders. At the option of the holder, fifty percent of the A, B, and C Units are redeemable on December 17, 2005 for $214.9 million and the remaining 50% are redeemable on December 17, 2006 for $229.8 million. As a result of the additional subscriptions for the Series C Convertible Preferred Units (see Note 19), the redemption values of the A, B and C Units at December 17, 2005 and December 17, 2006, increased to $221.3 million and $236.8 million, respectively.

      As defined in the Company’s Amended LLC Operating Agreement, upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (each, a “Liquidation Event”), the holders of the C Units shall be entitled, before any distribution or payment is made, to be paid an amount equal to their liquidation preference (the “Series C Liquidation Preference Cap”). Once the C Unit holders have been paid, to the extent proceeds are available, the A and B Units shall be entitled to be paid, in accordance with their proportionate ownership of their respective units, an amount equal to three

RELIANT PHARMACEUTICALS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

times the sum of $10 per Unit plus all accumulated and unpaid preferred returns, to the date of final distribution (the “Series A/ B Liquidation Preference Caps”) before any distribution or payment is made upon any unit ranking junior to the respective units; provided, however, that in the event the unit holders would realize proceeds in excess of the sum of the Series A/ B Liquidation Preference Caps and the Series C Liquidation Preference Cap, in connection with a Liquidation Event, the A, B and C Units shall automatically convert into Common Units at the then applicable conversion price.

      If a proposed liquidation event was initiated but not effective by December 17, 2003 due to certain circumstances as defined in the Amended LLC Operating Agreement, then holders of C Units who are not also A and B Unit holders (“New Holders”) may, upon the request of New Holders holding not less than 50% of the Series C Preferred Units then held by the New Holders, request and the Company shall redeem 33.33% of the then outstanding C Units held by such holders requesting redemption on December 17, 2003 and the remaining C Units on December 17, 2004.

13.     Common LLC Units

      In connection with the conversion to an LLC (see Note 1), and upon exercise of the Founder’s LLC Warrant, BCC received 2,181,116 Common Units in the Company. Similarly, pursuant to the Plan of Conversion, the Founders (excluding BCC) collectively received 1,650,543 restricted Common Units. Of the 1,650,543 Common Units issued to the remaining Founders, 434,353 were fully vested upon issuance and 1,216,190 vest over a four-year period beginning September 1, 1999. Of the restricted units subject to vesting, at December 31, 2001, 608,095 were fully vested and 608,095 remain subject to vesting.

14.     Equity Incentive Plan

      The Company has granted options to employees under an Equity Incentive Plan (the “Plan”) to purchase Common Units in the Company. Options granted under the Plan are granted at an exercise price per unit not less than the estimated fair market value of the Unit at the date of grant and have a maximum term of ten years. Options granted under the Plan generally vest ratably over four years on the anniversary of the grant date. All options have been granted at an exercise price of $10 per unit.

      The Company has made available to certain employees, who have been or may in the future be granted options, a loan in the amount of 100% of the total exercise price up to a maximum amount of $1.0 million to effect the early exercise of all or a portion of such option holders’ options. These loans provide for exercise with 50/50 recourse/nonrecourse notes, bearing interest at the prime rate (4.75% as at December 31, 2001). The loans are full recourse with respect to interest. In 2001, 387,700 options were exercised in the amount of approximately $3.9 million, with the full exercise price of these options being paid for through loans from the Company to employees. At December 31, 2001, $25,000 of these loans was repaid.

RELIANT PHARMACEUTICALS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The activity under the Plan is as follows:

Plan
Options

Options outstanding, January 1, 2000	—

Granted 2000	561,100

Cancelled 2000	—

Options outstanding, December 31, 2000	561,100

Granted 2001	1,224,550

Exercised 2001	(387,700)

Cancelled 2001	(27,000)

Options outstanding, December 31, 2001	1,370,950

      At December 31, 2001, 212,125 options were vested and 1,158,825 were unvested. At December 31, 2001 and 2000, the weighted average remaining life of options outstanding was 9.3 years and 9.4 years, respectively.

      The Company does not recognize compensation cost for its Plan. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, there would have been no effect on the net loss of the Company for the years ended December 31, 2001 and 2000.

      Compensation cost was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Twelve Months
	Ended
	December 31

	2001	2000

Expected dividend	0.0%	0.0%

Risk-free interest rate	4.84%	5.16%

Expected volatility	0.0%	0.0%

Expected life (in years)	6.6	6.7

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company has used a volatility of zero, as there is no market for the Company’s Units and there have not been any fluctuations in the estimated fair value of the underlying Common Units since the inception of the Plan. In management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. This is a result of the fact that the Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

15.     Employee Agreements

      The Company has entered into employment agreements with certain officers and employees of the Company. The agreements provide for salaries aggregating approximately $2.2 million on an annualized basis. The agreements also have termination clauses that, under certain circumstances, entitle the employee to receive severance benefits upon termination. Certain agreements provide for bonus payments upon the achievement of specified quantitative and qualitative targets.

RELIANT PHARMACEUTICALS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

16.     Board Consulting and Non-Compete Agreements

      In May 2000, consulting agreements, that include non-compete provisions, were entered into between the Company and each of the following individuals: Jack L. Bowman, Herbert Conrad, Irwin Lerner, David V. Milligan, and Gerald Cohn. The consulting fee payments for the years ended December 31, 2001 and 2000 were $490,000 and $540,000, respectively. Concurrent with the commencement of his employment as chief executive officer, the consulting agreement between the Company and Irwin Lerner was terminated. The employment agreement with Irwin Lerner lapsed on December 31, 2001. For each calendar year during the consulting period in which the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow targets for acquired products and developed products, as set by the Board of Managers (the “Board”), are satisfied, the Company shall pay a bonus of $100,000 to each consultant. For each calendar year in which the Company’s EBITDA and free cash flow targets for acquired products and developed products, as set by the Board, are exceeded by 25 percent or more, the Company shall pay an additional bonus of $100,000 to each consultant. For the years ended December 31, 2001 and 2000, bonus payments of $400,000 and $1.08 million respectively, were made.

17.     BCC BD Arrangements

      Bay City Capital BD LLC (the “Advisor”), a related party, provides the Company with (i) business advice and (ii) financial advisory services in connection with defined business transactions involving the acquisition or disposition by the Company of pharmaceutical and/or biotechnology related assets and general corporate acquisition/divestiture transactions. The Advisor is providing the services for a three-year period that commenced in September 1999 pursuant to an arrangement order. Either party may terminate the arrangement upon ninety days prior notice. The Company pays the Advisor a monthly fee of $25,000 as compensation for services and reimburses the Advisor for related business expenses incurred. For each of the years ended December 31, 2001 and 2000, the Company had charged $300,000 to expense, respectively, for the Advisor’s service fee. Additionally, the Company has agreed under specified conditions to pay the Advisor two percent (2%) of the total consideration (the “Fee”) with respect to general corporate acquisition/divestiture transactions. In consideration for an advance of $1.0 million in 2001, the Advisor has agreed to reduce the Fee to 0.8% of the total consideration. Such advance is nonrefundable, but will be credited against future fees that may become due up to $1.0 million. Since the amount is nonrefundable, the amount was expensed in 2001. As of December 31, 2001, the Company had not incurred a liability for the Fee.

      In December 2001, in connection with closing the Series C Financing, the Company paid the Advisor $2.6 million for their services in relation to the financing.

18.     401(k) Employee Benefit Plan

      Effective May 29, 2001 the Company established the Reliant Pharmaceuticals 401(k) Plan (the “Plan”) for all eligible employees. Employees can elect to defer up to 15% of their compensation on a pretax basis, subject to maximum limits as set forth by the IRS. The Company may, but is not required to, provide matching contributions to be determined each year by the Company’s Board. All employee contributions are 100% vested. Employer contributions vest over a three-year period beginning with the employee’s full-time date of hire. The Company made no matching contributions during 2001.

RELIANT PHARMACEUTICALS, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

19.     Events Subsequent to December 31, 2001

Financing Activities

      On February 4, 2002, the Company accepted subscriptions for approximately $9.3 million of additional Series C Convertible Preferred Units pursuant to a rights offering to existing members.

Sales Force Rollover

      On February 5, 2002, the Company announced that it had exercised its option to convert its contracted sales force, who are currently employed by Ventiv Health, Inc., to full-time Reliant employees as of April 1, 2002.

Exhibit Index

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

3.2	Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

4.1	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)

4.2	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)

4.3	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended (File No. 333-31354).)

10.1	Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant’s Registration Statement on Form S-8 (File No. 33-44752).)+

10.2	Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)+

10.3	1991 Restricted Common Stock Award Plan. (Incorporated by reference to Exhibit 4.2(a) to the Registrant’s Registration Statement on Form S-8 (File No. 33-58330).)+

10.4	1992 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 33-54932).)+

10.5	Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)+

10.6	Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.) +

10.7	1999 Stock Option Plan. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

10.8	Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.9	Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.10	Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997.)

10.10(a)	First Amendment of Lease, dated June 9, 1997, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997.)

10.11	Product Development Agreement, dated as of March 6, 1992, between Alkermes Clinical Partners, L.P. and the Registrant. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.12	Purchase Agreement, dated as of March 6, 1992, by and among the Registrant and each of the Limited Partners, from time to time, of the Partnership. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.13	Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.13(a)	Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992. (Incorporated by reference to Exhibit 10.22(a) to the Registrant’s Registration Statement on Form S-4, as amended (File No. 33-54932).)

10.13(b)	Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993. (Incorporated by reference to Exhibit 10.22(b) to the Registrant’s Registration Statement on Form S-3, as amended (File No. 33-64964).)

10.14	Class A Note of Alkermes Development Corporation II, dated April 10, 1992, to PaineWebber Development Corporation in the amount of $100.00. (Incorporated by reference to Exhibit 10.24 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.15	License Agreement, dated as of April 14, 1999, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)*

10.16	Manufacture and Supply Agreement, entered into April 5, 2001, by and between Alkermes, Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)**

10.17	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (United States) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)***

10.18	License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except United States) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)***

10.19†	Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc., Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc.§

10.19(a)†	Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc.§

10.19(b)†	Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc.§

10.20	Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc., as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)*

10.21	Letter Agreement, dated September 27, 1996, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutic Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.22(a)	Second Loan Supplement and Modification Agreement, dated as of March 19, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.29(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)

10.22(b)	Third Loan Supplement and Modification Agreement, dated as of September 24, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.23	Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutic Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.24	Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.25	Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.26	Environmental Indemnity Agreement, dated as of September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.27	Promissory Note, dated March 19, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)

10.28	Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($11,000,000). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.29	Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($9,000,000). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.30	Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)+

10.31	Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.32	Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and each of Raymond T. Bartus, J. Duncan Higgons, James L. Wright, James M. Frates and Michael J. Landine and dated as of June 27, 2001, between Alkermes, Inc. and David A. Broecker. (Form of agreement incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.33	Employment Agreement, dated December 22, 2000 by and between David A. Broecker and the Registrant. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)+

10.34	Agreement and Plan of Merger, dated as of March 20, 2002, by and among Alkermes, Inc., New Alkermes, Inc. Adams Acquisition Sub, Inc. Revere Acquisition Sub, LLC and Reliant Pharmaceuticals, LLC. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated March 20, 2002.)

10.35†	Amendment, dated as of April 29, 2002, to the Agreement and Plan of Merger, dated as of March 20, 2002, by and among Alkermes, Inc., New Alkermes, Inc. Adams

Acquisition Sub, Inc. Revere Acquisition Sub, LLC and Reliant Pharmaceuticals, LLC.

21†	Subsidiaries of the Registrant.

23††	Consent of Deloitte & Touche LLP.

99.1††	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.

99.2††	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

**	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 27, 2001. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

§	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed July 1, 2002. Such provisions have been separately filed with the Commission.

+	Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.

†	Filed with original Form 10-K on July 1, 2002.

††	Filed herewith.