Form 10-Q/A
period 2002-06-30
ALKERMES INC
filed 2002-11-14
CIK 874663

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

ALKERMES, INC. AND SUBSIDIARIES

(2)

Explanatory Note

     The Registrant is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 to include summarized financial information with regard to a fifty percent or less owned person accounted for by the equity method by the Registrant in the notes to its financial statements. Accordingly, in this Form 10-Q/A, the Registrant is amending Note 4 to its Notes to Consolidated Financial Statements included in Item 1 to reflect such summarized financial information. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

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

Summarized financial information related to Reliant for the three-month period ended March 31, 2002 is as follows:

(In thousands)
Revenues	$58,609
Costs and expenses	88,461
Net loss	(29,644)

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

(9)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES, INC. (Registrant)

Date: November 14, 2002	By:	/s/ James M. Frates

James M. Frates Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Richard F. Pops, certify that:

1.	I have reviewed this amendment no. 1 to the quarterly report on Form 10-Q/A of Alkermes, Inc.;

2.	Based on my knowledge, this Amendment No. 1 to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to the quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to the quarterly report.

Date:	November 14, 2002	/s/ Richard F. Pops Richard F. Pops Chief Executive Officer

CERTIFICATIONS

I, James M. Frates, certify that:

1.	I have reviewed this amendment no. 1 to quarterly report on Form 10-Q/A of Alkermes, Inc.;

2.	Based on my knowledge, this Amendment No. 1 to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to the quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to the quarterly report.

Date:	November 14, 2002	/s/ James M. Frates James M. Frates Chief Financial Officer

(10)

Exhibit Index

Exhibit
Number	Description

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001).

3.2	Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001).

4.1	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-40250)).

4.2	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 1999).

5.3	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3, as amended (File No. 333-31354)).

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.

(11)