Form 10-Q
period 2002-09-30
ALKERMES INC
filed 2002-11-14
CIK 874663

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                  Yes ☒      No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 8, 2002

Common Stock, par value $.01	64,356,696
Non-Voting Common Stock, par value $.01	382,632

ALKERMES, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$12,746,397	$16,023,074
Short-term investments	58,946,147	136,323,768
Receivables from collaborative arrangements	15,321,019	19,039,706
Prepaid expenses and other current assets	2,274,483	5,249,797

Total current assets	89,288,046	176,636,345

Property, Plant and Equipment:
Land	235,000	235,000
Building	5,076,961	5,058,936
Furniture, fixtures and equipment	58,963,489	49,558,745
Leasehold improvements	30,419,474	15,016,553
Construction in progress	28,464,587	26,497,064

	123,159,511	96,366,298
Less accumulated depreciation and amortization	(39,235,129)	(34,530,467)

	83,924,382	61,835,831

Investments	9,240,130	9,126,093

Investment in Reliant Pharmaceuticals, LLC	35,126,982	94,596,536

Other Assets	6,542,066	8,155,472

Total Assets	$224,121,606	$350,350,277

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$17,929,549	$20,764,375
Accrued interest	1,002,597	1,013,521
Accrued restructuring costs	2,493,897	—
Deferred revenue	6,519,376	7,083,516
Long-term obligations — current portion	3,700,000	14,025,000

Total current liabilities	31,645,419	42,886,412

Long-Term Obligations	6,050,000	7,800,000

Convertible Subordinated Notes	200,000,000	200,000,000

Shareholders’ (Deficiency) Equity:
Capital stock, par value $.01 per share: authorized, 4,550,000 shares; none issued; includes 3,000,000 shares of preferred stock
Common stock, par value $.01 per share: authorized, 160,000,000 shares; issued, 64,334,418 and 64,225,395 shares at September 30, 2002 and March 31, 2002, respectively	643,345	642,254
Non-voting common stock, par value $.01 per share: authorized, 450,000 shares; issued, 382,632 at September 30, 2002 and March 31, 2002	3,826	3,826
Additional paid-in capital	444,831,637	444,425,742
Deferred compensation	(2,039,123)	(3,162,448)
Accumulated other comprehensive (loss) income	(47,100)	1,619,541
Accumulated deficit	(456,966,398)	(343,865,050)

Total shareholders’ (deficiency) equity	(13,573,813)	99,663,865

Total Liabilities and Shareholders’ (Deficiency) Equity	$224,121,606	$350,350,277

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenues:
Research and development revenue under collaborative arrangements	$9,471,105	$14,505,003	$19,762,496	$30,031,678

Expenses:
Research and development	28,186,162	22,592,697	52,785,835	43,302,728
General and administrative	9,196,723	6,410,854	15,212,763	11,785,132
Restructuring costs	3,681,719	—	3,681,719	—

Total expenses	41,064,604	29,003,551	71,680,317	55,087,860

Net operating loss	(31,593,499)	(14,498,548)	(51,917,821)	(25,056,182)

Other income (expense):
Interest income	1,067,939	4,216,637	2,433,875	8,741,652
Interest expense	(2,066,714)	(2,330,861)	(4,147,848)	(4,640,788)

Total other (expense) income	(998,775)	1,885,776	(1,713,973)	4,100,864

Equity in losses of Reliant Pharmaceuticals, LLC	35,256,654	—	59,469,554	—

Net loss attributable to common shareholders	$(67,848,928)	$(12,612,772)	$(113,101,348)	$(20,955,318)

Basic and diluted loss per common share	$(1.05)	$(0.20)	$(1.76)	$(0.33)

Weighted average number of common shares outstanding	64,317,587	63,399,285	64,289,400	63,318,533

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(113,101,348)	$(20,955,318)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and other noncash expenses	6,396,505	5,262,634
Equity in losses of Reliant Pharmaceuticals, LLC	59,469,554	—
Restructuring costs	2,493,897	—
Noncash interest expense	—	316,430
Adjustments to other assets	—	509,232
Changes in assets and liabilities:
Receivables from collaborative arrangements	3,718,687	(9,472,870)
Prepaid expenses and other current assets	2,971,535	733,198
Accounts payable and accrued expenses	(2,824,606)	1,022,668
Deferred revenue	(564,140)	(895,871)

Net cash used by operating activities	(41,439,916)	(23,479,897)

Cash flows from investing activities:
Additions to property, plant and equipment	(26,945,822)	(7,900,394)
Proceeds from the sale of equipment	50,000	—
Purchases of available-for-sale short-term investments	(63,012,129)	(94,695,430)
Sales of available-for-sale short-term investments	139,574,812	91,843,792
Purchases of held-to-maturity short-term investments, net	—	(20,499,839)
Maturities of long-term investments, net	—	63,719,034
Decrease (increase) in other assets	12,094	(300,000)

Net cash provided by investing activities	49,678,955	32,167,163

Cash flows from financing activities:
Proceeds from issuance of common stock	512,061	2,134,515
Repayment of loan	(10,000,000)	—
Payment of long-term obligations	(2,075,000)	(2,700,000)

Net cash used by financing activities	(11,562,939)	(565,485)

Effect of exchange rate changes on cash	47,223	3,099

Net (decrease) increase in cash and cash equivalents	(3,276,677)	8,124,880
Cash and cash equivalents, beginning of period	16,023,074	5,923,282

Cash and cash equivalents, end of period	$12,746,397	$14,048,162

Supplementary information:
Cash paid for interest	$4,156,971	$4,256,955

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The consolidated financial statements of Alkermes, Inc. (the “Company”) for the three and six months ended September 30, 2002 and 2001 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. Such adjustments consisted of normal recurring items, approximately $2.7 million in non-recurring expenses in the second quarter related to the termination of the merger with Reliant Pharmaceuticals, LLC (“Reliant”) (See Note 4 below) and approximately $3.7 million in non-recurring restructuring expenses in the second quarter (See Note 6 below). These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended March 31, 2002, 2001 and 2000, which are contained in Amendment No. 1 to the Company's Annual Report for the year ended March 31, 2002 filed on Form 10-K/A. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. (“AIR”), Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II (“ADC II”), wholly owned subsidiaries of the Company.

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

2.    Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the shareholders’ (deficiency) equity of the Company that are excluded from net income (loss). Specifically, other comprehensive income (loss) includes unrealized holding gains and losses on the Company’s “available-for-sale” securities and changes in cumulative foreign currency translation adjustments.

2.    Comprehensive Income (Loss) (Continued)

Comprehensive income (loss) for the three and six months ended September 30, 2002 and 2001 is as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2002	September 30, 2001

Net loss	$(67,848,928)	$(12,612,772)
Foreign currency translation adjustments	5,352	14,813
Unrealized loss on marketable securities	(744,650)	(1,886,923)

Comprehensive loss	$(68,618,226)	$(14,484,882)

	Six Months	Six Months
	Ended	Ended
	September 30, 2002	September 30, 2001

Net loss	$(113,101,348)	$(20,955,318)
Foreign currency translation adjustments	55,260	4,238
Unrealized loss on marketable securities	(1,721,901)	(1,877,741)

Comprehensive loss	$(114,767,989)	$(22,828,821)

3.    Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the period. Basic net loss per share excludes any dilutive effect from stock options and the 3 3/4% Convertible Subordinated Notes due 2007 (the “3 3/4% Notes”). The Company continues to be in a net loss position and, therefore, diluted net loss per share is the same amount as basic net loss per share. Certain securities were not included in the computations of diluted net loss per share for the three and six months ended September 30, 2002 and 2001 because they would have an antidilutive effect due to net losses for such periods. These securities include (i) outstanding stock options and awards with respect to 12,334,949 and 9,523,679 shares of common stock in the three and six months ended September 30, 2002 and 2001 and (ii) 2,952,030 shares of common stock issuable upon conversion of the 3 3/4% Notes in the three and six months ended September 30, 2002 and 2001, respectively.

4.    Investment in Reliant Pharmaceuticals, LLC

In December 2001, the Company announced a strategic relationship with Reliant Pharmaceuticals, LLC, a privately held pharmaceutical company marketing branded, prescription pharmaceutical products to primary care physicians in the U.S.

As part of the strategic relationship, in December 2001, the Company purchased approximately 63% of an offering by Reliant of its Series C Convertible Preferred Units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100 million. The investment is being accounted for under the equity method of accounting because Reliant is organized as a

4.    Investment in Reliant Pharmaceuticals, LLC (Continued)

limited liability company which is treated in a manner similar to a partnership. Because, at the time of the Company’s investment, Reliant had an accumulated deficit from operations and a deficit in members capital, under applicable accounting rules, the Company’s share of Reliant’s losses from the date of the investment is being recognized in proportion to the Company’s percentage participation in the Series C financing, and not in proportion to its percentage ownership interest in Reliant. The Company records its equity in the income or losses of Reliant three months in arrears. Reliant is a privately held company over which the Company does not exercise control and it relies on the unaudited financial statements prepared by Reliant and provided to the Company to calculate its share of Reliant’s losses in the Company’s consolidated statements of operations. The Company anticipates that Reliant will have substantial net losses through 2003, and accordingly, recorded its 63% share of such losses in its consolidated financial statements beginning in the quarter ended March 31, 2002.

Summarized financial information of Reliant for the three and six months ended June 30, 2002 is as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2002	June 30, 2002

Revenues	$42,159	$100,769
Costs and expenses	89,353	177,814
Net Loss	(47,048)	(76,692)

In connection with the Company’s $100 million equity investment in Reliant, the Company is in the process of allocating its proportionate share of the assets acquired and liabilities assumed in accordance with the guidance set forth in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The Company took a $2.7 million noncash charge for in-process research and development through the Consolidated Statements of Operations under the caption “Equity in losses of Reliant Pharmaceuticals, LLC” in fiscal 2002. The $2.7 million noncash charge is related to management’s current estimate of the amount of the purchase price to be allocated to in-process research and development. This analysis of the purchase price allocation is preliminary and the amount of in-process research and development is subject to future adjustment.

Termination of Proposed Merger Transaction with Reliant

On March 20, 2002, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliant. On August 14, 2002, the Company and Reliant announced the mutual termination of the Merger Agreement. The companies agreed to terminate due to general market conditions. There were no payments triggered by the mutual termination and each company will bear its own legal and transaction fees. As a result of the termination of the Merger Agreement, the Company expensed approximately $2.7 million in the three months ended September 30, 2002 of deferred merger costs.

5.    Minimum Revenue Agreement

In August 2002, the Company announced the regulatory approval and expected commercial launch of Risperdal Consta™ in Germany and the United Kingdom. Under the Company’s agreements with Janssen Pharmaceutica, Inc. (“Janssen”) and based on the foregoing, certain minimum revenues relating to the Company’s sales of Risperdal Consta under a manufacturing and supply agreement are to be paid by Janssen to the Company in minimum annual amounts for up to ten years beginning in calendar 2003. The actual amount of such minimum revenues will be determined by a formula and are currently estimated to aggregate approximately $150 million. The minimum revenue obligation will be satisfied upon receipt by the Company of revenues relating to the sales of Risperdal Consta equaling such aggregate amount of minimum revenues.

6.    Restructuring of Operations

On August 26, 2002, the Company announced a restructuring program to reduce its cost structure as a result of the Company’s expectations regarding the financial impact of a delay in the U.S. launch of Risperdal Consta by its partner Janssen. The restructuring program reduced the Company’s workforce by 122 employees, representing 23% of its total workforce and includes plans for consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of the Company’s medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and reductions of other expenses. The workforce reductions were made across all functions of the Company. Under the restructuring plan, the Company is focusing its development activities on those programs that are in the later stages of clinical development and those programs that involve the most productive collaborations. The Company is moving aggressively forward in evaluating and prioritizing the programs that offer the greatest commercial potential.

In connection with the restructuring program, the Company recorded a charge of approximately $3.7 million in the Consolidated Statements of Operations in the quarter ended September 30, 2002, which consisted of approximately $1.5 million in employee separation costs, including severance and related benefits, and approximately $2.2 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee and the length of time it will take to sublease certain of the Company’s facilities. As of September 30, 2002, the Company had paid out approximately $978,000 and $210,000 in employee separation costs and facility closure costs, respectively.

The employee separation costs and the facility consolidation and closure costs were accrued under Emerging Issues Task Force (“EITF”) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”

Pursuant to the restructuring plan, the following charges and payments have been recorded during the quarter ended September 30, 2002:

	Balance,		Payments	Balance,
	June 30,	Charge for	for the	September 30,
Type of Liability	2002	the Period	Period	2002

Employee termination benefit costs	$—	$1,461,881	$(977,845)	$484,036
Facility closure costs	—	2,219,838	(209,977)	2,009,861

Total	$—	$3,681,719	$(1,187,822)	$2,493,897

7.    Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This statement is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds Statement No. 4, which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify those gains and losses. SFAS No. 145 also amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company adopted this statement effective April 1, 2002 and the adoption did not have an impact on its financial statements and result of operations.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption will have a material impact on its financial statements and result of operations. The restructuring charge recorded in the Consolidated Statements of Operations in the quarter ended September 30, 2002 was, and any future charges or credits related to the restructuring program undertaken on August 26, 2002 will also be, accounted for under the guidance set forth in EITF Issue No. 94-3.

8.    Subsequent Event

On November 7, 2002, the Company announced that it had filed registration statements with the Securities and Exchange Commission relating to a proposed exchange offer involving holders of its currently outstanding 3.75% Convertible Subordinated Notes due 2007. In the proposed exchange offer, Alkermes will offer up to $115 million aggregate principal amount of its new 6.52% Convertible Senior Subordinated Notes due 2009 for up to an aggregate principal amount of $200 million of its currently outstanding 3.75% convertible notes. In addition, Alkermes will offer to the holders of its existing notes that participate in the exchange offer, the right to purchase for cash up to an additional $50 million of its new notes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Alkermes, Inc. (together with its subsidiaries, referred to as “we,” “us,” “our” or the “Registrant”), a Pennsylvania corporation organized in 1987, is an emerging pharmaceutical company developing products based on applying its sophisticated drug delivery technologies to enhance therapeutic outcomes. Our areas of focus include: controlled, extended-release of injectable drugs using our ProLease® and Medisorb® delivery systems, and the development of inhaled pharmaceuticals based on our proprietary Advanced Inhalation Research, Inc. (“AIR™”) pulmonary delivery system. Our business strategy is twofold. We partner our proprietary technology systems and drug delivery expertise with many of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. We have a pipeline of products in various stages of development. In addition to our Cambridge, Massachusetts headquarters, research and manufacturing facilities, we operate research and manufacturing facilities in Ohio. Since our inception in 1987, we have devoted a significant portion of our resources to research and development programs and the purchase of property, plant and equipment. At September 30, 2002, we had an accumulated deficit of $457 million. We expect to incur substantial additional operating losses over the next few years.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our development and manufacturing activities and our results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others: (i) Johnson & Johnson Pharmaceutical Research and Development, LLC (“J&J PRD”) received a non-approvable letter for Risperdal Consta™ from the FDA and there can be no assurance that the issues raised in the letter will be resolved in a timely fashion, if at all; (ii) Nutropin Depot™, Risperdal Consta and our product candidates (including our proprietary product candidate,

Vivitrex™), if approved for marketing, may not produce significant revenues and, in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (iii) our delivery technologies or product development efforts may not produce safe, efficacious or commercially viable products; (iv) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (v) we may be unable to manufacture our first products, Nutropin Depot and Risperdal Consta, or to manufacture future products, on a commercial scale or economically; (vi) after the completion of clinical trials and the submission to the FDA of a New Drug Application (“NDA”) for marketing approval and to other health authorities as a marketing authorization application, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays, or such authorities could refuse to approve the product at all; (vii) clinical trials are a time-consuming and expensive process; (viii) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (ix) we could lose our entire investment in Reliant Pharmaceuticals, LLC (“Reliant”); (x) we depend on others to market and sell our products and product candidates; (xi) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xii) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xiii) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xiv) we will need to spend substantial funds to become profitable and will, therefore, continue to incur losses for the foreseeable future; (xv) and we will need to raise substantial additional funding to continue research and development programs and clinical trials and could incur difficulties or setbacks in raising such funds.

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

Revenue Recognition — Research and development revenue consists of non-refundable research and development funding under collaborative arrangements with various corporate partners. Research and development funding generally compensates us for formulation, preclinical and clinical testing related to the collaborative research programs, and is recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the corporate partner is obligated to pay and when no future performance obligations exist.

Fees for the licensing of product rights on initiation of collaborative arrangements are recorded as deferred revenue upon receipt and recognized as income on a systematic basis (based upon the timing and level of work performed or on a straight-line basis if not otherwise determinable) over the period that the related products or services are delivered or obligations as defined in the agreement are performed. Revenue from milestone or other upfront payments is recognized as earned in accordance with the terms of the related agreements. These agreements may require deferral of revenue recognition to future periods. For the three and six months ended September 30, 2002, there were estimates made in connection with upfront fees paid under license agreements that were immaterial to the overall revenues earned and there were immaterial estimates made for research and development expenses.

Equity Method Investment in Reliant — In connection with the $100 million equity investment in Reliant in December 2001, we recorded a $2.7 million noncash charge in fiscal 2002 for in-process research and development based on management’s estimate at the time of the investment, which is subject to adjustment (see “Results of Operations” below).

Research and Development Expenses — Our research and development expenses include salaries and related benefits, laboratory supplies, temporary help costs, external research costs, consulting costs, occupancy costs, depreciation expense and other allocable costs directly related to its research and development activities. Research and development expenses are incurred in conjunction with the development of our technologies, proprietary product candidates, collaborators’ product candidates and in-licensing arrangements. External research costs relate to toxicology studies, pharmacokinetic studies and clinical trials that are performed under contract by external companies, hospitals or medical centers for us. All such costs are charged to research and development expenses as incurred.

Restructuring of Operations — On August 26, 2002, we announced a restructuring program to reduce our cost structure as a result of our expectations regarding the financial impact of a delay in the U.S. launch of Risperdal Consta by our partner Janssen. The restructuring program reduced our workforce by 122 employees, representing 23% of our total workforce and includes plans for consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of our medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and reductions of other expenses. The workforce reductions were made across all functions of the Company. Under the restructuring plan, we are focusing our development activities on those programs that are in the later stages of clinical development and those programs that involve the most productive collaborations. We are moving aggressively forward in evaluating and prioritizing the programs that offer the greatest commercial potential.

In connection with the restructuring program, we recorded a charge of approximately $3.7 million in the Consolidated Statements of Operations in the quarter ended September 30, 2002, which consisted of approximately $1.5 million in employee separation costs, including severance and related benefits, and approximately $2.2 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee and the length of time it will take to sublease certain of our facilities. As of September 30, 2002, we had paid out approximately $978,000 and $210,000 in employee separation costs and facility closure costs, respectively.

Results of Operations

The net loss for the three and six months ended September 30, 2002 in accordance with generally accepted accounting principles was $67.8 and $113.1 million or $1.05 and $1.76 basic and diluted loss per common share. The net loss in accordance with generally accepted accounting principles for the three and six months ended September 30, 2001 was $12.6 and $21.0 million or $0.20 and $0.33 basic and diluted loss per common share. The net loss for the three and six months ended September 30, 2002, excluding $35.3 million and $59.5 million in noncash charges related to our share of the losses in Reliant, was $32.6 and $53.6 million or $0.51 and $0.83 basic and diluted loss per common share. The increase in the net loss, excluding our loss in Reliant, was primarily the result of restructuring costs as well as an increase in research and development and general and administrative expenses as we continue to advance our proprietary product candidates and our collaborators’ product candidates through development and clinical trials and prepare for commercialization. The increased loss also reflected a decrease in revenues as our Risperdal Consta™ program evolves from a development stage project into a commercial program.

Our research and development revenue under collaborative arrangements for the three and six months ended September 30, 2002 was $9.5 and $19.8 million compared to $14.5 and $30.0 million for the corresponding periods of the prior year. The decrease for the three and six months ended September 30, 2002 was the result of a milestone payment received during the three months ended June 30, 2001 as well as decreased funding from Janssen Pharmaceutica, Inc. (“Janssen”) during the three and six months ended September 30, 2002 as the Risperdal Consta project evolves from a development stage project into a commercial program. See “Results of Operations- Risperdal Consta” for further information on the status of Risperdal Consta. The decrease in research and development funding was partially offset by an increase in research and development funding earned under certain other collaborative agreements.

Total operating expenses increased to $41.1 and $71.7 million for the three and six months ended September 30, 2002 from $29.0 and $55.1 million for the three and six months ended September 30, 2001. The increase was due in part to restructuring costs of $3.7 million taken in the quarter ended September 30, 2002 as well as increases in research and development expenses and general and administrative expenses, which are discussed below.

On August 26, 2002, we announced a restructuring program to reduce our cost structure as a result of our expectations regarding the financial impact of a delay in the U.S. launch of Risperdal Consta by our partner Janssen. The restructuring program reduced our workforce by 122 employees, representing 23% of our total workforce and includes plans for consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of our medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and reductions of other expenses. The workforce reductions were made across all functions of the Company. Under the restructuring plan, we are focusing our development activities on those programs that are in the later stages of clinical development and those programs that involve the most productive collaborations. We are moving aggressively forward in evaluating and prioritizing the programs that offer the greatest commercial potential.

In connection with the restructuring program, we recorded a charge of approximately $3.7 million in the Consolidated Statements of Operations in the quarter ended September 30, 2002, which consisted of approximately $1.5 million in employee separation costs, including severance and related benefits, and approximately $2.2 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee and the length of time it will take to sublease certain of our facilities. As of September 30, 2002, we had paid out approximately $978,000 and $210,000 in employee separation costs and facility closure costs, respectively.

The employee separation costs and the facility consolidation and closure costs were accrued under Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”

Pursuant to the restructuring plan, the following charges and payments have been recorded during the quarter ended September 30, 2002:

	Balance,		Payments	Balance,
	June 30,	Charge for	for the	September 30,
Type of Liability	2002	the Period	Period	2002

Employee termination benefit costs	$—	$1,461,881	$(977,845)	$484,036
Facility closure costs	—	2,219,838	(209,977)	2,009,861

Total	$—	$3,681,719	$(1,187,822)	$2,493,897

We expect to substantially complete our restructuring program by the end of fiscal 2003. If our restructuring program is implemented in the manner and on the timeline we intend, we expect to realize expense savings of approximately $20 to $25 million in fiscal 2003. However, we cannot assure you that our restructuring program will achieve all of the cost and expense reductions and other benefits we anticipate or that the plan will be completed on the timetable anticipated.

Research and development expenses for the three and six months ended September 30, 2002 were $28.2 and $52.8 million as compared to $22.6 and $43.3 million for the corresponding periods of the prior year. The increase in research and development expenses for the three and six months ended September 30, 2002 as compared to the three and six months ended September 30, 2001 was mainly the result of increases in personnel and external research expenses as we advance our proprietary product candidates and our collaborators’ product candidates through development and clinical trials and prepare for commercialization. There was also an increase in occupancy costs as we continue to expand certain facilities in both Massachusetts and Ohio. As discussed above, on August 26, 2002, we announced a restructuring program to reduce our cost structure. The restructuring program reduced our workforce and includes plans for consolidation and closure of certain leased facilities and reductions of other expenses. We are focusing our development activities on those programs that are in the later stages of clinical development and those programs that involve the most productive collaborations and therefore we continue to expect an increase in research and development expenses during fiscal 2003 as compared to fiscal 2002.

Below is a summary of our key proprietary and collaborators’ product candidates and their respective stages of clinical development.

Product		Phase of Clinical
Candidate	Indication	Development (1)

Nutropin Depot	Pediatric growth hormone deficiency	Marketed
Risperdal Consta	Schizophrenia	(2)
Vivitrex	Alcohol dependence	Phase III
Vivitrex	Opioid dependence	Phase II
Nutropin Depot	Adult growth hormone deficiency	Phase III
Medisorb AC2993 (Exendin-4)	Diabetes	Phase II
AIR Epinephrine	Anaphylaxis	Phase I completed
ProLease r-hFSH	Infertility	Phase I completed
AIR Insulin	Diabetes	Undisclosed
AIR hGH	Growth hormone deficiency	Phase I completed
AIR small molecule products	Respiratory disease	Phase I completed/Preclincal

(1)	“Phase I/II” clinical trials indicates that the compound is being tested in humans for safety and preliminary indications of biological activity in a limited patient population. “Phase II” clinical trials indicates that the trial is being conducted in patients and is to provide information on dosing and is testing for safety and preliminary evidence of efficacy. “Phase III” clinical trials indicates that the trial is being conducted in patients and is testing the safety and efficacy of the compound. “Preclinical” indicates that we or our partners are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in animal models or biochemical assays.

(2)	Approved in the United Kingdom, Germany, Mexico, Austria, New Zealand, Switzerland and the Netherlands. Received a non-approvable letter from the FDA. See “Results of Operations- Risperdal Consta” for further information on the status of Risperdal Consta.

General and administrative expenses for the three and six months ended September 30, 2002 were $9.2 and $15.2 million as compared to $6.4 and $11.8 million for the corresponding periods of the prior year. The increase in the three and six months ended September 30, 2002 as compared to the three and six months ended September 30, 2001 was primarily a result of the write off of $2.7 million in deferred merger costs in connection with the termination of our proposed merger transaction with Reliant, which is discussed below. There was also an increase in personnel and occupancy costs and professional fees.

Interest income for the three and six months ended June 30, 2002 was $1.1 and $2.4 million compared to $4.2 and $8.7 million for the corresponding periods of the prior year. The decrease in such income for the three and six months ended September 30, 2002 as compared to the three and six months ended September 30, 2001 was primarily the result of a lower average cash and investment balance as compared to the prior year periods as discussed in “Liquidity and Capital Resources” below. Interest income also decreased as a result of a decline in interest rates as compared to the same periods in the prior year.

Interest expense for the three months ended September 30, 2002 was $2.1 and $4.1 million as compared to $2.3 and $4.6 million for the corresponding periods of the prior year. The decrease in interest expense for the three and six months ended September 30, 2002 as compared to the three and six months ended September 30, 2001 was primarily the result of a decrease in the average outstanding debt balance as compared to the prior year periods.

In December 2001, we announced a strategic relationship with Reliant Pharmaceuticals, LLC. As part of the relationship, in December 2001, we purchased approximately 63% of an offering by Reliant of its Series C Convertible Preferred Units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100 million. The investment is being accounted for under the equity method of accounting because Reliant is organized as a limited liability company which is treated in a manner similar to a partnership. Because, at the time of our investment, Reliant had an accumulated deficit from operations and deficit in members capital, under applicable accounting rules, our share of Reliant’s losses from the date of our investment is being recognized in proportion to our percentage participation in the Series C financing, and not in proportion to our percentage ownership interest in Reliant. We record our equity in the income or losses of Reliant three months in arrears. For the three and six months ended September 30, 2002, this noncash charge amounted to $35.3 and $59.5 million. Reliant is a privately held company over which we do not exercise control and we rely on the unaudited financial statements prepared by Reliant and provided to us to calculate our share of Reliant’s losses in our consolidated statements of operations. We anticipate that Reliant will have substantial net losses through 2003, and accordingly, recorded our 63% share of such losses in our consolidated financial statements beginning in the quarter ended March 31, 2002.

In connection with our $100 million equity investment in Reliant, we are in the process of allocating our proportionate share of the assets acquired and liabilities assumed in accordance with the guidance set forth in Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. We have taken a $2.7 million noncash charge in fiscal 2002 for in-process research and development through the Consolidated Statements of Operations under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.” The $2.7 million noncash charge is related to management’s current estimate of the amount of the purchase price to be allocated to in-process research and development. This analysis of the purchase price allocation is preliminary and the amount of in-process research and development is subject to future adjustment.

Termination of Proposed Merger Transaction with Reliant

On March 20, 2002, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliant. On August 14, 2002, we and Reliant announced the mutual termination of the Merger Agreement. The companies agreed to terminate due to general market conditions. There were no payments triggered by the mutual termination and each company will bear its own legal and transaction fees. As a result of the termination of the Merger Agreement, we expensed approximately $2.7 million in the three months ended September 30, 2002 of deferred merger costs.

Risperdal Consta

In August 2001, Janssen Pharmaceutica, L.P. filed an NDA for Risperdal Consta with the FDA and similar regulatory filings have been submitted to other drug regulatory agencies worldwide. Risperdal Consta is a Medisorb long-acting formulation of Janssen’s antipyschotic drug Risperdal®. On June 28, 2002, J&J PRD, an affiliate of our collaborative partner Janssen, received a non-approvable letter for Risperdal Consta from the FDA. Johnson & Johnson has met with the FDA and is working to answer the agency’s questions. There can be no assurance that the issues raised in the FDA’s letter will be resolved on a timely basis, if at all. On August 1, 2002 and August 9, 2002, we announced that J&J PRD received approval to market Risperdal Consta in Germany and the United Kingdom, respectively. Since those dates, Risperdal Consta has been approved in several other countries and we have announced that Risperdal Consta is in late-stage regulatory review in a number of other countries. Nevertheless, the impact of the FDA’s non-approvable letter on other regulatory filings made worldwide is not known at this time. There can be no assurance that Risperdal Consta will be approved by the FDA or other regulatory agencies on a timely basis, if at all. See our Annual Report on Form 10-K for the year ended March 31, 2002, “Risk Factors — J&J PRD received a non-approvable letter for Risperdal Consta from the FDA and the future of Risperdal Consta is uncertain.”

We do not believe that inflation and changing prices have had a material impact on our results of operations.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments were approximately $71.7 million at September 30, 2002 as compared to $152.3 million at March 31, 2002. The decrease in cash and cash equivalents and short-term investments is a result of cash used to fund our operations, to acquire fixed assets and to make interest and principal payments on our indebtedness.

We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper, with the exception of our $100 million investment in Reliant. Our investment objectives for our investments, other than our investment in Reliant, are, first, to assure liquidity and conservation of capital, and second, to obtain investment income. Investments classified as long-term at September 30, 2002 consist of U.S. Government obligations held as collateral under certain letters of credit, lease and loan agreements.

All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Fair value was determined based on quoted market prices.

In November 2002, Alkermes and General Electric Capital Corporation (“GECC”) entered into a Master Lease Agreement to provide us with sale/leaseback equipment financing. On November 8, 2002, Alkermes received $6 million in equipment financing from GECC under the Master Lease Agreement. Under the terms of the Master Lease Agreement, we will make lease payments to GECC over a 36-month period beginning in December 2002.

On November 7, 2002, we announced that we had filed registration statements with the Securities and Exchange Commission relating to a proposed exchange offer involving holders of our currently outstanding 3.75% Convertible Subordinated Notes due 2007. In the proposed exchange offer, we will offer up to $115 million aggregate principal amount of our new 6.52% Convertible Senior Subordinated Notes due 2009 for up to an aggregate principal amount of $200 million of our currently outstanding 3.75% convertible notes. In addition, we will offer to the holders of our existing notes that participate in the exchange offer, the right to purchase for cash up to an additional $50 million of its our notes.

In August, we announced the regulatory approval and expected commercial launch of Risperdal Consta in Germany and the United Kingdom. Under our agreements with Janssen and based on the foregoing, certain minimum revenues relating to our sales of Risperdal Consta under a manufacturing and supply agreement are to be paid by Janssen to us in minimum annual amounts for up to ten years beginning in calendar 2003. The actual amount of such minimum revenues will be determined by a formula and are currently estimated to aggregate approximately $150 million. The minimum revenue obligation will be satisfied upon receipt by us of revenues relating to our sales of Risperdal Consta equaling such aggregate amount of minimum revenues.

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

Capital expenditures were approximately $10.3 and $26.9 million for the three and six months ended September 30, 2002, principally reflecting equipment purchases and building expansion and improvements. We expect our capital expenditures to be approximately $49 million in fiscal 2003, primarily as a result of the expansion of certain facilities in both Massachusetts and Ohio. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of our existing loans, Fleet National Bank has a security interest in certain of our assets. See our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 for our material contractual cash obligations.

We will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors. Our future capital requirements will also depend on many factors, including continued scientific progress in our research and development programs (including our proprietary product candidates), the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing facilities and of commercialization activities and arrangements and the cost of product in-licensing and any possible acquisitions.

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

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This statement is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds Statement No. 4, which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify those gains and losses. SFAS No.145 also amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We adopted this statement effective April 1, 2002 and the adoption did not have an impact on our financial statements and result of operations.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that the adoption will have a material impact on our financial statements and result of operations. The restructuring charge recorded in the Consolidated Statements of Operations in the quarter ended September 30, 2002 was, and any future charges or credits related to the restructuring program undertaken on August 26, 2002 will also be, accounted for under the guidance set forth in EITF Issue No. 94-3.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As part of our investment portfolio we own financial instruments that are sensitive to market risks. The investment portfolio, excluding our December 2001 $100 million investment in Reliant, is used to preserve our capital until it is required to fund operations, including our research and development activities. Our short-term investments and investments consist of U.S. Government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our investments, excluding our investment in Reliant, are subject to interest rate risk, and could decline in value if interest rates increase. Due to the conservative nature of our short-term investments and investments we do not believe that we have a material exposure to interest rate risk. Although our investments, excluding our investment in Reliant, are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

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

Item 4.    Controls and Procedures

As of November 4, 2002, the chief executive officer and chief financial officer evaluated Alkermes’ controls and procedures related to its reporting and disclosure obligations. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to Alkermes, including its consolidated subsidiaries, is made known to these officers by other employees of Alkermes and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There have been no significant changes in Alkermes’ internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on September 18, 2002, the holders of Common Stock approved an amendment to the 1999 Stock Option Plan to increase to 11,400,000 the number of shares issuable upon exercise of options granted thereunder, an increase of 1,500,000 shares. There were 37,188,631 votes for, and 12,234,868 votes against, the amendment of the plan, no broker non-votes and 158,114 abstentions.

Also at the Annual Meeting of Shareholders, the holders of Common Stock approved the adoption of the 2002 Restricted Stock Award Plan, which provides for awards of up to 500,000 shares of restricted stock. There were 42,615,992 votes for, and 6,851,258 votes against, the adoption of the plan, no broker non-votes and 114,363 abstentions.

Also at the Annual Meeting of Shareholders, the holders of Common Stock elected the following as directors for terms of one year expiring on the date of the 2003 Annual Meeting or until their respective successors are duly elected and shall qualify:

	Votes	Authority
Nominee	For	Withheld

Floyd E. Bloom	46,147,670	3,433,343
Robert A. Breyer	46,948,844	2,632,769
John K. Clarke	46,532,476	3,048,537
Richard F. Pops	47,335,307	2,245,706
Alexander Rich	46,143,970	3,437,043
Paul Schimmel	46,148,290	3,432,723
Michael A. Wall	46,523,767	3,057,246

Item 6.    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Number	Exhibit

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001).

3.2	Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001).

4.1	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-40250)).

4.2	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 1999).

4.3	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3, as amended (File No. 333-31354)).

10.1	1999 Stock Option Plan, as amended. †

10.2	2002 Restricted Stock Award Plan. †

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.

†	Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 6(a)of Form 10-Q.

(b) During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K, dated August 27, 2002, under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES, INC. (Registrant)

Date:	November 14, 2002	By:	/s/ Richard F. Pops Richard F. Pops Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 14, 2002	By:	/s/ James M. Frates James M. Frates Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Richard F. Pops, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alkermes, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Richard F. Pops Richard F. Pops Chief Executive Officer

CERTIFICATIONS

I, James M. Frates, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alkermes, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ James M. Frates James M. Frates Chief Financial Officer

Exhibit Index

Number	Exhibit

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001).

3.2	Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001).

4.1	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-40250)).

4.2	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 1999).

4.3	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3, as amended (File No. 333-31354)).

10.1	1999 Stock Option Plan, as amended. †

10.2	2002 Restricted Stock Award Plan. †

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.

†	Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 6(a)of Form 10-Q.

(b) During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K, dated August 27, 2002, under Item 5.