Form 10-Q
period 2002-12-31
ALKERMES INC
filed 2003-02-14
CIK 874663

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-14131

ALKERMES, INC

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      X     No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of February 7, 2003

Common Stock, par value $.01	64,497,869
Non-Voting Common Stock, par value $.01	382,632

(1)

ALKERMES, INC. AND SUBSIDIARIES

INDEX

Page No.

PART I-FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Condensed Consolidated Balance Sheets	3
- December 31, 2002 and March 31, 2002
Condensed Consolidated Statements of Operations	4
- Three months ended December 31, 2002 and 2001
- Nine months ended December 31, 2002 and 2001
Condensed Consolidated Statements of Cash Flows	5
- Nine months ended December 31, 2002 and 2001
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of	14
Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27
PART II — OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	28
Item 6. Exhibits and Reports on Form 8-K	29
SIGNATURES	31
CERTIFICATIONS	32
EXHIBIT INDEX	34

(2)

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$109,911,874	$16,023,074
Short-term investments	47,956,483	136,323,768
Receivables from collaborative arrangements	14,676,362	19,039,706
Prepaid expenses and other current assets	3,383,092	5,249,797

Total current assets	175,927,811	176,636,345

Property, Plant and Equipment:
Land	235,000	235,000
Building	5,076,961	5,058,936
Furniture, fixtures and equipment	55,413,830	49,558,745
Leasehold improvements	32,149,625	15,016,553
Construction in progress	34,924,299	26,497,064

	127,799,715	96,366,298
Less accumulated depreciation and amortization	(40,060,316)	(34,530,467)

	87,739,399	61,835,831

Investments	9,272,924	9,126,093

Investment in Reliant Pharmaceuticals, LLC	10,645,427	94,596,536

Other Assets	7,549,642	8,155,472

Total Assets	$291,135,203	$350,350,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$19,668,254	$20,764,375
Accrued interest	4,284	1,013,521
Accrued restructuring costs	3,820,119	—
Deferred revenue	11,761,135	7,083,516
Derivative liability	9,000,000	—
Long-term obligations — current portion	3,000,000	14,025,000

Total current liabilities	47,253,792	42,886,412

Deferred Revenue	13,486,640	—

Long-Term Obligations	5,775,000	7,800,000

Convertible Senior Subordinated Notes	165,589,000	—

Convertible Subordinated Notes	676,000	200,000,000

Convertible Preferred Stock, par value $.01 per share:
authorized and issued, 3,000 and zero shares at December 31, 2002 and March 31, 2002, respectively	30,000,000	—

Shareholders’ Equity:
Capital stock, par value $.01 per share:
authorized, 4,550,000 shares; none issued; includes 2,997,000 shares of preferred stock Common stock, par value $.01 per share:
authorized, 160,000,000 shares; issued, 64,485,721 and 64,225,395 shares at December 31, 2002 and March 31, 2002, respectively	644,858	642,254
Non-voting common stock, par value $.01 per share:
authorized, 450,000 shares; issued, 382,632 at December 31, 2002 and March 31, 2002	3,826	3,826
Additional paid-in capital	446,112,693	444,425,742
Deferred compensation	(2,429,309)	(3,162,448)
Accumulated other comprehensive (loss) income	(260,565)	1,619,541
Accumulated deficit	(415,716,732)	(343,865,050)

Total shareholders’ equity	28,354,771	99,663,865

Total Liabilities and Shareholders’ Equity	$291,135,203	$350,350,277

See notes to condensed consolidated financial statements.

(3)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

Revenues:
Research and development revenue under collaborative arrangements	$15,194,913	$11,451,330	$34,957,409	$41,483,008

Expenses:
Research and development	21,165,800	23,040,406	73,951,635	66,343,134
General and administrative	5,367,143	5,902,600	20,579,906	17,687,732
Restructuring costs	2,274,497	—	5,956,216	—

Total expenses	28,807,440	28,943,006	100,487,757	84,030,866

Net operating loss	(13,612,527)	(17,491,676)	(65,530,348)	(42,547,858)

Other income (expense):
Interest income	552,592	4,427,945	2,986,467	13,169,597
Gain on exchange of notes	80,849,437	—	80,849,437	—
Interest expense	(2,058,281)	(2,136,628)	(6,206,129)	(6,777,416)

Total other income (expense)	79,343,748	2,291,317	77,629,775	6,392,181

Equity in losses of Reliant Pharmaceuticals, LLC	24,481,555	2,700,000	83,951,109	2,700,000

Net income (loss)	$41,249,666	($17,900,359)	($71,851,682)	($38,855,677)

Net income (loss) per common share:
Basic	$0.64	($0.28)	($1.12)	($0.61)

Diluted	$0.62	($0.28)	($1.12)	($0.61)

Weighted average common shares used to compute net income (loss) per common share:
Basic	64,409,132	63,895,510	64,329,456	63,511,558

Diluted	67,059,246	63,895,510	64,329,456	63,511,558

     See notes to condensed consolidated financial statements.

(4)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2002	2001

Cash flows from operating activities:
Net loss	($71,851,682)	($38,855,677)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and other noncash expenses	9,115,928	7,497,385
Equity in losses of Reliant Pharmaceuticals, LLC	83,951,109	2,700,000
Gain on exchange of notes	(80,849,437)	—
Noncash interest expense	—	328,626
Adjustments to other assets	—	767,467
Changes in assets and liabilities:
Receivables from collaborative arrangements	4,363,344	(7,881,893)
Prepaid expenses and other current assets	2,382,754	879,477
Accounts payable and accrued expenses	(2,061,491)	9,407,574
Restructuring costs	3,820,119	—
Deferred revenue	18,164,259	(1,046,552)

Net cash used by operating activities	(32,965,097)	(26,203,593)

Cash flows from investing activities:
Additions to property, plant and equipment	(40,115,030)	(18,744,045)
Proceeds from the sale of equipment	50,000	371,385
Proceeds from equipment sale-leaseback	6,000,174	—
Purchases of available-for-sale short-term investments	(77,913,906)	(157,891,229)
Sales of available-for-sale short-term investments	165,331,906	253,209,397
Investment in Reliant Pharmaceuticals, LLC	—	(100,000,000)
Purchases of held-to-maturity short-term investments, net	—	(39,407,177)
Maturities of long-term investments, net	—	64,697,743
Decrease (increase) in other assets	12,478	(310,000)

Net cash provided by investing activities	53,365,622	1,926,074

Cash flows from financing activities:
Proceeds from issuance of common stock	913,856	4,017,333
Proceeds from issuance of convertible preferred stock	30,000,000	—
Proceeds from issuance of convertible senior subordinated notes	60,000,000	—
Proceeds from loan	—	25,000,000
Repayment of loan	(10,000,000)	—
Payment of long-term obligations	(3,050,000)	(3,883,333)
Payment of financing costs in connection with convertible senior subordinated notes	(4,454,030)	—

Net cash provided by financing activities	73,409,826	25,134,000

Effect of exchange rate changes on cash	78,449	(5,900)

Net increase in cash and cash equivalents	93,888,800	850,581
Cash and cash equivalents, beginning of period	16,023,074	5,923,282

Cash and cash equivalents, end of period	$109,911,874	$6,773,863

Supplementary information:
Cash paid for interest	$7,215,366	$4,583,997

Note payable and accrued interest converted to common stock	$—	$7,506,331

Exchange of notes	$114,985,000	$—

     See notes to condensed consolidated financial statements.

(5)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements of Alkermes, Inc. (the “Company”) for the three and nine months ended December 31, 2002 and 2001 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. Such adjustments, consisting of normal recurring items, were approximately $2.6 million in non-recurring expenses in the nine months ended December 31, 2002 related to the termination of the proposed merger with Reliant Pharmaceuticals, LLC (“Reliant”) (See Note 4 below), approximately $6.0 million in restructuring expenses in the nine months ended December 31, 2002 (See Note 6 below) and approximately $80.8 million of gain on the exchange of notes (see Note 9 below). These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended March 31, 2002, 2001 and 2000, which are contained in Amendment No. 1 to the Company’s Annual Report for the year ended March 31, 2002 filed on Form 10-K/A. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. (“AIR®”), Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II (“ADC II”), wholly owned subsidiaries of the Company as well as the Company’s investment in Reliant, which is being accounted for under the equity method of accounting.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(6)

2. COMPREHENSIVE INCOME (LOSS) (Continued)

Comprehensive income (loss) for the three and nine months ended December 31, 2002 and 2001 is as follows:

	Three Months	Three Months
	Ended	Ended
	December 31, 2002	December 31, 2001

Net income (loss)	$41,249,666	($17,900,359)
Foreign currency translation adjustments	1,587	(11,499)
Unrealized (loss) gain on marketable securities	(215,052)	557,328

Comprehensive income (loss)	$41,036,201	($17,354,530)

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2002	December 31, 2001

Net loss	($71,851,682)	($38,855,677)
Foreign currency translation adjustments	56,847	(7,261)
Unrealized loss on marketable securities	(1,936,953)	(1,320,413)

Comprehensive loss	($73,731,788)	($40,183,351)

3. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. For the nine months ended December 31, 2002 and the three and nine months ended December 31, 2001, the Company was in a net loss position and, therefore, diluted net loss per share is the same amount as basic net loss per share. Certain securities were not included in the computations of diluted net loss per share for those periods because they would have an antidilutive effect. These securities include (i) outstanding stock options and awards with respect to 13,963,588 shares of common stock in the nine months ended December 31, 2002 and 11,645,964 shares of common stock in the three and nine months ended December 31, 2001; (ii) 382,632 shares of common stock issuable upon conversion of non-voting common stock; (iii) 9,978 shares of common stock issuable upon conversion of the 3.75% Convertible Subordinated Notes due 2007 (the “3.75% Subordinated Notes”) in the nine months ended December 31, 2002 and 2,952,030 shares of common stock issuable upon conversion of the 3.75% Subordinated Notes in the three and nine months ended December 31, 2001, respectively; (iv) 22,727,024 shares of common stock issuable upon conversion of the 6.52% Convertible Senior Subordinated Notes due December 31, 2009 (the “6.52% Senior Notes”) in the nine months ended December 31, 2002; and (v) 762,447 shares of common stock issuable upon conversion of the convertible preferred stock issued by the Company in December 2002 (the “Convertible Preferred Stock”) in the nine months ended December 31, 2002.

(7)

3. NET INCOME (LOSS) PER SHARE (Continued)

For the three months ended December 31, 2002, the difference between basic and diluted shares used in the computation of earnings per common share was 2,650,114 common equivalent shares. These securities include stock options and awards to purchase 1,258,002 shares of common stock; 382,632 shares of common stock issuable upon conversion of non-voting common stock; 247,033 shares of common stock issuable upon conversion of the 6.52% Senior Notes; and 762,447 shares of common stock issuable upon conversion of the Convertible Preferred Stock.

4. INVESTMENT IN RELIANT PHARMACEUTICALS, LLC

In December 2001, the Company announced a strategic relationship with Reliant Pharmaceuticals, LLC, a privately held pharmaceutical company marketing branded, prescription pharmaceutical products to primary care physicians in the U.S.

As part of the strategic relationship, in December 2001, the Company purchased approximately 63% of an offering by Reliant of its Series C Convertible Preferred Units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100 million. The investment is being accounted for under the equity method of accounting because Reliant is organized as a limited liability company which is treated in a manner similar to a partnership. Because, at the time of the Company’s investment, Reliant had an accumulated deficit from operations and a deficit in members capital, under applicable accounting rules, the Company’s share of Reliant’s losses from the date of the investment is being recognized in proportion to the Company’s percentage participation in the Series C financing, and not in proportion to its percentage ownership interest in Reliant. The Company records its equity in the income or losses of Reliant three months in arrears. Reliant is a privately-held company over which the Company does not exercise control and it relies on the quarterly unaudited financial statements prepared by Reliant and provided to the Company to calculate its share of Reliant’s losses in the Company’s consolidated statements of operations. The Company anticipates that Reliant will have substantial net losses through 2003, and accordingly, recorded its 63% share of such losses and Reliant’s preferred stock dividends in the Company’s consolidated financial statements beginning in the quarter ended March 31, 2002.

Summarized unaudited financial information of Reliant for the three and nine months ended September 30, 2002 is as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2002	September 30, 2002

Revenues	$38,602	$139,372
Costs and expenses	68,370	246,185
Net Loss	(29,783)	(106,475)

In connection with the Company’s $100 million equity investment in Reliant, the Company has allocated its proportionate share of the assets acquired and liabilities assumed in accordance with the guidance set forth in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The Company recorded a $2.7 million noncash charge for in-process

(8)

4. INVESTMENT IN RELIANT PHARMACEUTICALS, LLC (Continued)

research and development through the Consolidated Statements of Operations under the caption “Equity in losses of Reliant Pharmaceuticals, LLC” in fiscal 2002. The $2.7 million noncash charge is related to management’s estimate of the amount of the purchase price to be allocated to in-process research and development.

Termination of Proposed Merger Transaction with Reliant

In March 2002, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliant. In August 2002, the Company and Reliant announced the mutual termination of the Merger Agreement. The companies agreed to terminate due to general market conditions. There were no payments triggered by the mutual termination and each company paid its own legal and transaction fees. As a result of the termination of the Merger Agreement, the Company expensed approximately $2.6 million in the nine months ended December 31, 2002 of deferred merger costs which are included in general and administrative expenses.

5. MINIMUM REVENUE AGREEMENT

In August 2002, the Company announced the regulatory approval and expected commercial launch of Risperdal Consta™ in Germany and the United Kingdom. Under the Company’s agreements with Janssen Pharmaceutica, Inc. (“Janssen”) and based on the foregoing, certain minimum revenues relating to the Company’s sales of Risperdal Consta under a manufacturing and supply agreement are to be paid by Janssen to the Company in minimum annual amounts for up to ten years beginning in calendar 2003. The actual amount of such minimum revenues will be determined by a formula and is currently estimated to aggregate approximately $150 million. The minimum revenue obligation will be satisfied upon receipt by the Company of revenues relating to the sales of Risperdal Consta equaling such aggregate amount of minimum revenues. In December 2002, Janssen prepaid the first two years of minimum revenues to Alkermes, totaling $23.9 million. These amounts have been included in deferred revenue until earned.

6. RESTRUCTURING OF OPERATIONS

In August 2002, the Company announced a restructuring program to reduce its cost structure as a result of the Company’s expectations regarding the financial impact of a delay in the U.S. launch of Risperdal Consta by its partner Janssen. The restructuring program reduced the Company’s workforce by 122 employees, representing 23% of its total workforce and includes consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of the Company’s medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and reductions of other expenses. The workforce reductions were made across all functions of the Company. Under the restructuring plan, the Company is focusing its development activities on those programs that are in the later stages of clinical development and those programs that involve the most productive collaborations. The Company is aggressively evaluating and prioritizing the programs that offer the greatest commercial potential.

(9)

6. RESTRUCTURING OF OPERATIONS (Continued)

In connection with the restructuring program, the Company recorded charges of approximately $2.3 and $6.0 million in the Consolidated Statements of Operations in the three and nine months ended December 31, 2002, which consisted of approximately zero and $1.5 million in employee separation costs, including severance and related benefits, and approximately $2.3 and $4.5 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee and the length of time it will take to sublease certain of the Company’s facilities. As of December 31, 2002, the Company had paid an aggregate of approximately $1.4 and $0.7 million in employee separation costs and facility closure costs, respectively.

The employee separation costs and the facility consolidation and closure costs were accrued under Emerging Issues Task Force (“EITF”) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”

The amounts in the accrual are expected to be paid through 2005. Pursuant to the restructuring plan, the following charges and payments have been recorded during the nine months ended December 31, 2002:

				Balance,
	Balance,	Charge for the	Payments for the	December 31,
Type of Liability	June 30, 2002	Period	Period	2002

Employee termination benefit costs	$—	$1,480,025	$(1,449,530)	$30,495
Facility closure costs	—	4,476,191	(686,567)	3,789,624

Total	$—	$5,956,216	$(2,136,097)	$3,820,119

7. CONVERTIBLE PREFERRED STOCK

In December 2002, Alkermes and Eli Lilly and Company (“Lilly”) expanded the collaboration for the development of inhaled formulations of insulin and hGH based on the Company’s AIR pulmonary drug delivery technology and Lilly purchased $30 million of Alkermes’ newly issued Convertible Preferred Stock pursuant to a stock purchase agreement. Alkermes agreed to use the proceeds from the Convertible Preferred Stock to primarily fund the development of inhaled insulin during calendar year 2003 and into calendar year 2004. Alkermes also agreed to use a portion of the proceeds to fund the hGH development program during calendar year 2003. Alkermes will not record any research and development revenue for these programs while the $30 million in proceeds from the Convertible Preferred Stock are used to fund this development. In addition, the royalty rate payable to Alkermes based on revenues of potential inhaled insulin products has been increased. Lilly has the right to return the Convertible

(10)

7. CONVERTIBLE PREFERRED STOCK (Continued)

Preferred Stock in exchange for a reduction in this royalty rate. The Convertible Preferred Stock is convertible into the Company’s common stock at market price at the Company’s option or upon the filing of a new drug application with the U.S. Food and Drug Administration for a pulmonary insulin product. The collaboration cannot terminate without cause until January 2005. Alkermes will register for resale all of its shares of common stock issued upon conversion of the Convertible Preferred Stock.

8. EQUIPMENT LEASE

In November 2002, Alkermes and General Electric Capital Corporation (“GECC”) entered into a Master Lease Agreement to provide the Company with sale-leaseback equipment financing under which Alkermes received $6 million in equipment financing from GECC under the Master Lease Agreement. Under the terms of the Master Lease Agreement, Alkermes will make lease payments to GECC over a 36-month period beginning in December 2002. The sale-leaseback qualified for accounting as an operating lease which resulted in a loss which has been deferred and will be recognized as an adjustment to rent expense over the term of the lease agreement.

9. 6.52% SENIOR SUBORDINATED NOTES DUE DECEMBER 31, 2009

In November 2002, the Company filed registration statements with the Securities and Exchange Commission relating to a proposed exchange offer involving holders of its 3.75% Convertible Subordinated Notes due 2007 (the “3.75% Subordinated Notes”) and an offer to issue for cash additional new notes to holders of 3.75% Subordinated Notes participating in the exchange offer. On December 31, 2002, Alkermes consummated its exchange offer with and cash offer to the holders of its 3.75% Subordinated Notes. The Company issued $174.6 million aggregate principal amount of its new 6.52% Convertible Senior Subordinated Notes due December 31, 2009 (the “6.52% Senior Notes”) including $114.6 million of 6.52% Senior Notes issued in exchange for 3.75% Subordinated Notes tendered in the exchange offer and $60.0 million of 6.52% Senior Notes sold for cash to holders of the 3.75% Subordinated Notes who participated in the exchange offer. In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and SFAS No. 145 (see Note 10 below), the Company recorded a realized gain on exchange of debt amounting to $80.8 million in the three months ended December 31, 2002.

The 6.52% Senior Notes are convertible into the Company’s common stock, at the option of the holder, at a price of $7.682 per share, subject to adjustment upon certain events. The 6.52% Senior Notes bear interest at 6.52% payable semi-annually, which will commence on June 30, 2003. The 6.52% Senior Notes are automatically convertible by the Company if the closing price of the Company’s common stock exceeds $11.523 for at least 20 trading days during any 30-day trading period, ending within five trading days prior to the notice of automatic conversion. If the automatic conversion occurs on or prior to December 30, 2004 or if the holders voluntarily convert prior to December 30, 2004, the Company will pay additional interest in cash or, at the Company’s option, in common stock, equal to two full years of interest on the converted 6.52% Senior Notes (the “Two-Year Interest Make-Whole”), less any interest paid or provided for on the 6.52% Senior Notes prior to conversion. The Two-Year Interest Make-Whole has been accounted for under the provision of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and at December 31, 2002 had an estimated initial fair value of $9.0 million

(11)

9. 6.52% SENIOR SUBORDINATED NOTES DUE DECEMBER 31, 2009 (Continued)

which has reduced the amount of outstanding debt and has been recorded as a current liability. The Two-Year Interest Make-Whole amount will be adjusted to its fair value on a quarterly basis until it expires or is paid and will be charged to interest expense. If the Company elects to pay the interest in common stock, the shares of common stock will be valued at 90% of the average closing price of the Company’s common stock for the five days immediately preceding the second trading day prior to the conversion date.

The 6.52% Senior Notes are redeemable at any time on or after January 4, 2005 at declining redemption prices plus accrued and unpaid interest. In certain circumstances, at the option of the holders, the Company may be required to repurchase the 6.52% Senior Notes. The required repurchase may be in cash or, at the option of the Company, in common stock, at 105% of the principal amount of the 6.52% Senior Notes, plus accrued and unpaid interest. As part of the exchange offer and the issuance of the 6.52% Senior Notes, the Company incurred approximately $4.5 million of offering costs which are recorded as other assets and will be charged to interest expense. The offering costs are being amortized over seven years, the term of the 6.52% Senior Notes. In addition, during the three months ended December 31, 2002, $3.9 million of unamortized offering costs relating to the 3.75% Subordinated Notes have been written off against the gain on the exchange of notes in the Company’s consolidated statements of operations. The net proceeds to the Company after offering costs were approximately $55.5 million. The Company has reserved approximately 22.7 million shares of its common stock for issuance upon conversion of the 6.52% Senior Notes.

The 6.52% Senior Notes are subordinated to the Company’s senior indebtedness but rank senior in right of payment to the 3.75% Subordinated Notes. The Company is not limited in its ability to incur additional indebtedness.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This statement is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds Statement No. 4, which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify those gains and losses. SFAS No.145 also amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company adopted this statement effective April 1, 2002 and the gain related to the exchange of the Company’s convertible subordinated notes has been classified as an operating item pursuant to this statement.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for

(12)

10. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption will have a material impact on its financial statements and results of operations. The restructuring charge recorded in the Consolidated Statements of Operations in the nine months ended December 31, 2002 was, and any future charges or credits related to the restructuring program undertaken in August 2002 will also be, accounted for under the guidance set forth in EITF Issue No. 94-3.

In July 2000, EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” was issued for comment. EITF Issue No. 00-21 addresses revenue recognition for arrangements with multiple deliverables. The draft of EITF Issue No. 00-21 was approved in November 2002 and is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. The impact of EITF Issue No. 00-21 on the Company’s financial statements has not yet been determined.

(13)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Alkermes, Inc. (together with its subsidiaries, referred to as “we,” “us,” “our” or the “Company”), a Pennsylvania corporation organized in 1987, is an emerging pharmaceutical company developing products based on applying its sophisticated drug delivery technologies to enhance therapeutic outcomes. Our areas of focus include: controlled, extended-release of injectable drugs using our ProLease® and Medisorb® delivery systems, and the development of inhaled pharmaceuticals based on our proprietary Advanced Inhalation Research, Inc. (“AIR®”) pulmonary delivery system. Our business strategy is twofold. We partner our proprietary technology systems and drug delivery expertise with many of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. We have a pipeline of products in various stages of development. In addition to our Cambridge, Massachusetts headquarters, research and manufacturing facilities, we operate research and manufacturing facilities in Ohio. Since our inception in 1987, we have devoted a significant portion of our resources to research and development programs and the purchase of property, plant and equipment. At December 31, 2002, we had an accumulated deficit of $415.7 million. We expect to incur substantial additional operating losses over the next few years.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our development and manufacturing activities and our results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others: (i) Johnson & Johnson Pharmaceutical Research and Development, LLC (“J&J PRD”) received a non-approvable letter for Risperdal Consta™ from the FDA and there can be no assurance that the issues raised in the letter will be resolved in a timely fashion, if at all; (ii) Nutropin Depot®, Risperdal Consta and our product candidates (including our proprietary product candidate, Vivitrex™), if approved for marketing, may not produce significant revenues and, in commercial

(14)

use, may have unintended side effects, adverse reactions or incidents of misuse; (iii) our delivery technologies or product development efforts may not produce safe, efficacious or commercially viable products; (iv) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (v) we may be unable to manufacture our first products, Nutropin Depot and Risperdal Consta, or to manufacture future products, on a commercial scale or economically; (vi) after the completion of clinical trials and the submission to the FDA of a New Drug Application (“NDA”) for marketing approval and to other health authorities as a marketing authorization application, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays, or such authorities could refuse to approve the product at all; (vii) clinical trials are a time-consuming and expensive process; (viii) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (ix) we could lose our entire investment in Reliant Pharmaceuticals, LLC (“Reliant”); (x) we depend on others to market and sell our products and product candidates; (xi) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xii) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xiii) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xiv) we will need to spend substantial funds to become profitable and will, therefore, continue to incur losses for the foreseeable future; and (xv) we will need to raise substantial additional funding to continue research and development programs and clinical trials and could incur difficulties or setbacks in raising such funds.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our Form 10-K/A for the year ended March 31, 2002, we believe the following accounting policies to be important to the portrayal of our financial condition and can require estimates from time to time.

Revenue Recognition – Research and development revenue consists of non-refundable research and development funding under collaborative arrangements with various corporate partners as well as revenue earned under certain manufacturing and supply agreements. Research and development funding generally compensates us for formulation, preclinical and clinical testing related to the collaborative research programs, and is recognized as revenue at the time the

(15)

research and development activities are performed under the terms of the related agreements, when the corporate partner is obligated to pay and when no future performance obligations exist.

Fees for the licensing of product rights on initiation of collaborative arrangements are recorded as deferred revenue upon receipt and recognized as income on a systematic basis (based upon the timing and level of work performed or on a straight-line basis if not otherwise determinable) over the period that the related products or services are delivered or obligations as defined in the agreement are performed. Revenue from milestone or other upfront payments is recognized as earned in accordance with the terms of the related agreements. These agreements may require deferral of revenue recognition to future periods. For the three and nine months ended December 31, 2002, there were estimates made in connection with upfront fees paid under license agreements that were immaterial to the overall revenues earned and there were immaterial estimates made for research and development expenses.

Equity Method Investment in Reliant – In connection with the $100 million equity investment in Reliant in December 2001, we recorded a $2.7 million noncash charge in fiscal 2002 for in-process research and development based on management’s estimate at the time of the investment (see “Results of Operations” below). Reliant is a privately-held company over which we do not exercise control and we rely on the unaudited quarterly financial statements prepared by Reliant’s management and provided to us to calculate our share of Reliant’s losses and preferred stock dividends.

Embedded Derivative – We exchanged our 3.75% Convertible Subordinated Notes due 2007 (the “3.75% Subordinated Notes”) and offered for sale new 6.52% Convertible Senior Subordinated Notes due December 31, 2009 (the “6.52% Senior Notes”) to existing holders in December 2002. The 6.52% Senior Notes are automatically convertible by us if the closing price of our common stock has exceeded $11.523 for at least 20 trading days during any 30-day trading period. If the automatic conversion occurs on or prior to December 30, 2004 or if the holders voluntarily convert prior to December 30, 2004, the Company will pay additional interest equal to two full years of interest on the converted new notes (the “Two-Year Interest Make-Whole”), less any interest paid or provided for on the 6.52% Senior Notes prior to conversion. The Two-Year Interest Make-Whole has been accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and at December 31, 2002 has an estimated fair value of $9.0 million.

Research and Development Expenses – Our research and development expenses include salaries and related benefits, laboratory supplies, temporary help costs, external research costs, consulting costs, occupancy costs, depreciation expense and other allocable costs directly related to our research and development activities. Research and development expenses are incurred in conjunction with the development of our technologies, proprietary product candidates, collaborators’ product candidates and in-licensing arrangements. External research costs relate to toxicology studies, pharmacokinetic studies and clinical trials that are performed for us under contract by external companies, hospitals or medical centers. All such costs are charged to research and development expenses as incurred.

Restructuring of Operations – In August 2002, we announced a restructuring program to reduce our cost structure as a result of our expectations regarding the financial impact of a delay in the U.S. launch of Risperdal Consta by our partner Janssen. The restructuring program reduced our workforce by 122 employees, representing 23% of our total workforce and includes consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of our

(16)

medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and reductions of other expenses.

In connection with the restructuring program, we recorded charges of approximately $2.3 and $6.0 million in the Consolidated Statements of Operations in the three and nine months ended December 31, 2002, which consisted of approximately zero and $1.5 million in employee separation costs, including severance and related benefits, and approximately $2.3 and $4.5 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee and the length of time it will take to sublease certain of our facilities. As of December 31, 2002, we had paid an aggregate of approximately $1.4 and $0.7 million in employee separation costs and facility closure costs, respectively.

Results of Operations

The net income for the three months ended December 31, 2002 in accordance with GAAP was $41.2 million or $0.64 basic net earnings per common share and $0.62 diluted net earnings per common share. This compares to a net loss in accordance with GAAP of $17.9 million for the three months ended December 31, 2001 or $0.28 basic and diluted loss per common share. We had net income for the three months ended December 31, 2002 as a result of the $80.8 million gain on the exchange of $199.3 million principal of the 3.75% Subordinated Notes for $114.6 million principal of the 6.52% Senior Notes in December 2002 as discussed below. Pro forma net loss for the quarter ended December 31, 2002 was $12.8 million or $0.20 per share compared to a pro forma net loss of $15.2 million or $0.24 per share for the same period in 2001. The pro forma net loss for the quarter ended December 31, 2002 excludes the $80.8 million gain related to the convertible debt exchange referenced above, $24.5 million in noncash charges related to our investment in Reliant, as well as $2.3 million in restructuring charges. Pro forma net loss for the quarter ended December 31, 2001 excludes a $2.7 million noncash charge related to our investment in Reliant in the quarter ended December 31, 2001. The decrease in the pro forma net loss for the current period versus the prior period was primarily the result of an increase in research and development revenues as well as the cost savings from our August 2002 restructuring.

The net loss in accordance with GAAP for the nine months ended December 31, 2002 was $71.9 million or $1.12 basic and diluted loss per common share as compared to $38.9 million or $0.61 basic and diluted loss per common share. Excluding the $80.8 million gain, $84.0 million in noncash charges related to our share of the losses of Reliant and $6.0 million in restructuring costs for the nine months ended December 31, 2002 there was a pro forma net loss of $62.8 million or $0.98 basic and diluted loss per common share. Pro forma net loss for the nine months ended December 31, 2001 was $36.2 million or $0.57 basic and diluted loss per common share and excludes a $2.7 million noncash charge related to our investment in Reliant in the quarter ended December 31, 2001. The increase in the pro forma net loss for the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001 was primarily a result of an increase in research and development and general and administrative expenses as we continue to advance our proprietary product candidates and our collaborators’ product candidates through development and clinical trials and prepare for commercialization. The increased loss also reflected a decrease in revenues as our Risperdal Consta program continues to evolve from a development stage project into a commercial program.

Alkermes is providing pro forma net loss, which excludes the gain related to the convertible debt exchange referred to above, certain restructuring and noncash charges related to the Company’s investment in Reliant, as a complement to results provided in accordance with GAAP. Management believes this pro forma measure helps indicate underlying trends in our ongoing operations.

(17)

Our research and development revenue under collaborative arrangements for the three and nine months ended December 31, 2002 was $15.2 and $35.0 million compared to $11.5 and $41.5 million for the corresponding periods of the prior year. The increase for the three months ended December 31, 2002 was the result of increased funding earned under certain collaborative or manufacturing and supply agreements, including noncash revenue earned as a result of the termination of a collaboration with a partner. The decrease for the nine months ended December 31, 2002 as compared to December 31, 2001 was the result of a milestone payment received during the three months ended June 30, 2001 as well as decreased funding from certain collaborative arrangements including funding from Janssen Pharmaceutica, Inc. (“Janssen”) for the three and nine months ended December 31, 2002 as the Risperdal Consta project continues to evolve from a development stage project into a commercial program. See “Results of Operations- Risperdal Consta” for further information on the status of Risperdal Consta. The decrease in research and development funding was partially offset by an increase in research and development funding earned under certain other collaborative agreements.

Total operating expenses were $28.8 and $100.5 million for the three and nine months ended December 31, 2002 as compared to $28.9 and $84.0 million for the three and nine months ended December 31, 2001. The slight decrease for the three months ended December 31, 2002 as compared to the same period of the prior year was primarily from cost savings from our restructuring in August 2002. The increase in the nine months ended December 31, 2002 as compared to the same period of the prior year was due in part to restructuring charges of $6.0 million recorded during the nine months ended December 31, 2002 as well as increases in research and development expenses and general and administrative expenses, which are discussed below.

In August 2002, we announced a restructuring program to reduce our cost structure as a result of our expectations regarding the financial impact of a delay in the U.S. launch of Risperdal Consta by our partner Janssen. The restructuring program reduced our workforce by 122 employees, representing 23% of our total workforce and includes consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of our medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and reductions of other expenses. The workforce reductions were made across all functions of the Company. Under the restructuring plan, we are focusing our development activities on those programs that are in the later stages of clinical development and those programs that involve the most productive collaborations. We are aggressively evaluating and prioritizing the programs that offer the greatest commercial potential.

In connection with the restructuring program, we recorded charges of approximately $2.3 and $6.0 million in the Consolidated Statements of Operations in the three and nine months ended December 31, 2002, which consisted of approximately zero and $1.5 million in employee separation costs, including severance and related benefits, and approximately $2.3 and $4.5 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee and the length of time it will take to sublease certain of our facilities. As of December 31, 2002, we had paid an aggregate of approximately $1.4 and $0.7 million in employee separation costs and facility closure costs, respectively.

(18)

The employee separation costs and the facility consolidation and closure costs were accrued under Emerging Issues Task Force (“EITF”) 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”

The amounts in the accrual are expected to be paid through 2005. Pursuant to the restructuring plan, the following charges and payments have been recorded during the nine months ended December 31, 2002:

	Balance,	Charge for the	Payments for the	Balance,
Type of Liability	June 30, 2002	Period	Period	December 31, 2002

Employee termination benefit costs	$—	$1,480,025	$(1,449,530)	$30,495
Facility closure costs	—	4,476,191	(686,567)	3,789,624

Total	$—	$5,956,216	$(2,136,097)	$3,820,119

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

Research and development expenses for the three and nine months ended December 31, 2002 were $21.2 and $74.0 million as compared to $23.0 and $66.3 million for the corresponding periods of the prior year. The decrease in research and development expenses for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001 was mainly the result of decreases in personnel and related costs as a result of costs savings from our restructuring in August 2002. The increase in research and development expenses for the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001 was mainly the result of increases in external research expenses as we advance our proprietary product candidates and our collaborators’ product candidates through development and clinical trials and prepare for commercialization. There was also an increase in occupancy costs and depreciation and amortization as we continue to expand manufacturing and other facilities in both Massachusetts and Ohio.

(19)

Below is a summary of our key proprietary and collaborators’ product candidates and their respective stages of clinical development.

Product		Phase of Clinical
Candidate	Indication	Development (1)

Nutropin Depot	Pediatric growth hormone deficiency	Marketed
Risperdal Consta	Schizophrenia	(2)
Vivitrex	Alcohol dependence	Phase III
Vivitrex	Opioid dependence	Phase II
Nutropin Depot	Adult growth hormone deficiency	Phase III
Medisorb AC2993 (Exendin-4)	Diabetes	Phase II
AIR Epinephrine	Anaphylaxis	Phase I
ProLease r-hFSH	Infertility	Phase Ib
AIR Insulin	Diabetes	Undisclosed
AIR hGH	Growth hormone deficiency	Phase I
AIR small molecule products	Respiratory disease	Phase I /Preclinical

(1)“Phase I” clinical trials indicates that the compound is being tested in humans for safety and preliminary indications of biological activity in a limited patient population. “Phase II” clinical trials indicates that the trial is being conducted in patients and is to provide information on dosing and is testing for safety and preliminary evidence of efficacy. “Phase III” clinical trials indicates that the trial is being conducted in patients and is testing the safety and efficacy of the compound. “Preclinical” indicates that we or our partners are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in animal models or biochemical assays.

(2) Approved for sale in thirteen countries. Marketed in Austria, Denmark, Germany, Switzerland and the United Kingdom. Janssen has also received marketing approval in Finland, Iceland, Ireland, Israel, Korea, Mexico, the Netherlands and New Zealand. Received a non-approvable letter from the FDA. See “Results of Operations- Risperdal Consta” for further information on the status of Risperdal Consta.

General and administrative expenses for the three and nine months ended December 31, 2002 were $5.4 and $20.6 million as compared to $5.9 and $17.7 million for the corresponding periods of the prior year. The decrease in the three months ended December 31, 2002 as compared to the three months ended December 31, 2001 was primarily a result of decreases in personnel and related costs as a result of cost savings from our restructuring in August 2002. The increase in general and administrative expenses for the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2002 was mainly the result of the write-off of $2.6 million in deferred merger costs in connection with the termination of our proposed merger transaction with Reliant, which is discussed below. There was also an increase in occupancy costs, depreciation and amortization and professional fees.

Interest income for the three and nine months ended December 31, 2002 was $0.6 and $3.0 million compared to $4.4 and $13.2 million for the corresponding periods of the prior year. The decrease in such income for the three and nine months ended December 31, 2002 as compared to the three and nine months ended December 31, 2001 was primarily the result of a lower average cash and

(20)

investment balance as compared to the prior year periods as discussed in “Liquidity and Capital Resources” below. Interest income also decreased as a result of a decline in interest rates as compared to the same periods in the prior year.

Interest expense for the three and nine months ended December 31, 2002 was $2.1 and $6.2 million as compared to $2.1 and $6.8 million for the corresponding periods of the prior year. The decrease in interest expense for nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001 was primarily the result of a decrease in the average outstanding debt balance as compared to the prior year period.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

Reliant

In December 2001, we announced a strategic relationship with Reliant Pharmaceuticals, LLC. As part of the relationship, in December 2001, we purchased approximately 63% of an offering by Reliant of its Series C Convertible Preferred Units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100 million. The investment is being accounted for under the equity method of accounting because Reliant is organized as a limited liability company which is treated in a manner similar to a partnership. Because, at the time of our investment, Reliant had an accumulated deficit from operations and deficit in members capital, under applicable accounting rules, our share of Reliant’s losses from the date of our investment is being recognized in proportion to our percentage participation in the Series C financing, and not in proportion to our percentage ownership interest in Reliant. We record our equity in the income or losses of Reliant three months in arrears. For the three and nine months ended December 31, 2002, this noncash charge amounted to $24.5 and $84.0 million. Reliant is a privately held company over which we do not exercise control and we rely on the unaudited financial statements prepared by Reliant and provided to us to calculate our share of Reliant’s losses in our consolidated statements of operations. We anticipate that Reliant will have substantial net losses through 2003, and accordingly, recorded our 63% share of such losses and Reliant’s preferred stock dividends in our consolidated financial statements beginning in the quarter ended March 31, 2002.

In connection with our $100 million equity investment in Reliant, we have allocated our proportionate share of the assets acquired and liabilities assumed in accordance with the guidance set forth in SFAS No. 141, “Business Combinations”. We have taken a $2.7 million noncash charge in the nine months ended December 31, 2001 for in-process research and development through the Consolidated Statements of Operations under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.” The $2.7 million noncash charge is related to management’s estimate of the amount of the purchase price to be allocated to in-process research and development.

In March 2002, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliant. In August 2002, we and Reliant announced the mutual termination of the Merger Agreement. The companies agreed to terminate due to general market conditions. There were no payments triggered by the mutual termination and each company has paid its own legal and transaction fees. As a result of the termination of the Merger Agreement, we expensed approximately $2.6 million in the nine months ended December 31, 2002 of deferred merger costs which are included in general and administrative expenses.

(21)

Risperdal Consta

In August 2001, Janssen Pharmaceutica, L.P. filed an NDA for Risperdal Consta with the FDA and similar regulatory filings have been submitted to other drug regulatory agencies worldwide. Risperdal Consta is a Medisorb long-acting formulation of Janssen’s antipyschotic drug Risperdal®. In June 2002, J&J PRD, an affiliate of our collaborative partner Janssen, received a non-approvable letter for Risperdal Consta from the FDA. Johnson & Johnson has met with the FDA and is working to answer the agency’s questions. There can be no assurance that the issues raised in the FDA’s letter will be resolved on a timely basis, if at all. In August 2002, we announced that J&J PRD received approval to market Risperdal Consta in Germany and the United Kingdom, respectively. Since then, Risperdal Consta has been approved in several other countries and we have announced that Risperdal Consta is in late-stage regulatory review in a number of other countries. Nevertheless, the impact of the FDA’s non-approvable letter on other regulatory filings made worldwide is not known at this time. There can be no assurance that Risperdal Consta will be approved by the FDA or other regulatory agencies on a timely basis, if at all. See our Annual Report on Form 10-K/A for the year ended March 31, 2002, “Risk Factors – J&J PRD received a non-approvable letter for Risperdal Consta from the FDA and the future of Risperdal Consta is uncertain.”

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments were approximately $157.9 million at December 31, 2002 as compared to $152.3 million at March 31, 2002. The increase in cash and cash equivalents and short-term investments is mainly a result of several financing activities which took place in the three months ended December 31, 2002 which are discussed below and is partially offset by the cash used to fund our operations, to acquire fixed assets and to make interest and principal payments on our indebtedness.

We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper, with the exception of our $100 million investment in Reliant. Our investment objectives for our investments, other than our investment in Reliant, are, first, to assure liquidity and conservation of capital, and second, to obtain investment income. Investments classified as long-term at December 31, 2002 consist of U.S. Government obligations held as collateral under certain letters of credit, lease and loan agreements.

All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Fair value was determined based on quoted market prices.

In November 2002, Alkermes and General Electric Capital Corporation (“GECC”) entered into a Master Lease Agreement to provide us with sale-leaseback equipment financing under which we received $6 million in equipment financing from GECC under the Master Lease Agreement. Under the terms of the Master Lease Agreement, we will make lease payments to GECC over a 36-month period which began in December 2002. The sale-leaseback qualified for accounting as an operating lease which resulted in a loss which has been deferred and will be recognized as an adjustment to rent expense over the term of the lease agreement.

(22)

In November 2002, the Company filed registration statements with the SEC relating to a proposed exchange offer involving holders of the 3.75% Subordinated Notes and an offer to issue for cash additional new notes to holders of the 3.75% Subordinated Notes participating in the exchange offer. On December 31, 2002, we consummated our exchange offer with and cash offer to the holders of our 3.75% Subordinated Notes. We issued $174.6 million aggregate principal amount of the 6.52% Senior Notes including $114.6 million of 6.52% Senior Notes issued in exchange for 3.75% Subordinated Notes tendered in the exchange offer and $60.0 million of 6.52% Senior Notes sold for cash to holders of 3.75% Subordinated Notes who participated in the exchange offer.

In December 2002, we and Eli Lilly and Company, or “Lilly”, expanded the collaboration for the development of inhaled formulations of insulin and hGH based on our AIR pulmonary drug delivery technology and Lilly purchased $30 million of our newly issued Convertible Preferred Stock pursuant to a stock purchase agreement. We agreed to use the proceeds from the Convertible Preferred Stock to primarily fund the development of inhaled insulin during calendar year 2003 and into calendar year 2004. We also agreed to use a portion of the proceeds to fund the hGH development program during calendar year 2003. We will not record any research and development revenue for these programs while the $30 million in proceeds from the Convertible Preferred Stock are used to fund this development. In addition, the royalty rate payable to us based on revenues of potential inhaled insulin products has been increased. Lilly has the right to return the Convertible Preferred Stock in exchange for a reduction in this royalty rate. The Convertible Preferred Stock is convertible into our common stock at market price at our option or upon the filing of a new drug application with the U.S. Food and Drug Administration for a pulmonary insulin product. The collaboration cannot terminate without cause until January 2005. We will register for resale all of our shares of common stock issued upon conversion of the Convertible Preferred Stock.

In August, we announced the regulatory approval and expected commercial launch of Risperdal Consta in Germany and the United Kingdom. Under our agreements with Janssen and based on the foregoing, certain minimum revenues relating to our sales of Risperdal Consta under a manufacturing and supply agreement are to be paid by Janssen to us in minimum annual amounts for up to ten years beginning in calendar 2003. The actual amount of such minimum revenues will be determined by a formula and is currently estimated to aggregate approximately $150 million. The minimum revenue obligation will be satisfied upon receipt by us of revenues relating to our sales of Risperdal Consta equaling such aggregate amount of minimum revenues. In December 2002, Janssen prepaid the first two years of minimum revenues to us, totaling $23.9 million.

Alkermes entered into a development and license agreement with GlaxoSmithKline in May 2000 for the use of the Company’s AIR technology in the development of multiple product candidates for indications in four respiratory disease categories. GlaxoSmithKline has not met all of its obligations to develop product candidates under two respiratory disease categories in a timely manner and, under the terms of the development and license agreement, those two respiratory disease categories automatically reverted to Alkermes in November 2002. In December 2002, GlaxoSmithKline delivered to Alkermes notice that it intended to exercise its right to terminate the development and license agreement by providing Alkermes with 60 days’ prior written notice, therefore the remaining two respiratory disease categories reverted to Alkermes in February 2003.

(23)

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

Capital expenditures were approximately $13.2 and $40.1 million for the three and nine months ended December 31, 2002, principally reflecting equipment purchases and building expansion and improvements. We expect our capital expenditures to be approximately an additional $10 million in fiscal 2003, primarily as a result of the expansion of manufacturing and other facilities in both Massachusetts and Ohio. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of our existing loans, Fleet National Bank and GECC have security interests in certain of our assets.

We have summarized below our material contractual cash obligations as of December 31, 2002 for our fiscal years ended:

		(in thousands)
		Less Than One	One to Three	Four to Five	After Five
		Year (Fiscal	Years (Fiscal	Years (Fiscal	Years (After
Contractual Cash Obligations	Total	2003)	2004-2006)	2007-2008)	Fiscal 2008)

Convertible Subordinated Notes - principal	$175,265	$—	$—	$676	$174,589
Convertible Subordinated Notes - interest	85,684	8,591	34,225	22,789	20,079
Long-term Debt	21,825	14,025	7,800	—	—
Operating Leases	217,693	12,051	34,640	20,663	150,339
Capital Expansion Programs	50,000	50,000	—	—	—

Total Contractual Cash Obligations	$550,467	$84,667	$76,665	$44,128	$345,007

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

(24)

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

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This statement is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds Statement No. 4, which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify those gains and losses. SFAS No. 145 also amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We adopted this statement effective April 1, 2002 and the gain related to the exchange of our convertible subordinated notes has been classified as an operating item pursuant to this statement.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that the adoption will have a material impact on our financial statements and result of operations. The restructuring charge recorded in the Consolidated Statements of Operations in the quarter ended September 30, 2002 was, and any future charges or credits related to the restructuring program undertaken in August 2002 will also be, accounted for under the guidance set forth in EITF Issue No. 94-3.

In July 2000, the Emerging Issues Task Force released EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” for comment. EITF Issue No. 00-21 addresses revenue recognition for arrangements with multiple deliverables. The draft of EITF Issue No. 00-21 was approved in November 2002 and is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. The impact of EITF Issue No. 00-21 on our financial statements has not yet been determined.

(25)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As part of our investment portfolio we own financial instruments that are sensitive to market risks. The investment portfolio, excluding our December 2001 $100 million investment in Reliant, is used to preserve our capital until it is required to fund operations, including our research and development activities. Our short-term investments and investments consist of U.S. Government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our investments, excluding our investment in Reliant, are subject to interest rate risk, and could decline in value if interest rates increase. Due to the conservative nature of our short-term investments and investments policy we do not believe that we have a material exposure to interest rate risk. Although our investments, excluding our investment in Reliant, are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

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

A 10% increase or decrease in market interest rates on our 6.52% Senior Notes and 3.75% Subordinated Notes would result in no material impact on our notes.

The derivative liability associated with the Two-Year Interest Make-Whole payment provision in our 6.52% Senior Notes is recorded at fair value and is subject to fluctuation in value based upon, among other factors, the underlying price of our common stock. The maximum potential derivative liability is $22.8 million, less interest paid on the 6.52% Senior Notes up to and through December 31, 2004.

(26)

Item 4. Controls and Procedures

As of February 11, 2003, the chief executive officer and chief financial officer evaluated Alkermes’ controls and procedures related to its reporting and disclosure obligations. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to Alkermes, including its consolidated subsidiaries, is made known to these officers by other employees of Alkermes and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There have been no significant changes in Alkermes’ internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

(27)

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Shareholder Rights Plan

In February 2003, the Board of Directors of Alkermes adopted a shareholder rights plan (the “Rights Plan”) under which all common shareholders of record as of February 20, 2003 will receive rights to purchase shares of a new series of Preferred Stock. The Rights Plan is designed to enable all Alkermes shareholders to realize the full value of their investment and to provide for fair and equal treatment for all shareholders in the event that an unsolicited attempt is made to acquire Alkermes. The adoption of the Rights Plan is intended as a means to guard against coercive takeover tactics and is not in response to any particular proposal. The rights will be distributed as a non-taxable dividend and will expire in ten years from the record date. Each right will initially entitle common shareholders to purchase a fractional share of the Preferred Stock for $80. Subject to certain exceptions, the rights will be exercisable only if a person or group acquires 15% or more of Alkermes’ common stock or announces a tender or exchange offer upon the consummation of which such person or group would own 15% or more of Alkermes’ common stock. Subject to certain exceptions, if any person or group acquires 15% or more of Alkermes’ common stock, all rightsholders, except the acquiring person or group, will be entitled to acquire Alkermes’ common stock (and in certain instances the stock of the acquiror) at a discount. The rights will trade with Alkermes’ common stock, unless and until they are separated upon the occurrence of certain future events. Generally, Alkermes’ Board of Directors may amend the Rights Plan or redeem the rights prior to 10 days (subject to extension) following a public announcement that a person or group has acquired 15% or more of Alkermes’ common stock.

Private Placement to Collaborative Partner

On December 16, 2002 and in connection with an expansion of a collaboration for the development of certain products with Eli Lilly and Company (“Lilly”), we issued and sold 3,000 shares of our newly issued convertible preferred stock to Lilly for an aggregate purchase price of $30 million, in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and further pursuant to Rule 506 under Regulation D promulgated under such act. We reasonably believed Lilly was and is an accredited investor, based on representations made to us by Lilly and by our review of Lilly’s filings with the SEC under the Securities Exchange Act of 1934, as amended. The convertible preferred stock is convertible into shares of our common stock at any time at our option or upon certain events, including the filing of a new drug application with the U.S. Food and Drug Administration with regard to any pulmonary insulin product developed pursuant to the collaboration, in each case at a conversion price based on the market price of the common stock at the time of conversion.

(28)

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Number	Exhibit

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001).
3.1(a)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms) (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed on December 16, 2002).
3.2	Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001).
4.1	Form of Indenture between the Company and State Street Bank and Trust Company, as trustee, relating to the Company’s 6.52% Convertible Senior Subordinated Notes due December 31, 2009 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-101464)).
4.2	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-40250)).
4.3	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 1999).
4.4	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee relating to the 3.75% Subordinated Notes due 2007. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3, as amended (File No. 333-31354)).
4.5	Rights Agreement between Alkermes, Inc. and EquiServe Trust Co., N.A. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K/A filed on February 12, 2003).
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.

(29)

Number	Exhibit

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.

(b)  During the quarter ended December 31, 2002, the Company had Current Reports on Form 8-K, dated December 13, 2002 and December 21, 2002, both under Item 5.

(30)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES, INC. (Registrant)

Date: February 14, 2003	By: /s/ Richard F. Pops Richard F. Pops Chief Executive Officer and Director (Principal Executive Officer)

Date: February 14, 2003	By: /s/ James M. Frates James M. Frates Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

(31)

CERTIFICATIONS

I, Richard F. Pops, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alkermes, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Richard F. Pops Richard F. Pops Chief Executive Officer

(32)

CERTIFICATIONS

I, James M. Frates, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alkermes, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ James M. Frates James M. Frates Chief Financial Officer

(33)

Exhibit Index

Exhibit
Number	Description

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001).
3.1(a)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms) (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed on December 16, 2002).
3.2	Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001).
4.1	Form of Indenture between the Company and State Street Bank and Trust Company, as trustee, relating to the Company’s 6.52% Convertible Senior Subordinated Notes due December 31, 2009 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-101464)).
4.2	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-40250)).
4.3	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 1999).
4.4	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee relating to the 3.75% Subordinated Notes due 2007. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3, as amended (File No. 333-31354)).
4.5	Rights Agreement between Alkermes, Inc. and EquiServe Trust Co., N.A. (Incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K/A filed on February 12, 2003).
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.

(34)