Form 10-K
period 2003-03-31
ALKERMES INC
filed 2003-06-30
CIK 874663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

     (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ___________to _________
Commission file number 1-14131

ALKERMES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2472830
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

88 Sidney Street, Cambridge, MA	02139-4234
(Address of principal executive offices)	(Zip Code)

(617) 494-0171
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
6.52% Convertible Senior Subordinated Notes due December 31, 2009
3 3/4% Convertible Subordinated Notes due 2007
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

     As of September 30, 2002, (the last business day of the second fiscal quarter) the aggregate market value of the 62,384,911 outstanding shares of voting and non-voting common equity held by non-affiliates of the registrant was $492,216,948. Such aggregate value was computed by reference to the closing price of the common stock reported on the NASDAQ National Market on September 30, 2002.

     As of June 18, 2003, 64,776,830 shares of the Registrant’s common stock were issued and outstanding, and 382,632 shares of the Registrant’s non-voting common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed within 120 days after March 31, 2003 for the Registrant’s Annual Shareholders’ Meeting are incorporated into Part III of this Report on Form 10-K.

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

General

     Alkermes, Inc. (together with its subsidiaries, referred to as “we”, “us”, “our” or the “Registrant”), a Pennsylvania corporation organized in 1987, is an emerging pharmaceutical company developing products based on applying its proprietary drug delivery technologies. Our areas of focus include: controlled, extended-release of injectable drugs using our ProLease® and Medisorb® delivery systems and the development of inhaled pharmaceuticals based on our proprietary Advanced Inhalation Research, Inc. (“AIR®”) pulmonary delivery system. Our product development strategy is twofold. We partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. We have a broad pipeline of products and product candidates including two marketed products and several product candidates at various stages of clinical development. In addition to our Cambridge, Massachusetts headquarters, research and manufacturing facilities, we operate research and manufacturing facilities in Ohio.

Our Strategy

     We are building a pharmaceutical company leveraging our unique drug delivery capabilities and technologies as the means to develop our first commercial products — initially with partners, then on our own. The key elements to our strategy are to:

     Develop and acquire broadly applicable drug delivery systems. We develop and acquire drug delivery systems that have the potential to be applied to multiple proteins, peptides and small molecule pharmaceutical compounds to create new product opportunities.

     Collaborate with pharmaceutical and biotechnology companies to develop and finance product candidates. We have entered into multiple collaborations with pharmaceutical and biotechnology companies to develop product candidates incorporating our technologies, to provide us with funding for product development independent of capital markets and to share development risk.

     Apply drug delivery systems to both approved drugs and drugs in development. We are applying our drug delivery technologies to novel applications and formulations of pharmaceutical products that have already been approved by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities. In such cases, we and our partners may develop a novel dosage form or application with the knowledge of a drug’s safety and efficacy profile and a body of clinical experience from which to draw information for the design of clinical trials and for regulatory submissions. We also apply our technologies to pharmaceuticals in development that could benefit from one of our delivery systems.

     Establish independent product development capabilities and infrastructure. Based upon the knowledge we have learned and the best practices we have adopted from our pharmaceutical company collaborators, our experienced scientists have built an in-house product development organization that enables us to develop product candidates for our collaborators and for ourselves. Our product development experience and infrastructure give us flexibility in structuring development programs and the ability to conduct both feasibility studies and clinical development programs for our collaborators and for ourselves.

     Expand our pipeline with additional product candidates for our own account. We are now developing product candidates for our own account by applying our drug delivery technologies to certain off-patent pharmaceuticals. For example, we are developing Vivitrex®, a Medisorb formulation of naltrexone, for the treatment of alcoholism and opiate dependence. We are also developing inhaled epinephrine based on our AIR pulmonary drug delivery system for the treatment of anaphylaxis. In addition, we may in-license or acquire certain compounds to develop on our own.

Product Candidates in Development

     The following table summarizes the primary indications, technology, development stage and collaborative partner, if any, for our key product candidates. This table is qualified in its entirety by reference to the more detailed descriptions appearing elsewhere in this Form 10-K. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that our or our collaborators’ clinical trials will demonstrate the safety and efficacy of any product candidates necessary to obtain regulatory approval.

Collaborative
Product Candidate	Indication	Technology	Stage (1)	Partner

Risperdal Consta™	Schizophrenia	Medisorb®	Marketed(2)	Janssen

Nutropin Depot® (hGH)	Growth Hormone Deficiency – Pediatric	ProLease®	Marketed	Genentech

Vivitrex®	Alcohol Dependence	Medisorb®	Phase III	Alkermes(3)

Vivitrex®	Opioid Dependence	Medisorb®	Phase II	Alkermes(3)

Nutropin Depot® (hGH)	Growth Hormone Deficiency – Adults	ProLease®	Phase III	Genentech

Exenatide LAR	Diabetes	Medisorb®	Phase II	Amylin/Lilly

Epinephrine	Anaphylaxis	AIR®	Phase I	Alkermes

r-hFSH (recombinant human follicle stimulating hormone)	Infertility	ProLease®	Phase Ib	Serono

Insulin	Diabetes	AIR®	Clinical phase undisclosed	Lilly

hGH	Growth Hormone Deficiency	AIR®	Phase I	Lilly

Others	Various	AIR®, Medisorb® and ProLease®	Preclinical	Undisclosed

(1)	See “Government Regulation” for definitions of “Phase I,” “Phase II” and “Phase III” clinical trials. “Preclinical” indicates that we or our partners are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in animal models or biochemical assays.

(2)	Approved for marketing in 29 countries outside of U.S. Marketed in 14 of such countries. An affiliate of our collaborative partner received a non-approvable letter from the U.S. FDA. See “Risk Factors.”

(3)	This program has been funded in part with federal funds from the National Institute on Alcohol Abuse and Alcoholism, National Institutes of Health.

Key Products under Development

     Risperdal Consta. We have developed a Medisorb long-acting formulation of Janssen Pharmaceutica’s (“Janssen”) anti-psychotic drug Risperdal® known as Risperdal Consta™. Janssen is an affiliate of Johnson & Johnson. Risperdal is the most commonly prescribed drug for the treatment of schizophrenia and had sales of over $1.8 billion worldwide in 2002. In August 2001, Janssen Pharmaceutica Products, LP submitted an NDA for Risperdal Consta with the FDA. Similar regulatory filings have been submitted in more than 50 countries around the world. In June 2002, Johnson & Johnson Pharmaceutical Research and Development, LLC (“J&J PRD”), an affiliate of Janssen, received a non-approvable letter from the FDA and, in April 2003, J&J PRD submitted additional data and analyses to the FDA in a complete response to such non-approvable letter. It is anticipated, based on criteria set forth in the Prescription Drug Use Fee Act (“PDUFA”), that the FDA will issue a formal response to this most recent submission in the fourth quarter of calendar year 2003. Since August 2002, Risperdal Consta has been approved in 29 countries around the world and launched in Australia, Austria, Denmark, Finland, Germany, Ireland, Israel, Korea, Mexico, The Netherlands, New Zealand, Norway, Switzerland and the United Kingdom. Risperdal tablets are currently used for relief of symptoms associated with schizophrenia. Schizophrenia is a brain disorder the symptoms of which include disorganized thinking, delusions and hallucinations. We are the exclusive manufacturer of Risperdal Consta for Janssen.

     We earn both manufacturing fees and royalties from Janssen. Manufacturing revenues are earned when product is shipped to Janssen. Royalty revenues are earned on product sales made by Janssen and are recorded in the period the product is sold by Janssen. Manufacturing revenues represented a significant portion of the manufacturing and royalty revenues earned during fiscal 2003.

     Under a manufacture and supply agreement with Janssen, manufacturing revenues relating to our sales of Risperdal Consta to Janssen under that agreement are to be paid by Janssen to us in minimum annual amounts for up to ten years beginning in calendar 2003. The actual amount of such minimum manufacturing revenues will be determined by a formula and are currently estimated to aggregate approximately $150 million. In December 2002, Janssen paid us approximately $24 million as a prepayment of the first two years of these minimum manufacturing revenues.

     There can be no assurance that the issues raised in the non-approvable letter from the FDA will be resolved on a timely basis or that further foreign regulatory filings will be approved. See “Risk Factors – J&J PRD received a non-approvable letter for Risperdal Consta from the FDA.” Even if Risperdal Consta is approved by the FDA or other regulatory agencies, the anti-psychotic market is highly competitive and the revenues received from the sale of Risperdal Consta may not be significant and will depend on numerous factors outside of our control. Additionally, we cannot assure you that we will be able to manufacture Risperdal Consta on a commercial scale or economically. Any failure to obtain (or significant delay in obtaining) U.S. regulatory approval, pricing approvals, market share or significant revenues or manufacture at commercial scale or economically would have a material adverse effect on our business and financial position. See “Risk Factors — Our manufacturing experience is limited.”

     Nutropin Depot. We have developed and are manufacturing a ProLease formulation of Genentech, Inc.’s (“Genentech”) recombinant human growth hormone (rhGH) Nutropin®, known as Nutropin Depot®, in collaboration with Genentech. rhGH is approved for use in the treatment of children with growth hormone deficiency, or GHD, which results in short stature and potentially other developmental deficits, Turner’s syndrome, chronic renal insufficiency and other indications. Our extended-release formulation, approved by the FDA in December 1999 for use in children with GHD and commercially launched by Genentech in June 2000, requires only one or two doses a month (which may require more than one injection per dose) compared to current growth hormone therapies that require multiple doses per week.

     We and Genentech have also agreed to continue the clinical development for Nutropin Depot in adults with growth hormone deficiency. This decision followed completion of a Phase I trial of Nutropin Depot in growth hormone deficient adults. We have initiated a Phase III clinical trial, funded by Genentech, which commenced in December 2001. Enrollment in this Phase III trial has been completed and initial results are expected in late fiscal 2004.

     The GHD market is highly competitive and we cannot assure you that the marketing and sales of Nutropin Depot will be successful or that it will gain significant market share. Additionally, we cannot assure you that we will be able to continue to manufacture Nutropin Depot on a commercial scale or economically, or that we will ultimately be able to derive significant revenues from sales of Nutropin Depot. If we cannot continue to manufacture Nutropin Depot on a commercial scale, if we cannot manufacture Nutropin Depot economically or if we ultimately do not derive significant revenues from Nutropin Depot, a material adverse effect on our business and financial position could occur.

     Vivitrex. We are developing a Medisorb formulation of naltrexone, an FDA-approved drug used for the treatment of alcohol and opioid dependence, which is currently available in daily oral dosage form. It is estimated that there are currently 2.3 million people in the U.S. who are receiving treatment for alcoholism. We believe there is a significant need for a product that will help improve compliance in this patient population. Vivitrex, which is our most advanced proprietary product, is based on our Medisorb injectable extended-release technology and is designed to provide once-a-month dosing to enhance patient adherence by removing the need for daily dosing. In September 2001, we completed a second trial, which was a multi-center clinical trial, of Vivitrex, the data from which was presented at the Annual Meeting of the American College of Neuropsychopharmacology. This trial tested the safety, tolerability and pharmacokinetics of repeat doses of Vivitrex administered monthly to alcohol-dependent patients. In March 2003, we announced the completion of enrollment in a Phase III clinical trial in alcohol-dependent patients testing the safety and efficacy of repeat doses of Vivitrex. We plan to manufacture Vivitrex for both clinical trials and commercial sales, if any. We plan to commercialize Vivitrex using a specialty sales force to call on addiction specialists and substance abuse centers. We may develop or commercialize Vivitrex alone or with a collaborative partner.

     Inhaled epinephrine. We are developing an AIR formulation of epinephrine for the treatment of anaphylaxis, which is a sudden, often severe, systemic allergic reaction. Inhaled epinephrine is a proprietary product based on our AIR pulmonary delivery technology. Currently, patients self-administer epinephrine by intramuscular injection. We believe that an inhaled dosage form of epinephrine may offer patients significant advantages over injections, such as ease of use and direct topical treatment of airway obstruction. In August 2002, we completed our second Phase I study of inhaled epinephrine.

     r-hFSH (recombinant human follicle stimulating hormone). We are developing a ProLease formulation of r-hFSH with Serono S.A. (“Serono”) for the treatment of infertility. This long-acting formulation is designed to provide patients with an alternative to multiple daily injections. A Phase I clinical trial for this product candidate has been completed. Serono has decided to move forward with the clinical development of the product candidate and development work is underway. Serono commenced a Phase Ib study of r-hFSH in the first quarter of 2003. Serono is responsible for clinical studies for this program. We will manufacture the long-acting formulation of r-hFSH for clinical trials and commercial sales, if any.

     Exenatide LAR (formerly AC2993 LAR). We are developing a Medisorb formulation of Amylin Pharmaceutical, Inc.’s (“Amylin”) exenatide LAR, formerly referred to as AC2993 LAR, a drug being developed for use in the treatment of diabetes. Amylin has entered into a collaboration agreement with Eli Lilly and company ("Lilly") for the development and commercialization of exenatide, including exenatide LAR. Phase I clinical trials have been completed for our Medisorb formulation of exenatide LAR and Phase II clinical trials have commenced. In March 2003, we, Amylin and Lilly released preliminary pharmacokinetic results from the first Phase II trial that verify sustained levels of exenatide are possible and support the continuation of the Phase II trial program. Additional activities are underway to optimize the formulation and manufacturing process. An additional Phase II clinical trial is planned for the second half of calendar 2003. Amylin is responsible for clinical trials and we will manufacture the Medisorb formulation of exenatide LAR for both clinical trials and commercial sales, if any.

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

     In December 2002, we expanded our collaboration with Lilly following the achievement of development milestones relating to clinical progress, and scale-up and manufacturing activities for our insulin dry powder aerosols and inhalers. In connection with the expansion, Lilly purchased $30 million of our newly issued convertible preferred stock. We are using the significant portion of the proceeds from the sale of the preferred stock to fund the joint development program, including certain clinical trials, during calendar year 2003 and potentially into calendar year 2004. In addition the royalty rate payable to us based on revenues of potential inhaled insulin products has been increased. Lilly has the right to exchange the preferred shares for a reduction in the royalty rate payable to us. The preferred stock is convertible into our common stock at market price at our option and automatically upon filing of an NDA with the FDA for a pulmonary insulin product. The collaboration cannot terminate without cause until January 2005.

     Inhaled human growth hormone. We are working with Lilly to develop an inhaled formulation of human growth hormone based on our AIR pulmonary drug delivery technology. In January 2002, we announced the decision to move forward with multiple-dose Phase I clinical studies for inhaled human growth hormone following the successful completion of a single dose Phase I trial. In connection with the December 2002 preferred stock transaction, we agreed to use a portion of the proceeds to fund the hGH development program, including certain clinical trials, during calendar year 2003 and into 2004. Lilly is responsible for clinical trials and we will manufacture the formulation of human growth hormone for both clinical trials and commercial sales, if any.

Collaborative Arrangements

     Our business strategy includes forming collaborations to provide technological, financial, marketing, manufacturing and other resources. We have entered into several corporate collaborations.

Janssen

     Pursuant to a development agreement, we collaborated with Janssen, an affiliate of Johnson & Johnson, for the development of Risperdal Consta an extended-release formulation of Risperdal utilizing our Medisorb technology. Under the development agreement, Janssen provided development funding to us for the development of Risperdal Consta and is responsible for securing all necessary regulatory approvals. Since August 2001, Janssen and its affiliates have submitted an NDA to the FDA and similar filings to other drug regulatory agencies in over 50 countries around the world. Risperdal Consta has been approved in 29 countries and launched in 14. However, in June 2002, a Janssen affiliate received a non-approvable letter for Risperdal Consta from the FDA and, in April 2003, submitted additional data and analyses to the FDA in a complete response to such non-approvable letter. See “Risk Factors – J&J PRD received a non-approvable letter for Risperdal Consta from the FDA.” We manufacture Risperdal Consta for commercial sale, if, when and where it is approved. We receive manufacturing revenues when product is shipped and royalties upon the sale of product.

     Under related license agreements, Janssen and an affiliate have exclusive worldwide licenses from us to use and sell Risperdal Consta. Under the license agreements, Janssen is required to pay us certain royalties with respect to all Risperdal Consta sold to customers. Janssen can terminate the license agreements upon 30 days’ prior written notice.

     Pursuant to a manufacture and supply agreement, Janssen has appointed us as the exclusive supplier of Risperdal Consta for commercial sales. The agreement terminates on expiration of the license agreements. In addition, either party may terminate the agreement upon a material breach by the other party which is not resolved within 60 days’ written notice or upon written notice in the event of the other party’s insolvency or bankruptcy. Janssen may terminate the agreement upon six-months’ written notice after such event; provided, however, Janssen cannot terminate the agreement without good cause during the two-year period following commencement of commercial manufacturing unless it also terminates the license agreements. In August 2002, we announced the regulatory approval and expected commercial launch of Risperdal Consta in Germany and the United Kingdom. Under our agreement with Janssen and based on the foregoing, manufacturing revenues relating to our sales of Risperdal Consta under a manufacturing and supply agreement are to be paid by Janssen to us in minimum annual amounts for up to ten years beginning in calendar 2003. The actual amount of such minimum revenues will be determined by a formula and are currently estimated to aggregate approximately $150 million. The minimum revenue obligation will be satisfied upon receipt by us of revenues relating to our sales of Risperdal Consta equaling such aggregate amount of minimum revenues. In December 2002, Janssen paid us approximately $24 million as a prepayment of the first two years of these minimum revenues.

Genentech

     In April 1999, we and Genentech amended and restated the November 1996 license agreement to expand our collaboration for Nutropin Depot, an injectable long-acting formulation of Genentech’s recombinant human growth hormone based upon our ProLease drug delivery system. Nutropin Depot for pediatric use was launched in the U.S. in June 2000 by Genentech. Under the agreement, we and Genentech have been conducting expanded development activities, including clinical trials in an additional indication (adult growth hormone deficiency), process development and manufacturing. We will be responsible for conducting additional clinical trials (for which Genentech will reimburse the cost) and for manufacturing Nutropin Depot for the adult indication and are to receive manufacturing revenues and royalties on product sales in this indication, if any.

     Genentech has the right to terminate the agreement for any reason upon six months’ written notice. In addition, either party may terminate the agreement upon the other party’s material default, which is not cured within 90 days of written notice, or upon the other party’s insolvency or bankruptcy.

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

Serono

     Pursuant to a development agreement dated December 1999, we are collaborating with Serono for the development of a ProLease formulation of r-hFSH (recombinant human follicle stimulating hormone) for the treatment of infertility. Serono provides us with research and development funding and milestone payments. We are responsible for formulation and preclinical testing and Serono will be responsible for conducting clinical trials and securing regulatory approvals and, together with its affiliates, for the marketing of any products that result from the collaboration. We will manufacture any such products for clinical trials and commercial sale and will receive manufacturing revenues and royalties on sales, if any.

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

Lilly

Insulin

     We entered into a development and license agreement with Lilly in April 2001 for the development of inhaled formulations of insulin, including short- and long-acting insulin and other potential products for the treatment of diabetes, based on our AIR pulmonary drug delivery technology. Pursuant to the agreement, we are responsible for formulation and preclinical testing as well as development of a device to use in connection with any products. Lilly has paid or will pay to us certain initial fees, research funding and milestone payments upon achieving certain development and commercialization goals. Lilly has exclusive worldwide rights to make, use and sell products resulting from such development. Lilly will be responsible for clinical trials, obtaining all regulatory approvals and marketing any insulin products. We manufacture such product candidates for clinical trials and both we and Lilly will manufacture such products for commercial sales, if any. We will receive certain royalties based upon such product sales, if any.

     Lilly has the right to terminate the agreement upon 90 days’ written notice at any time prior to the first commercial launch of a product, or upon six months’ written notice at any time after such first commercial launch. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days’ written notice.

     We entered into an agreement with Lilly in February 2002 that provided for an investment by Lilly in our commercial-scale production facility for inhaled pharmaceutical products based on our AIR pulmonary drug delivery technology. This new facility in Chelsea, Massachusetts is designed to accommodate the manufacturing of multiple products. Construction of the facility is complete and validation and scale-up is underway. Lilly’s investment was used to fund pulmonary insulin production and packaging capabilities. This funding is secured by Lilly’s ownership of specific equipment located and used in the facility. We have the right to purchase the equipment from Lilly, at any time, at the then-current net book value.

     In December 2002, we expanded our collaboration with Lilly following the achievement of development milestones relating to clinical progress, and scale-up and manufacturing activities for our insulin dry powder aerosols and inhalers. In connection with the expansion, Lilly purchased $30 million of our newly issued convertible preferred stock. We are using the significant portion of the proceeds from the sale of the preferred stock to fund the joint development program during calendar year 2003 and potentially into calendar year 2004. In addition the royalty rate payable to us based on revenues of potential inhaled insulin products has been increased. Lilly has the right to exchange the preferred shares for a reduction in the royalty rate payable to us. The preferred stock is convertible into our common stock at market price at our option and automatically upon filing of a new drug application with the FDA for a pulmonary insulin product. The collaboration cannot terminate without cause until January 2005.

hGH

     We entered into a development and license agreement with Lilly in February 2000 for the development of an inhaled formulation of human growth hormone based on our AIR pulmonary drug delivery technology. Pursuant to the agreement, we are responsible for formulation and preclinical testing as well as development of a device to use in connection with any products. Lilly has paid or will pay to us certain initial fees, research funding and milestone payments upon achieving certain development and commercialization goals and we will also receive royalty payments based on product sales, if any. In connection with the December 2002 preferred stock transaction, we agreed to use a portion of the proceeds to fund the hGH development program during calendar year 2003 and into 2004. Lilly has exclusive worldwide rights to make, use and sell products resulting from such development. Lilly will be responsible for clinical trials, obtaining all regulatory approvals and marketing any products. We will manufacture any such products for clinical trials and commercial sales and receive manufacturing revenues and royalties on product sales, if any.

     Lilly has the right to terminate the agreement upon 90 days’ written notice at any time prior to the first commercial launch of a product, or upon six months’ written notice at any time after such first commercial launch. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days’ written notice.

Amylin

     We entered into a development and license agreement with Amylin in May 2000 for the development of a Medisorb formulation of exenatide LAR (formerly AC2993) for the treatment of type 2 diabetes.

     Pursuant to the development agreement, Amylin has an exclusive, worldwide license to the Medisorb technology for the development and commercialization of injectable extended-release formulations of exendins and other related compounds that Amylin may develop. Amylin has entered into a collaboration agreement with Lilly for the development and commercialization of exenatide, including exenatide LAR. We receive funding for research and development and milestone payments comprised of cash and warrants for Amylin common stock upon achieving certain development and commercialization goals and will also receive a combination of royalty payments and manufacturing fees based on any future product sales. We are initially responsible for developing and testing several formulations, manufacturing for clinical trials and for commercial sales of any products that may be developed pursuant to the agreement. Amylin is responsible for conducting clinical trials, securing regulatory approvals and marketing any products resulting from the collaboration on a worldwide basis.

     Amylin may terminate the development agreement for any reason on 90 days’ written notice if such termination occurs before filing an NDA with the FDA or six months’ written notice after such event. In addition, either party may terminate the development agreement upon a material default or breach by the other party that is not cured within 60 days’ written notice.

Clinical Partners

     In 1992, Alkermes Clinical Partners, L.P. (“Clinical Partners”) was formed as a vehicle to raise money to fund the further development of Cereport. Cereport is a synthetic analog of bradykinin developed to increase transiently the permeability of the blood-brain barrier so that drug molecules in the bloodstream can diffuse into the brain in greater concentrations. In connection with that transaction, we transferred substantially all of our rights to Cereport to Clinical Partners, entered into a product development agreement and interim license with Clinical Partners and acquired the right to purchase all of the limited partnership interests in Clinical Partners. In total, Clinical Partners raised $46.0 million from a private placement, which was substantially expended by June 1996. If Cereport were ever approved by the FDA, we would have to pay certain milestone and royalty payments to the limited partners whether or not we exercise our purchase option. We entered into an agreement with ALZA Corporation in October 1997 relating to the development and commercialization of Cereport which was mutually terminated in December 2002. As a result of the difficulties encountered in the development of Cereport, including clinical trial results and the termination of the agreement with ALZA, we determined that development of Cereport is not economically feasible and, therefore, we would not commit additional funds to the development of Cereport. We also abandoned patent rights relating to Cereport and receptor mediated permeabilizers ("RMPs") outside the U.S. and Canada. As a consequence of the decision to discontinue funding, the development program and obligations will cease, the purchase option will terminate and Cereport and the RMP technology will revert to Clinical Partners in the U.S. and Canada.

Drug Delivery Technology

     Our current focus is on the development of broadly applicable, proprietary drug delivery technologies addressing several important drug delivery opportunities, including injectable extended-release of proteins, peptides and small molecule pharmaceutical compounds and the pulmonary delivery of both small molecules and proteins and peptides. We partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account.

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

     Our experience with the application of ProLease to a wide range of proteins and peptides has shown that high incorporation efficiencies and high drug loads can be achieved. Proteins and peptides incorporated into ProLease microspheres have maintained their integrity, stability and biological activity when tested for up to 30 days in in vitro experiments conducted on formulations manufactured at the preclinical, clinical and commercial scale.

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

     AIR particles can be aerosolized and inhaled efficiently with simple inhaler devices because low forces of cohesion allow the particles to deaggregate easily. AIR is developing a family of relatively inexpensive, compact, easy to use inhalers. The AIR devices are breath activated and made from injection molded plastic. The powders are designed to quickly discharge from the device over a range of inhalation flow rates, which may lead to low patient-to-patient variability and high lung deposition of the inhaled dose. By varying the ratio and type of excipients used in the formulation, we believe we can deliver a range of drugs from the device that may provide both immediate and extended release.

Manufacturing

     We currently have manufacturing facilities in Cambridge and Chelsea, Massachusetts and Wilmington, Ohio. The manufacture of our product candidates for clinical trials and commercial purposes is subject to current good manufacturing practices (cGMP) and other agency regulations. We have limited experience operating an FDA-approved commercial manufacturing facility. There can be no assurance that we will maintain the necessary approvals for commercial manufacturing or obtain approvals for any additional facilities.

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

     We have a commercial scale ProLease manufacturing facility of approximately 32,000 square feet in Cambridge, Massachusetts. The facility includes two manufacturing suites, one of which is dedicated to the production of Nutropin Depot at commercial scale. The facility has had successful pre-approval and one post-approval inspection by the FDA for the manufacture of Nutropin Depot and we are currently manufacturing Nutropin Depot to supply product to Genentech for commercial sale.

     We had a clinical production facility that we validated for manufacturing in accordance with current good manufacturing practices (cGMP). The production facility is being moved into and validated in our principal location for clinical manufacturing. The facility was and will be used to manufacture product candidates incorporating our ProLease extended-release delivery system for use in clinical trials.

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

     We operate a 50,000 square foot current good manufacturing practices (cGMP) manufacturing facility for commercial scale Medisorb manufacturing in Wilmington, Ohio. We manufacture Risperdal Consta for Janssen at this facility. The facility has been inspected by regulatory authorities and is producing product for commercial sales outside of the U.S. At this site, we recently completed construction of a 50,000 square foot manufacturing expansion which is being validated in preparation for additional commercial manufacture capacity.

AIR

     The AIR manufacturing process uses spray drying. We take drugs provided by our partners or purchased from generic manufacturers, combine the drugs with certain excipients commonly used in other aerosol formulations and spray dry the solution in commercial spray dryers. During the manufacturing process, solutions of drugs and excipients are spray dried to form a free flowing powder and the powder is filled and packaged into final dosage units. AIR has a clinical manufacturing facility, where powders and final dosage units are prepared under current good manufacturing practices (cGMP) for use in clinical trials. Our current clinical manufacturing facility and equipment are at a scale equivalent to commercial manufacturing. This clinical production facility is being moved into and validated in our principle location for clinical manufacturing. In February 2002, we entered into an agreement with Lilly that provided for an investment by Lilly in our large-scale production facility for inhaled pharmaceutical products based on our AIR pulmonary drug delivery technology. This new 90,000 square foot facility is designed to accommodate the manufacturing of multiple products. Construction of this facility in Chelsea, Massachusetts was recently completed and validation is underway. AIR’s inhalation devices are produced under current good manufacturing practices (cGMP) at two contract manufacturers in the U.S.

Marketing

     We intend to market the majority of our ProLease, Medisorb and AIR products through corporate partners. We have entered into development agreements, which include sales and marketing arrangements, for ProLease product candidates with Genentech and Serono, for Medisorb product candidates with Janssen and Amylin and for AIR product candidates with Lilly. For our proprietary products, we will determine whether to market the products ourselves or to find a marketing partner. We plan to commercialize Vivitrex using a specialty sales force to call on addiction specialists and substance abuse centers. We may develop or commercialize Vivitrex alone or with a collaborative partner.

     Alkermes is building the infrastructure necessary for commercialization of our proprietary products. We have increased our manufacturing capacity, we are expanding our product portfolio and we are beginning to develop the capabilities for marketing and selling our own products.

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

     We have a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. We have filed numerous U.S. and international patent applications directed to composition of matter as well as processes of preparation and methods of use, including applications relating to each of our delivery technologies. We own approximately 90 issued U.S. patents. No U.S. patent issued to us that is currently material to our business will expire prior to 2009. In the future, we plan to file further U.S. and foreign patent applications directed to new or improved products and processes. We intend to file additional patent applications when appropriate and defend our patent position aggressively. We have determined that development of Cereport and RMPs is economically infeasible and, therefore, abandoned related patent rights outside the U.S. and Canada.

     We have exclusive rights through licensing agreements with third parties to approximately 33 issued U.S. patents, a number of U.S. patent applications and corresponding foreign patents and patent applications in many countries, subject in certain instances to the rights of the U.S. government to use the technology covered by such patents and patent applications. No issued U.S. patent to which we have licensed rights and which is currently material to our business will expire prior to 2016. Under certain licensing agreements, we currently pay annual license fees and/or minimum annual royalties. During the fiscal year ended March 31, 2003, these fees totaled $143,000. In addition, under all licensing agreements, we are obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

     We know of several U.S. patents issued to other parties that relate to our product candidates. One of those parties has asked us to compare our Medisorb technology to that party’s patented technology. Another such party has asked a collaborative partner to substantiate how our ProLease microspheres are different from that party’s patented technology. The manufacture, use, offer for sale, sale or importing of these product candidates might be found to infringe on the claims of these patents. A party might file an infringement action against us. Our cost of defending such an action is likely to be high and we might not receive a favorable ruling.

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

Employees

     As of June 18, 2003, we had approximately 436 full-time employees. A significant number of our management and professional employees have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific and senior management personnel; however, competition for such personnel is intense. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

Available Information

     Our internet address is www.alkermes.com, at which you can find, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q and all other reports filed with the SEC. All such filings are available on the website as soon as reasonably practicable after filing.

MANAGEMENT

Directors of the Registrant

     Our directors are as follows:

Name	Age	Principal Occupation/Employer

Michael A. Wall	74	Chairman of the Board, Alkermes, Inc.
Floyd E. Bloom, M.D.	66	Chairman, Department of Neuropharmacology, The Scripps Research Institute
Robert A. Breyer	59	Former President and Chief Operating Officer, Alkermes, Inc.
John K. Clarke	49	General Partner, DSV Partners and Managing General Partner, Cardinal Health Partners
Gerri Henwood, Ph.D.	50	Chief Executive Officer, Auxilium A2, Inc.
Paul J. Mitchell	50	Chief Financial Officer and Treasurer, Kenet, Inc.
Richard F. Pops	41	Chief Executive Officer, Alkermes, Inc.
Alexander Rich, M.D.	78	William Thompson Sedgwick Professor of Biophysics and Biochemistry, Massachusetts Institute of Technology
Paul Schimmel, Ph.D.	62	Ernest and Jean Hahn Professor of Molecular Biology and Chemistry and a member of Skaggs Institute for Chemical Biology, The Scripps Research Institute

Executive Officers of the Registrant

     Our executive officers, who are elected to serve at the pleasure of the Board of Directors, are as follows:

Name	Age	Position

Richard F. Pops	41	Chief Executive Officer and Director
David A. Broecker	42	President and Chief Operating Officer
Kathryn L. Biberstein	44	Vice President and General Counsel
James M. Frates	36	Vice President, Chief Financial Officer and Treasurer
Michael J. Landine	49	Vice President, Corporate Development

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

     Ms. Biberstein has been Vice President and General Counsel of Alkermes since February 2003. She was employed by Serono S.A and was General Counsel from 1993 to March 2000 and a member of the Executive Committee from 1998 to March 2000. She also held a position at Crowell & Moring LLC as Of Counsel from February 2002 to February 2003 and performed legal consulting services for various clients from March 2001 to February 2002. Ms. Biberstein holds a B.S. in Mechanical-Electrical Engineering, Business Minor from General Motors Institute and a J.D. from the University of Michigan.

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

RISK FACTORS

J&J PRD received a non-approvable letter for Risperdal Consta from the FDA.

     In June 2002, J&J PRD, an affiliate of our collaborative partner Janssen, received a non-approvable letter for Risperdal Consta from the FDA. In April 2003, J&J PRD made a filing with the FDA of additional data and analyses as a response to the issues raised in the non-approvable letter. The issues raised in the letter and covered in the April filing may not be resolved on a timely basis, if at all, and Risperdal Consta may not be approved for commercial use in the U.S. The FDA’s response to and issues with the New Drug Application, or NDA, submitted with respect to Risperdal Consta may impact the response of regulatory agencies in other countries where applications have not yet been approved. Even if Risperdal Consta is approved in the U.S. or elsewhere, the timing of the approvals is uncertain and there may be significant delays. It is uncertain whether the FDA’s issues with the NDA will impact the labeling of Risperdal Consta in the U.S. or in other countries, if it is approved. The NDA was filed by an affiliate of J&J PRD and Janssen, and they are responsible for obtaining regulatory approvals. We cannot control the activity of any of our collaborative partners, and we are dependent upon Janssen’s efforts to resolve the FDA’s issues with the NDA for Risperdal Consta. Janssen may terminate our collaboration, including the license and manufacturing agreements, based on its right to do so on short notice under such agreements. If any of the foregoing events were to occur, it would have a material adverse effect on our business, results of operations and financial position.

Our delivery technologies or product development efforts may not produce safe, efficacious or commercially viable products.

     Many of our product candidates require significant additional research and development, as well as regulatory approval. To be profitable, we must develop, manufacture and market our products, either alone or by collaborating with others. It can take several years for a product candidate to be approved and we may not be successful in bringing additional product candidates to the market. A product candidate may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. The product candidate may:

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

     If our delivery technologies or product development efforts fail to generate product candidates that lead to the successful development and commercialization of products, if our collaborative partners decide not to pursue our product candidates or if new products do not perform as anticipated, our business and financial condition will be materially adversely affected.

We rely heavily on collaborative partners.

     Our arrangements with collaborative partners are critical to our success in bringing our products and product candidates to the market and promoting such marketed products profitably. We rely on these parties in various respects, including to conduct preclinical testing and clinical trials, to provide funding for product candidate development programs, raw materials, product forecasts, and sales and marketing services or to participate actively in the regulatory approval process. Most of our collaborative partners can terminate their agreements with us for no reason and on limited notice. We cannot guarantee that any of these relationships will continue. Failure to make or maintain these arrangements or a delay in a collaborative partner’s performance may materially adversely affect our business and financial condition.

     We cannot control our collaborative partners’ performance or the resources they devote to our programs. Consequently, programs may be delayed or terminated or we may have to use funds, personnel, laboratories and other resources that we have not budgeted. A program delay or termination or unbudgeted use of our resources may materially adversely affect our business and financial condition.

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

     None of our drug delivery systems can be commercialized as stand-alone products but must be combined with a drug. To develop any new proprietary product candidate using one of these drug delivery systems, we must obtain the drug substance from another party. We cannot assure you that we will be able to obtain any such drug substance on reasonable terms, if at all.

Our product candidates may not generate significant revenues.

     Even if a product receives regulatory approval for commercial use, the revenues received or to be received from the sale of such products may not be significant and will depend on numerous factors outside of our control, including, in many instances, our collaborators’ decisions on pricing and discounting, the reliance on third-party marketing partners outside the U.S., the ability to obtain reimbursement from third-party payors, the market size for the product, the reaction of companies that market competitive products and general market conditions. In addition, if certain volume levels are not achieved, the costs to manufacture our products may be higher than anticipated.

Risperdal Consta

     An NDA for Risperdal Consta was submitted to the FDA in August 2001 by an affiliate of Janssen. A number of similar filings have been submitted with drug regulatory authorities worldwide by Janssen. In June 2002, J&J PRD, an affiliate of Janssen, received a non-approvable letter for Risperdal Consta from the FDA and, in April 2003, J&J PRD submitted additional data and analyses to the FDA in response to such non-approvable letter. Although approved for sale in 29 countries outside the U.S., there can be no assurance that the NDA or other foreign regulatory filings will be approved in a timely fashion, if at all. If there is a significant delay in resolving the issues raised by the FDA, we may incur significant expenses without receipt of the corresponding royalty and manufacturing revenues. The revenues received from the sale of Risperdal Consta may not be significant and may depend on numerous factors outside of our control, including those outlined above. In addition, the costs to manufacture Risperdal Consta may be higher than anticipated if certain volume levels are not achieved. If Risperdal Consta does not produce significant revenues or if the manufacturing costs are higher than anticipated, our business, results of operations and financial condition would be materially adversely affected.

Vivitrex

     We are currently conducting a Phase III clinical trial in alcohol-dependent patients testing the safety and efficacy of repeat doses of Vivitrex, an injectable extended-release formulation of naltrexone. Our proprietary product candidate, Vivitrex, was tested in a small number of patients in early clinical trials and there can be no assurance that the more than 600-patient Phase III clinical trial will produce results sufficient to obtain regulatory approvals. Even if the Phase III clinical trial is successful and we submit an NDA to the FDA, there can be no assurance that the FDA will accept our data or that the NDA will be approved. We are relying on data from the original approval of oral naltrexone under Section 505(b)(2) of the U.S. Food, Drug and Cosmetic Act. While we believe only one Phase III efficacy study will be required for approval, the FDA will require that additional safety data be collected on Vivitrex’s long-term use before approval. Even if an NDA is approved, we will have to market it ourselves or enter into co-promotion or sales and marketing arrangements with other companies. We currently have no sales force or any marketing experience and arrangements with other companies will result in dependence on such other companies for revenues. In either event, a market for Vivitrex may not develop as expected. There are manufacturing risks that come with the manufacture of Vivitrex. See “Our manufacturing experience is limited.” In addition, naltrexone is made using controlled substances and, therefore, we may be unable to obtain commercial-quantity supplies of naltrexone on commercially reasonable terms.

Our manufacturing experience is limited.

     We currently manufacture Risperdal Consta, Nutropin Depot and all of our product candidates. The manufacture of drugs for clinical trials and for commercial sale is subject to regulation by the FDA under current good manufacturing practices (cGMP) regulations and by other regulators under other laws and regulations. We have manufactured product candidates for use in clinical trials but have limited experience manufacturing products for commercial sale. We cannot assure you that we can successfully manufacture our products under current good manufacturing practices (cGMP) regulations or other laws and regulations in sufficient quantities for commercial sale, or in a timely or economical manner.

     Our manufacturing facilities in Massachusetts and Ohio require specialized personnel and are expensive to operate and maintain. Any delay in the regulatory approval or market launch of product candidates to be manufactured in these facilities will require us to continue to operate these expensive facilities and retain specialized personnel, which may increase our expected losses.

     We have a number of manufacturing facilities, including current good manufacturing practices (cGMP) facilities for Risperdal Consta, Nutropin Depot and facilities for future ProLease product candidates, Medisorb product candidates and AIR pulmonary drug delivery product candidates. We have recently completed expansion of our facility in Ohio for Risperdal Consta and our Medisorb technology product candidates (including Vivitrex) and construction of a facility in Chelsea, Massachusetts for our AIR technology product candidates and both facilities are currently being validated. Validation is a lengthy process that must be completed before we can manufacture under cGMP guidelines.

     To date, the FDA has inspected and approved our manufacturing facility for Nutropin Depot and inspected our manufacturing facility for Risperdal Consta and issued an approvable letter. In addition, a European regulatory body has approved the Ohio facility for the commercial manufacture of Risperdal Consta. We cannot guarantee that the FDA or foreign regulatory agencies will approve any of the other facilities or, once they are approved, that such facilities will remain in compliance with current good manufacturing practices (cGMP) regulations.

      The manufacture of pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time. We may not be able to resolve any such difficulties in a timely fashion, if at all. We are currently the sole manufacturer of Risperdal Consta and Nutropin Depot. If anything were to interfere with the continuing manufacturing operations in either of these facilities, it could materially adversely affect our business and financial condition.

     If more of our product candidates progress to mid- to late-stage development, we will incur significant expenses in the expansion and/or construction of manufacturing facilities and increases in personnel in order to manufacture product candidates. The development of a commercial-scale manufacturing process is complex and expensive. We cannot assure you that we have the necessary funds or that we will be able to develop this manufacturing infrastructure in a timely or economical manner, or at all.

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

     If we fail to develop manufacturing capacity and experience, fail to continue to contract for manufacturing on acceptable terms, or fail to manufacture our product candidates economically on a commercial scale or in accordance with current good manufacturing practices (cGMP) regulations, our development programs will be materially adversely affected. This may result in delays in receiving FDA or foreign regulatory approval for one or more of our product candidates or delays in the commercial production of a product that has already been approved. Any such delays could materially adversely affect our business and financial condition.

Clinical trials for our product candidates are expensive and their outcome is uncertain.

     Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we or our partners must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. We have incurred, and we will continue to incur, substantial expense for, and devote a significant amount of time to, preclinical testing and clinical trials.

     Historically, the results from preclinical testing and early clinical trials have often not predicted results of later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Our proprietary product candidate, Vivitrex, was tested in a small number of patients in early clinical trials and there can be no assurance that our more than 600-patient Phase III clinical trial will produce results sufficient to obtain regulatory approval. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

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

     We have other product candidates in preclinical development. We or our collaborative partners have not submitted Investigational New Drug Applications, or INDs, or begun clinical trials for these product candidates. Preclinical and clinical development efforts performed by us may not be successfully completed. We may not file further INDs. We or our collaborative partners may not begin clinical trials as planned.

     Completion of clinical trials may take several years or more. The length of time can vary substantially with the type, complexity, novelty and intended use of the product candidate. The commencement and rate of completion of clinical trials may be delayed by many factors, including the:

•	potential delay by a collaborative partner in beginning the clinical trial;

•	inability to recruit clinical trial participants at the expected rate;

•	failure of clinical trials to demonstrate a product candidate’s safety or efficacy;

•	inability to follow patients adequately after treatment;

•	unforeseen safety issues;

•	inability to manufacture sufficient quantities of materials used for clinical trials; and

•	unforeseen governmental or regulatory delays.

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

We may not recoup any of our $100 million investment in Reliant.

     In December 2001, we made a $100 million investment in Series C Preferred Units of Reliant Pharmaceuticals, LLC (“Reliant”) in exchange for approximately a 19% interest in Reliant. Reliant is a privately held pharmaceutical company marketing branded, prescription pharmaceutical products to primary care physicians in the U.S. Our investment in Reliant is illiquid and required us to take noncash charges based on Reliant’s net losses from its operations. We recorded equity losses of $100 million related to our Reliant investment from the date of our investment through March 31, 2003 and, as required under the equity method of accounting, our $100 million dollar investment was reduced to zero in the same time period. Since we have no further funding commitments to Reliant, we will not record any further share of Reliant’s losses in our consolidated statements of operations and comprehensive loss. We may not see any return on our $100 million investment.

We will need to spend substantial funds to become profitable.

     We will need to spend substantial amounts of money before we can be profitable, and there can be no assurance we will achieve profitability. The amount we will spend and when we will spend it depends, in part, on:

•	the progress of our research and development programs for proprietary and collaborative product candidates, including clinical trials;

•	the time and expense that will be required to pursue FDA or foreign regulatory approvals for our product candidates and whether such approvals are obtained;

•	the cost of building, operating and maintaining manufacturing and research facilities;

•	how many product candidates we pursue, particularly proprietary product candidates;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	how competing technological and market developments affect our product candidates;

•	the cost of possible acquisitions of drug delivery technologies, compounds, product rights or companies; and

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise.

     If we require additional funds to complete any of our programs, we may seek funds through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. We will continue to pursue opportunities to obtain additional financing in the future. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors. Our future capital requirements will also depend on many of the factors listed above. If we are unable to raise additional funds on terms that are favorable to us, we may have to cut back significantly on one or more of our programs, give up some of our rights to our technologies, product candidates or licensed products or agree to reduced royalty rates from collaborative partners.

We anticipate that we will incur substantial losses in the foreseeable future.

     We have had net operating losses since being founded in 1987. At March 31, 2003, our accumulated deficit was $450.8 million. These losses principally consisted of the costs of research and development, capital expenditures and general and administrative expenses, as well as noncash compensation costs and noncash charges related to our share of Reliant Pharmaceuticals, LLC’s losses. We expect to incur substantial additional expenses over the next several years as our research and development activities, including clinical trials, increase and as we continue to manufacture products. In addition, we expect these costs to increase over prior years as we expand development of our collaborators’ and our own product candidates.

     Our future profitability depends, in part, on our ability to:

•	obtain and maintain regulatory approval for our products in the U.S. and in foreign countries;

•	enter into agreements to develop and commercialize products;

•	develop and expand our capacity to manufacture and market products or enter into agreements with others to do so;

•	obtain adequate reimbursement coverage for our products from insurance companies, government programs and other third party payors;

•	obtain additional research and development funding from collaborative partners or funding for our proprietary product candidates; and

•	achieve certain product development milestones.

     We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable or achieve significant revenues. Even if we do achieve some or all of these goals, we may not achieve significant commercial success.

The FDA or foreign regulatory agencies may not approve our product candidates.

     Approval from the FDA is required to manufacture and market pharmaceutical products in the U.S. Regulatory agencies in foreign countries have similar requirements. The process that pharmaceutical products must undergo to obtain this approval is extensive and includes preclinical testing and clinical trials to demonstrate safety and efficacy and a review of the manufacturing process to ensure compliance with current good manufacturing practices (cGMP) regulations. This process can last many years and be very costly and still be unsuccessful. FDA or foreign regulatory approval can be delayed, limited or not granted at all for many reasons, including:

•	a product candidate may not be safe or effective;

•	data from preclinical testing and clinical trials may be interpreted by the FDA or foreign regulatory agencies in different ways than we or our partners interpret it;

•	the FDA or foreign regulatory agencies might not approve our manufacturing processes or facilities;

•	the FDA or foreign regulatory agencies may change their approval policies or adopt new regulations;

•	a product candidate may not be approved for all the indications we or our partners request; and

•	the FDA may not agree with our or our partners’ regulatory approval strategies or components of our or our partners’ filings, such as clinical trial designs.

     For some product candidates, the drug used has not been approved at all or has not been approved for every indication it is targeting. Any delay in the approval process for any of our product candidates will result in increased costs that could materially adversely affect our business and financial condition.

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

If and when approved, the commercial use of our products may cause unintended side effects or adverse reactions or incidence of misuse may appear.

     We cannot predict whether the commercial use of products (or product candidates in development, if and when they are approved for commercial use) will produce undesirable or unintended side effects that have not been evident in the use of, or clinical trials conducted for, such products (and product candidates) to date. Additionally, incidents of product misuse may occur. These events, among others, could result in product recalls, product liability actions or withdrawals or additional regulatory controls.

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

     We know of several U.S. patents issued to third parties that relate to our product candidates. One of those third parties has asked us to compare our Medisorb technology to that third party’s patented technology. Another such third party has asked a collaborative partner to substantiate how our ProLease microspheres are different from that third party’s patented technology. The manufacture, use, offer for sale, sale or importing of any of these product candidates might be found to infringe on the claims of these third party patents. A third party might file an infringement action against us. Our cost of defending such an action is likely to be high and we might not receive a favorable ruling.

     We also know of patent applications filed by other parties in the U.S. and various foreign countries that may relate to some of our product candidates if such patents are issued in their present form. If patents are issued to any of these applicants, we may not be able to manufacture, use, offer for sale or sell some of our product candidates without first getting a license from the patent holder. The patent holder may not grant us a license on reasonable terms or it may refuse to grant us a license at all. This could delay or prevent us from developing, manufacturing or selling those of our product candidates that would require the license.

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

     We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our collaborative partners, licensors, employees and consultants. Any of these parties may breach the agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to, or independently developed by, a competitor, our business and financial condition could be materially adversely affected.

We are exposed to product liability claims and recalls.

     We may be exposed to liability claims arising from the commercial sale of our products, Nutropin Depot or Risperdal Consta, or the use of our product candidates in clinical trials and those awaiting regulatory approval. These claims may be brought by consumers, clinical trial participants, our collaborative partners or third parties selling the products. We currently carry product liability insurance coverage in such amounts as we believe are sufficient for our business. However, we cannot provide any assurance that this coverage will be sufficient to satisfy any liabilities that may arise. As our development activities progress and we continue to have commercial sales, this coverage may be inadequate; we may be unable to obtain adequate coverage at an acceptable cost or we may be unable to get adequate coverage at all. This could prevent or limit our commercialization of our product candidates or commercial sales of our products. Even if we are able to maintain insurance that we believe is adequate, our financial condition may be materially adversely affected by a product liability claim.

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

     Further, other companies may develop products or may acquire technology for the development of products that are the same as or similar to our platform technologies or the product candidates we have in development. Because there is rapid technological change in the industry and because other companies have more resources than we do, other companies may:

•	develop their products more rapidly than we can;

•	complete any applicable regulatory approval process sooner than we can; or

•	offer their newly developed products at prices lower than our prices.

     Any of the foregoing may negatively impact our sales of newly developed products. Technological developments or the FDA’s approval of new therapeutic indications for existing products may make our existing products or those product candidates we are developing obsolete or may make them more difficult to market successfully, any of which could have a material adverse effect on our business and financial condition.

Foreign currency exchange rates may affect revenue.

     To the extent that significant revenues from Risperdal Consta are derived from foreign countries, such revenues may fluctuate when translated to U.S. dollars as a result of changes in foreign currency exchange rates.

We face competition in the biotechnology and pharmaceutical industries.

     We can provide no assurance that we will be able to compete successfully against the competitive forces in developing our products and product candidates.

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

     There are other companies developing extended-release drug delivery systems and pulmonary delivery systems. In many cases, there are products on the market or in development that may be in direct competition with our products or product candidates. In addition, we know of new chemical entities that are being developed that, if successful, could compete against our product candidates. These chemical entities are being designed to work differently than our product candidates and may turn out to be safer or to be more effective than our product candidates. Among the many experimental therapies being tested in the U.S. and Europe, there may be some that we do not now know of that may compete with our drug delivery systems or product candidates. Our collaborative partners could choose a competing drug delivery system to use with their drugs instead of one of our drug delivery systems.

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

     Further, our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any product candidates that we develop will depend on a number of factors, including:

•	demonstration of their safety and clinical efficacy;

•	their cost-effectiveness;

•	their potential advantage over alternative treatment methods;

•	the marketing and distribution support they receive; and

•	reimbursement policies of government and third-party payors.

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

     Our success depends on the services of key employees in executive, research and development, manufacturing and regulatory positions. The loss of the services of key employees could have a material adverse effect on our business.

If we issue additional common stock, you may suffer dilution of your investment and a decline in stock price.

     As discussed above under “We will need to spend substantial funds to become profitable,” we may issue additional equity securities or securities convertible into equity securities to raise funds, thus reducing the ownership share of the current holders of our common stock, which may adversely affect the market price of the common stock. In addition, we were obligated, at March 31, 2003, to issue 13,876,740 shares of common stock upon the vesting and exercise of stock options and vesting of stock awards and 22,727,024 shares of common stock upon conversion of the 6.52% Senior Notes (which will occur on July 18, 2003), 9,978 shares of common stock issuable upon conversion of the 3.75% Subordinated Notes and 3,307,607 shares of common stock issuable upon conversion of the Convertible Preferred Stock. Any of our shareholders could sell all or a large number of their shares, which could adversely affect the market price of our common stock.

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

•	non-approval or set-backs in development of our product candidates and success of our research and development programs;

•	public concern as to the safety of drugs developed by us or others;

•	announcements of issuances of common stock or acquisitions by Alkermes;

•	developments of our corporate partners;

•	announcements of technological innovations or new therapeutic products or drug delivery methods by us or others;

•	changes in government regulations or policies or patent decisions; and

•	general market conditions.

We may encounter difficulties integrating future acquisitions.

     We have in the past and may again acquire novel technologies, compounds or the rights to certain products through acquisitions of such technologies and intellectual property rights or through the acquisition of businesses or companies. We cannot assure you that any such future acquisition will be completed, successfully integrated with our current businesses, will achieve revenues or will be profitable. We may have difficulty assimilating the operations, technology and personnel of any acquired businesses.

     If we make significant acquisitions for stock consideration, the current holders of our common stock may be significantly diluted. If we make significant acquisitions for cash consideration, we may be required to use a substantial portion of our available cash.

Anti-takeover provisions may not benefit shareholders.

     We are a Pennsylvania corporation and Pennsylvania law contains strong anti-takeover provisions. In February 2003, our board of directors adopted a shareholder rights plan. The shareholder rights plan provides for a dividend of one preferred share purchase right on each outstanding share of our common stock. Each right entitles shareholders to buy 1/1000th of a share of our Series A Junior Participating Preferred Stock at an exercise price of $80.00. Each right will become exercisable following the tenth day after a person or group announces an acquisition of or commences a tender offer to purchase 15% or more of our common stock. We will be entitled to redeem the rights at $0.001 per right at any time on or before the close of business on the tenth day following acquisition by a person or group of 15% or more of our common stock. The shareholder rights plan and Pennsylvania law could make it more difficult for a person or group to, or discourage a person or group from attempting to, acquire control of us, even if the change in control would be beneficial to shareholders. Our articles of incorporation and bylaws also contain certain provisions that could have a similar effect. The articles provide that our board of directors may issue, without shareholder approval, preferred stock having such voting rights, preferences and special rights as the board of directors may determine. The issuance of such preferred stock could make it more difficult for a third party to acquire us.

Item 2.    Properties

     We lease approximately 295,000 square feet of laboratory, manufacturing and office space in Cambridge, Massachusetts under several leases expiring in the years 2004 to 2012. Approximately 81,000 square feet of laboratory and office space in Cambridge, Massachusetts is not utilized or is being sublet. A portion of the space was exited in connection with the move into our new corporate headquarters and the balance was exited as a part of the Company’s restructuring of operations undertaken in August 2002. We are in the process of moving and validating our GMP clinical manufacturing suites for the manufacture of product candidates incorporating the ProLease delivery system and the AIR technology in the Company’s principal location for clinical manufacturing. The lease for the Company’s headquarters and principle location for clinical manufacturing and laboratory space commenced in June 2002 and will terminate in 2012. Several of the leases contain provisions permitting us to extend the term of such leases for up to two ten-year periods. We also have a 32,000 square foot commercial scale ProLease manufacturing facility in Cambridge, Massachusetts.

     During fiscal 2001, we entered into a new lease for a 90,000 square foot building which we are developing as a commercial scale AIR manufacturing facility in Chelsea, Massachusetts. The lease term is for fifteen years with an option to extend the term of such lease for up to two five-year periods. Construction of this facility is substantially complete and the validation process is underway.

     We own and occupy approximately 100,000 square feet of manufacturing, office and laboratory space in Wilmington, Ohio. The facility contains a GMP production facility designed for the production of Medisorb microspheres on a commercial scale. We recently completed construction of 50,000 square feet of this manufacturing facility and validation is currently underway. We also lease and occupy approximately 30,000 square feet of laboratory and office space in Blue Ash, Ohio under a lease expiring in 2004.

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

	Fiscal 2003		Fiscal 2002

	High	Low	High	Low

1st Quarter	$26.65	$14.65	$37.75	$20.38
2nd Quarter	10.68	3.55	35.36	17.39
3rd Quarter	11.31	6.00	28.90	18.22
4th Quarter	9.15	6.30	31.39	23.67

     There were 452 shareholders of record for our common stock and one shareholder of record for our non-voting common stock on June 23, 2003. No dividends have been paid on the common stock or non-voting common stock to date and we do not expect to pay cash dividends thereon in the foreseeable future. The closing share price of our common stock on June 23, 2003 was $10.66.

Private Placement to Eli Lilly and Company

     In December 2002, and in connection with an expansion of a collaboration for the development of certain products with Lilly, we issued and sold 3,000 shares of our newly issued convertible preferred stock to Lilly for an aggregate purchase price of $30 million, in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and further pursuant to Rule 506 under Regulation D promulgated under such act. We reasonably believed Lilly was and is an accredited investor, based on representations made to us by Lilly and by our review of Lilly’s filings with the SEC under the Securities Exchange Act of 1934, as amended. The Convertible Preferred Stock is convertible into shares of our common stock at any time at our option or upon certain events, including the filing of an NDA with the FDA with regard to any pulmonary insulin product developed pursuant to the collaboration, in each case at a conversion price based on the market price of the common stock at the time of conversion.

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

Private Placement to GlaxoSmithKline

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

Item 6. Selected Financial Data

Alkermes, Inc. and Subsidiaries
(In thousands, except per share data)

	Year Ended March 31,

	2003	2002	2001	2000	1999

Consolidated Statement of Operations Data:
Revenues:
Manufacturing and royalty revenues	$15,482	$—	$—	$—	$—
Research and development revenue under collaborative arrangements	31,784	54,102	56,030	22,920	33,892

Total revenues	47,266	54,102	56,030	22,920	33,892

Expenses:
Cost of goods manufactured	10,910	—	—	—	—
Research and development	85,388	92,092	68,774	54,483	48,457
General and administrative	26,694	24,387	19,611	14,878	14,556
Restructuring costs (1)	6,497	—	—	—	—
Noncash compensation (income) expense – attributed to research and development	—	—	(2,448)	29,493	16,239
Purchase of in-process research and development (2)	—	—	—	—	3,221

Total expenses	129,489	116,479	85,937	98,854	82,473

Net operating loss	(82,223)	(62,377)	(29,907)	(75,934)	(48,581)

Other income (expense):
Interest and other income	3,776	15,302	22,437	11,539	9,823
Gain on exchange of notes (3)	80,849	—	—	—	—
Derivative loss related to convertible senior subordinated notes (4)	(4,300)	—	—	—	—
Interest expense	(10,403)	(8,876)	(9,399)	(3,652)	(2,298)

Total other income	69,922	6,426	13,038	7,887	7,525

Equity in losses of Reliant (5)	(94,597)	(5,404)	—	—	—

Net loss	(106,898)	(61,355)	(16,869)	(68,047)	(41,056)
Preferred stock dividends	—	—	(7,268)	(9,389)	(7,455)

Net loss attributable to common shareholders	$(106,898)	$(61,355)	$(24,137)	$(77,436)	$(48,511)

Basic and diluted loss per common share	$(1.66)	$(0.96)	$(0.43)	$(1.52)	$(0.99)

Weighted average number of common shares outstanding	64,368	63,669	55,746	51,015	49,115

Consolidated Balance Sheet:	March 31,

	2003	2002	2001	2000	1999

Cash and cash equivalents and short-term investments	$136,094	$152,347	$254,928	$337,367	$163,419
Total assets	255,699	350,350	391,297	413,961	213,452
Long-term obligations	—	7,800	11,825	22,792	28,417
Convertible subordinated notes	166,586	200,000	200,000	200,000	—
Convertible preferred stock	30,000	—	—	22,990	23,000
Shareholders’ (deficit) equity	(5,046)	99,664	148,410	167,967	156,206

(1)  Represents charges taken in connection with our August 2002 restructuring of operations. We substantially completed our restructuring program during fiscal 2003.

(2)  Represents a $3,221 nonrecurring charge in fiscal 1999 for RingCap® and DST technologies licensed from ALZA Corporation.

(3)  Represents a $80,849 non-recurring gain related to the exchange of our 3.75% Subordinated Notes for our 6.52% Senior Notes.

(4)  Represents noncash charges in connection with a derivative liability associated with the “Two-Year Interest Make-Whole” payment provision of our 6.52% Senior Notes. The derivative liability is recorded at fair value and will be settled upon conversion of the outstanding 6.52% Senior Notes on July 18, 2003.

(5)  Represents our share of Reliant’s losses recorded under the equity method of accounting. Since we have no further funding commitments to Reliant, we will not record any further share of the losses of Reliant in our consolidated statements of operations and comprehensive loss.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations of Alkermes, Inc. and Subsidiaries

Introduction

     Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we” or “our”), a Pennsylvania corporation organized in 1987, is an emerging pharmaceutical company developing products based on applying its proprietary drug delivery technologies to enhance therapeutic outcomes. Our areas of focus include: controlled, extended-release of injectable drugs using our ProLease® and Medisorb® delivery systems and the development of inhaled pharmaceuticals based on our proprietary Advanced Inhalation Research, Inc. (“AIR®”) pulmonary delivery system. Our business strategy is two-fold. We partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. We have a pipeline of products in various stages of development and two marketed products, Risperdal Consta™ and Nutropin Depot®. In addition to our Cambridge, Massachusetts corporate headquarters, research and manufacturing facilities, we operate research and manufacturing facilities in Ohio. Since our inception in 1987, we have devoted a significant portion of our resources to research and development programs and the purchase of property, plant and equipment. At March 31, 2003, we had an accumulated deficit of $450.8 million. We expect to incur substantial additional operating losses over the next few years.

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

     Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our development and manufacturing activities and our results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others: (i) whether additional regulatory approvals will be received for Risperdal Consta, particularly in the U.S. after Johnson & Johnson Pharmaceutical Research and Development, LLC (“J&J PRD”) received a non-approvable letter for Risperdal Consta from the FDA; (ii) whether additional commercial launches of Risperdal Consta in countries where it has been or may be approved occur in a timely or successful manner; (iii) Nutropin Depot, Risperdal Consta and our product candidates (including our proprietary product candidate, Vivitrex®), if approved for marketing, may not produce significant revenues and we rely on our partners to determine the regulatory and marketing strategies for Risperdal Consta and Nutropin Depot; (iv) Nutropin Depot, Risperdal Consta and our product candidates (including our proprietary product candidate, Vivitrex), in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (v) we may enter into a collaboration with a third party to market or fund a proprietary product candidate and the terms of such a collaboration may not meet our expectations; (vi) our delivery technologies or product development efforts may not produce safe, efficacious or commercially viable products; (vii) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (viii) we may be unable to manufacture our first products, Nutropin Depot and Risperdal Consta, or to manufacture or scale-up our future products, on a commercial scale or economically; (ix) unexpected events could interrupt manufacturing operations at our Risperdal Consta and Nutropin Depot facilities, which are, in each case, the sole source of supply for these products; (x) after the completion of clinical trials and the submission to the FDA of a New Drug Application (“NDA”) for marketing approval and to other health authorities as a marketing authorization application, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays, or such authorities could refuse to approve the product at all; (xi) clinical trials are a time-consuming and expensive process; (xii) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (xiii) we may not recoup any of our $100 million investment in Reliant Pharmaceuticals, LLC (“Reliant”); (xiv) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xv) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xvi) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xvii) we may need to spend substantial funds to become profitable and will, therefore, continue to incur losses for the foreseeable future; and (xviii) we will need to raise substantial additional funding to continue research and development programs and clinical trials and could incur difficulties or setbacks in raising such funds.

Critical Accounting Policies

     While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Form 10-K for the year ended March 31, 2003, we believe the following accounting policies to be important to the portrayal of our financial condition and results of operations and can require estimates from time to time.

     Revenue Recognition – Manufacturing and royalty revenues consist of revenue earned under certain manufacturing and supply and license agreements for our two commercial products, Risperdal Consta and Nutropin Depot. Manufacturing revenues are earned when product is shipped to our collaborative partners. Royalty revenues are earned on product sales made by our collaborative partners and are recorded in the period the product is sold by our collaborative partners. Manufacturing revenues recognized by us are based on information supplied to us by our collaborative partners and may require estimates to be made.

     Research and development revenue consists of nonrefundable research and development funding under collaborative arrangements with various collaborative partners. Research and development funding generally compensates us for formulation, preclinical and clinical testing related to the collaborative research programs, and is recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the corporate partner is obligated to pay and when no future performance obligations exist.

     Fees for the licensing of technology or intellectual property rights on initiation of collaborative arrangements are recorded as deferred revenue upon receipt and recognized as income on a systematic basis (based upon the timing and level of work performed or on a straight-line basis if not otherwise determinable) over the period that the related products or services are delivered or obligations, as defined in the agreement, are performed. Revenue from milestone or other upfront payments is recognized as earned in accordance with the terms of the related agreements. These agreements may require deferral of revenue recognition to future periods.

     Equity Method Investment in Reliant – In December 2001, we purchased 63% of an offering by Reliant Pharmaceuticals, LLC (“Reliant”) of its Series C Convertible Preferred Units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100 million. The investment is being accounted for under the equity method of accounting because Reliant is organized as a limited liability company, which is treated in a manner similar to a partnership. Because, at the time of our investment, Reliant had an accumulated deficit from operations and a deficit in members capital, under applicable accounting rules, our share of Reliant’s losses from the date of our investment is being recognized in proportion to our percentage participation in the Series C financing, and not in proportion to our percentage ownership interest in Reliant. We record our equity in the income or losses of Reliant three months in arrears. For the fiscal years ended in 2003 and 2002, this charge amounted to $94.6 million and $5.4 million, respectively, and is recorded in our consolidated statements of operations and comprehensive loss under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.” Reliant is a privately held company over which we do not exercise control and we have relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to us to calculate our share of Reliant’s losses.

     Embedded Derivative – We exchanged our 3.75% Convertible Subordinated Notes due 2007 (the “3.75% Subordinated Notes”) and offered for sale new 6.52% Convertible Senior Subordinated Notes due December 31, 2009 (the “6.52% Senior Notes”) to existing holders in December 2002. The 6.52% Senior Notes are automatically convertible by us if the closing price of our common stock has exceeded $11.523 for at least 20 trading days during any 30-day trading period. If the automatic conversion occurs on or prior to December 30, 2004 or if the holders voluntarily convert prior to December 30, 2004, the Company will pay additional interest equal to two full years of interest on the 6.52% Senior Notes (the “Two-Year Interest Make-Whole”), less any interest paid or provided for on the 6.52% Senior Notes prior to conversion. The Two-Year Interest Make-Whole represents an embedded derivative which is required to be accounted for apart from the underlying 6.52% Senior Notes. At March 31, 2003, this embedded derivative had an estimated fair value of $13.3 million and is accounted for as a liability on the consolidated balance sheets. A $4.3 million noncash charge to “Derivative loss related to convertible senior subordinated notes” has been recorded in the year ended March 31, 2003 to account for the increase of this derivative liability. On June 18, 2003 we announced that we exercised our automatic conversion right for the 6.52% Senior Notes. The embedded derivative will be adjusted to the value of the remaining interest payments of the Two-Year Interest Make-Whole payment, or approximately $17.1 million, at June 30, 2003. On July 18, 2003 and upon the payment of the Two-Year Interest Make-Whole, the embedded derivative will be reduced to zero.

     Cost of Goods Manufactured – Our cost of goods manufactured include estimates made around allocations of salaries and related benefits, occupancy costs, depreciation expense and other allocable costs directly related to our manufacturing activities. Costs of goods manufactured are incurred with the manufacture of Risperdal Consta and Nutropin Depot.

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

     Restructuring of Operations – In August 2002, we announced a restructuring program to reduce our cost structure as a result of our expectations regarding the financial impact of a delay in the U.S. launch of Risperdal Consta by our partner Janssen Pharmaceutica or “Janssen” (a wholly owned subsidiary of Johnson & Johnson). The restructuring program reduced our workforce by 122 employees, representing 23% of our total workforce and includes consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of our medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and other expenses.

     In connection with the restructuring program, we recorded charges of approximately $6.5 million in the consolidated statements of operations and comprehensive loss in the year ended March 31, 2003, which consisted of approximately $1.5 million in employee separation costs, including severance and related benefits, and approximately $5.0 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee, the length of time it will take to sublease certain of our facilities and the lease rates at which we may negotiate sublease agreements with third parties. As of March 31, 2003, we had paid an aggregate of approximately $1.5 million and $1.5 million in employee separation costs and facility closure costs, respectively.

Results of Operations

     The net loss provided in accordance with accounting principles generally accepted in the U.S. (known as “GAAP”) for the fiscal year ended March 31, 2003 was $106.9 million or $1.66 per share as compared to a net loss of $61.4 million or $0.96 per share in the prior year. Included in the net loss for fiscal 2003 is a $94.6 million noncash charge related to the equity investment we made in Reliant in December 2001, as well as an $80.8 million noncash gain on the exchange of our convertible notes in December 2002.

     Due to the amount of revenues earned as a result of the commercial launch of Risperdal Consta in certain countries outside of the U.S., the Company has, for the first time, separately reported its manufacturing and royalty revenues. Total manufacturing and royalty revenues were $15.5 million for the fiscal year ended in 2003, including $13.4 million of manufacturing and royalty revenues for Risperdal Consta. The majority of the manufacturing and royalty revenues were earned from manufacturing fee revenues for Risperdal Consta as our partner, Janssen, purchased product to build inventory and support the commercial launch of the product. Alkermes developed the delivery technology for Risperdal Consta, which is an injectable, long-acting formulation of Risperdal®, a Janssen drug. Johnson & Johnson has filed for approval of Risperdal Consta around the world. To date the product has been approved for sale in 29 countries. Janssen-Cilag, a wholly owned subsidiary of Johnson & Johnson, is currently marketing Risperdal Consta in Australia, Austria, Denmark, Finland, Germany, Ireland, Israel, Korea, Mexico, The Netherlands, New Zealand, Norway, Switzerland, and the United Kingdom. The product is approved, but has not yet been launched, in Argentina, Bahrain, Bulgaria, Colombia, the Czech Republic, Estonia, Hong Kong, Hungary, Iceland, Kuwait, Latvia, Lithuania, Spain, Thailand and Uruguay.

     Our research and development revenue under collaborative arrangements was $31.8 million, $54.1 million and $56.0 million for the fiscal years ended in 2003, 2002 and 2001, respectively. The decrease in such revenue was primarily the result of the change in the Risperdal Consta program from a development stage program to a commercial product, the restructuring of our AIR insulin and AIR hGH programs with Lilly and changes in our partners, as well as changes in the stage of several other collaborative programs. Beginning January 1, 2003, we no longer record research and development revenue for work performed on the Lilly programs but instead use the proceeds from Lilly’s purchase of $30 million of our preferred stock in December 2002 to pay for development costs into calendar year 2004. The decrease in such revenue for fiscal 2002 as compared to fiscal 2001 was mainly the result of a significant non-recurring milestone earned in fiscal 2001 which was largely offset by a significant increase in funding earned under other collaborative agreements during fiscal 2002.

     Due to the amount of revenues earned as a result of the commercial launch of Risperdal Consta in certain countries outside the U.S., we are reporting cost of goods manufactured separately from research and development expenses for the first time. For fiscal 2003, the cost of goods manufactured was $10.9 million consisting of approximately $5.5 million for Risperdal Consta and approximately $5.4 million for Nutropin Depot.

     Research and development expenses were $85.4 million for the fiscal year ended in 2003 compared to $92.1 million and $68.8 million for the fiscal years ended in 2002 and 2001, respectively. The decrease in research and development expenses for fiscal 2003 as compared to fiscal 2002 is primarily because we are now separately reporting the cost of goods manufactured for our commercial products as Risperdal Consta moved from a development stage program to a commercial product. This decrease was partially offset by an increase in external research expenses as we advanced our proprietary product candidates and our collaborators’ product candidates through development and clinical trials. We currently have two products in Phase III clinical trials: Vivitrex, our proprietary product candidate for alcohol dependence, and Nutropin Depot for adult growth hormone deficiency in collaboration with Genentech, Inc. The increase in research and development expenses for fiscal 2002 as compared to fiscal 2001 was mainly the result of increases in personnel, external research expenses and lab supplies as we advance our proprietary product candidates and our collaborators’ product candidates through development and clinical trials and prepare for commercialization. For fiscal 2003 as compared to fiscal 2002 and fiscal 2002 as compared to fiscal 2001, there was also an increase in occupancy costs and depreciation expense related to the expansion of our facilities in both Massachusetts and Ohio. We expect an increase in research and development costs in fiscal 2004 resulting from the continuing development of our proprietary product candidates and our collaborators’ product candidates.

     A significant portion of our research and development expenses (including laboratory supplies, travel, dues and subscriptions, recruiting costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or our drug delivery technologies in general. Expenses incurred to purchase specific services from third parties to support our collaborative research and development activities are tracked by project and are reimbursed to us by our partners. We generally bill our partners under collaborative arrangements using a single full-time equivalent or hourly rate. This rate has been established by us annually based on our annual budget of salaries, employee benefits and the billable non-project-specific costs mentioned above and is often increased annually thereafter based on increases in the consumer price index. Each collaborative partner is billed using a full-time equivalent or hourly rate for the hours worked by our employees on a particular project, plus any direct external research costs. We account for our research and development expenses on a departmental and functional basis in accordance with our budget and management practices.

     Below is a summary of our key proprietary and collaborators’ commercial products and product candidates and their respective stages of clinical development.

Product		Phase of Clinical
Candidate	Indication	Development (1)

Risperdal Consta	Schizophrenia	Marketed (2)
Nutropin Depot	Pediatric growth hormone deficiency	Marketed
Vivitrex	Alcohol dependence	Phase III
Vivitrex	Opioid dependence	Phase II
Nutropin Depot	Adult growth hormone deficiency	Phase III
Exenatide LAR (AC2993)	Diabetes	Phase II
AIR Epinephrine	Anaphylaxis	Phase I
ProLease r-hFSH	Infertility	Phase Ib
AIR Insulin	Diabetes	Undisclosed
AIR hGH	Growth hormone deficiency	Phase I
Others	Various	Preclinical

     (1)  “Phase I” clinical trials indicates that the compound is being tested in humans for safety and preliminary indications of biological activity in a limited patient population. “Phase II” clinical trials indicates that the trial is being conducted in patients and is to provide information on dosing and is testing for safety and preliminary evidence of efficacy. “Phase III” clinical trials indicates that the trial is being conducted in patients and is testing the safety and efficacy of the compound. “Preclinical” indicates that we or our partners are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in animal models or biochemical assays.

     (2)  Approved for sale in 29 countries. Marketed in Australia, Austria, Denmark, Finland, Germany, Ireland, Israel, Korea, Mexico, The Netherlands, New Zealand, Norway, Switzerland and the United Kingdom. Janssen has also received marketing approval but has not yet launched in Argentina, Bahrain, Bulgaria, Colombia, the Czech Republic, Estonia, Hong Kong, Hungary, Iceland, Kuwait, Latvia, Lithuania, Spain, Thailand and Uruguay. Received a non-approvable letter from the U.S. FDA. See “Results of Operations- Risperdal Consta” for further information on the status of Risperdal Consta in the U.S.

     General and administrative expenses were $26.7 million, $24.4 million and $19.6 million for the fiscal years ended in 2003, 2002 and 2001, respectively. The increase for fiscal 2003 as compared to fiscal 2002 was primarily the result of $2.6 million of merger costs that were expensed as a result of the mutual termination of the merger agreement with Reliant in August 2002. General and administrative expenses also increased as a result of an increase in professional fees, insurance costs and consulting costs, paritally offset by a decrease in personnel and related costs as a result of our restructuring in August 2002. The increase for fiscal 2002 as compared to fiscal 2001 was primarily a result of an increase in personnel, as well as increased professional fees, consulting costs and noncash compensation expense. For fiscal 2003 as compared to fiscal 2002 and fiscal 2002 as compared to fiscal 2001, there was also an increase in occupancy costs related to the expansion of our facilities in both Massachusetts and Ohio.

     In August 2002, we announced a restructuring program to reduce our cost structure as a result of our expectations regarding the financial impact of a delay in the U.S. launch of Risperdal Consta by our collaborative partner, Janssen. The restructuring program reduced our workforce by 122 employees, representing 23% of our total workforce and includes consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of our medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and other expenses. The workforce reductions were made across all functions of the Company.

     In connection with the restructuring program, we recorded charges of approximately $6.5 million in the consolidated statements of operations and comprehensive loss for the year ended March 31, 2003, which consisted of approximately $1.5 million in employee separation costs, including severance and related benefits, and approximately $5.0 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee, the length of time it will take to sublease certain of our facilities and the lease rates at which we may negotiate sublease agreements with third parties. As of March 31, 2003, we had paid an aggregate of approximately $1.5 million and $1.5 million in employee separation costs and facility closure costs, respectively.

     The amounts in the accrual are expected to be paid through fiscal 2006. Pursuant to the restructuring plan, the following charges and payments have been recorded during the year ended March 31, 2003:

	Balance,	Charge for	Payments for	Balance,
	April 1, 2002	the Year	the Year	March 31, 2003

Type of Liability

Employee separation costs	$—	$1,480,025	($1,463,478)	$16,547
Facility closure costs	—	5,016,599	(1,496,136)	3,520,463

Total	$—	$6,496,624	($2,959,614)	$3,537,010

     We have substantially completed our restructuring program during fiscal 2003. However, the remaining restructuring accrual is an estimate of costs associated with leases or closed facilities and may require adjustment in the future.

     Interest income was $3.8 million, $15.3 million and $22.4 million for the fiscal years ended in 2003, 2002 and 2001, respectively. The decrease for fiscal 2003 as compared to 2002 and fiscal 2002 as compared to fiscal 2001 was primarily the result of lower average cash and investment balances as compared to the prior year as well as a decline in market interest rates.

     Interest expense was $10.4 million for the fiscal year ended in 2003 as compared to $8.9 million and $9.4 million for the fiscal years ended in 2002 and 2001, respectively. The increase for fiscal 2003 as compared to fiscal 2002 was primarily the result of interest charges related to the 6.52% Senior Notes issued in December 2002. The decrease for fiscal 2002 as compared to fiscal 2001 was primarily the result of a decrease in the average outstanding debt balance as compared to the prior year.

     Gain on exchange of notes was $80.8 million for the fiscal year ended in 2003 and was a result of the gain on the exchange of $199.3 million principal of the 3.75% Subordinated Notes for $114.6 million principal of the 6.52% Senior Notes in December 2002.

     A $4.3 million noncash charge to “Derivative loss related to convertible senior subordinated notes” has been recorded in the year ended March 31, 2003 to account for the increase in the derivative liability associated with our 6.52% Senior Notes. The 6.52% Senior Notes are automatically convertible by us if the closing price of our common stock has exceeded $11.523 for at least 20 trading days during any 30-day trading period. If the automatic conversion occurs on or prior to December 30, 2004 or if the holders voluntarily convert prior to December 30, 2004, the Company will pay additional interest equal to two full years of interest on the converted new notes or the “Two-Year Interest Make-Whole”, less any interest paid or provided for on the 6.52% Senior Notes prior to conversion. The Two-Year Interest Make-Whole represents an embedded derivative which is required to be accounted for apart from the underlying 6.52% Senior Notes and at March 31, 2003 had an estimated fair value of $13.3 million and is accounted for as a liability in the consolidated balance sheets. This embedded derivative will be adjusted for changes in its estimated fair value through the date of conversion of the 6.52% Senior Notes which will occur on July 18, 2003 based on our exercise of the automatic conversion right on June 18, 2003.

     We do not believe that inflation and changing prices have had a material impact on our results of operations.

Reliant

     In December 2001, we purchased approximately 63% of an offering by Reliant of its Series C Convertible Preferred Units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100 million. The investment is being accounted for under the equity method of accounting because Reliant is organized as a limited liability company, which is treated in a manner similar to a partnership. Because, at the time of our investment, Reliant had an accumulated deficit from operations and deficit in members capital, under applicable accounting rules, our share of Reliant’s losses from the date of our investment is being recognized in proportion to our percentage participation in the Series C financing, and not in proportion to our 19% ownership interest in Reliant. We have been recording our equity in the losses of Reliant three months in arrears. For the fiscal year ended in 2003 and 2002, this noncash charge amounted to $94.6 million and $5.4 million, respectively, and is recorded in our consolidated statements of operations and comprehensive loss under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.” Our $100 million investment was reduced to zero during the year ended March 31, 2003. Since we have no further funding commitments to Reliant, we will not record any further share of losses of Reliant in our consolidated statements of operations and comprehensive loss. To the extent that Reliant has net income in the future, we would record our proportional share of Reliant’s net income. There can be no assurance that Reliant will have net income in the near future, if ever. Reliant is a privately held company over which we do not exercise control and we relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to us to calculate our share of Reliant’s losses.

     In connection with our $100 million equity investment in Reliant, we allocated our proportionate share of the assets acquired and liabilities assumed in accordance with the guidance set forth in SFAS No. 141, “Business Combinations.” In the quarter ended December 31, 2001, we recorded a $2.7 million noncash charge for in-process research and development through the consolidated statements of operations and comprehensive loss under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.”

     In March 2002, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliant. In August 2002, we and Reliant announced the mutual termination of the Merger Agreement. The companies agreed to terminate due to general market conditions. There were no payments triggered by the mutual termination and each company was responsible for its own legal and transaction fees. As a result of the termination of the Merger Agreement, we expensed approximately $2.6 million in fiscal 2003 of deferred merger costs that are included in general and administrative expenses.

Risperdal Consta

     In August 2001, Janssen filed an NDA for Risperdal Consta with the FDA and similar regulatory filings have been submitted to other drug regulatory agencies worldwide. Risperdal Consta is a Medisorb long-acting formulation of Janssen’s antipyschotic drug Risperdal®. In June 2002, an affiliate of Janssen received a non-approvable letter for Risperdal Consta from the FDA. Johnson & Johnson has met with the FDA and, in April 2003, submitted additional data and analyses as a complete response to the agency’s questions. There can be no assurance that the complete response will resolve the issues raised in the FDA’s letter on a timely basis, if at all. In August 2002, we announced that Risperdal Consta received approval to be marketed in Germany and the United Kingdom. Since then, Risperdal Consta has been approved in numerous other countries and Risperdal Consta is in late-stage regulatory review in a number of other countries. Nevertheless, the impact of the FDA’s non-approvable letter on other regulatory filings made worldwide is not known at this time. There can be no assurance that Risperdal Consta will be approved by the FDA or other regulatory agencies on a timely basis, if at all. See “Risk Factors – J&J PRD received a non-approvable letter for Risperdal Consta from the FDA.”

Quarterly Financial Data
(In thousands, except per share data)

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,
	2002	2002	2002	2003

Revenues:
Manufacturing and royalty revenues	$1,771	$1,655	$3,490	$8,566
Research and development revenue under collaborative arrangements	8,520	7,816	11,705	3,743

Total Revenues	10,291	9,471	15,195	12,309

Expenses:
Cost of goods manufactured	1,248	1,166	2,459	6,036
Research and development	23,351	27,020	18,707	16,311
General and administrative	6,016	9,196	5,367	6,115
Restructuring costs	—	3,682	2,274	541

Total Expenses	30,615	41,064	28,807	29,003

Net Operating Loss	(20,324)	(31,593)	(13,612)	(16,694)

Other Income (Expense):
Interest and other income	1,366	1,068	553	789
Gain on exchange of notes	—	—	80,849	—
Derivative loss related to convertible senior subordinated notes	—	—	—	(4,300)
Interest expense	(2,081)	(2,067)	(2,058)	(4,197)

Total Other Income (Expense)	(715)	(999)	79,344	(7,708)

Equity in losses of Reliant Pharmaceuticals, LLC	(24,213)	(35,257)	(24,482)	(10,645)

Net (Loss) Income	($45,252)	($67,849)	$41,250	($35,047)

Net (Loss) Income per Common Share:
Basic	($0.70)	($1.05)	$0.64	($0.54)

Diluted	($0.70)	($1.05)	$0.62	($0.54)

Weighted Average Common Shares Used to Compute Net (Loss) Income per Common Share:
Basic	64,261	64,318	64,409	64,552

Diluted	64,261	64,318	67,059	64,552

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,
	2001	2001	2001	2002

Revenues:
Research and development revenue under collaborative arrangements	$15,527	$14,505	$11,451	$12,619

Expenses:
Research and development	20,710	22,593	23,040	25,749
General and administrative	5,374	6,411	5,903	6,699

Total Expenses	26,084	29,004	28,943	32,448

Net Operating Loss	(10,557)	(14,499)	(17,492)	(19,829)

Other Income (Expense):
Interest income	4,525	4,217	4,428	2,132
Interest expense	(2,310)	(2,331)	(2,136)	(2,099)

Total Other Income	2,215	1,886	2,292	33

Equity in losses of Reliant Pharmaceuticals, LLC	—	—	(2,700)	(2,704)

Net Loss	$(8,342)	$(12,613)	$(17,900)	$(22,500)

Basic and Diluted Loss per Common Share	$(0.13)	$(0.20)	$(0.28)	$(0.35)

Weighted Average Number of Common Shares Outstanding	63,237	63,399	63,896	64,148

Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments were approximately $136.1 million at March 31, 2003 as compared to $152.3 million at March 31, 2002. During the year we received approximately $120 million from several financing activities, including $60 million from the sale of 6.52% Senior Notes, $30 million from the sale of Convertible Preferred Stock to Lilly and a $23.9 million prepayment of minimum revenues by Janssen relating to manufacturing fees for Risperdal Consta. This increase in cash was offset by cash used to fund our operations, to acquire fixed assets and to make interest and principal payments on our indebtedness. In March 2002 we received $10 million in proceeds under a loan agreement with one of our investment managers. The balance of the loan was $10 million at March 31, 2002 and was paid in April 2002.

     We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper, with the exception of our $100 million investment in Reliant. Our investment objectives for our investments, other than our investment in Reliant, are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. Investments classified as long-term at March 31, 2003 consist of U.S. Government obligations held as collateral under certain letters of credit, lease and loan agreements.

     All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Fair value was determined based on quoted market prices.

     In November 2002, we and General Electric Capital Corporation (“GECC”) entered into a Master Lease Agreement to provide us with sale-leaseback equipment financing under which we received $6 million in equipment financing from GECC under the Master Lease Agreement. Under the terms of the agreement, we will make lease payments to GECC over a 36-month period which began in December 2002. The sale-leaseback qualified for accounting as an operating lease which resulted in a loss of $1.3 million which has been deferred and will be recognized as an adjustment to rent expense over the term of the agreement.

     On December 31, 2002, we consummated our exchange offer with, and cash offer to, the holders of our 3.75% Subordinated Notes. We issued $174.6 million aggregate principal amount of the 6.52% Senior Notes including $114.6 million of 6.52% Senior Notes issued in exchange for 3.75% Subordinated Notes tendered in the exchange offer and $60.0 million of 6.52% Senior Notes sold for cash to holders of 3.75% Subordinated Notes who participated in the exchange offer. On June 18, 2003, we announced our exercise of the automatic conversion right and will convert all of the 6.52% Senior Notes that are outstanding on July 18, 2003. In connection with the conversion, we intend to pay in cash the Two-Year Interest Make-Whole on the Notes outstanding on July 18, 2003.

     In December 2002, we and Lilly expanded the collaboration for the development of inhaled formulations of insulin and hGH based on our AIR pulmonary drug delivery technology and Lilly purchased $30 million of our newly issued Convertible Preferred Stock pursuant to a stock purchase agreement. We agreed to use the proceeds from the Convertible Preferred Stock to fund the development of inhaled insulin and hGH during calendar year 2003 and into calendar year 2004. We will not record any research and development revenue for these programs while the $30 million in proceeds from the Convertible Preferred Stock are used to fund this development. To the extent that the $30 million is not used for purposes specified in the agreement, Lilly will be entitled to credits for additional research services in the future. In addition, the royalty rate payable to us based on revenues of potential inhaled insulin products has been increased. Lilly has the right to return the Convertible Preferred Stock to us in exchange for a reduction in this royalty rate. The Convertible Preferred Stock is convertible into our common stock at the market price at the time of conversion at our option or automatically upon the filing of a new drug application with the FDA for a pulmonary insulin product. The collaboration cannot terminate without cause until January 2005. We will register for resale all of our shares of common stock issued upon conversion of the Convertible Preferred Stock.

     In August 2002, we announced the regulatory approval and expected commercial launch of Risperdal Consta in Germany and the United Kingdom. Under our agreements with Janssen and based on the foregoing, manufacturing revenues relating to our sales of Risperdal Consta to Janssen under a manufacturing and supply agreement are to be paid by Janssen to us in minimum annual amounts for up to ten years beginning in calendar 2003. The actual amount of such minimum manufacturing revenues will be determined by a formula and is currently estimated to aggregate approximately $150 million. The minimum revenue obligation will be satisfied upon receipt by us of revenues relating to our sales of Risperdal Consta equaling such aggregate amount of minimum manufacturing revenues. In December 2002, Janssen prepaid the first two years of minimum manufacturing revenues to us, totaling $23.9 million and these amounts were recorded as deferred revenue.

     We entered into a development and license agreement with GlaxoSmithKline in May 2000 for the use of our AIR technology in the development of multiple product candidates for indications in four respiratory disease categories. GlaxoSmithKline did not meet all of its obligations to develop product candidates under two respiratory disease categories in a timely manner and, under the terms of the development and license agreement, those two respiratory disease categories automatically reverted to us in November 2002. In December 2002, GlaxoSmithKline terminated the development and license agreement causing the remaining two respiratory disease categories to revert to us in February 2003.

     At March 31, 2003, we have approximately $364.0 million of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes available to offset future taxable income and approximately $21.0 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from fiscal 2004 through 2024. Due to the uncertainty of realizing the future benefits of the net deferred income tax assets, a full valuation allowance has been established at March 31, 2003 and, therefore no benefit has been recognized in the financial statements.

     We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans and payments under research and development agreements with collaborators. We expect to incur significant additional research and development and other costs in connection with collaborative arrangements and as we expand the development of our proprietary product candidates, including costs related to preclinical studies, clinical trials and facilities expansion. We expect that our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any future products to be marketed by us, will exceed revenues significantly for the next few years, which will result in continuing losses from operations.

     Capital expenditures were approximately $46.3 million for the year ended March 31, 2003, principally reflecting equipment purchases and building expansion and improvements. We expect our capital expenditures to be approximately $14 million during fiscal year 2004, primarily to complete the expansion of our facilities in both Massachusetts and Ohio and for general purposes. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing loans, Fleet National Bank and GECC have security interests in certain of our assets.

     We have summarized below our material contractual cash obligations as of March 31, 2003:

				Four to Five	After Five
		Less Than	One to Three Years	Years	Years
		One Year (Fiscal	(Fiscal	(Fiscal	(After
Contractual Cash Obligations (in thousands)	Total	2004)	2005-2007)	2008-2009	Fiscal 2009

Convertible Subordinated Notes – principal	$175,265	$—	$676	$—	$174,589
Convertible Subordinated Notes – interest	77,094	11,409	34,223	22,766	8,696
Long-Term Debt	7,800	7,800	—	—	—
Operating Leases	218,947	14,751	35,294	20,772	148,130
Capital Expansion Programs	7,000	7,000	—	—	—

Total Contractual Cash Obligations	$486,106	$40,960	$70,193	$43,538	$331,415

     On June 18, 2003, we announced that we exercised our automatic conversion right for the 6.52% Senior Notes. The conversion into 22.7 million shares of our common stock will occur on July 18, 2003. In addition, pursuant to the terms of the 6.52% Senior Notes, because the 6.52% Senior Notes are being converted prior to December 31, 2004, we will also make a payment of approximately $17.1 million, equal to 1.5 years of interest on the 6.52% Senior Notes outstanding on the conversion date. Such interest payment will be made in cash.

     We will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors. Our future capital requirements will also depend on many factors, including continued scientific progress in our research and development programs (including our proprietary product candidates), the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing facilities and of commercialization activities and arrangements and the cost of product in-licensing and any possible acquisitions and, for any future proprietary products, the sales, marketing and promotion expenses associated with marketing products.

     We believe that our current cash and cash equivalents and short-term investments, combined with anticipated interest income and research and development revenues under collaborative arrangements, will be sufficient to meet our anticipated capital requirements through at least March 31, 2005.

     We may need to raise substantial additional funds for longer-term product development, including development of our proprietary product candidates, regulatory approvals and manufacturing and sales and marketing activities that we might undertake in the future. There can be no assurance that additional funds will be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs and/or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or future products.

Recent Accounting Pronouncements

     In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that the adoption will have a material impact on our financial statements and result of operations. The restructuring charge recorded in the consolidated statements of operations and comprehensive loss in the year ended March 31, 2003 was, and any future charges or credits related to the restructuring program undertaken in August 2002 will also be, accounted for under the guidance set forth in EITF No. 94-3.

     In July 2000, the Emerging Issues Task Force released EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” for comment which addresses revenue recognition for arrangements with multiple deliverables. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The impact of EITF No. 00-21 on our financial statements has not yet been determined.

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

Item 8. Financial Statements and Supplementary Data

ALKERMES, INC. AND SUBSIDIARIES

Consolidated Financial Statements as of March 31, 2003 and 2002
and for the Three Years in the Period
Ended March 31, 2003 and Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

The Board of Directors of Alkermes, Inc.
Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Alkermes, Inc. and subsidiaries (the “Company”) as of March 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive loss, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alkermes, Inc. and subsidiaries as of March 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
May 23, 2003 (June 18, 2003 as to Note 15)

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND 2002

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,478,675	$16,023,074
Short-term investments	63,615,497	136,323,768
Receivables from collaborative arrangements	7,300,923	19,039,706
Prepaid expenses and other current assets	2,166,238	5,249,797
Inventory	2,576,082	—

Total current assets	148,137,415	176,636,345

PROPERTY, PLANT AND EQUIPMENT:
Land	235,000	235,000
Building	5,093,815	5,058,936
Furniture, fixtures and equipment	56,005,820	49,558,745
Leasehold improvements	31,603,290	15,016,553
Construction in progress	39,500,993	26,497,064

	132,438,918	96,366,298
Less accumulated depreciation and amortization	(40,964,851)	(34,530,467)

Property, plant and equipment, net	91,474,067	61,835,831
INVESTMENTS	8,945,908	9,126,093
INVESTMENT IN RELIANT PHARMACEUTICALS, LLC	—	94,596,536
OTHER ASSETS	7,141,780	8,155,472

TOTAL ASSETS	$255,699,170	$350,350,277

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,252,083	$20,764,375
Accrued interest	2,901,984	1,013,521
Accrued restructuring costs	3,537,010	—
Deferred revenue	12,253,338	7,083,516
Derivative liability related to convertible senior subordinated notes	13,300,000	—
Long-term obligations – current portion	7,800,000	14,025,000

Total current liabilities	54,044,415	42,886,412

DEFERRED REVENUE	10,114,032	—
LONG-TERM OBLIGATIONS	—	7,800,000
CONVERTIBLE SENIOR SUBORDINATED NOTES	165,910,429	—
CONVERTIBLE SUBORDINATED NOTES	676,000	200,000,000
CONVERTIBLE PREFERRED STOCK, par value $.01 per share; authorized and issued 3,000 shares at March 31, 2003 (at liquidation preference)	30,000,000	—
COMMITMENTS (Note 13)
SHAREHOLDERS’ (DEFICIT) EQUITY:
Capital stock, par value $.01 per share; authorized, 4,550,000 shares; none issued; includes 2,997,000 shares of preferred stock
Common stock, par value $.01 per share; authorized, 160,000,000 shares; issued and outstanding, 64,692,848 and 64,225,395 shares at March 31, 2003 and 2002, respectively	646,929	642,254
Non-voting common stock, par value $.01 per share; authorized, 450,000 shares; issued and outstanding, 382,632 shares at March 31, 2003 and 2002	3,826	3,826
Additional paid-in capital	447,103,721	444,425,742
Deferred compensation	(1,864,281)	(3,162,448)
Accumulated other comprehensive (loss) income	(173,104)	1,619,541
Accumulated deficit	(450,762,797)	(343,865,050)

Total shareholders’ (deficit) equity	(5,045,706)	99,663,865

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$255,699,170	$350,350,277

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED MARCH 31, 2003, 2002 AND 2001

	2003	2002	2001

REVENUES:
Manufacturing and royalty revenues	$15,482,071	$—	$—
Research and development revenue under collaborative arrangements	31,784,154	54,101,513	56,029,865

Total revenues	47,266,225	54,101,513	56,029,865

EXPENSES:
Cost of goods manufactured	10,910,172	—	—
Research and development	85,387,510	92,092,381	68,773,691
General and administrative	26,695,111	24,386,425	19,611,284
Restructuring costs	6,496,624	—	—
Noncash compensation income – attributed to research and development	—	—	(2,447,663)

Total expenses	129,489,417	116,478,806	85,937,312

NET OPERATING LOSS	(82,223,192)	(62,377,293)	(29,907,447)

OTHER INCOME (EXPENSE):
Interest and other income	3,776,074	15,301,885	22,436,856
Gain on exchange of notes	80,849,437	—	—
Derivative loss related to convertible senior subordinated notes	(4,300,000)	—	—
Interest expense	(10,403,530)	(8,876,097)	(9,398,724)

Total other income	69,921,981	6,425,788	13,038,132

EQUITY IN LOSSES OF RELIANT PHARMACEUTICALS, LLC	(94,596,536)	(5,403,464)	—

NET LOSS	(106,897,747)	(61,354,969)	(16,869,315)
PREFERRED STOCK DIVIDENDS	—	—	(7,267,331)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(106,897,747)	$(61,354,969)	$(24,136,646)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.66)	$(0.96)	$(0.43)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	64,367,987	63,668,596	55,746,462

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
NET LOSS	$(106,897,747)	$(61,354,969)	$(16,869,315)
Foreign currency translation adjustments	55,281	(27,952)	(72,876)
Unrealized loss on marketable securities	(1,847,926)	(2,532,445)	(2,489,250)

COMPREHENSIVE LOSS	$(108,690,392)	$(63,915,366)	$(19,431,441)

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
YEARS ENDED MARCH 31, 2003, 2002 AND 2001

	$3.25 Convertible
	Exchangeable				Non-voting		Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Shares	Amount	Capital

BALANCE, APRIL 1, 2000	2,299,000	$22,990	53,953,996	$539,540	382,632	$3,826	$427,577,936
Issuance of common stock upon exercise of options or vesting of restricted stock awards	—	—	1,251,334	12,513	—	—	4,601,681
Issuance of common stock to collaborative partner	—	—	160,030	1,600	—	—	4,998,378
Conversion and redemption of $3.25 convertible exchangeable preferred stock	(2,299,000)	(22,990)	7,758,888	77,590	—	—	(79,483)
Noncash compensation	—	—	—	—	—	—	(9,969,286)
Amortization of noncash compensation	—	—	—	—	—	—	—
Cumulative foreign currency translation adjustments	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	—
Net loss for year	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—

BALANCE, MARCH 31, 2001	—	—	63,124,248	631,243	382,632	3,826	427,129,226
Issuance of common stock upon exercise of options or vesting of restricted stock awards	—	—	772,502	7,725	—	—	5,711,634
Conversion of note payable to corporate partner	—	—	328,645	3,286	—	—	7,503,044
Options and restricted stock awards canceled	—	—	—	—	—	—	(198,783)
Noncash compensation	—	—	—	—	—	—	3,631,656
Amortization of noncash compensation	—	—	—	—	—	—	648,965
Cumulative foreign currency translation adjustments	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	—
Net loss for year	—	—	—	—	—	—	—

BALANCE, MARCH 31, 2002	—	—	64,225,395	642,254	382,632	3,826	444,425,742
Issuance of common stock upon exercise of options or vesting of restricted stock awards	—	—	467,453	4,675	—	—	1,895,081
Options and restricted stock awards canceled	—	—	—	—	—	—	(17,026)
Noncash compensation	—	—	—	—	—	—	799,924
Amortization of noncash compensation	—	—	—	—	—	—	—
Cumulative foreign currency translation adjustments	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	—
Net loss for year	—	—	—	—	—	—	—

BALANCE, MARCH 31, 2003	—	$—	64,692,848	$646,929	382,632	$3,826	$447,103,721

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Other Comprehensive
		Income (Loss)

		Foreign	Unrealized
		Currency	Gain (Loss) on
	Deferred	Translation	Marketable	Accumulated
	Compensation	Adjustments	Securities	Deficit	Total

BALANCE, APRIL 1, 2000	$(8,545,926)	$(64,686)	$6,806,750	$(258,373,435)	167,966,995
Issuance of common stock upon exercise of options or vesting of restricted stock awards	—	—	—	—	4,614,194
Issuance of common stock to collaborative partner	—	—	—	—	4,999,978
Conversion and redemption of $3.25 convertible exchangeable preferred stock	—	—	—	—	(24,883)
Noncash compensation	9,969,286	—	—	—	—
Amortization of noncash compensation	(2,447,663)	—	—	—	(2,447,663)
Cumulative foreign currency translation adjustments	—	(72,876)	—	—	(72,876)
Unrealized loss on marketable securities	—	—	(2,489,250)	—	(2,489,250)
Net loss for year	—	—	—	(16,869,315)	(16,869,315)
Preferred stock dividends	—	—	—	(7,267,331)	(7,267,331)

BALANCE, MARCH 31, 2001	(1,024,303)	(137,562)	4,317,500	(282,510,081)	148,409,849
Issuance of common stock upon exercise of options or vesting of restricted stock awards	—	—	—	—	5,719,359
Conversion of note payable to corporate partner	—	—	—	—	7,506,330
Options and restricted stock awards canceled	198,783	—	—	—	—
Noncash compensation	(3,631,656)	—	—	—	—
Amortization of noncash compensation	1,294,728	—	—	—	1,943,693
Cumulative foreign currency translation adjustments	—	(27,952)	—	—	(27,952)
Unrealized loss on marketable securities	—	—	(2,532,445)	—	(2,532,445)
Net loss for year	—	—	—	(61,354,969)	(61,354,969)

BALANCE, MARCH 31, 2002	(3,162,448)	(165,514)	1,785,055	(343,865,050)	99,663,865
Issuance of common stock upon exercise of options or vesting of restricted stock awards	—	—	—	—	1,899,756
Options and restricted stock awards canceled	17,026	—	—	—	—
Noncash compensation	(799,924)	—	—	—	—
Amortization of noncash compensation	2,081,065	—	—	—	2,081,065
Cumulative foreign currency translation adjustments	—	55,281	—	—	55,281
Unrealized loss on marketable securities	—	—	(1,847,926)	—	(1,847,926)
Net loss for year	—	—	—	(106,897,747)	(106,897,747)

BALANCE, MARCH 31, 2003	$(1,864,281)	$(110,233)	$(62,871)	$(450,762,797)	$(5,045,706)

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2003, 2002 AND 2001

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,897,747)	$(61,354,969)	$(16,869,315)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,322,344	7,621,060	7,697,662
Other noncash charges (income)	3,267,666	3,208,869	(1,938,434)
Equity in losses of Reliant Pharmaceuticals, LLC	94,596,536	5,403,464	—
Gain on exchange of notes	(80,849,437)	—	—
Derivative loss related to convertible senior subordinated notes	4,300,000	—	—
Adjustments to other assets	—	89,536	270,064
Changes in assets and liabilities:
Receivables from collaborative arrangements	11,738,783	(8,087,943)	(7,804,381)
Prepaid expenses and other current assets	1,250,591	476,309	(1,331,415)
Accounts payable, accrued expenses and accrued interest	(4,595,162)	11,402,018	3,343,572
Accrued restructuring costs	3,835,069	—	—
Deferred revenue	15,283,854	(1,439,810)	(131,736)
Other long-term liabilities	—	—	(1,224,258)

Net cash used by operating activities	(48,747,503)	(42,681,466)	(17,988,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(46,271,574)	(33,384,402)	(10,019,024)
Proceeds from the sale of equipment	60,000	371,385	—
Proceeds from equipment sale-leaseback	6,000,174	—	—
Purchases of available-for-sale short-term investments	(142,544,263)	(180,541,438)	(158,203,910)
Sales of available-for-sale short-term investments	214,675,793	306,549,599	103,348,135
(Purchases) maturities of held-to-maturity short-term investments, net	—	(14,901,024)	139,909,645
Maturities (purchases) of held-to-maturity long-term investments, net	—	64,290,159	(53,321,814)
Increase in other assets	(118,942)	(310,000)	(521,456)
Investment in Reliant Pharmaceuticals, LLC	—	(100,000,000)	—

Net cash provided by investing activities	31,801,188	42,074,279	21,191,576

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	1,899,756	5,719,359	4,614,194
Proceeds from issuance of convertible senior subordinated notes	60,000,000	—	—
Proceeds from issuance of convertible preferred stock	30,000,000	—	—
Proceeds from loans	—	35,000,000	—
Repayment of loan	(10,000,000)	(25,000,000)	—
Payment of long-term obligations	(4,025,000)	(4,983,334)	(5,625,000)
Payment of financing costs in connection with convertible senior subordinated notes	(4,505,952)	—	—
Proceeds from issuance of common stock to collaborative partner	—	—	4,999,978
Payment of preferred stock dividends	—	—	(7,267,331)
Payment for redemption of $3.25 convertible exchangeable preferred stock	—	—	(24,883)

Net cash provided by (used in) financing activities	73,368,804	10,736,025	(3,303,042)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	33,112	(29,046)	(77,655)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,455,601	10,099,792	(177,362)
CASH AND CASH EQUIVALENTS, Beginning of year	16,023,074	5,923,282	6,100,644

CASH AND CASH EQUIVALENTS, End of year	$72,478,675	$16,023,074	$5,923,282

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$7,328,588	$7,792,031	$8,396,088

Cash paid for income taxes	$68,754	$—	$—

Noncash activities:
Note payable and accrued interest converted to common stock	$—	$7,506,330	$—

Conversion of $3.25 convertible exchangeable preferred stock to common stock	$—	$—	$110,459,074

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2003, 2002 AND 2001

1.	THE COMPANY

Alkermes, Inc. (the “Company”) is an emerging pharmaceutical company developing products based on its proprietary drug delivery technologies. The Company has several areas of focus, including controlled, extended-release of injectable drugs utilizing its ProLease® and Medisorb® delivery systems and the development of inhaled pharmaceutical products based on its proprietary Advanced Inhalation Research, Inc. (“AIR®”) pulmonary delivery system. The Company’s business strategy is twofold. The Company partners its technology systems and drug delivery expertise with several of the world’s finest pharmaceutical companies and also develops novel, proprietary drug candidates for its own account. In addition to its Cambridge, Massachusetts headquarters, research and manufacturing facilities, it operates research and manufacturing facilities in Ohio.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Alkermes, Inc. and its wholly owned subsidiaries, Alkermes Controlled Therapeutics, Inc. (“ACTI”), Alkermes Controlled Therapeutics Inc. II (“ACT II”), Alkermes Investments, Inc., Alkermes Development Corporation II (“ADC II”), Alkermes Europe, Ltd. and AIR. ADC II serves as the one percent general partner of Alkermes Clinical Partners, L.P. (“Clinical Partners”), a limited partnership which was engaged in a research and development project with the Company (see Note 11). ADC II’s investment in Clinical Partners is accounted for under the equity method of accounting, for which the carrying value was $0 at March 31, 2003 and 2002 (see Note 11). All significant intercompany balances and transactions have been eliminated.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. Marketable equity securities have been designated as “available-for-sale” and are recorded as other assets in the consolidated financial statements at fair value with any unrealized gains or losses included as a component of accumulated other comprehensive (loss) income, included in shareholders’ (deficit) equity.

The following table sets forth the carrying values and estimated fair values of the Company’s debt instruments at March 31, 2003 and 2002.

	2003		2002

	Carrying Value	Fair Value	Carrying Value	Fair Value

6.52% Convertible Senior Subordinated Notes, including embedded derivative liability	$179,210,429	$242,242,000	$—	$—
3.75% Convertible Subordinated Notes	676,000	507,000	200,000,000	211,107,000
Convertible Preferred Stock	30,000,000	30,000,000	—	—
Notes payable to a bank	7,800,000	7,632,000	11,825,000	11,479,000
Other	—	—	10,000,000	10,000,000

The estimated fair values of the 6.52% Convertible Senior Subordinated Notes and the 3.75% Convertible Subordinated Notes were based on quoted market prices. The estimated fair values of Convertible Preferred Stock, notes payable to a bank and other were based on prevailing interest rates on similar borrowings.

Net Loss Per Share – Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the period. Basic net loss per share excludes any dilutive effect from stock options, warrants, convertible exchangeable preferred stock, convertible preferred stock, convertible senior subordinated notes and convertible subordinated notes. Certain common shares potentially issuable were not included in the computation of diluted net loss per share for the years ended March 31, 2003, 2002 and 2001 because they would have an antidilutive effect due to net losses for such periods.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share (continued) – Common shares potentially issuable but excluded from the calculation of net loss per share consist of the following for the years ended March 31:

	2003	2002	2001

Stock options and awards	13,876,740	11,644,972	9,674,703
Shares issuable on conversion of 3.75% Convertible Subordinated Notes	9,978	2,952,030	2,952,030
Shares issuable on conversion of 6.52% Convertible Senior Subordinated Notes	22,727,024	—	—
Shares issuable on conversion of Convertible Preferred Stock	3,307,607	—	—
Shares issuable on conversion of $3.25 Convertible Exchangeable Preferred Stock	—	—	7,760,504

Total	39,921,349	14,597,002	20,387,237

Revenue Recognition – Manufacturing and royalty revenues consist of revenue earned under certain manufacturing and supply and license agreements for the Company’s two commercial products, Risperdal Consta™ and Nutropin Depot®. Manufacturing revenues are earned when product is shipped to the Company’s collaborative partners. Royalty revenues are earned on product sales made by the Company’s collaborative partners and are recorded in the period the product is sold by the Company’s collaborative partners. Manufacturing revenues recognized by the Company are based on information supplied to the Company by the Company’s collaborative partners and may require estimates to be made.

Research and development revenue consists of nonrefundable research and development funding under collaborative arrangements with various corporate partners. Research and development funding generally compensates the Company for formulation, preclinical and clinical testing related to the collaborative research programs, and is recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the corporate partner is obligated to pay and when no future performance obligations exist.

Fees for the licensing of technology or intellectual property rights on initiation of collaborative arrangements are recorded as deferred revenue upon receipt and recognized as income on a systematic basis (based upon the timing and level of work performed or on a straight-line basis if not otherwise determinable) over the period that the related products or services are delivered or obligations, as defined in the agreement, are performed. Revenue from milestone or other upfront payments is recognized as earned in accordance with the terms of the related agreements. These agreements may require deferral of revenue recognition to future periods.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Expenses – The Company’s research and development expenses include salaries and related benefits, laboratory supplies, temporary help costs, external research costs, consulting costs, occupancy costs, depreciation expense and other allocable costs directly related to the Company’s research and development activities. Research and development expenses are incurred in conjunction with the development of the Company’s technologies, proprietary product candidates, collaborators’ product candidates and in-licensing arrangements. External research costs relate to toxicology studies, pharmacokinetic studies and clinical trials that are performed for the Company under contract by external companies, hospitals or medical centers. All such costs are charged to research and development expenses as incurred.

Stock Options and Awards – The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options and awards to employees. The Company accounts for stock options and awards to nonemployees using the fair-value method.

Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the grant date. Under the fair-value method, compensation associated with stock awards to nonemployees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for nonemployee awards is generally the date performance of certain services is complete.

In fiscal 2003 and 2002, recorded stock-based compensation expense was primarily related to restricted stock awards made during those years and is included in research and development expense or general and administrative expense, as appropriate. In 2001, stock-based compensation primarily related to equity transactions at the Company’s subsidiary, AIR. The cost associated with awards is amortized to expense over the awards’ vesting periods.

Pro forma information regarding net loss and basic and diluted loss per common share in fiscal 2003, 2002 and 2001 has been determined as if the Company had accounted for its employee stock options under the fair-value method. The resulting effect on pro forma net loss and basic and diluted loss per common share is not necessarily likely to be representative of the effects on net loss and basic and diluted loss per common share on a pro forma basis in future years, as options vest over several years and the Company expects to grant varying levels of stock options in future periods at exercise prices equal to the fair market value of the Company’s common stock, which can fluctuate significantly.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates ranging from 2.63% – 4.09% in fiscal 2003, 3.93% – 4.97% in fiscal 2002 and 4.64% – 6.30% in fiscal 2001; dividend yields of 0% in fiscal 2003, 2002 and 2001; volatility factors for the expected market price of the Company’s common stock of 74% in fiscal 2003 and 70% in fiscal 2002 and fiscal 2001; and a weighted average expected life of four years in fiscal 2003, 2002 and 2001. Using the Black-Scholes option pricing model, the weighted average fair value of options granted in fiscal 2003, 2002 and 2001 was $3.73, $11.29 and $16.99, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the vesting period of the option.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options and Awards (continued) – Pro forma information for the years ended March 31 is as follows:

	2003	2002	2001

Net loss – as reported	$(106,897,747)	$(61,354,969)	$(24,136,646)
Add: Stock-based compensation as reported in the consolidated statements of operations and comprehensive loss	2,081,065	1,943,693	(2,447,663)
Deduct: Total stock-based employee compensation expense determined under fair-value method for all options and awards	(25,168,374)	(38,633,970)	(22,762,409)

Pro forma net loss	$(129,985,056)	$(98,045,246)	$(49,346,718)

Basic and diluted loss per common share – as reported	$(1.66)	$(0.96)	$(0.43)

Basic and diluted loss per common share – pro forma	$(2.02)	$(1.54)	$(0.89)

Income Taxes – Deferred income taxes are recognized at rates expected to be in effect when temporary differences between the financial reporting and income tax bases of assets and liabilities reverse.

Cash Equivalents – Cash equivalents, with purchased maturities of three months or less, consist of money market accounts, mutual funds and an overnight repurchase agreement. The repurchase agreement is fully collateralized by U.S. government securities.

Investments – At March 31, 2003 and 2002, debt securities classified as “available-for-sale” are recorded at fair value, which was determined based on quoted market prices. In order to provide more flexibility with the Company’s investment portfolio, during fiscal 2002 the Company began to treat the portion of its investment portfolio formerly classified as “held-to-maturity” as “available-for-sale.”

All short-term and long-term investments consist of U.S. Treasury and other government securities, commercial paper and corporate notes. Investments classified as long-term at March 31, 2003 and 2002 include securities totaling $8,945,908 and $9,126,093, respectively, held as collateral under certain letters of credit, lease and loan agreements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments (continued) –Investments consist of the following:

	Amortized Cost
	Due	Due	Amortized	Gross Unrealized		Aggregate
	Under One Year	After One Year	Cost	Gains	Losses	Fair Value

March 31, 2003
Available-for-sale securities:
Investments – long-term – U.S. government obligations	$8,944,641	$—	$8,944,641	$1,267	$—	$8,945,908

Short-term investments:
U.S. government obligations	—	4,294,022	4,294,022	299,370	—	4,593,392
Corporate debt securities	8,966,180	49,894,166	58,860,346	209,617	(47,858)	59,022,105

	8,966,180	54,188,188	63,154,368	508,987	(47,858)	63,615,497

Total	$17,910,821	$54,188,188	$72,099,009	$510,254	$(47,858)	$72,561,405

March 31, 2002
Available-for-sale securities:
Investments – long-term – U.S. government obligations	$9,126,093	$—	$9,126,093	$—	$—	$9,126,093

Short-term investments:
U.S. government obligations	25,973,400	10,549,046	36,522,446	735,428	(2,884)	37,254,990
Corporate debt securities	53,408,802	45,174,465	98,583,267	491,579	(6,068)	99,068,778

	79,382,202	55,723,511	135,105,713	1,227,007	(8,952)	136,323,768

Total	$88,508,295	$55,723,511	$144,231,806	$1,227,007	$(8,952)	$145,449,861

The Company also has investments in marketable equity securities (approximately $338,000 and $1,429,000 at March 31, 2003 and 2002, respectively) that are currently classified as “available-for-sale” securities under the caption “other assets” in the consolidated balance sheets. This caption also includes certain non-marketable warrants to purchase securities. The warrants are carried at estimated fair value.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory – Inventory is stated at the lower of cost or market and consists of currently marketed products. Cost is determined in a manner that approximates the first-in, first-out method. Inventory consists of the following at March 31, 2003:

Raw materials	$620,653
Work in process	1,955,429

$2,576,082

Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives of the assets: building – 25 years; furniture, fixtures and equipment – 3 to 7 years; or, in the case of leasehold improvements, over the lease terms – 1 to 20 years.

Amounts recorded under the caption “construction in progress” in the consolidated balance sheets represent costs incurred through March 31, 2003 and 2002 for the expansion of the Company’s manufacturing and research and development facilities in Massachusetts and Ohio. These facility expansions are expected to be completed during fiscal 2004.

Other Assets – Other assets consist primarily of unamortized debt offering costs and purchased patents which are being amortized over seven and five years, respectively, and certain equity securities (see discussion in “Investments” above). At March 31, 2003, other assets also include a deferred loss related to the Company’s sale-leaseback transaction with General Electric Capital Corporation (“GECC”) completed in November 2002, which is being charged to rent expense over the term of the lease agreement (see Note 13).

Deferred Revenue – During fiscal 2003, the Company received an up-front payment of approximately $23,900,000 from Janssen Pharmaceutica, Inc. (“Janssen”) as an advance of minimum manufacturing revenue amounts due under a manufacturing agreement based on the approval and launch of Risperdal Consta in Germany and the United Kingdom (see Note 12). The portion of the prepayment amount received that is expected to be earned by the Company beyond fiscal 2004 has been classified as long-term deferred revenue in the consolidated balance sheets at March 31, 2003. In addition, the Company received prepayments for research and development costs under collaborative research projects with other corporate collaborative partners that are being amortized over the estimated term of the agreements using the straight-line method. The Company has also received cash milestone payments that are creditable against future royalty payments which are being recognized upon product sales of Nutropin Depot.

Deferred revenue at March 31, 2002 also included amounts received by the Company as an upfront payment from ALZA Corporation (“ALZA”) to fund clinical development of Cereport. This amount was recognized as revenue during fiscal 2003 as a result of the mutual termination of the collaboration between the Company and ALZA.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

401(k) Plan – The Company’s 401(k) Retirement Savings Plan (the “401(k) Plan”) covers substantially all of its employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service limitations. The Company matches a portion of employee contributions. The match is equal to 50% of the first 6% of deferrals and is fully vested when made. During fiscal 2003, 2002 and 2001, the Company contributed approximately $793,000, $863,000 and $632,000, respectively, to match employee deferrals under the 401(k) Plan.

Comprehensive Loss – Comprehensive loss is composed of net loss and unrealized gains and losses on the Company’s “available-for-sale” securities and foreign currency translation adjustments.

Segments – The Company’s operations currently consist of one operating segment.

Reclassifications – Certain reclassifications have been made in fiscal 2002 and 2001 to conform to the presentation used in fiscal 2003.

New Accounting Pronouncements – In August 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption will have a material impact on the Company’s financial statements and results of operations. The restructuring charge recorded in the consolidated statements of operations and comprehensive loss in the year ended March 31, 2003 was, and any future charges or credits related to the restructuring program undertaken in August 2002 will also be, accounted for under the guidance set forth in EITF No. 94-3.

In July 2000, the EITF released EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” for comment which addresses revenue recognition for arrangements with multiple deliverables. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The impact of EITF No. 00-21 on the Company’s financial statements has not yet been determined.

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31:

	2003	2002

Accounts payable	$7,552,282	$14,829,096
Accrued compensation	2,587,064	2,603,413
Accrued other	4,112,737	3,331,866

	$14,252,083	$20,764,375

4.	RESTRUCTURING OF OPERATIONS

In August 2002, the Company announced a restructuring program to reduce the Company’s cost structure as a result of the Company’s expectations regarding the financial impact of a delay in the U.S. launch of Risperdal Consta by the Company’s collaborative partner, Janssen. The restructuring program reduced the Company’s workforce by 122 employees, representing 23% of the Company’s total workforce, and includes consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of the Company’s medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and reductions of other expenses. The workforce reductions were made across all functions of the Company. Under the restructuring plan, the Company is focusing development activities on those programs that are in the later stages of clinical development and those programs that involve the most productive collaborations.

In connection with the restructuring program, the Company recorded charges of approximately $6,500,000 in the consolidated statements of operations and comprehensive loss for the year ended March 31, 2003, which consisted of approximately $1,500,000 in employee separation costs, including severance and related benefits, and approximately $5,000,000 in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee, the length of time it will take to sublease certain of the Company’s facilities and the lease rates at which the Company may negotiate sublease agreements with third parties. As of March 31, 2003, the Company had paid an aggregate of approximately $1,500,000 in employee separation costs and $1,500,000 in facility closure costs.

The amounts in the accrual are expected to be paid through fiscal 2006. Pursuant to the restructuring plan, the following charges and payments have been recorded during the year ended March 31, 2003:

	Balance,	Charge for	Payments for	Balance
Type of Liability	April 1, 2002	the Year	the Year	March 31, 2003

Employee separation costs	$—	$1,480,025	$(1,463,478)	$16,547
Facility closure costs	—	5,016,599	(1,496,136)	3,520,463

Total	$—	$6,496,624	$(2,959,614)	$3,537,010

The Company substantially completed its restructuring program during fiscal 2003. However, the Company’s remaining restructuring accrual is an estimate of costs associated with leases of closed facilities and may require adjustment in the future.

5.	SHAREHOLDERS’ (DEFICIT) EQUITY

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

In February 2001, the Company called, without penalty, for redemption the then-outstanding 1,768,200 shares of the $3.25 Preferred Stock. In March 2001, prior to the redemption date, the holders of 1,767,724 shares of the $3.25 Preferred Stock converted their shares into 5,967,124 shares of the Company’s common stock. The Company redeemed the remaining shares at a redemption price of $52.275 per share plus accrued and unpaid dividends, aggregating approximately $25,000. Prior to February 2001, holders of 530,800 shares of the $3.25 Preferred Stock had converted their shares into 1,791,764 shares of the Company’s common stock.

Non-voting Common Stock – In April 1999, the Company amended its license agreement with Genentech, Inc. (“Genentech”) to expand its collaboration for Nutropin Depot, an injectable long-acting formulation of Genentech’s recombinant human growth hormone based on the Company’s ProLease drug delivery system. Under the agreement, the companies have been conducting expanded development activities, including clinical trials in an additional indication, process and formulation development and manufacturing. The agreement included milestone payments to reimburse the Company for its past research expenditures incurred from January 1, 1999 through December 31, 2000 plus an additional $5,000,000. The milestone payment for past research expenditures was earned in June 2000 when Genentech launched Nutropin Depot for sale in the U.S.

The terms of the collaboration included the purchase by Genentech of $35,000,000 (3,500 shares) of newly issued redeemable convertible exchangeable preferred stock of the Company (the “1999 Preferred Stock”). The 1999 Preferred Stock was convertible at Genentech’s option into shares of common stock and non-voting common stock during any period after September 1, 1999 that the closing price of the Company’s common stock was above $22.50 per share for at least 10 consecutive trading days. In February 2000, Genentech exercised its option to convert the 1999 Preferred Stock together with accrued and unpaid dividends into 322,376 shares of voting and 382,632 shares of non-voting common stock.

Conversion of Note Payable into Common Stock – In October 1998, the Company converted a prepayment of royalties from a former collaborative partner, plus accrued interest, to a convertible promissory note in the principal amount of $5,983,292 as a result of the discontinuation of the collaboration. In accordance with the terms of the convertible promissory note, the debt could be satisfied, at the Company’s option, in cash or the Company’s common stock. In October 2001, and in accordance with the scheduled maturity, the principal amount of the note, together with accrued interest of $1,523,038, was converted into 328,645 shares of the Company’s common stock.

5.	SHAREHOLDERS’ (DEFICIT) EQUITY (CONTINUED)

Shareholder Rights Plan – In February 2003, the Board of Directors of the Company adopted a shareholder rights plan (the “Rights Plan”) under which all common shareholders of record as of February 20, 2003 received rights to purchase shares of a new series of Preferred Stock. The Rights Plan is designed to enable all Alkermes shareholders to realize the full value of their investment and to provide for fair and equal treatment for all shareholders in the event that an unsolicited attempt is made to acquire Alkermes. The adoption of the Rights Plan is intended as a means to guard against coercive takeover tactics and is not in response to any particular proposal. The rights will be distributed as a non-taxable dividend and will expire 10 years from the record date. Each right will initially entitle common shareholders to purchase a fractional share of the Preferred Stock for $80. Subject to certain exceptions, the rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender or exchange offer upon the consummation of which such person or group would own 15% or more of the Company’s common stock. Subject to certain exceptions, if any person or group acquires 15% or more of the Company’s common stock, all rightsholders, except the acquiring person or group, will be entitled to acquire the Company’s common stock (and in certain instances, the stock of the acquiror) at a discount. The rights will trade with the Company’s common stock, unless and until they are separated upon the occurrence of certain future events. Generally, the Company’s Board of Directors may amend the Rights Plan or redeem the rights prior to 10 days (subject to extension) following a public announcement that a person or group has acquired 15% or more of the Company’s common stock.

6.	LONG-TERM OBLIGATIONS

Long-term obligations at March 31 consist of the following:

	2003	2002

Notes payable to a bank, bearing interest at fixed rates (6.97%-7.69%), payable in monthly or quarterly installments, maturing in fiscal 2004	$7,800,000	$11,825,000
Other	—	10,000,000

	7,800,000	21,825,000
Less current portion	7,800,000	14,025,000

	$—	$7,800,000

The bank notes listed above are secured by a building and real property pursuant to a mortgage and certain of the Company’s equipment pursuant to security agreements. The bank notes are also secured by cash collateral (included in investments at March 31, 2003) having a minimum market value of the lesser of $1,000,000 or the outstanding principal amount of the loan. Under the terms of the bank note agreement, the Company is required to maintain a minimum unencumbered balance of cash and permitted investments and a minimum ratio of unencumbered cash and net quick assets to total liabilities, as well as a minimum consolidated capital base.

In March 2002, the Company borrowed $10,000,000 from one of its investment managers under a loan agreement that was collateralized by a portion of its short-term investments. The balance of the loan was $10,000,000 at March 31, 2002 and was included in long-term obligations – current portion. Interest was at the federal funds rate plus 75 basis points (2.5% at March 31, 2002). The loan was repaid in April 2002.

7.	CONVERTIBLE NOTES

In February 2000, the Company issued $200,000,000 principal amount of its 3.75% Subordinated Notes which are due in 2007. The 3.75% Subordinated Notes are convertible into the Company’s common stock, at the option of the holder, at a price of $67.75 per share, subject to adjustment upon certain events. The 3.75% Subordinated Notes bear interest at 3.75% payable semiannually, which commenced on August 15, 2000. The 3.75% Subordinated Notes were redeemable by the Company in cash at any time prior to February 19, 2003 if the Company’s stock price exceeded $135.50 per share for at least 20 of the 30 trading days immediately prior to the Company’s delivery of the redemption notice. The 3.75% Subordinated Notes are also redeemable at any time on or after February 19, 2003 at certain declining redemption prices. In certain circumstances, at the option of the holders, the Company may be required to repurchase the 3.75% Subordinated Notes. The required repurchase may be in cash or, at the option of the Company, in common stock, at 105% of the principal amount of the 3.75% Subordinated Notes, plus accrued and unpaid interest. As a part of the sale of the 3.75% Subordinated Notes, during fiscal 2000, the Company incurred approximately $6,530,000 of offering costs which were recorded as other assets and were being amortized over seven years, the term of the 3.75% Subordinated Notes. The net proceeds to the Company after offering costs were approximately $193,470,000. The Company had reserved 2,952,030 shares of its common stock for issuance upon conversion of the 3.75% Subordinated Notes.

On December 31, 2002, Alkermes consummated an exchange offer with, and cash offer to, participating holders of its 3.75% Subordinated Notes. The Company issued approximately $174,600,000 aggregate principal amount of its new 6.52% Convertible Senior Subordinated Notes due December 31, 2009 (the “6.52% Senior Notes ”), including approximately $114,600,000 of 6.52% Senior Notes issued in exchange for 3.75% Subordinated Notes tendered in the exchange offer, and $60,000,000 of 6.52% Senior Notes sold for cash to holders of the 3.75% Subordinated Notes who participated in the exchange offer. In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company recorded a realized gain on exchange of debt amounting to approximately $80,800,000 in the three months ended December 31, 2002.

The 6.52% Senior Notes are convertible into the Company’s common stock, at the option of the holder, at a price of $7.682 per share, subject to adjustment upon certain events. The 6.52% Senior Notes bear interest at 6.52% payable semiannually, which will commence on June 30, 2003. The 6.52% Senior Notes are automatically convertible by the Company if the closing price of the Company’s common stock exceeds $11.523 for at least 20 trading days during any 30-day trading period, ending within five trading days prior to the notice of automatic conversion. If the automatic conversion occurs on or prior to December 30, 2004 or if the holders voluntarily convert prior to December 30, 2004, the Company will pay additional interest in cash or, at the Company’s option, in common stock, equal to two full years of interest on the converted 6.52% Senior Notes (the “Two-Year Interest Make-Whole”), less any interest paid or provided for on the 6.52% Senior Notes prior to conversion.

The Two-Year Interest Make-Whole meets the definition of a derivative contained in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its interpretations, and the Company is required to account for this feature separately from the host instrument, the 6.52% Senior Notes. At issuance of the 6.52% Senior Notes, the Two-Year Interest Make-Whole feature was estimated to have a fair value of $9,000,000 and the initial recorded value of the 6.52% Senior Notes was reduced by this allocation. The estimated value of the Two-Year Interest Make-Whole feature is carried in the consolidated balance sheets under the caption, “derivative liability related to convertible senior subordinated notes,” and is being adjusted quarterly through other income or expense for changes in the estimated market value of the feature. During the year ended March 31, 2003, $4,300,000 in charges were recorded in the consolidated statements of operations and comprehensive loss for changes in the estimated value of the feature after issuance.

7.	CONVERTIBLE NOTES (CONTINUED)

The $9,000,000 initially allocated to the Two-Year Interest Make-Whole feature has been treated as a discount on the 6.52% Senior Notes and is being accreted to interest expense over the term of the 6.52% Senior Notes.

The Company has the option to pay both the interest and any payments under the Two-Year Interest Make-Whole feature in either cash or stock. If the Company elects to pay the interest in common stock, the shares of common stock will be valued at 90% of the average closing price of the Company’s common stock for the five days immediately preceding the second trading day prior to the conversion date.

The 6.52% Senior Notes are redeemable at any time on or after January 4, 2005 at declining redemption prices plus accrued and unpaid interest. In certain circumstances, at the option of the holders, the Company may be required to repurchase the 6.52% Senior Notes. The required repurchase may be in cash or, at the option of the Company, in common stock, at 105% of the principal amount of the 6.52% Senior Notes, plus accrued and unpaid interest. As part of the exchange offer and the issuance of the 6.52% Senior Notes, the Company incurred approximately $4,500,000 of offering costs, which are recorded as other assets and will be charged to interest expense. The offering costs are being amortized over seven years, the term of the 6.52% Senior Notes. In addition, during the three months ended December 31, 2002, approximately $3,900,000 of unamortized offering costs relating to the 3.75% Subordinated Notes have been written off against the gain on the exchange of notes in the Company’s consolidated statements of operations and comprehensive loss. The net proceeds to the Company after offering costs were approximately $55,500,000. The Company has reserved approximately 22,700,000 shares of its common stock for issuance upon conversion of the 6.52% Senior Notes.

The 6.52% Senior Notes are subordinated to the Company’s senior indebtedness but rank senior in right of payment to the 3.75% Subordinated Notes. The Company is not limited in its ability to incur additional indebtedness by the terms of the 6.52% Senior Notes.

8.	CONVERTIBLE PREFERRED STOCK

In December 2002, the Company and Eli Lilly and Company (“Lilly”) expanded the collaboration for the development of inhaled formulations of insulin and hGH based on the Company’s AIR pulmonary drug delivery technology and Lilly purchased $30,000,000 of the Company’s newly issued Convertible Preferred Stock pursuant to a stock purchase agreement. The Company agreed to use the proceeds from the Convertible Preferred Stock primarily to fund the development of inhaled insulin during calendar year 2003 and into calendar year 2004. The Company also agreed to use a portion of the proceeds to fund the hGH development program during calendar year 2003 and potentially into calendar year 2004. The Company will not record any research and development revenue for these programs while the $30,000,000 in proceeds from the Convertible Preferred Stock are used to fund this development. To the extent that the $30,000,000 is not used for the purposes specified in the agreement, Lilly will be entitled to credits for additional research services in the future. In addition, the royalty rate payable to the Company based on revenues of potential inhaled insulin products has been increased. Lilly has the right to return the Convertible Preferred Stock in exchange for a reduction in this royalty rate. The Convertible Preferred Stock is convertible into the Company’s common stock at the market price at the time of conversion at the Company’s option or upon the filing of a new drug application with the U.S. Food and Drug Administration for a pulmonary insulin product. The collaboration cannot terminate without cause until January 2005. The Company will register for resale all of its shares of common stock issued upon conversion of the Convertible Preferred Stock. The Convertible Preferred Stock has a liquidation preference of $10,000 per share and no dividends are payable by the Company on these securities.

9.	INCOME TAXES

At March 31, 2003, the Company has approximately $364,000,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes available to offset future taxable income and approximately $21,000,000 of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from 2004 through 2024.

The components of the net deferred income tax assets at March 31 are as follows:

	2003	2002

NOL carryforwards, federal and state	$106,692,000	$70,680,000
Tax benefit from stock option exercises	34,358,000	32,770,000
Tax credit carryforwards	28,480,000	24,920,000
Capitalized research and development expenses, net of amortization	3,040,000	8,010,000
Alkermes Europe NOL carryforward	8,230,000	7,500,000
Investment in Reliant	9,711,000	1,393,000
Deferred revenue	8,947,000	2,833,000
Other	3,836,000	2,004,000
Less valuation allowance	(203,294,000)	(150,110,000)

	$—	$—

Tax benefits from stock option exercises will be credited to additional paid-in capital when realized.

The valuation allowance has been provided because of the uncertainty of realizing the future benefits of the net deferred income tax assets. The valuation allowance increased by $31,880,000 from March 31, 2001 to March 31, 2002.

10.	INVESTMENT IN RELIANT PHARMACEUTICALS, LLC

In December 2001, the Company purchased approximately 63% of an offering by Reliant Pharmaceuticals, LLC (“Reliant”) of its Series C Convertible Preferred Units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100,000,000. The investment is being accounted for under the equity method of accounting because Reliant is organized as a limited liability company, which is treated in a manner similar to a partnership. Because, at the time of the Company’s investment, Reliant had an accumulated deficit from operations and a deficit in members capital, under applicable accounting rules, the Company’s share of Reliant’s losses from the date of the Company’s investment is being recognized in proportion to the Company’s percentage participation in the Series C financing, and not in proportion to the Company’s percentage ownership interest in Reliant. The Company records its equity in the income or losses of Reliant three months in arrears. For the fiscal years ended in 2003 and 2002, this charge amounted to approximately $94,600,000 and $5,400,000, respectively, and is recorded in the Company’s consolidated statements of operations and comprehensive loss under the caption “equity in losses of Reliant Pharmaceuticals, LLC.”

Reliant is a privately held company over which the Company does not exercise control and the Company has relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to the Company to calculate the Company’s share of Reliant’s losses. The Company’s $100,000,000 investment was reduced to $0 during the fiscal year ended March 31, 2003. Since the Company has no further funding commitments to Reliant, it will not record any further share of losses of Reliant in its consolidated statements of operations and comprehensive loss.

10.	INVESTMENT IN RELIANT PHARMACEUTICALS, LLC (CONTINUED)

To the extent Reliant has net income in the future, the Company would record its proportional share of Reliant’s net income.

In connection with the Company’s $100,000,000 equity investment in Reliant, the Company allocated its proportionate share of the assets acquired and liabilities assumed in accordance with the guidance set forth in SFAS No. 141, “Business Combinations.” In the quarter ended December 31, 2001, the Company recorded a $2,700,000 noncash charge for in-process research and development in the consolidated statements of operations and comprehensive loss under the caption “equity in losses of Reliant Pharmaceuticals, LLC.”

Summarized financial information with regard to Reliant as of December 31, 2002 and 2001 and for the years then ended is as follows (in thousands):

	2002	2001

Current assets	$68,595	$155,993
Noncurrent assets	40,900	52,333
Current liabilities	92,081	164,687
Noncurrent liabilities	84,521	—
Redeemable preferred units	331,728	286,018
Members’ deficit	(398,835)	(242,379)
Revenues	177,355	276,665
Costs and expenses	297,870	472,713
Net loss	(120,719)	(198,021)

In March 2002, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliant. In August 2002, the Company and Reliant announced the mutual termination of the Merger Agreement. The companies agreed to terminate due to general market conditions. There were no payments triggered by the mutual termination and each company was responsible for its own legal and transaction fees. As a result of the termination of the Merger Agreement, the Company expensed approximately $2,600,000 in fiscal 2003 of deferred merger costs, which are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

11.	RELATED-PARTY TRANSACTIONS

In March 1992, the Company licensed to Clinical Partners, a limited partnership of which ADC II is the General Partner, certain of its technology relating to Receptor-Mediated Permeabilizers™ (“RMPs™”) and Cereport®. Research and development of RMPs had been conducted by the Company on behalf of Clinical Partners. As a result of the difficulties encountered in the development of Cereport including the clinical trial results and the termination of the agreement with ALZA, the Company determined that development of Cereport is not economically feasible and, therefore, the Company would not commit additional funds to the development of Cereport. As a consequence of this decision, the development program and obligations will cease, the purchase option will terminate and Cereport and the RMP technology will revert to Clinical Partners in the U.S. and Canada. Amounts expended to, or on behalf of, Clinical Partners by the Company were $53,117, $31,068 and $32,158 for fiscal 2003, 2002 and 2001, respectively. Clinical Partners had no assets or liabilities or substantive operations at either March 31, 2003 or 2002.

12.	COLLABORATIVE ARRANGEMENTS

The Company has entered into several arrangements with collaborative partners (the “Partners”) to provide research and development activities relating to the Partners’ products. In connection with these agreements, the Company has granted certain licenses or the right to obtain certain licenses to technology developed by the Company. In return for such grants, the Company generally receives reimbursement of research and development expenses for the projects, certain payments upon the achievement of certain milestones and royalties on sales of products developed, if any. Additionally, the Company has, or may obtain, the right to manufacture and supply products developed under certain of these arrangements.

In August 2002, the Company announced the regulatory approval and expected commercial launch of Risperdal Consta in Germany and the United Kingdom. Under the Company’s agreements with Janssen and based on the foregoing, manufacturing revenues relating to the Company’s sales of Risperdal Consta under a manufacturing and supply agreement are to be paid by Janssen to the Company in minimum annual amounts for up to 10 years beginning in calendar 2003. The actual amount of such minimum revenues will be determined by a formula and is currently estimated to aggregate approximately $150,000,000. The minimum revenue obligation will be satisfied upon receipt by the Company of revenues relating to the sales of Risperdal Consta equaling such aggregate amount of minimum revenues. In December 2002, Janssen prepaid the first two years of minimum revenues to Alkermes, totaling approximately $23,900,000. These amounts have been included in deferred revenue until earned.

Pursuant to the terms of an agreement with Lilly, Lilly has provided funding of certain amounts for the design and construction of a portion of AIR’s manufacturing facility in Chelsea, Massachusetts. Lilly’s investment has been used to fund pulmonary insulin production and packaging capabilities. This funding is secured by Lilly’s ownership of specific equipment used in the facility. The Company has the right to purchase the equipment from Lilly, at any time, at the then-current net book value.

During the years ended March 31, 2003, 2002 and 2001, certain significant Partners provided the following portions of the Company’s revenues:

	2003	2002	2001

Johnson & Johnson	40%	22%	21%
Lilly	27	25	5
Genentech	13	9	51
Amylin	12	8	7
Serono	3	13	3
GlaxoSmithKline	2	19	7

At March 31, 2003 and 2002, amounts receivable from these Partners totaled approximately $7,251,000 and $17,105,000, respectively.

13.	COMMITMENTS

Lease Commitments – The Company leases certain of its offices, research laboratories and manufacturing facilities under operating leases with initial terms of one to twenty years, expiring between 2004 and 2022. Several of the leases contain provisions for extensions of up to 10 years. These lease commitments are mainly related to the Company’s new corporate headquarters and manufacturing facilities in Massachusetts. Total annual future minimum lease payments are as follows:

Fiscal Years Ending:
2004	$14,751,000
2005	13,777,000
2006	11,519,000
2007	9,998,000
2008	10,443,000
Thereafter	158,459,000

Total	218,947,000
Less estimated sublease income	(2,886,000)

$216,061,000

In November 2002, Alkermes and GECC entered into a Master Lease Agreement to provide the Company with sale-leaseback equipment financing under which Alkermes received approximately $6,000,000 in equipment financing from GECC under the Master Lease Agreement. Under the terms of the Master Lease Agreement, Alkermes will make lease payments to GECC over a 36-month period that began in December 2002. The sale-leaseback qualified for accounting as an operating lease and resulted in a loss of approximately $1,338,000, which has been deferred and will be recognized as an adjustment to rent expense over the term of the lease agreement.

Rent expense charged to operations was approximately $14,704,000, $8,044,000 and $6,213,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

License and Royalty Commitments – The Company has entered into license agreements with certain corporations and universities that require the Company to pay annual license fees and royalties based on a percentage of revenues from sales of certain products and royalties from sublicenses granted by the Company. Amounts paid under these agreements were approximately $143,000, $261,000 and $124,000 for the years ended March 31, 2003, 2002 and 2001, respectively, and are included in research and development expenses.

14.	STOCK OPTIONS AND AWARDS

The Company’s stock option plans (the “Plans”) provide for the granting of stock options designated as either non-qualified or incentive stock options to employees, officers and directors of and consultants to, the Company. Stock options generally expire ten years from the date they are granted and generally vest over a four-year period, except for grants to nonemployee directors, which vest over six months. The exercise price of stock options granted under the majority of the Plans may not be less than 100% of the fair market value of the common stock on the date of grant. Under the terms of one plan, the option exercise price may be below the fair market value, but not below par value, of the underlying stock at the time the option is granted. The Company has reserved a total of 15,592,857 shares of common stock for issuance upon exercise of options that have been or may be granted under the Plans.

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

Certain of the Plans had provided that Limited Stock Appreciation Rights (“LSARs”) could be granted with respect to all or any portion of the shares covered by stock options granted to directors and executive officers. LSARs could be granted with the grant of a non-qualified stock option or at any time during the term of such option but could only be granted at the time of the grant in the case of an incentive stock option. The grants of LSARs were not effective until six months after their date of grant. Upon the occurrence of certain triggering events, including a change of control, the options with respect to which LSARs have been granted shall become immediately exercisable and the persons who have received LSARs will automatically receive a cash payment in lieu of shares. At March 31, 2003, there were 65,000 LSARs outstanding which have been granted under the 1990 Plan. No LSARs were granted during fiscal 2003, 2002 or 2001.

14.	STOCK OPTIONS AND AWARDS (CONTINUED)

The Company has also adopted restricted stock award plans (the “Award Plans”) which provide for the award to certain eligible employees, officers and directors of, and consultants to, the Company of up to a maximum of 1,000,000 shares of common stock. Awards generally vest over two years. During fiscal 2003, 2002 and 2001, 120,866, 135,000 and 2,500 shares of common stock, respectively, were awarded under the Award Plans and 77,150, 1,250 and 0 shares, respectively, ceased to be subject to forfeiture and were issued. At March 31, 2003, 2002 and 2001, there were awards for 239,566, 195,850 and 62,100 shares outstanding under the Award Plans, respectively.

Noncash compensation expense (income) of $2,081,065, $1,943,693 and ($2,447,663) in fiscal 2003, 2002 and 2001, respectively, primarily resulted from the award of restricted stock to certain employees and has been charged to research and development and general and administrative expenses, as appropriate. Included in the consolidated statements of shareholders’ (deficit) equity is deferred compensation of $799,924 and $3,631,656 related to option grants and restricted stock awards in fiscal 2003 and 2002, respectively, which will be amortized over the vesting periods.

A combined summary of option activity under the Plans is as follows:

		Exercise	Weighted
	Number	Price	Average
	of	Per	Exercise
	Shares	Share	Price

Balance, April 1, 2000	7,647,190	$0.30 - $96.88	$10.60
Granted	3,478,450	23.19 - 48.03	30.67
Exercised	(1,250,434)	0.30 - 22.13	3.69
Canceled	(262,603)	5.00 - 94.10	18.19

Balance, March 31, 2001	9,612,603	0.30 - 96.88	18.43
Granted	2,858,575	18.28 - 35.89	21.17
Exercised	(771,252)	0.30 - 23.88	7.42
Canceled	(250,804)	1.66 - 85.53	21.12

Balance, March 31, 2002	11,449,122	0.30 - 96.88	19.85
Granted	3,947,102	4.02 - 23.17	6.72
Exercised	(390,303)	0.30 - 16.69	4.87
Canceled	(1,368,747)	4.77 - 67.78	19.30

Balance, March 31, 2003	13,637,174	$0.30 - $96.88	$16.49

Options granted generally vest ratably over four years, except options granted to non-employee directors which vest after six months.

14.	STOCK OPTIONS AND AWARDS (CONTINUED)

The following table summarizes information concerning outstanding and exercisable options at March 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted	Weighted-	Weighted
		Contractual	Average	Average	Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(In Years)	Price	Exercisable	Price

$0.30 — $4.77	1,373,508	7.87	$4.22	293,470	$2.22
5.00 — 7.19	1,106,931	5.75	6.18	1,087,031	6.18
7.32 — 10.66	3,071,763	8.71	7.72	622,099	8.43
10.78 — 16.69	2,472,327	6.51	16.19	1,893,479	16.15
16.94 — 25.65	2,131,409	8.34	19.81	668,855	19.92
25.84 — 37.81	3,119,471	7.81	29.02	1,568,329	29.10
39.06 — 96.88	361,765	7.25	43.52	242,542	43.11

$0.30 — $96.88	13,637,174	7.69	$16.49	6,375,805	$17.66

At March 31, 2002 and 2001, options to purchase 4,431,847 and 2,869,518 shares were exercisable at weighted average exercise prices of $15.62 and $10.43, respectively.

15.	SUBSEQUENT EVENT

On June 18, 2003 the Company announced that it had the right to automatically convert all of its outstanding 6.52% Senior Notes into the Company’s common stock. There is approximately $174,500,000 principal amount of the 6.52% Senior Notes currently outstanding. The Company had the right to elect to automatically convert the 6.52% Senior Notes because the closing price of the Company’s common stock, par value $0.01 per share, exceeded 150% of the conversion price of the 6.52% Senior Notes ($7.682) for 20 trading days during the 30-day trading period that ended on June 18, 2003.

On Friday, July 18, 2003, the 6.52% Senior Notes will be converted at a rate of 130.1744 shares of the Company’s common stock per $1,000 principal amount of the outstanding 6.52% Senior Notes. This conversion will result in the issuance of approximately 22,700,000 shares of the Company’s common stock. Upon conversion, cash will be paid in lieu of any fractional shares of the Company’s common stock. In addition, pursuant to the terms of the 6.52% Senior Notes, because the 6.52% Senior Notes are being converted prior to December 31, 2004, the Company will also make a payment of approximately $17,100,000, equal to 1.5 years of interest on the 6.52% Senior Notes outstanding on the conversion date. Such interest payment will be made in cash.

* * * * * *

Financial Statements of Alkermes
Supplemental Financial Statements of Reliant

FINANCIAL STATEMENTS
Reliant Pharmaceuticals, LLC
December 31, 2002

Reliant Pharmaceuticals, LLC

Financial Statements

December 31, 2002

Report of Independent Auditors

To the Board of Managers of
Reliant Pharmaceuticals, LLC

We have audited the accompanying balance sheet of Reliant Pharmaceuticals, LLC (a Delaware limited liability company) (the “Company”) as of December 31, 2002, and the related statement of operations, changes in members’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reliant Pharmaceuticals, LLC as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Ernst & Young LLP
MetroPark, New Jersey

February 19, 2003

Reliant Pharmaceuticals, LLC

Balance Sheet

December 31, 2002
($000’s except for liquidation preference amounts)

Assets
Current assets:
Cash and cash equivalents	$32,219
Accounts receivable, net of allowance for doubtful accounts of $35	1,059
Inventory, net of inventory reserves of $5,311	3,495
Other current assets	31,822

Total current assets	68,595
Fixed assets, net of accumulated depreciation of $1,068	3,485
Intangible assets, net of accumulated amortization of $61,272	22,882
Other long-term assets	14,533

Total assets	$109,495

Liabilities, redeemable preferred units and members’ deficit
Current liabilities:
Accounts payable	$16,281
Accrued expenses	53,300
Other current liabilities	22,500

Total current liabilities	92,081
Long-term debt	60,200
Other long-term liabilities	24,321
Commitments and contingencies
Redeemable preferred units:
Series A redeemable preferred units; 425,000 units issued (liquidation preference — $16,030,893)	4,921
Series B redeemable preferred units; 13,500,000 units issued (liquidation preference — $489,350,517)	154,318
Series C redeemable preferred units; 7,964,627 units issued (liquidation preference — $173,730,022)	172,489
Members’ deficit:
Common units; 4,211,009 units issued at December 31, 2002	3,832
Subscriptions and loans receivables	(4,303)
Accumulated deficit	(398,364)

Total members’ deficit	(398,835)

Total liabilities, redeemable preferred units and members’ deficit	$109,495

See accompanying notes.

Reliant Pharmaceuticals, LLC

Statement of Operations

Year ended December 31, 2002
($000’s)

Revenues:
Net product sales	$105,890
Promotion revenues	71,465

Total revenues	177,355
Costs and expenses:
Cost of products sold	75,408
Cost of promotion revenues	104,660
Selling, general and administrative	91,758
Research and development	26,044

Total costs and expenses	297,870

Loss from operations	(120,515)
Interest expense, net:
Interest income	860
Interest expense	(1,064)

Total interest expense, net	(204)

Net loss	$(120,719)

See accompanying notes.

Reliant Pharmaceuticals, LLC

Statement of Changes in Members’ Deficit

Year ended December 31, 2002
($000’s)

	Common		Subscriptions and
			Loans	Accumulated	Members'
	Units	Amount	Receivables	Deficit	Deficit

Balance, December 31, 2001	4,219,359	$3,915	$(5,138)	$(241,156)	$(242,379)
Exercise of employee options	5,125	51	(25)	—	26
Forfeiture of unvested employee units	(13,475)	(134)	134	—	—
Proceeds from subscriptions and loans receivables	—	—	597	—	597
Series A, B and C preferred dividends	—	—	—	(36,489)	(36,489)
Interest on subscriptions and loans receivables, net	—	—	129	—	129
Net loss	—	—	—	(120,719)	(120,719)

Balance, December 31, 2002	4,211,009	$3,832	$(4,303)	$(398,364)	$(398,835)

See accompanying notes.

Reliant Pharmaceuticals, LLC

Statement of Cash Flows

Year ended December 31, 2002
($000’s)

Cash flows from operating activities
Net loss	$(120,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	632
Amortization of intangible assets	25,526
Net provision for doubtful accounts and other receivables	166
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,544
Decrease in inventory	41,329
Decrease in other current assets	2,469
Increase in other assets	(12,576)
Decrease in accounts payable and accrued expenses	(94,807)
Increase in other current liabilities	22,201
Increase in other long-term liabilities	24,321

Net cash used in operating activities	(101,914)

Cash flows from investing activities
Capital expenditures	(2,149)

Net cash used in investing activities	(2,149)

Cash flows from financing activities
Net borrowings of long-term debt	60,200
Additional Proceeds from sale of Series C redeemable preferred units, net	9,221
Proceeds from subscriptions and loans receivables	726
Proceeds from exercise of employee options	26

Net cash provided by financing activities	70,173

Net decrease in cash and cash equivalents	(33,890)
Cash and cash equivalents, beginning of year	66,109

Cash and cash equivalents, end of year	$32,219

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$450

See accompanying notes.

Reliant Pharmaceuticals, LLC

Notes to Financial Statements

December 31, 2002

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

The Company was founded by Joseph Krivulka and Stefan Aigner together with Jack L. Bowman, Herbert Conrad, Irwin Lerner, David V. Milligan and Bay City Capital (“BCC”), collectively referred to as the “Founders.” In connection with the formation of the Company, each Founder received a specified Founder’s interest in the Company based on a predetermined percentage of defined contributed equity of $125.0 million (the “Predetermined Amount”) of the Company, and upon receipt by the Company of the Predetermined Amount. Each Founder’s equity interest in the Company based upon the Predetermined Amount was initially established as follows:

BCC	15.0%
Joseph Krivulka	5.0
Stefan Aigner	2.5
Jack L. Bowman	0.5
Herbert Conrad	0.5
Irwin Lerner	0.5
David V. Milligan	0.5

Each Founder owns preferred units in the Company as a result of participation in both the Series B Financing and Series C Financing (see Note 13). Up to the Predetermined Amount, the Founders’ interest was not diluted. In connection with and subsequent to the Series B Financing, as well as the Series C Financing, the Founders’ ownership percentage with respect to their Founders’ equity has been diluted.

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

1.	The Company (continued)

BCC initially contributed $100 for 100 shares of common stock and agreed to fund up to $4.25 million in the form of a convertible demand note (the “Note”) bearing interest at the applicable federal rate provided under the Internal Revenue Code of 1986, as amended. The Note was convertible, at BCC’s option, into (a) Series A Preferred Stock of the Company (see Note 13) at such time the preferred stock was designated by the Company, and (b) a warrant (the “Founder’s Warrant”) to purchase common stock of Reliant, which warrant upon exercise and together with the preferred and common stock owned by BCC at the time of exercise would give BCC its 15% Founder’s interest. The Warrant was exercisable at $0.01 per share. The Note was fully drawn upon by the Company, and in April 2000, BCC converted the Note into 425,000 shares of Series A Preferred Stock and the Founder’s Warrant.

The remaining Founders received their Founders interest in the form of options (the “Founders’ Options”). The options were exercisable at $0.01 per share, which approximated fair value.

In July 2000, upon Reliant’s conversion to a limited liability company (“LLC”) and pursuant to the Agreement and Plan of Conversion (the “Plan of Conversion”), the shares of common stock and Series A Preferred Stock owned by BCC automatically converted into an equal number of Class One Common Units (“Common Units”) and Series A Preferred Units, respectively, of the LLC. Similarly, the Founder’s Warrant was replaced by an LLC Common Unit Purchase Warrant (“Founders’ LLC Warrant”). The Founders’ Options were cancelled and automatically replaced, in equal number, with LLC Common Units pursuant to the Plan of Conversion (see Note 13).

In July 2000, the Company accepted subscriptions for $135.0 million of its Series B Preferred Units (the “Series B Financing”) (see Note 13). Following the initial closing of the Series B Financing, the Founders’ LLC Warrant was exercised and the remaining Founders’ Units were issued (see Note 13).

In December 2001, the Company accepted subscriptions for $150.0 million of its Series C Preferred Units (the “Series C Financing”). Pursuant to a rights offering to existing members, the Company accepted additional subscriptions for approximately $9.3 million of additional Series C Preferred Units in February 2002 (see Note 13).

The Company’s business is subject to significant risks including, but not limited to, (i) its ability to obtain funding, (ii) its uncertainty of future profitability, (iii) the risks inherent in its clinical development efforts, (iv) uncertainties associated with obtaining and enforcing its patents and with the patent rights of others, (v) the lengthy, expensive and uncertain process

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

1.	The Company (continued)

of seeking regulatory approvals, (vi) uncertainties regarding government reforms and product pricing and reimbursement levels, (vii) technological change and competition, (viii) manufacturing uncertainties, (ix) dependence on collaborative partners and other third parties and (x) concentration of revenue sources within a small number of products.

2.     Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates market value.

Inventory

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Inventory consists of finished goods only at December 31, 2002.

Axid® and DynaCirc® volume-based purchase price adjustments (see Note 3) are recorded as contra-inventory and are recognized as a reduction to cost of product sales in the period the product is sold. At December 31, 2002, Eli Lilly and Company (“Lilly”) and Novartis Pharmaceuticals Corporation, an indirect subsidiary of Novartis AG (collectively “Novartis”), had a security interest in the Company’s Axid® and DynaCirc® inventories, respectively. Axid® is a registered trademark of the Company in the U.S. DynaCirc® is a registered trademark of Novartis.

Revenue Recognition

Revenues from sales of pharmaceutical products are recognized upon shipment of products and are net of provisions for rebates, discounts and returns, which are established at the time of sale. Sales terms are FOB shipping point.

Promotion revenues are recognized by the Company once contractual sales performance measures have been met.

Fixed Assets

Property and equipment are carried at historical cost. Expenditures for maintenance and repairs are charged to operations as incurred.

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

2.	Significant Accounting Policies (continued)

Depreciation

Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives range from three to seven years for software, computer, office and distribution equipment, furniture and fixtures and vehicles. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred.

Intangible Assets

Acquired intangible assets, which consist primarily of product licenses (see Note 3), are recorded at the net present value of the license payments. These intangible assets are amortized on a straight-line basis over the shorter of the estimated useful life of the license or the underlying patent or agreement term. As of December 31, 2002, intangible assets are comprised primarily of gross product licenses of $84.2 million, net of accumulated amortization of $61.3 million.

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) on January 1, 2002. In accordance with SFAS 144, the Company first considers whether indicators of impairment of long-lived assets are present. If indicators of impairment are present, the Company determines whether the sum of the expected undiscounted future cash flows is less than the assets’ carrying value. If the sum of the expected undiscounted future cash flows is less than the assets’ carrying value, an impairment loss would be recognized based on the excess of the carrying amount of the assets over their respective fair values. The adoption of this pronouncement did not have an impact on the Company’s results of operations, cash flows, or financial position for the year ended December 31, 2002.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and long-term debt. The Company maintains cash balances and cash equivalents in financial institutions with

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

2.	Significant Accounting Policies (continued)

strong credit ratings. At times, amounts invested with financial institutions may be in excess of FDIC insurance limits. As of December 31, 2002, the Company had not experienced any losses on its cash and cash equivalents. The Company also monitors the creditworthiness of its customers to whom it grants credit terms and companies from whom the Company has borrowed funds in the normal course of business. Bad debts have been minimal. The Company does not normally require collateral or any other security to support credit sales.

Stock-Based Compensation

Employee stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net loss is provided as if the fair value method had been applied.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Income Taxes

Federal and state income tax regulations provide that the profit and loss of a limited liability company that has elected to be treated as a partnership for tax purposes, be allocated and reported on the tax return of each member. Accordingly, no federal or state taxes have been provided for in the accompanying financial statements.

Recent Accounting Pronouncements

In June 2001, FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 changes the accounting for business combinations in APB Opinion No. 16 in that it requires all business combinations to be accounted for by a single method - the purchase method. In addition, SFAS 141 requires that all intangible assets be recognized as assets apart from goodwill, provided certain criteria are met. Disclosure requirements for SFAS 141 includes disclosure of the primary reasons for a business combination as well as the allocation of the purchase price paid to the assets acquired and the liabilities assumed by major balance sheet caption. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

2.     Significant Accounting Policies (continued)

applying a fair-value-based test. SFAS 142 requires that all acquired intangible assets be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS 141 applies to all business combinations initiated after June 30, 2001. SFAS 142 was required to be adopted in the first quarter of 2002. Adoption of SFAS 141 and 142 did not have an effect on the Company’s results of operations, cash flows, or financial position.

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

Use of Estimates

The financial statements are prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as provisions for rebates, returns and allowances, depreciable/amortization lives and amounts recorded for other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. The Company is not aware of reasonably likely events or circumstances which would result in different amounts being reported that would have a material impact on results of operations, cash flows, or financial position.

3.     Product Licenses/Promotion Agreements

DynaCirc®

In July 2000, the Company entered into an agreement with Novartis to acquire an exclusive U.S. license through December 2002 to use, market, promote, sell, distribute and warehouse the DynaCirc® brands of anti-hypertensive agents for $47.6 million (see Note 20). Under this agreement, the Company is required to purchase, at predetermined prices, all of its requirements for DynaCirc® brand products and product samples from Novartis during the license term. The Company earns favorable, volume-based purchase price adjustments on

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

3.     Product Licenses/Promotion Agreements (continued)

these purchases upon reaching specified minimum purchases (see Note 2). The Company capitalized the present value of the license payments as an intangible asset that was amortized over the life of the license (2.5 years) through December 31, 2002.

In July 2000, the Company was also granted an exclusive, irrevocable option to purchase all of the United States assets related to the DynaCirc® brands prior to December 2002. In December 2001, the Company gave written notice of its exercise of this option. In August 2002, Novartis delivered certifications required under the Novartis agreement. As such, the Company recorded an other long-term asset and an other current liability for $12.5 million related to the purchase of these assets in 2002 (see Notes 9 and 20). In January 2003, Reliant paid Novartis $10.0 million of the $12.5 million liability and will pay the remaining $2.5 million in March 2003.

Axid®

In October 2000, the Company entered into an agreement with Lilly to acquire certain patent rights, trademarks and copyrights (by way of a license and/or assignment) for $20.0 million for the antiulcer agent Axid® from Lilly (see Note 20). Under this agreement, subject to specified minimums, the Company was required to purchase all of its requirements of Axid® brand products and product samples from Lilly through April 2002 at 95% of the Company’s estimated net selling price of the product (see Note 12). The Company earned favorable, volume-based purchase price adjustments on these purchases upon reaching specified minimum purchases (see Note 2). The Company capitalized the above license payment as an intangible asset, which was being amortized through April 2002, the remaining life of the underlying patent (see paragraph below). Prior to patent expiry in April 2002, the Company filed an application for pediatric exclusivity, which, if granted by the FDA, would provide an additional six months of market exclusivity for the product. The request for pediatric exclusivity was denied by the FDA on July 3, 2002. As a result of the loss of market exclusivity, Axid® net product sales declined from approximately $201.9 million for the year ended December 31, 2001 to $64.7 million for the year ended December 31, 2002 and are not expected to be significant in the future.

During the fourth quarter of 2001, based on estimated future sales of Axid® products, the Company determined it would not be able to realize the value of contractually required and committed product purchases. Additionally, as a direct result of this estimate, the Company re-evaluated the carrying value of the intangible asset related to the above license agreement.

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

3.     Product Licenses/Promotion Agreements (continued)

Based on expected future cash flows, the Company accrued $30.0 million as a loss contract reserve via a charge to cost of products sold related to the above purchase commitments and a charge of approximately $4.8 million to selling, general and administrative expenses related to a write-down of the product license carrying value in the fourth quarter of 2001.

In 2002, the Company took delivery and paid for $13.7 million of product that it was contractually required to purchase, leaving a commitment balance of $16.3 million reflected as a loss contract reserve as of December 31, 2002 (see Notes 8 and 20).

The Company projects future prescriptions of Axid® based upon the actual erosion rates of a product in the same market that lost market exclusivity in 2001. Based upon these projections, the Company increased its product return reserve for Axid® to $29.4 million as of December 31, 2002 ($1.6 million as of December 31, 2001) (see Notes 8 and 11).

Lescol®

In November 2000, the Company entered into a promotion agreement with Novartis to acquire the U.S. marketing rights through December 2005 for the Lescol® and Lescol® XL cholesterol-controlling agents for $40.0 million. Lescol® is a registered trademark of Novartis. The Company has capitalized the present value of the above payments as an intangible asset that is being amortized over the initial five-year term of the promotion agreement. Under this agreement, the Company is entitled to receive a substantial percentage of Lescol® and Lescol® XL net sales recorded by Novartis over and above a contractually specified minimum level of sales. Effective January 1, 2002, the agreement with Novartis was amended to provide for quarterly sales minimums instead of annual minimums, and to reduce the contractual percentage of net sales owed to the Company. Of the promotion revenues received under the terms of this agreement, $10.0 million was deferred (see Note 9) and the remainder was included in promotion revenues in the accompanying statement of operations.

Commencing on January 1, 2003 and annually thereafter during the term of the agreement, Novartis is entitled to terminate the agreement if certain annual net sales targets are not met. The promotion agreement may be extended up to an additional three years provided certain future minimum annual sales levels are achieved.

The Company is required to provide promotional, selling and marketing support over the period of the agreement (see Note 12). Direct costs associated with the promotion of the Lescol® brands are expensed as incurred and have been included in the cost of promotion revenues in the accompanying statement of operations.

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

3.     Product Licenses/Promotion Agreements (continued)

Fenofibrate

In May 2001, the Company obtained an exclusive license from Ethypharm, SA, of Saint-Cloud, France (“Ethypharm”) to market, sell and distribute Ethypharm’s proprietary micronized fenofibrate product for the treatment of hyperlipidemia in the U.S., Canada and Mexico. The Company is responsible for all clinical development and regulatory activities in the identified markets. The initial term of the agreement is fifteen years from the first commercial sale of the product in the U.S. with automatic two-year renewals if notice of termination is not received from either party. Product for use in clinical development programs, as well as eventual commercial sales, is required to be purchased at predetermined prices from Ethypharm during the license term. The Company is required to make certain payments to Ethypharm based on the achievement of predetermined milestones and to pay a royalty on all future net sales of this product. Through December 31, 2002, the Company has paid $500,000 in license and milestone payments, which have been expensed as incurred. No other milestones have been achieved and, accordingly, no additional amounts were accrued or paid (see Note 12).

RP-606

In February 2002, Reliant entered into a license agreement with Medivir AB, a pharmaceutical research company with operations in Huddinge, Sweden and Cambridge, England. Pursuant to that agreement, Reliant acquired the rights to develop, market and distribute RP-606 (then known as MIV-606) in the U.S. and Canada. RP-606 is a broad spectrum, oral antiviral that is being developed for the treatment of herpes zoster (shingles). Under the terms of the agreement, Reliant is responsible for financing and conducting Phase III clinical studies, applying for regulatory approval and, in the event approval is granted, marketing the product in the U.S. and Canada. Medivir has retained marketing rights to the product in Denmark, Finland, Iceland, Norway and Sweden. Reliant and Medivir share the right to license and receive certain fees and royalties for the product in countries other than those in which Reliant or Medivir maintain exclusive rights. The term of the agreement is the longer of ten years following the first commercial sale of the product, the expiration of Medivir’s RP-606 patent in 2017, or the loss of marketing exclusivity. Reliant is required to make payments to Medivir based on the achievement of certain predetermined milestones, $5.0 million in license fees and a royalty on future net sales of the product in the U.S. and Canada during the term of this agreement. Through December 31, 2002, Reliant has paid $5.0 million in license fees, which were expensed as incurred. Through December 31, 2002, no milestones were achieved and, accordingly, no amounts related to milestones were accrued or paid (see Note 12).

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

3.     Product Licenses/Promotion Agreements (continued)

Cedax®, Rondec®, Teveten®, Teveten® HCT, Zovirax® and Cardizem® LA

On November 13, 2002, Reliant entered into a co-promotion agreement with Biovail Pharmaceuticals, Inc. (“Biovail”) that expires on December 31, 2008. Pursuant to that agreement, Biovail granted to Reliant a royalty-free, fully paid, non-exclusive, limited, non-transferable license to all rights of Biovail as may be necessary to co-promote the following Biovail products through December 31, 2005: Cedax®, Rondec®, Teveten®, Teveten® HCT and Zovirax®. Reliant will also assist Biovail with the launch and promotion of Cardizem® LA (which was approved by the FDA in February 2003). As compensation for Reliant’s co-promotion activities, effective October 1, 2002, Biovail began paying to Reliant royalties on quarterly net sales of these products. Royalties received under the terms of this agreement have been included in promotion revenues in the accompanying statement of operations.

Reliant’s direct costs associated with the promotion of the Biovail products are expensed as incurred and have been included in the cost of promotion revenues in the accompanying statement of operations. The Company is responsible for up to $13.0 million in funding commitments through 2005 (see Note 12).

Commencing June 30, 2003, each of Biovail and Reliant have the right to terminate the agreement for any reason. Following termination, Biovail may elect either to pay Reliant a termination fee, as defined in the agreement, or continue to pay Reliant royalties on sales of the products through December 31, 2008. In the event that Biovail elects to continue royalty payments, Biovail may upon written notice to Reliant, and Reliant may, upon the market withdrawal or sale by Biovail of any royalty products elect to terminate such royalty payments, in which case Biovail shall pay a termination fee to Reliant calculated as if the termination had occurred on the date of payment.

4.     Accounts Receivable

Trade receivables were primarily comprised of amounts billed to pharmaceutical wholesalers.

The Company’s top three wholesalers accounted for 71% of gross product sales for the year ended December 31, 2002 and 60% of the gross accounts receivable balance at December 31, 2002. The Company’s largest customer accounted for 33% of gross product sales for the year ended December 31, 2002 and 3% of the gross accounts receivable balance as of December 31, 2002.

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

5.     Other Current Assets

Other current assets were comprised of the following:

(in $000's)
Due from Novartis	$24,275
Product samples	3,915
Other	3,632

Total	$31,822

6.     Fixed Assets

Fixed assets consisted of the following:

(in $000's)
Computer, office and distribution equipment	$1,809
Software	1,617
Furniture and fixtures	1,094
Vehicles	33

Gross fixed assets	4,553
Less accumulated depreciation	(1,068)

Fixed assets, net	$3,485

7.     Accounts Payable

As of December 31, 2002, the accounts payable balance consisted primarily of amounts payable to Novartis for the purchase of finished product and product samples.

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

8.     Accrued Expenses

Accrued expenses were comprised of the following:

(in $000's)
Loss contract reserve (see Note 3)	$16,310
Managed care and Medicaid rebates	11,919
Product returns – Axid (see Note 3)	5,942
Brand marketing expenses	4,271
Sales force expenses	3,993
Research and development expenses	3,313
Other	7,552

Total	$53,300

9.     Other Current Liabilities

As of December 31, 2002, other current liabilities included $12.5 million for the purchase of the DynaCirc® brand assets and $10.0 million of deferred revenue for the Lescol® brands (see Note 3).

10.     Notes Payable and Long-Term Debt

Revolver

On June 29, 2001, the Company obtained a two-year revolving line of credit (the “Revolver”) commencing August 17, 2001 with a credit limit of $20.0 million. The lending formula of the Revolver was 85% of eligible trade receivables. On November 1, 2002, the Company amended this agreement such that the lending formula now includes 85% of eligible trade receivables and 85% of the Lescol® promotional fee receivable from Novartis, subject to certain limitations. On February 19, 2003, the Company extended this agreement through August 17, 2004, with a credit limit of $10.0 million for the additional year and the same lending formula. At December 31, 2002, there were no outstanding balances under the Revolver. Interest on amounts outstanding under the Revolver accrues at 1% per annum above the prime rate, as determined by a major bank. The Company is liable for an unutilized loan fee of 0.37% per annum of the difference between the credit limit and the average outstanding loan amount calculated on a monthly basis. The lender has a first priority security interest in the Company’s trade receivable and amounts due from Novartis under the Lescol® brand

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

10.     Notes Payable and Long-Term Debt (continued)

promotion agreements. Interest expense, which includes the unutilized loan fee, the amortization of the origination fee and other monthly fees on the Revolver for the year ended December 31, 2002 was $218,000.

Bridge Loan

On July 30, 2001, the Company obtained from certain existing members and related entities (the “Lenders”), an $80.0 million bridge loan facility in the form of two secured demand promissory notes of $40.0 million each (the “Bridge Loan”). In conjunction with the Series C Financing, the Company issued to the Lenders warrants to purchase a total of up to 833,334 Common Units at a purchase price per unit of $0.01, as a consideration for the exchange of the then outstanding $50.0 million Bridge Loan for Series C Units. The Lenders also agreed to keep available to the Company $30.0 million in Bridge Loan capacity and to adjust the Bridge Loan interest rate to 2% above the prime-lending rate (the prime lending rate was 4.25% as of December 31, 2002) (see Note 13). The original Bridge Loan assessed interest at 10% per annum, which increased 2% every three months following the initial draw. The terms of the two demand promissory notes were amended to expire on February 28, 2003. The warrants may be exercised at any time up to the expiration date of December 18, 2006.

In September 2002, the Company borrowed the $30.0 million of available capacity under the Bridge Loan. On September 30, 2002, the Company paid all accrued interest then outstanding of $106,000. On November 13, 2002, the Company paid accrued interest from October 1 through November 12, 2002 of $236,000. Total interest expense on the Bridge Loan was $342,000 for the year ended December 31, 2002.

Credit Facility

On November 13, 2002 (the “Closing Date”), Reliant entered into a credit agreement (“Credit Agreement”) with the Lenders and Biovail, establishing a credit facility of $85.0 million. On the Closing Date, the $30.0 million that was outstanding under the Bridge Loan was converted into an advance under the Credit Agreement by the Lenders and an additional $200,000 was advanced by the Lenders. On November 15, 2002, Biovail advanced Reliant $30.0 million. As of December 31, 2002, the Company had available credit of $24.8 million under the credit facility of which $10.0 million is with Biovail and the remaining $14.8 million is with the original Lenders.

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

10.     Notes Payable and Long-Term Debt (continued)

The aggregate principal amount of advances outstanding under the credit facility shall not exceed $45.0 million with respect to the Lenders. With respect to Biovail, the aggregate principal amount shall not exceed $30.0 million between the Closing Date and December 31, 2002, $35.0 million between January 1, 2003 and June 30, 2003 and $40.0 million following June 30, 2003.

Amounts borrowed under the credit facility are secured by a blanket first priority security interest in substantially all of Reliant’s assets (subject to certain exclusions).

Reliant is required to repay Biovail and the Lenders the outstanding principal amount and any accrued but unpaid interest in eight equal quarterly installments with the first payment due on March 31, 2005, and the final payment due on December 31, 2006. Commencing on January 31, 2003, and the last day of the first month of each fiscal quarter thereafter, to the extent the Company has excess cash as defined in the Credit Agreement, the excess cash shall be used to repay amounts borrowed under the credit facility and these repayments will permanently reduce the amounts available under the credit facility. The Company does not expect to have any such excess cash through December 31, 2003. Interest accrues at 2% per annum above the prime rate as determined by a major bank.

Interest expense on the credit facility for the period from the Closing Date to December 31, 2002 was approximately $490,000 (see Note 11). Reliant is required to pay interest in arrears on the first day of each calendar quarter commencing March 31, 2005, but may elect to pay it earlier. Prior to March 31, 2005, Reliant may elect to accrue, rather than make cash payments of, interest under the credit facility, which accrued interest will be added to the outstanding principal on March 31, 2005.

Covenants under the Credit Agreement prohibit Reliant from, among other things, entering into a merger, amalgamation or reorganization, disposing of any of its material assets, or incurring indebtedness for borrowed money secured by the collateral securing Reliant’s obligations under the credit facility, which is not expressly subordinated by its terms to the credit facility.

11.     Other Long-Term Liabilities

Other long-term liabilities consisted of the long-term portion of the product return reserve for Axid® of $23.5 million (see Notes 3 and 8), accrued interest under the credit facility of $490,000 (see Note 10) and deferred rent expense of $384,000 (see Note 12).

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

12.     Commitments and Contingencies

Operating Leases

In February 2001, the Company entered into a lease agreement, which expires in June 2011, for approximately 52,400 square feet of office space in Liberty Corner, New Jersey. The agreement provides for an escalation in the rent payment in 2006. As such, the Company has straight-lined the aggregate rental payments over the term of the lease (see Note 11). The Company provided a security deposit in the form of an irrevocable letter of credit issued by Bank One, NA for the benefit of the landlord in the amount of approximately $2.0 million. The letter of credit was applied for by Diversified Capital, LLC (a related party, formerly known as Diversified Capital, L.P.) on behalf of the Company. As such, Diversified Capital, LLC is responsible to Bank One, NA for reimbursement obligations. In connection with the foregoing, the Company has agreed to (i) reimburse Diversified Capital, LLC for any amounts that Diversified Capital, LLC is required to pay over to Bank One, NA and (ii) pay Diversified Capital, LLC customary fees. The Company’s payment obligations to Diversified Capital, LLC are collateralized by a cash deposit equal to the face amount of the letter of credit. Such deposit is included in other long-term assets as of December 31, 2002. In the first quarter of 2003, Reliant terminated the Bank One letter of credit with Diversified Capital, LLC and received back its deposit from Diversified Capital, LLC. Simultaneously, Reliant entered into a new letter of credit arrangement with Fleet National Bank pursuant to which Fleet National Bank issued the required letter of credit in favor of Reliant’s landlord. In connection with the issuance by Fleet National Bank of such letter of credit, Reliant provided a security deposit of approximately $2.0 million to Fleet National Bank.

The Company leases vehicles, office equipment and other assets used in the operation of the business under operating leases. Each vehicle is leased for an initial term of twelve months, and thereafter for successive twelve-month renewal terms. Reliant has the right to cancel any vehicle at any time after the end of the first twelve months upon written notice of such cancellation to the lessor. Pursuant to its vehicle leases, the Company is committed to pay approximately $1.7 million in 2003.

Certain leases provide that the Company pays for taxes, maintenance, insurance and other expenses.

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

12.     Commitments and Contingencies (continued)

The approximate minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2002, are:

(in $000's)
2003	$1,932
2004	1,842
2005	1,796
2006	1,944
2007	1,815
Thereafter	6,386

Total	$15,715

Rental expense on all operating leases amounted to approximately $5.8 million for the year ended December 31, 2002.

Other Commitments

Pursuant to various agreements, including the DynaCirc® and Axid® agreements referred to in Note 20, the Company has purchase commitments of $10.3 million for Axid® trade product ($16.3 million of the $26.6 million in committed purchases was accrued as of December 31, 2002) (see Notes 3 and 20) and $7.0 million for DynaCirc® trade products and samples (see Note 20), a guaranteed royalty of $3.2 million in respect of Axid® new formulations and an obligation to provide at least $115.0 million of promotional, selling and marketing support for the Lescol® brands through 2005 (see Note 3).

Pursuant to the co-promotion agreement with Biovail, the Company has funding commitments totaling approximately $13.0 million through December 2005 (see Note 3).

The Company has contractual arrangements with pharmaceutical product development companies, clinical research organizations and other research service providers to design formulations and perform and service clinical trials with respect to both compounds under development and approved products. Pursuant to these contractual arrangements, the Company has funding commitments totaling $3.0 million in 2003.

The Company also has purchase commitments for non-Lescol® brand marketing services and premiums for various corporate insurance policies. Pursuant to these arrangements, the Company has funding commitments totaling $1.5 million in 2003.

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

12. Commitments and Contingencies (continued)

The aggregate minimum commitments (excluding leases), by year, related to such contractual arrangements are as follows:

(in $000's)
2003	$62,507
2004	51,247
2005	39,250

Total	$153,004

In addition to the aggregate minimum commitments noted above, the Company is contractually obligated to pay $13.9 million over time upon the achievement of specific milestones for certain clinical research and development programs (see Note 3).

Legal Proceedings

From time to time, the Company may be involved in various legal proceedings and other regulatory matters arising out of the normal course of business. At December 31, 2002, the Company was not involved in any proceedings that it believes would have a material adverse effect on the Company’s results of operations, cash flows, or financial position.

13.     Redeemable Preferred LLC Units

In April 2000, BCC converted the Note into 425,000 shares of Series A Preferred Stock, which were subsequently converted to 425,000 Series A Preferred Units (the “Series A Preferred Units”) upon the conversion of the Company to an LLC (see Note 1).

In July 2000, the Company accepted subscriptions for $135.0 million of its Series B Preferred Units (the “Series B Preferred Units”) at a price of $10 per unit pursuant to a private placement (the “Series B Financing”) (see Note 1). Under the subscription agreement, 50% of the Series B Preferred Unit proceeds were drawn and paid in July 2000 with the balance subject to a capital draw notice by the Company. The Company made a capital draw on the remaining 50% in December 2000. At December 31, 2002, the Company had a subscription receivable of $1.0 million related to a note from a Founder. The interest rate on this note is the prime rate as determined by a major bank (4.25% at December 31, 2002).

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

13.     Redeemable Preferred LLC Units (continued)

In December 2001, the Company accepted subscriptions for $150.0 million of its Series C Preferred Units (“Series C Preferred Units”) at a price of $20 per unit pursuant to a private placement (the “Series C Financing”) (see Note 1). The financing was comprised of the receipt of a cash payment of $100.0 million from Alkermes, Inc. and an exchange of an aggregate of $50.0 million of the then outstanding balance on the Bridge Loan (see Note 10). On February 4, 2002, the Company accepted approximately $9.3 million in additional subscriptions for additional Series C Preferred Units pursuant to a rights offering to existing members. The Company incurred costs of approximately $4.6 million related to the closing of the Series C Financing, which included $2.6 million paid to the Advisor (see Note 18). Warrants to purchase up to 833,334 Common Units of the Company at a purchase price of $0.01 per Common Unit (the “Series C Warrants”) were issued to holders of the Bridge Loan as consideration for the exchange of $50.0 million in Bridge Loan for the Series C Preferred Units (see Note 1). The fair value of the warrants as determined by an independent valuation, was approximately $8,300 at the time of issuance. The holders of the Bridge Loan also agreed to keep available to the Company $30.0 million in Bridge Loan capacity and to reduce the Bridge Loan interest rate to 2% above the prime-lending rate (see Note 10). The Series C Preferred Unit proceeds, net of the issuance costs and the fair value of the warrants, are being accreted up to their redemption value. The accretion is being recorded as preferred dividends. The Series C Warrants expire on the earlier to occur of (a) December 18, 2006, or (b) the mutual agreement of the Holder of the warrants and the Company.

The Series A, B and C Preferred Units are convertible into Common Units at a 1-to-1 ratio (i) at the option of the holder at any time, (ii) upon a Qualified IPO (as defined in the Company’s Operating Agreement) or (iii) upon the occurrence of certain other specified events. The initial conversion price is $10 for the Series A and B Preferred Units and $20 for the Series C Preferred Units. The conversion price is subject to adjustment pursuant to the Company’s Operating Agreement for distributions made in Common Units, subdivision or splitting its Common Units and the issuance of Common Units or options or warrants for Common Units at a price per unit that is less than the applicable conversion price.

Each Series A, B and C Preferred Units has voting rights equal to the largest number of whole Common Units into which it is convertible. The Series C Preferred Units rank senior to the Series A and B Preferred Units and the Common Units. The Series A and B Preferred Units rank on par with each other and are senior to the Common Units.

The Series A, B and C Preferred Units are entitled to receive a preferred return at an annual rate of 8.5%, compounded quarterly, of the capital contributed to acquire each Series A, B and C Preferred Unit when and if declared by the Board of Managers (the “Board”).

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

13.     Redeemable Preferred LLC Units (continued)

Prior to December 17, 2001, the Series A and B Preferred Units were non-redeemable. In connection with the Series C Financing, the Company’s Operating Agreement was amended to provide redemption rights to the Series A, B, and C Preferred Units. At the option of the holder, 50% of the Series A, B, and C Preferred Units are redeemable on December 17, 2005 for $221.3 million and the remaining 50% are redeemable on December 17, 2006 for $236.8 million.

As defined in the Company’s Operating Agreement, upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (each, a “Liquidation Event”), the holders of the Series C Preferred Units shall be entitled, before any distribution or payment is made, to be paid an amount equal to $20 per unit plus all accumulated and unpaid preferred returns (the “Series C Liquidation Preference”). Once the Series C Preferred Unit holders have been paid, to the extent proceeds are available, the Series A and B Preferred Units shall be entitled to be paid, in accordance with their proportionate ownership of their respective units, an amount equal to three times the sum of $10 per unit plus all accumulated and unpaid preferred returns, to the date of final distribution (the “Series A/B Liquidation Preference Caps”) before any other distribution or payment is made upon any unit ranking junior to the respective units; provided, however, that in the event the unit holders would realize proceeds in excess of the sum of the Series A/B Liquidation Preference Caps and the Series C Liquidation Preference, in connection with a Liquidation Event, the Series A, B and C Preferred Units shall automatically convert into Common Units at the then applicable conversion price.

If a proposed liquidation event was initiated but not effective by December 17, 2003 due to certain circumstances as defined in the Company’s Operating Agreement, then holders of Series C Preferred Units who are not also A and B Unit holders (“New Holders”) may, upon the request of New Holders holding not less than 50% of the Series C Preferred Units then held by the New Holders, request and the Company shall redeem 33.33% of the then outstanding Series C Preferred Units held by such holders requesting redemption on December 17, 2003, and their remaining Series C Preferred Units on December 17, 2004.

14.     Common LLC Units

In connection with the conversion to an LLC (see Note 1), and upon exercise of the Founder’s LLC Warrant, BCC received 2,181,116 Common Units in the Company. Similarly, pursuant to the Plan of Conversion, the Founders (excluding BCC) collectively received 1,650,543 restricted Common Units. Of the 1,650,543 Common Units issued to the remaining Founders,

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

14.     Common LLC Units (continued)

434,353 were fully vested upon issuance and 1,216,190 vest over a four-year period beginning September 1, 1999. Of the restricted Common Units subject to vesting at December 31, 2002, a total of 912,143 were fully vested and 304,047 remained subject to vesting.

15.     Equity Incentive and Unit Appreciation Rights Plans

The Company granted options to employees under an Equity Incentive Plan (the “Equity Plan”) to purchase Common Units in the Company. Options granted under the Equity Plan are granted at an exercise price per unit not less than the estimated fair market value of the Unit at the date of grant and have a maximum term of ten years. Options granted under the Equity Plan generally vest ratably over four years on the anniversary of the grant date. All options granted under the Equity Plan from inception through December 31, 2001 were at an exercise price of $10 per Common Unit. Options granted in 2002 were at an exercise price of $20.

The Company made available to certain employees, who were granted options, a loan in the amount of 100% of the total exercise price up to a maximum amount of $1.0 million to effect the early exercise of all or a portion of such option holders’ options. These loans provide for exercise with 50/50 recourse/non-recourse notes, bearing interest at the prime rate (4.25% as at December 31, 2002). The loans are full recourse with respect to interest. In 2002, $850,000 of interest and principal on these loans was repaid.

Pursuant to its unit option agreements, the Company has the right to repurchase all unvested units from employees who have previously exercised their options upon their termination. During 2002, the Company repurchased 13,475 of unvested units for $134,750 from employees who had previously exercised their options in connection with the termination of such employees’ employment with the Company.

The activity under the Equity Plan is as follows:

	Number	Average
	of Units	Price (1)

Options outstanding, January 1, 2002	1,374,200	$10.00
Granted	431,100	20.00
Exercised	5,125	10.00
Cancelled	116,125	10.00

Options outstanding, December 31, 2002	1,684,050	$12.56

(1)	Weighted average exercise price.

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

15. Equity Incentive and Unit Appreciation Rights Plans (continued)

Summarized information about unit options outstanding and exerciseable at December 31, 2002 is as follows:

Outstanding			Exercisable

Exercise	Number		Number
Price	of Units	Average Life (1)	of Units	Average Life (1)

$10	1,252,950	8.5	576,718	8.3
$20	431,100	9.9	–	–

	1,684,050		576,718

(1)	Weighted average contractual life remaining in years.

The Company does not recognize compensation cost for the options it granted to employees. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, there would have been no effect on the net loss of the Company for the year ended December 31, 2002.

Compensation cost was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend	0.0%
Risk-free interest rate	3.4%
Expected volatility	0.0
Expected life (in years)	5.8

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company has used a volatility of zero, as there is no market for the Company’s Units. In management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. This is a result of the fact that the Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

15. Equity Incentive and Unit Appreciation Rights Plans (continued)

In 2002, the Company granted unit appreciation rights (“UARs”) to certain sales employees under a Unit Appreciation Rights Plan (the “Rights Plan”). UARs allow the holder to receive, upon exercise of the UAR, cash in an amount equal to the difference between a specified base price and the fair market value of a Common Unit on the exercise date. The base price per UAR may not be less than the estimated fair market value of the underlying Common Unit on the date of grant and UARs may have a maximum term of ten years. UARs granted under the Rights Plan generally vest ratably over four years on the anniversary of the grant date. All UARs granted under the Rights Plan in 2002 were granted at a base price of $20.

The activity under the Rights Plan is as follows:

	Number	Average
	of Units	Price (1)

Unit appreciation rights outstanding, January 1, 2002	–	–
Granted	547,350	$20.00
Exercised	–	–
Cancelled	8,250	20.00

Unit appreciation rights outstanding, December 31, 2002	539,100	$20.00

(1)	Weighted average exercise price.

At December 31, 2002, under the Rights Plan, all UARs outstanding were unvested and the weighted average remaining life of rights outstanding was 9.9 years. There was no compensation expense recognized pursuant to the Rights Plan in 2002.

16.     Employee Agreements

The Company has entered into employment agreements with certain officers and employees of the Company. The agreements provide for salaries aggregating approximately $2.6 million on an annualized basis. The agreements also have termination clauses that, under certain circumstances, entitle the employee to receive severance benefits upon termination. Certain agreements provide for bonus payments upon the achievement of specified quantitative and qualitative targets.

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

16.     Employee Agreements (continued)

Reliant has also entered into agreements with certain of its key executives that provide for accelerated vesting of options and restricted units upon a change in control, as well as bonuses depending on the amount of consideration received by the members in a change of control transaction.

17.     Board Consulting and Non-Compete Agreements

In May 2000, consulting agreements, that include non-compete provisions, were entered into between the Company and each of the following individuals: Jack L. Bowman, Herbert Conrad, Irwin Lerner, David V. Milligan, and Gerald Cohn. The consulting fees incurred for the year ended December 31, 2002, were approximately $523,000. In addition to the base consulting fee, for each calendar year during the consulting period in which the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow targets for acquired products and developed products, as set by the Board, are satisfied, the Company shall pay a bonus of $100,000 to each consultant. For each calendar year in which the Company’s EBITDA and free cash flow targets for acquired products and developed products, as set by the Board, are exceeded by 25% or more, the Company shall pay an additional bonus of $100,000 to each consultant. As the Company did not meet either of these targets for the year ended December 31, 2002, no bonuses were accrued or paid to the consultants related to 2002.

18.     BCC BD Arrangements

Bay City Capital BD, LLC (the “Advisor”), a related party, provides the Company with (i) business advice and (ii) financial advisory services in connection with defined business transactions involving the acquisition or disposition by the Company of pharmaceutical and/or biotechnology related assets and general corporate acquisition/divestiture transactions. The Advisor provided the services for a three-year period that commenced in September 1999 for a monthly fee of $25,000 plus related business expenses.

For the year ended December 31, 2002, the Company charged $200,000 to expense for the Advisor’s service fee. Additionally, the Company agreed under specified conditions to pay the Advisor a fee (the “Fee”) equal to two percent (2%) of the total consideration with respect to general corporate acquisition/divestiture transactions. In consideration for an advance of $1.0 million in 2001, the Advisor agreed to reduce the Fee to 0.8% of the total consideration. Such advance is nonrefundable, but is creditable against future fees that became due up to $1.0 million. Since the amount was nonrefundable, the amount was expensed in 2001. This

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

18.     BCC BD Arrangements (continued)

agreement expired effective August 31, 2002, but remains applicable to qualifying transactions that with respect to which a binding agreement is entered into within the 12-month period following such expiration.

19.     401(k) Employee Benefit Plan

Effective May 29, 2001, the Company established the Reliant Pharmaceuticals 401(k) Plan (the “Plan”) for all eligible employees. Employees can elect to defer up to 25% of their compensation on a pretax basis, subject to maximum limits as set forth by the IRS. The Company may, but is not required to, provide matching contributions to be determined each year by the Company’s Board. All employee contributions are 100% vested. Employer contributions vest over a three-year period beginning with the employee’s full-time date of hire. The Company made no matching contributions during 2002.

20.     Events Subsequent to December 31, 2002

DynaCirc® Agreements

Supply Agreement - On January 10, 2003 (the “Novartis Effective Date”), the Company entered into a supply and manufacturing agreement whereby Novartis agreed to manufacture, supply and sell to the Company both Isradipine, the pharmaceutically active ingredient in DynaCirc®, as well as DynaCirc® in finished form. The term of this agreement is from the Novartis Effective Date through August 31, 2004.

Letter Agreement - On January 10, 2003, the Company entered into a letter agreement with Novartis to extend the then existing DynaCirc® agreements. Under the terms of this agreement, among other things, (i) Reliant agreed to pay Novartis, upon the satisfaction of certain conditions, $10.0 million of the $12.5 million payment due in respect of the purchase option exercise, and (ii) Novartis agreed to manufacture and sell to Reliant certain agreed upon quantities of DynaCirc® brands totaling approximately $7.0 million, net of contractually specified volume-based purchase price adjustments and a credit for product Reliant returned to Novartis for rework of approximately $5.9 million. The receivable for the rework product was included in other current assets as of December 31, 2002. In January 2003, Reliant paid the $10.0 million to Novartis.

Reliant Pharmaceuticals, LLC

Notes to Financial Statements (continued)

20.     Events Subsequent to December 31, 2002 (continued)

Axid® Letter Agreement

On January 31, 2003, Reliant and Lilly agreed to certain modifications of the then existing Axid® agreements. For Reliant, these modifications resulted in the following: (i) a purchase commitment for an additional $10.3 million of Axid® trade product, (ii) extended payment terms on the purchase of the $26.6 million of trade product through December 15, 2004 ($16.3 million was accrued as of December 31, 2002 and the remaining $10.3 million is the new inventory purchase commitment), (iii) the acquisition of the NDA for Axid® (subject to receipt by Lilly of certain payments which are scheduled to be completed in December 2004), (iv) a reduction in the royalty rate on the first $100.0 million in cumulative net sales of Axid® new formulations and (v) an additional guaranteed royalty of $3.2 million in respect of Axid® new formulations. As a result of executing this agreement, the Company will incur a charge in January 2003 in the amount of $7.1 million for the portion of the inventory purchase commitments for which there is no projected demand as well as the additional guaranteed royalty.

SCHEDULE II

RELIANT PHARMACEUTICALS, LLC

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	II-2

FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2001 and 2000	II-3

Statements of Operations for the Years Ended December 31, 2001 and 2000 and the Period from Inception (August 31, 1999) to December 31, 1999	II-4

Statements of Changes In Members’ (Deficit) Capital for the Years Ended December 31, 2001 and 2000 and the Period from Inception (August 31, 1999) to December 31, 1999	II-5

Statements of Changes In Members’ (Deficit) Capital (continued) for the Years Ended December 31, 2001 and 2000 and the Period from Inception (August 31, 1999) to December 31, 1999	II-6

Statement of Cash Flows for the Years Ended December 31, 2001 and 2000 and the Period from Inception (August 31, 1999) to December 31, 1999	II-7

NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000	II-8

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

/s/ ARTHUR ANDERSEN LLP

Roseland, New Jersey

February 15, 2002

      This is a hard copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in the annual report on Form 10-K.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     (a)  Directors. The information with respect to directors required by this item is (i) set forth in Part I of this Report and (ii) incorporated herein by reference to our Proxy Statement for our annual shareholders’ meeting (the “2003 Proxy Statement”).

     (b)  Executive Officers. The information with respect to executive officers required by this item is (i) set forth in Part I of this Report and (ii) incorporated herein by reference to the 2003 Proxy Statement.

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to the 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the 2003 Proxy Statement.

Item 14. Controls and Procedures

     As of June 23, 2003, the chief executive officer and chief financial officer evaluated Alkermes’ controls and procedures related to its reporting and disclosing obligations. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to Alkermes, including its consolidated subsidiaries, is made known to these officers by other employees of Alkermes and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

     There have been no significant changes in Alkermes’ internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as part of the Report:

(1)	Consolidated Financial Statements of the Registrant and Independent Auditors’ Report thereon:

Consolidated Balance Sheets, March 31, 2003 and 2002.

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended March 31, 2003, 2002 and 2001.

Consolidated Statements of Shareholders’ (Deficit) Equity for the Years Ended March 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules:

I Financial Statements of Reliant Pharmaceuticals, LLC (financial statements required by Regulation S-X).

II Financial Statements of Reliant Pharmaceuticals, LLC (financial statements required by Regulation S-X).

Schedules other than that listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

3.1(a)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2002.)

3.2	Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

4.1	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)

4.2	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)

4.3	Specimen of 2002 Preferred Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on December 13, 2002.)

4.4	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (3.75% Subordinated Notes) (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended (File No. 333-31354).)

4.5	Form of Indenture between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (6.52% Senior Notes) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Forms S-1, as amended (File No. 333-101464).)

4.6	Rights Agreement, dated as of February 7, 2003, as amended, between Alkermes, Inc. and EquiServe Trust Co., N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)

10.1	Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant’s Registration Statement on Form S-8 (File No. 33-44752).)+

10.2	Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)+

10.3	1991 Restricted Common Stock Award Plan. (Incorporated by reference to Exhibit 4.2(a) to the Registrant’s Registration Statement on Form S-8 (File No. 33-58330).)+

10.4	1992 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 33-54932).)+

10.5	Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)+

10.6	Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)+

10.7	1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.)

10.8	2002 Restricted Stock Award Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.)+

10.9	Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.10	Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.11	Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997.)

10.11(a)	First Amendment of Lease, dated June 9, 1997, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997.)

10.12	Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.12(a)	Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992. (Incorporated by reference to Exhibit 10.22(a) to the Registrant’s Registration Statement on Form S-4, as amended (File No. 33-54932).)

10.12(b)	Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993. (Incorporated by reference to Exhibit 10.22(b) to the Registrant’s Registration Statement on Form S-3, as amended (File No. 33-64964).)

10.13	License Agreement, dated as of April 14, 1999, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)*

10.14	Manufacture and Supply Agreement, entered into April 5, 2001, by and between Alkermes, Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)**

10.15	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (U.S.) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)***

10.16	License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except U.S.) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated

by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)***

10.17	Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10.17(a)	Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10.17(b)	Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10.18	Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc., as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)*

10.19	Letter Agreement, dated September 27, 1996, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutic Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.19(a)	Second Loan Supplement and Modification Agreement, dated as of March 19, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.29(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)

10.19(b)	Third Loan Supplement and Modification Agreement, dated as of September 24, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.20	Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutic Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.21	Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.22	Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.23	Environmental Indemnity Agreement, dated as of September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.24	Promissory Note, dated March 19, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)

10.25	Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($11,000,000). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.26	Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($9,000,000). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.27	Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)+

10.28	Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.29	Change in Control Employment Agreement, of various dates, between Alkermes, Inc. and each of James M. Frates, Michael J. Landine, David A. Broecker and Kathryn Biberstein. (Form of agreement incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.30	Employment Agreement, dated December 22, 2000 by and between David A. Broecker and the Registrant. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)+

10.31	Employment Agreement, dated January 8, 2003, by and between Kathryn L. Biberstein and the Registrant.+

10.32	Stock Purchase Agreement, dated December 13, 2002, between Alkermes and Eli Lilly and Company. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 16, 2002.)

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche, LLP.

23.2	Consent of Ernst & Young LLP.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

**	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 27, 2001. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

§	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 16, 2002. Such provisions have been separately filed with the Commission.

+	Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.

(b)	Since the beginning of the quarter ended March 31, 2002, the Registrant filed or furnished Current Reports on Form 8-K as follows:

Date of 8-K Current Report	Item No.	Filed or Furnished

December 21, 2002	5	Filed
February 7, 2003	5	Filed
February 7, 2003	5	Filed
April 29, 2003	5	Filed
May 29, 2003	9, 12	Furnished

UNDERTAKING

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant’s Registration Statements on Form S-8, Nos. 333-72988, 333-89573, 333-89575, 333-48768, 333-48772, 333-71011, 333-50357, 333-13283, 33-97468, 33-58330 and 33-44752 and on Form S-3, No. 333-75649.

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

ALKERMES, INC.

June 27, 2003	By:	/s/ Richard F. Pops

Richard F. Pops Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Each person whose signature appears below in so signing also makes, constitutes and appoints Richard F. Pops and James M. Frates, and each of them, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Form 10-K, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Michael A. Wall Michael A. Wall	Director and Chairman of the Board	June 27, 2003

/s/ Richard F. Pops Richard F. Pops	Director and Chief Executive Officer (Principal Executive Officer)	June 27, 2003

/s/ James M. Frates James M. Frates	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 27, 2003

/s/ Floyd E. Bloom Floyd E. Bloom	Director	June 27, 2003

/s/ Robert A. Breyer Robert A. Breyer	Director	June 27, 2003

/s/ John K. Clarke John K. Clarke	Director	June 27, 2003

/s/ Gerri Henwood Gerri Henwood	Director	June 27, 2003

/s/ Paul J. Mitchell Paul J. Mitchell	Director	June 27, 2003

/s/ Alexander Rich Alexander Rich	Director	June 27, 2003

/s/ Paul Schimmel Paul Schimmel	Director	June 27, 2003

CERTIFICATIONS

I, Richard F. Pops, certify that:

1.	I have reviewed this annual report on Form 10-K of Alkermes, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003	/s/ Richard F. Pops

Richard F. Pops Chief Executive Officer

CERTIFICATIONS

I, James M. Frates, certify that:

1.	I have reviewed this annual report on Form 10-K of Alkermes, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003	/s/ James M. Frates

James M. Frates Chief Financial Officer

Exhibit Index

Exhibit No.

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

3.1(a)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2002.)

3.2	Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

4.1	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)

4.2	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)

4.3	Specimen of 2002 Preferred Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on December 13, 2002.)

4.4	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (3.75% Subordinated Notes) (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended (File No. 333-31354).)

4.5	Form of Indenture between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (6.52% Senior Notes) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Forms S-1, as amended (File No. 333-101464).)

4.6	Rights Agreement, dated as of February 7, 2003, as amended, between Alkermes, Inc. and EquiServe Trust Co., N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)

10.1	Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant’s Registration Statement on Form S-8 (File No. 33-44752).)+

10.2	Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)+

10.3	1991 Restricted Common Stock Award Plan. (Incorporated by reference to Exhibit 4.2(a) to the Registrant’s Registration Statement on Form S-8 (File No. 33-58330).)+

10.4	1992 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 33-54932).)+

10.5	Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)+

10.6	Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)+

10.7	1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.)

10.8	2002 Restricted Stock Award Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.)+

10.9	Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.10	Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.11	Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997.)

10.11(a)	First Amendment of Lease, dated June 9, 1997, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997.)

10.12	Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of February 7, 1992. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.12(a)	Amendment No. 1 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of September 29, 1992. (Incorporated by reference to Exhibit 10.22(a) to the Registrant’s Registration Statement on Form S-4, as amended (File No. 33-54932).)

10.12(b)	Amendment No. 2 to Alkermes Clinical Partners, L.P. Agreement of Limited Partnership, dated as of March 30, 1993. (Incorporated by reference to Exhibit

10.22(b) to the Registrant’s Registration Statement on Form S-3, as amended (File No. 33-64964).)

10.13	License Agreement, dated as of April 14, 1999, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)*

10.14	Manufacture and Supply Agreement, entered into April 5, 2001, by and between Alkermes, Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)**

10.15	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (U.S.) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)***

10.16	License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except U.S.) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996.)***

10.17	Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10.17(a)	Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10.17(b)	Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10.18	Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc., as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)*

10.19	Letter Agreement, dated September 27, 1996, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutic Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.19(a)	Second Loan Supplement and Modification Agreement, dated as of March 19, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes

Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.29(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)

10.19(b)	Third Loan Supplement and Modification Agreement, dated as of September 24, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.20	Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutic Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.21	Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.22	Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.23	Environmental Indemnity Agreement, dated as of September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996.)

10.24	Promissory Note, dated March 19, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998.)

10.25	Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($11,000,000). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.26	Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($9,000,000). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998.)

10.27	Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)+

10.28	Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.29	Change in Control Employment Agreement, of various dates, between Alkermes, Inc. and each of James M. Frates, Michael J. Landine, David A. Broecker and Kathryn Biberstein. (Form of agreement incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.30	Employment Agreement, dated December 22, 2000 by and between David A. Broecker and the Registrant. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)+

10.31	Employment Agreement, dated January 8, 2003, by and between Kathryn L. Biberstein and the Registrant.+

10.32	Stock Purchase Agreement, dated December 13, 2002, between Alkermes and Eli Lilly and Company. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 16, 2002.)

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche, LLP.

23.2	Consent of Ernst & Young LLP.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

**	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 27, 2001. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

§	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 16, 2002. Such provisions have been separately filed with the Commission.

+	Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 14(c) of Form 10-K.