Form 10-Q
period 2003-06-30
ALKERMES INC
filed 2003-08-13
CIK 874663

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      ☒     No      ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 8, 2003

Common Stock, par value $.01	88,884,694
Non-Voting Common Stock, par value $.01	382,632

(1)

ALKERMES, INC. AND SUBSIDIARIES

INDEX

		Page No.

PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Condensed Consolidated Balance Sheets — June 30, 2003 and March 31, 2003	3
	Condensed Consolidated Statements of Operations — Three months ended June 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows — Three months ended June 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of	13
	Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
PART II — OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	26
Item 6.	Exhibits and Reports on Form 8-K	26
SIGNATURES		28
EXHIBIT INDEX		29

(2)

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$39,432,369	$72,478,675
Short-term investments	65,247,112	63,615,497
Receivables from collaborative arrangements	3,150,319	7,300,923
Prepaid expenses and other current assets	2,140,671	2,166,238
Inventory	3,431,100	2,576,082

Total current assets	113,401,571	148,137,415

Property, Plant and Equipment:
Land	235,000	235,000
Building	15,505,909	5,093,815
Furniture, fixtures and equipment	61,455,827	56,005,820
Leasehold improvements	31,762,505	31,603,290
Construction in progress	29,010,861	39,500,993

	137,970,102	132,438,918
Less accumulated depreciation and amortization	(43,220,406)	(40,964,851)

	94,749,696	91,474,067

Investments	8,950,042	8,945,908

Other Assets	9,211,386	7,141,780

Total Assets	$226,312,695	$255,699,170

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$14,535,837	$14,252,083
Accrued interest	481,058	2,901,984
Accrued restructuring costs	3,001,341	3,537,010
Deferred revenue	14,600,956	12,253,338
Derivative liability related to convertible senior subordinated notes	17,064,437	13,300,000
Long-term obligations — current portion	6,825,000	7,800,000

Total current liabilities	56,508,629	54,044,415

Deferred Revenue	6,741,426	10,114,032

Convertible Senior Subordinated Notes	166,130,997	165,910,429

Convertible Subordinated Notes	676,000	676,000

Convertible Preferred Stock, par value $.01 per share: authorized and issued, 3,000 shares at June 30, 2003 and March 31, 2003, respectively (at liquidation preference)	30,000,000	30,000,000

Shareholders’ Deficit:
Capital stock, par value $.01 per share: authorized, 4,550,000 shares; none issued; includes 2,997,000 shares of preferred stock
Common stock, par value $.01 per share: authorized, 160,000,000 shares; issued, 64,776,830 and 64,692,848 shares at June 30, 2003 and March 31, 2003, respectively	647,769	646,929
Non-voting common stock, par value $.01 per share: authorized, 450,000 shares; issued, 382,632 at June 30, 2003 and March 31, 2003	3,826	3,826
Additional paid-in capital	447,663,033	447,103,721
Deferred compensation	(1,304,109)	(1,864,281)
Accumulated other comprehensive income (loss)	580,292	(173,104)
Accumulated deficit	(481,335,168)	(450,762,797)

Total shareholders’ deficit	(33,744,357)	(5,045,706)

Total Liabilities and Shareholders’ Deficit	$226,312,695	$255,699,170

See notes to condensed consolidated financial statements.

(3)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2003	2002

Revenues:
Manufacturing and royalty revenues	$1,544,754	$—
Research and development revenue under collaborative arrangements	2,756,706	10,291,391

Total revenues	4,301,460	10,291,391

Expenses:
Cost of goods manufactured	2,560,670	—
Research and development	21,672,964	24,599,673
General and administrative	5,780,598	6,016,040

Total expenses	30,014,232	30,615,713

Net operating loss	(25,712,772)	(20,324,322)

Other income (expense):
Interest income	975,161	1,365,936
Other income, net	1,409,478	—
Derivative loss related to convertible senior subordinated notes	(3,764,437)	—
Interest expense	(3,479,801)	(2,081,134)

Total other (expense) income	(4,859,599)	(715,198)

Equity in losses of Reliant Pharmaceuticals, LLC	—	(24,212,900)

Net loss	($30,572,371)	($45,252,420)

Basic and diluted loss per common share	($0.47)	($0.70)

Weighted average number of common shares outstanding	64,736,097	64,260,903

See notes to condensed consolidated financial statements.

(4)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2003	2002

Cash flows from operating activities:
Net loss	($30,572,371)	($45,252,420)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,426,522	2,315,760
Other noncash charges	1,046,228	755,275
Equity in losses of Reliant Pharmaceuticals, LLC	—	24,212,900
Other noncash income	(1,409,478)	—
Derivative loss related to convertible senior subordinated notes	3,764,437	—
Changes in assets and liabilities:
Receivables from collaborative arrangements	4,150,604	(462,201)
Prepaid expenses and other current assets	(829,988)	(400,779)
Accounts payable, accrued expenses and accrued interest	(2,127,162)	3,823,187
Accrued restructuring costs	(535,669)	—
Deferred revenue	(1,024,988)	(276,341)

Net cash used by operating activities	(25,111,865)	(15,284,619)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,531,184)	(16,626,892)
Purchases of available-for-sale short-term investments	(39,514,266)	(35,290,276)
Sales of available-for-sale short-term investments	37,797,890	71,241,888
Increase in other assets	(150,022)	—

Net cash (used by) provided by investing activities	(7,397,582)	19,324,720

Cash flows from financing activities:
Proceeds from issuance of common stock	455,591	480,681
Payment of long-term obligations	(975,000)	(1,100,000)
Repayment of loan	—	(10,000,000)

Net cash used by financing activities	(519,409)	(10,619,319)

Effect of exchange rate changes on cash	(17,450)	44,939

Net decrease in cash and cash equivalents	(33,046,306)	(6,534,279)
Cash and cash equivalents, beginning of period	72,478,675	16,023,074

Cash and cash equivalents, end of period	$39,432,369	$9,488,795

Supplementary information:
Cash paid for interest	$5,418,375	$213,428

Cash paid for income taxes	$37,534	$—

Conversion of 6.52% Convertible Senior Subordinated Notes into common stock	$100,861	$—

See notes to condensed consolidated financial statements.

(5)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements of Alkermes, Inc. (the “Company”) for the three months ended June 30, 2003 and 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. Such adjustments, consisting of normal recurring items, included approximately $3.8 million in non-recurring expenses in the three months ended June 30, 2003 related to the embedded derivative in the Company’s 6.52% Convertible Senior Subordinated Notes due December 31, 2009 (the “6.52% Senior Notes”). These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended March 31, 2003, 2002 and 2001, which are contained in Company’s Annual Report for the year ended March 31, 2003 filed on Form 10-K. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. (“AIR®”), Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II (“ADC II”), wholly owned subsidiaries of the Company.

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

2. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the shareholders’ equity of the Company that are excluded from net loss. Specifically, other comprehensive income (loss) includes unrealized holding gains and losses on the Company’s “available-for-sale” securities and changes in cumulative foreign currency translation adjustments.

(6)

2. COMPREHENSIVE LOSS (Continued)

Comprehensive loss for the three months ended June 30, 2003 and 2002 is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30, 2003	June 30, 2002

Net loss	$(30,572,371)	$(45,252,420)
Foreign currency translation adjustments	(7,977)	49,908
Unrealized gain (loss) on marketable securities	761,373	(977,251)

Comprehensive loss	$(29,818,975)	$(46,179,763)

3. NET LOSS PER SHARE

Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the period. Basic net loss per share excludes any dilutive effect from stock options and awards, convertible preferred stock, convertible senior subordinated notes and convertible subordinated notes. Certain common shares potentially issuable were not included in the computation of diluted net loss per share for the three months ended June 30, 2003 and 2002 because they would have an antidilutive effect due to net losses for such periods.

Common shares potentially issuable but excluded from the calculation of net loss per share consist of the following as of June 30:

	2003	2002

Stock options and awards	14,618,925	11,368,201
Shares issuable on conversion of 3.75% Convertible Subordinated Notes	9,978	2,952,030
Shares issuable on conversion of 6.52% Convertible Senior Subordinated Notes	22,713,226	—
Shares issuable on conversion of Convertible Preferred Stock	2,824,859	—

	40,166,988	14,320,231

(7)

4. INVENTORY

Inventory is stated at the lower of cost or market and consists of currently marketed products. Cost is determined in a manner that approximates the first-in, first-out method. Inventory consists of the following at June 30, 2003 and March 31, 2003:

	June 30,	March 31,
	2003	2003

Raw materials	$675,705	$620,653
Work in process	1,900,368	1,955,429
Finished goods	855,027	—

	$3,431,100	$2,576,082

5. DERIVATIVES

The Company has recorded a derivative liability related to the 6.52% Senior Notes. Pursuant to the terms of the 6.52% Senior Notes, the Company will pay additional interest equal to two full years of interest on the 6.52% Senior Notes (the “Two-Year Interest Make-Whole”) if the 6.52% Senior Notes are automatically converted on or prior to December 30, 2004 or if the holders voluntarily convert prior to December 30, 2004. The Two-Year Interest Make-Whole represents an embedded derivative which is required to be accounted for apart from the underlying 6.52% Senior Notes. On June 18, 2003, the Company announced that it exercised its automatic conversion right for the 6.52% Senior Notes. The embedded derivative was adjusted to the value of the remaining balance of the Two-Year Interest Make-Whole payment, or approximately $17.1 million, at June 30, 2003 and is accounted for as a liability on the consolidated balance sheets. A $3.8 million noncash charge to “Derivative loss related to convertible senior subordinated notes” has been recorded in the consolidated statements of operations in the quarter ended June 30, 2003 to account for the increase of this derivative liability. On July 18, 2003, upon conversion of the then outstanding 6.52% Senior Notes and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and the balance was reduced to zero.

The Company has recorded a gain of approximately $1.4 million in other income in the consolidated statements of operations in connection with the changes in the fair value of warrants held by the Company in connection with licensing arrangements. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

6.     INVESTMENT IN RELIANT PHARMACEUTICALS, LLC

In December 2001, the Company purchased approximately 63% of an offering by Reliant of its Series C Convertible Preferred Units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100,000,000. The investment has been accounted for under the equity method of accounting because Reliant is organized as a limited liability company, which is

(8)

6. INVESTMENT IN RELIANT PHARMACEUTICALS, LLC (Continued)

treated in a manner similar to a partnership. Because, at the time of the Company’s investment, Reliant had an accumulated deficit from operations and a deficit in members’ capital, under applicable accounting rules, the Company’s share of Reliant’s losses from the date of the Company’s investment has been recognized in proportion to the Company’s percentage participation in the Series C financing, and not in proportion to the Company’s percentage ownership interest in Reliant. The Company recorded its equity in the income or losses of Reliant three months in arrears. For the three months ended June 30, 2003 and 2002, this charge amounted to $0 and approximately $24,213,000, respectively, and is recorded in the Company’s consolidated statements of operations under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.”

Reliant is a privately held company over which the Company does not exercise control and the Company has relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to the Company to calculate the Company’s share of Reliant’s losses. The Company’s $100,000,000 investment was reduced to $0 during the fiscal year ended March 31, 2003. Since the Company has no further funding commitments to Reliant, it will not record any further share of losses of Reliant in its consolidated statements of operations. To the extent Reliant has net income in the future, the Company would record its proportional share of Reliant’s net income.

Summarized unaudited financial information of Reliant for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2003	March 31, 2002

Revenues	$47,476	$58,609
Costs and expenses	59,070	88,461
Net Loss	(12,475)	(29,644)

7. RESTRUCTURING OF OPERATIONS

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

In connection with the restructuring program, the Company recorded charges of approximately $6,500,000 in the consolidated statements of operations and comprehensive loss for the year ended March 31, 2003, which consisted of approximately $1,500,000 in employee separation costs, including severance and related benefits, and approximately $5,000,000 in facility consolidation and

(9)

7. RESTRUCTURING OF OPERATIONS (Continued)

closure costs, including significant estimates relating to a lease cancellation fee, the length of time it will take to sublease certain of the Company’s facilities and the lease rates at which the Company may negotiate sublease agreements with third parties. As of June 30, 2003, the Company had paid an aggregate of approximately $1,500,000 in employee separation costs and $2,000,000 in facility closure costs under the restructuring program.

The amounts in the accrual are expected to be paid through fiscal 2006. Pursuant to the restructuring plan, the following charges and payments have been recorded during the three months ended June 2003:

				Balance,
	Balance,	Charge for	Payments for	June 30,
Type of Liability	April 1, 2003	the Period	the Period	2003

Employee separation costs	$16,547	$—	$(1,000)	$15,547
Facility closure costs	3,520,463	—	(534,669)	2,985,794

Total	$3,537,010	$—	$(535,669)	$3,001,341

The Company substantially completed its restructuring program during fiscal 2003. However, the Company’s remaining restructuring accrual is an estimate of costs associated with leases of closed facilities and may require adjustment in the future.

8. STOCK BASED COMPENSATION

The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options and awards to employees. The Company accounts for stock options and awards to nonemployees using the fair-value method.

Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the grant date. Under the fair-value method, compensation associated with stock awards to nonemployees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for nonemployee awards is generally the date performance of certain services is complete. Pro forma information regarding net loss and basic and diluted loss per common share for the three months ended June 30, 2003 and 2002 has been determined as if the Company had accounted for its employee stock options under the fair-value method. The resulting effect on pro forma net loss and basic and diluted loss per common share is not necessarily likely to be representative of the effects on net loss and basic and diluted loss per common share on a pro forma basis in future years, as options vest over several years and the Company expects to grant varying levels of stock options in future periods at exercise prices equal to the fair market value of the Company’s common stock at the date of grant, which can fluctuate significantly.

(10)

8. STOCK BASED COMPENSATION (Continued)

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates of 2.46% and 3.07% for the three months ended June 30, 2003 and 2002, respectively; dividend yields of 0% for the three months ended June 30, 2003 and 2002; volatility factors for the expected market price of the Company’s common stock of 73% and 74% for the three months ended June 30, 2003 and 2002, respectively; and a weighted average expected life of four years in the three months ended June 30, 2003 and 2002. Using the Black-Scholes option-pricing model, the weighted average fair value of options granted in the three months ended June 30, 2003 and 2002 was $5.48 and $10.14, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the vesting period of the option.

Pro forma information for the three months ended June 30, 2003 and 2002 is as follows:

	2003	2002

Net loss — as reported	$(30,572,371)	$(45,252,420)
Add: Stock-based compensation as reported in the consolidated statements of operations and comprehensive loss	563,872	521,138
Deduct: Total stock-based employee compensation expense determined under fair-value method for all options and awards	(5,019,799)	(8,349,953)

Pro forma net loss	$(35,028,298)	$(53,081,235)

Basic and diluted loss per common share — as reported	$(0.47)	$(0.70)

Basic and diluted loss per common share — pro forma	$(0.54)	$(0.83)

9. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2000, the Emerging Issues Task Force (“EITF”) released EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” for comment which addresses revenue recognition for arrangements with multiple deliverables. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s financial position and results of operations.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim

(11)

9. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of FASB 150 is not expected to have a material impact on the Company’s financial position and results of operations.

10. SUBSEQUENT EVENT

On June 18, 2003, the Company announced that it had exercised its right to automatically convert all of its outstanding 6.52% Senior Notes into shares of the Company’s common stock, par value $0.01 per share. The Company set the automatic conversion date at July 18, 2003. The Company had the right to elect to automatically convert the 6.52% Senior Notes because the closing price of the Company’s common stock exceeded 150% of the conversion price of the 6.52% Senior Notes ($7.682) for 20 trading days during the 30-day trading period that ended on June 18, 2003.

Prior to June 30, 2003, certain holders of the 6.52% Senior Notes elected to convert $106,000 principal amount of the 6.52% Senior Notes into 13,798 shares of the Company’s common stock at the ratio of 130.1744 shares of the Company’s common stock per $1,000 principal amount of the 6.52% Senior Notes. Pursuant to the terms of the 6.52% Senior Notes, the Company also made a cash payment of approximately $14,000 to satisfy the Two-Year Interest Make-Whole payment.

During July 2003, $150,707,000 principal amount of 6.52% Senior Notes were exchanged for shares of the Company’s common stock. The Company issued an aggregate of 20,934,514 shares of common stock in exchange for such 6.52% Senior Notes, reflecting the value of both principal and interest.

On July 18, 2003, upon conversion of the remaining $23,776,000 principal amount of the 6.52% Senior Notes, the Company issued an aggregate of 3,095,017 shares of common stock and paid an aggregate of approximately $2,300,000 in cash to satisfy the Two-Year Interest Make-Whole payment. The Company converted each $1,000 principal amount of such 6.52% Senior Notes into 130.1744 shares of common stock and paid the holder thereof an interest payment of $97.80 in cash, representing the remaining 1.5 years of interest due on the 6.52% Senior Notes.

(12)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we” or “our”), a Pennsylvania corporation organized in 1987, is an emerging pharmaceutical company developing products based on applying our proprietary drug delivery technologies to enhance therapeutic outcomes. Our areas of focus include: controlled, extended-release of injectable drugs using our ProLease® and Medisorb® delivery systems and the development of inhaled pharmaceuticals based on our proprietary Advanced Inhalation Research, Inc. (“AIR®”) pulmonary delivery system. Our business strategy is two-fold. We partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. We have a pipeline of products in various stages of development and two marketed products, Risperdal Consta™ and Nutropin Depot®. In addition to our Cambridge, Massachusetts corporate headquarters, research and manufacturing facilities, we operate research and manufacturing facilities in Ohio. Since our inception in 1987, we have devoted a significant portion of our resources to research and development programs and the purchase of property, plant and equipment. At June 30, 2003, we had an accumulated deficit of $481.3 million. We expect to incur substantial additional operating losses over the next few years.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our development and manufacturing activities and our results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others: (i) whether additional regulatory approvals will be received for Risperdal Consta, particularly in the U.S. after Johnson & Johnson Pharmaceutical Research and Development, LLC (“J&J PRD”) received a non-approvable letter for Risperdal Consta from the FDA; (ii) whether additional commercial launches of Risperdal Consta in countries where it has been or may be approved

(13)

occur in a timely or successful manner; (iii) Nutropin Depot, Risperdal Consta and our product candidates (including our proprietary product candidate, Vivitrex®), if approved for marketing, may not produce significant revenues and we rely on our partners to determine the regulatory and marketing strategies for Risperdal Consta and Nutropin Depot; (iv) Nutropin Depot, Risperdal Consta and our product candidates (including our proprietary product candidate, Vivitrex), when in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (v) we may enter into a collaboration with a third party to market or fund a proprietary product candidate and the terms of such a collaboration may not meet our expectations; (vi) our delivery technologies or product development efforts may not produce safe, efficacious or commercially viable products; (vii) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (viii) we may be unable to manufacture our first products, Nutropin Depot and Risperdal Consta, or to manufacture or scale-up our future products, on a commercial scale or economically; (ix) unexpected events could interrupt manufacturing operations at our Risperdal Consta and Nutropin Depot facilities, which are, in each case, the sole source of supply for these products; (x) after the completion of clinical trials and the submission to the FDA of a New Drug Application (“NDA”) for marketing approval and to other health authorities as a marketing authorization application, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays, or such authorities could refuse to approve the product at all; (xi) clinical trials are a time-consuming and expensive process; (xii) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (xiii) we may not recoup any of our $100 million investment in Reliant Pharmaceuticals, LLC (“Reliant”); (xiv) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xv) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xvi) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xvii) we may need to spend substantial funds to become profitable and will, therefore, continue to incur losses for the foreseeable future; and (xviii) we will need to raise substantial additional funding to continue research and development programs and clinical trials and could incur difficulties or setbacks in raising such funds.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements on Form 10-K for the year ended March 31, 2003, we believe the following accounting policies to be important to the portrayal of our financial condition and results of operations and can require estimates from time to time.

Revenue Recognition - Manufacturing and royalty revenues consist of revenue earned under certain manufacturing and supply and license agreements for our two commercial products, Risperdal Consta and Nutropin Depot. Manufacturing revenues are earned when product is shipped to our collaborative partners. Royalty revenues are earned on product sales made by our

(14)

collaborative partners and are recorded in the period the product is sold by our collaborative partners. Manufacturing revenues recognized by us are based on information supplied to us by our collaborative partners and may require estimates to be made.

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

Equity Method Investment in Reliant - In December 2001, we purchased 63% of an offering by Reliant of its Series C Convertible Preferred Units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100 million. The investment has been accounted for under the equity method of accounting because Reliant is organized as a limited liability company, which is treated in a manner similar to a partnership. Because, at the time of our investment, Reliant had an accumulated deficit from operations and a deficit in members capital, under applicable accounting rules, our share of Reliant’s losses from the date of our investment has been recognized in proportion to our percentage participation in the Series C financing, and not in proportion to our percentage ownership interest in Reliant. We recorded our equity in the income or losses of Reliant three months in arrears. For the three months ended June 30, 2003 and 2002, this charge amounted to $0 and $24.2 million, respectively, and is recorded in our consolidated statements of operations under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.” The Company’s $100 million investment was reduced to $0 during the fiscal year ended March 31, 2003. Since we have no further funding commitments to Reliant, we will not record any further share of losses in Reliant in our consolidated statement of operations. To the extent Reliant has net income in the future, we would record our proportional share of Reliant’s net income. Reliant is a privately held company over which we do not exercise control and we have relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to us to calculate our share of Reliant’s losses.

Embedded Derivative - We exchanged our 3.75% Convertible Subordinated Notes due 2007 (the “3.75% Subordinated Notes”) and offered for sale new 6.52% Convertible Senior Subordinated Notes due December 31, 2009 (the “6.52% Senior Notes”) to existing holders in December 2002. The 6.52% Senior Notes are automatically convertible by us if the closing price of our common stock has exceeded $11.523 for at least 20 trading days during any 30-day trading period. If the automatic conversion occurs on or prior to December 30, 2004 or if the holders voluntarily convert prior to December 30, 2004, the Company will pay additional interest equal to two full years of interest on the 6.52% Senior Notes (the “Two-Year Interest Make-Whole”), less any interest paid or provided for on the 6.52% Senior Notes prior to conversion. The Two-Year Interest Make-Whole represents an embedded derivative which is required to be accounted

(15)

for apart from the underlying 6.52% Senior Notes. On June 18, 2003, we announced that we exercised our automatic conversion right for the 6.52% Senior Notes. The embedded derivative was adjusted to the value of the remaining balance of the Two-Year Interest Make-Whole payment, or approximately $17.1 million, at June 30, 2003 and is accounted for as a liability on the consolidated balance sheets. A $3.8 million noncash charge to “Derivative loss related to convertible senior subordinated notes” has been recorded in the consolidated statements of operations in the quarter ended June 30, 2003 to account for the increase of this derivative liability. On July 18, 2003, upon conversion of the then outstanding 6.52% Senior Notes and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and the balance was reduced to zero.

Cost of Goods Manufactured - Our cost of goods manufactured includes estimates made with respect to allocations of salaries and related benefits, occupancy costs, depreciation expense and other allocable costs directly related to our manufacturing activities. Costs of goods manufactured are incurred in connection with the manufacture of Risperdal Consta and Nutropin Depot.

Research and Development Expenses - Our research and development expenses include salaries and related benefits, laboratory supplies, temporary help costs, external research costs, consulting costs, occupancy costs, depreciation expense and other allocable costs directly related to our research and development activities. Research and development expenses are incurred in conjunction with the development of our technologies, proprietary product candidates, collaborators’ product candidates and in-licensing arrangements. External research costs relate to toxicology studies, pharmacokinetic studies and clinical trials that are performed for us under contract by external companies, hospitals or medical centers. All such costs are charged to research and development expenses as incurred.

Results of Operations

The net loss provided in accordance with accounting principles generally accepted in the U.S. (known as “GAAP”) for the three months ended June 30, 2003 was $30.6 million or $0.47 per share as compared to a net loss of $45.3 million or $0.70 per share in the same period of the prior year. Included in the net loss for the three months ended June 30, 2002 is a $24.2 million noncash charge related to the equity investment we made in Reliant in December 2001. Our investment in Reliant has been reduced to zero, and since no further funding commitments exist to Reliant, we have not recorded any share of Reliant’s losses in the current quarter.

Total manufacturing and royalty revenues were $1.5 million for the three months ended June 30, 2003, including $1.1 million of manufacturing and royalty revenues for Risperdal Consta. During the quarter, we conducted our semi-annual shutdown of the Risperdal Consta facility in Ohio. In July 2003, we resumed manufacturing and began multi-shift operations at this facility in anticipation of approval of Risperdal Consta in the U.S. Alkermes developed the delivery technology for Risperdal Consta, which is an injectable, long-acting formulation of Risperdal®, a Janssen Pharmaceutica, Inc. (“Janssen”) drug. Johnson & Johnson has filed for approval of Risperdal Consta around the world. To date the product has been approved for sale in 35 countries. Janssen-Cilag, a wholly owned subsidiary of Johnson & Johnson, is currently marketing Risperdal Consta in Australia, Austria, Denmark, Finland, Germany, Ireland, Israel, Korea, Mexico, The Netherlands, New Zealand, Norway, Spain, Switzerland, and the United Kingdom. The product is approved, but has not yet been launched, in Argentina, Bahrain, Belgium, Bulgaria, Colombia, the Czech Republic, Estonia, Hong Kong, Hungary, Iceland,

(16)

Kuwait, Latvia, Lithuania, Philippines, Portugal, Singapore, Slovenia, Thailand, Trinidad/Tobego and Uruguay.

Our research and development revenue under collaborative arrangements was $2.8 million and $10.3 million for the three months ended June 30, 2003 and 2002, respectively. The decrease in such revenue was primarily the result of the restructuring of our AIR insulin and AIR hGH programs with Eli Lilly and Company (“Lilly”), changes in our partners, as well as changes in the stage of several other collaborative programs. Beginning January 1, 2003, we no longer record research and development revenue for work performed on the Lilly programs but instead use the proceeds from Lilly’s purchase of $30 million of our convertible preferred stock in December 2002 to pay for development costs into calendar year 2004. Also, in December 2002, the royalty payable to us based on revenues of potential inhaled insulin products was increased. Lilly has the right to return the convertible Preferred Stock to us in exchange for a reduction in this royalty rate.

For the three months ended June 30, 2003, the cost of goods manufactured was $2.6 million consisting of approximately $1.4 million for Risperdal Consta and approximately $1.2 million for Nutropin Depot.

Research and development expenses were $21.7 million for the three months ended June 30, 2003 compared to $24.6 million for the three months ended June 30, 2002. The decrease in research and development expenses for three months ended June 30, 2003 as compared to the three months ended June 30, 2002 is primarily because we now separately report the cost of goods manufactured for our commercial products, Risperdal Consta and Nutropin Depot. The decrease in research and development expenses for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was partially offset by an increase in occupancy costs and depreciation expense related to the expansion of our facilities in both Massachusetts and Ohio. We expect an increase in research and development costs in fiscal 2004 resulting from the continuing development of our proprietary product candidates and our collaborators’ product candidates.

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

(17)

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

(2)  Approved for sale in 35 countries. Marketed in Australia, Austria, Denmark, Finland, Germany, Ireland, Israel, Korea, Mexico, The Netherlands, New Zealand, Norway, Spain, Switzerland and the United Kingdom. Janssen has also received marketing approval but has not yet launched in Argentina, Bahrain, Belgium, Bulgaria, Colombia, the Czech Republic, Estonia, Hong Kong, Hungary, Iceland, Kuwait, Latvia, Lithuania, Philippines, Portugal, Singapore, Slovenia, Thailand, Trinidad/Tobego and Uruguay. Received a non-approvable letter from the U.S. FDA. See “Results of Operations — Risperdal Consta” in our Annual Report on Form 10-K for further information on the status of Risperdal Consta in the U.S.

General and administrative expenses were $5.8 million for the three months ended June 30, 2003 as compared to $6.0 million for the comparative period of the prior year. The decrease for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was primarily the result of a decrease in consulting costs. The decrease in general and administrative expenses was partially offset by an increase in personnel costs and insurance costs.

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

(18)

In connection with the restructuring program, we recorded charges of approximately $6.5 million in the consolidated statements of operations and comprehensive loss for the year ended March 31, 2003, which consisted of approximately $1.5 million in employee separation costs, including severance and related benefits, and approximately $5.0 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee, the length of time it will take to sublease certain of our facilities and the lease rates at which we may negotiate sublease agreements with third parties. As of June 30, 2003, we had paid an aggregate of approximately $1.5 million and $2.0 million in employee separation costs and facility closure costs, respectively.

The amounts in the accrual are expected to be paid through fiscal 2006. Pursuant to the restructuring plan, the following charges and payments have been recorded during the three months ended June 30, 2003:

	Balance,	Charge for	Payments for	Balance,
Type of Liability	April 1, 2003	the Period	the Period	June 30, 2003

Employee separation costs	$16,547	$—	($1,000)	$15,547
Facility closure costs	3,520,463	—	(534,669)	2,985,794

Total	$3,537,010	$—	($535,669)	$3,001,341

We substantially completed our restructuring program during fiscal 2003. However, the remaining restructuring accrual is an estimate of costs associated with leases or closed facilities and may require adjustment in the future.

Interest income was $1.0 million for the three months ended June 30, 2003 as compared to $1.4 million for the same period of the prior year. The decrease for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was primarily the result of a decline in interest rates.

Other income, net was $1.4 million in the three months ended June 30, 2003 as compared to $0 for the three months ended June 30, 2002. Other income, net for the three months ended June 30, 2003 represents income recognized on the changes in the fair value of the warrants held in connection with licensing arrangements, which are recorded as derivatives under the caption other assets in the consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

Derivative loss related to convertible senior subordinated notes was $3.8 million in the three months ended June 30, 2003 as compared to $0 for the three months ended June 30, 2002. On June 18, 2003, we announced that we had exercised our right to automatically convert the 6.52% Senior Notes into our common stock on July 18, 2003. The 6.52% Senior Notes contained a provision that if the automatic conversion occurred on or prior to December 30, 2004 or if the holders voluntarily converted prior to December 30, 2004, we would pay additional interest equal to two full years of interest on the converted new notes or the “Two-Year Interest Make-Whole,” less any interest paid prior to conversion. The Two-Year Interest Make-Whole represented an embedded derivative. The value of the embedded derivative was increased by $3.8 million in the quarter to reflect the full value of amounts to be paid pursuant to the Two-Year Interest Make-

(19)

Whole. The total value of the derivative was approximately $17.1 million at June 30, 2003 and is reflected as a liability in the consolidated balance sheets. On July 18, 2003, upon the conversion of the then outstanding 6.52% Senior Notes and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and the balance was reduced to zero.

Interest expense was $3.5 million for the three months ended June 30, 2003 as compared to $2.1 million for the three months ended June 30, 2002. The increase for the three months ended June 30, 2003 as compared to the prior year period was primarily the result of interest charges related to the 6.52% Senior Notes issued in December 2002.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

Reliant

For the three months ended June 30, 2003 and 2002, the noncash charge related to our equity in the losses of Reliant amounted to $0 and $24.2 million, respectively, and is recorded in our consolidated statements of operations and comprehensive loss under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.” Our $100 million investment was reduced to zero during the year ended March 31, 2003. Since we have no further funding commitments to Reliant, we will not record any further share of losses of Reliant in our consolidated statements of operations and comprehensive loss. To the extent that Reliant has net income in the future, we would record our proportional share of Reliant’s net income. There can be no assurance that Reliant will have net income in the near future, if ever. Reliant is a privately held company over which we do not exercise control and we relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to us to calculate our share of Reliant’s losses.

Risperdal Consta

In August 2001, Janssen filed an NDA for Risperdal Consta with the FDA and similar regulatory filings have been submitted to other drug regulatory agencies worldwide. Risperdal Consta is a Medisorb long-acting formulation of Janssen’s antipsychotic drug Risperdal®. In June 2002, an affiliate of Janssen received a non-approvable letter for Risperdal Consta from the FDA. Johnson & Johnson has met with the FDA and, in April 2003, submitted additional data and analyses as a complete response to the agency’s questions. There can be no assurance that the complete response will resolve the issues raised in the FDA’s letter on a timely basis, if at all. Risperdal Consta has been approved in 35 countries and Risperdal Consta is in late-stage regulatory review in a number of other countries. Nevertheless, the impact of the FDA’s non-approvable letter on other regulatory filings made worldwide is not known at this time. There can be no assurance that Risperdal Consta will be approved by the FDA or other regulatory agencies on a timely basis, if at all. See “Risk Factors — J&J PRD received a non-approvable letter for Risperdal Consta from the FDA” included in our Annual Report on Form 10-K for the year ended March 31, 2003.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments were approximately $104.7 million at June 30, 2003 as compared to $136.1 million at March 31, 2003. The decrease in cash and short-term investments during the three months ended June 30, 2003 was primarily a result of cash

(20)

used to fund our operations, to acquire fixed assets and to make interest and principal payments on our indebtedness.

We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper, with the exception of our $100 million investment in Reliant. Our investment objectives for our investments, other than our investment in Reliant, are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. Investments classified as long-term at June 30, 2003 consist of U.S. Government obligations held as collateral under certain letters of credit, lease and loan agreements.

All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Fair value is determined based on quoted market prices.

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

In August 2002, we announced the regulatory approval and expected commercial launch of Risperdal Consta in Germany and the United Kingdom. Under our agreements with Janssen and based on the foregoing, manufacturing revenues relating to our sales of Risperdal Consta to Janssen under a manufacturing and supply agreement are to be paid by Janssen to us in minimum annual amounts for up to ten years beginning in calendar 2003. The actual amount of such minimum manufacturing revenues will be determined by a formula and is currently estimated to aggregate approximately $150 million. The minimum revenue obligation will be satisfied upon receipt by us of manufacturing revenues relating to our sales of Risperdal Consta equaling such aggregate amount of minimum manufacturing revenues. In December 2002, Janssen prepaid the first two years of minimum manufacturing revenues to us, totaling $23.9 million and these amounts were recorded as deferred revenue.

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

(21)

marketed by us, will exceed revenues significantly for the next few years, which will result in continuing losses from operations.

Capital expenditures were approximately $5.5 million for the three months ended June 30, 2003, principally reflecting equipment purchases and building expansion and improvements. We expect our capital expenditures to total approximately $14 million during fiscal year 2004, primarily to complete the expansion of our facilities in both Massachusetts and Ohio and for general purposes. During the three months ended June 30, 2003, the expansion of our Ohio facility was substantially completed and validation is ongoing. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing loans, Fleet National Bank and GECC have security interests in certain of our assets.

On June 18, 2003, we announced that we had exercised our right to automatically convert all of our outstanding 6.52% Senior Notes into shares of our common stock on July 18, 2003. We had the right to elect to automatically convert the 6.52% Senior Notes because the closing price of our common stock exceeded 150% of the conversion price of the 6.52% Senior Notes ($7.682) for 20 trading days during the 30-day trading period that ended on June 18, 2003.

Prior to June 30, 2003, certain holders of the 6.52% Senior Notes elected to convert $106,000 principal amount of the 6.52% Senior Notes into 13,798 shares of our common stock at the ratio of 130.1744 shares of our common stock per $1,000 principal amount of the 6.52% Senior Notes. Pursuant to the terms of the 6.52% Senior Notes, we also made a cash payment of approximately $14,000 to satisfy the Two-Year Interest Make-Whole payment.

During July 2003, $150.7 million principal amount of 6.52% Senior Notes were exchanged for shares of our common stock. We issued an aggregate of 20.9 million shares of common stock in exchange for such 6.52% Senior Notes, reflecting the value of both principal and interest.

On July 18, 2003, upon conversion of the remaining $23.8 million principal amount of the 6.52% Senior Notes, we issued an aggregate of 3.1 million shares of common stock and paid an

(22)

aggregate of approximately $2.3 million in cash to satisfy the Two-Year Interest Make-Whole payment. The Company converted each $1,000 principal amount of such 6.52% Senior Notes into 130.1744 shares of common stock and paid the holder thereof an interest payment of $97.80 in cash, representing the remaining 1.5 years of interest due on the 6.52% Senior Notes.

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

Recent Accounting Pronouncements

In July 2000, the Emerging Issues Task Force (“EITF”) released EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” for comment which addresses revenue recognition for arrangements with multiple deliverables. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.

(23)

Restatement is not permitted. The adoption of FASB 150 is not expected to have a material impact on our financial position and results of operations.

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

(24)

Item 4. Controls and Procedures

The chief executive officer and chief financial officer evaluated Alkermes’ controls and procedures as of the end of the quarterly period related to its reporting and disclosure obligations. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to Alkermes, including its consolidated subsidiaries, is made known to these officers by other employees of Alkermes and its consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There have been no significant changes in Alkermes’ internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

(25)

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Exchanges of 6.52% Senior Notes for Shares of Common Stock

On December 31, 2002, we issued our 6.52% Senior Notes pursuant to an effective registration statement on Form S-1/S-4 that registered the 6.52% Senior Notes and shares of our common stock to be issued upon conversion thereof. On June 18, 2003, pursuant to the indenture, dated December 31, 2002, between Alkermes and U.S. Bank National Association, as trustee, we provided notice of the automatic conversion of the outstanding 6.52% Senior Notes into shares of our common stock on July 18, 2003. In July 2003, we exchanged 6.52% Senior Notes for shares of our common stock in independently negotiated transactions with the holder of the 6.52% Senior Notes being exchanged. The 6.52% Senior Notes obtained in these exchange transactions were retired prior to the automatic conversion date. An aggregate of 20,934,514 newly issued shares of our common stock was issued in exchange for an aggregate $150,707,000 principal amount of the 6.52% Senior Notes. We did not pay or give directly or indirectly any commission or other remuneration for soliciting these transactions and no solicitation by us or on our behalf was made in connection with these transactions. The shares issued were exempt pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)
3.1(a)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2002.)
3.2	Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)
4.1	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)

(26)

Exhibit No.

4.2	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)

4.3	Specimen of 2002 Preferred Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on December 13, 2002.)

4.4	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (3.75% Subordinated Notes) (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended (File No. 333-31354).)

4.5	Form of Indenture between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (6.52% Senior Notes) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Forms S-1, as amended (File No. 333-101464).)

4.6	Rights Agreement, dated as of February 7, 2003, as amended, between Alkermes, Inc. and EquiServe Trust Co., N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.

(b)  During the quarter ended June 30, 2003, the Company filed Current Reports on Form 8-K, dated April 29, 2003 under Item 5 and May 29, 2003 under Item 9.

(27)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES, INC. (Registrant)

Date: August 13, 2003	By:	/s/ Richard F. Pops

Richard F. Pops
Chief Executive Officer and
Director
(Principal Executive Officer)

Date: August 13, 2003	By:	/s/ James M. Frates

James M. Frates
Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

(28)

Exhibit Index

Exhibit No.

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

3.1(a)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2002.)

3.2	Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

4.1	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)

4.2	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999.)

4.3	Specimen of 2002 Preferred Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on December 13, 2002.)

4.4	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (3.75% Subordinated Notes) (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended (File No. 333-31354).)

4.5	Form of Indenture between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (6.52% Senior Notes) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Forms S-1, as amended (File No. 333-101464).)

4.6	Rights Agreement, dated as of February 7, 2003, as amended, between Alkermes, Inc. and EquiServe Trust Co., N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

(29)

Exhibit No.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.

(30)