Form 10-Q
period 2003-09-30
ALKERMES INC
filed 2003-11-13
CIK 874663

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 7, 2003

Common Stock, par value $.01	89,003,737
Non-Voting Common Stock, par value $.01	382,632

(1)

(2)

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2003	2003

A S S E T S
Current Assets:
Cash and cash equivalents	$24,135,700	$72,478,675
Short-term investments	163,645,870	63,615,497
Receivables from collaborative arrangements	3,887,846	7,300,923
Prepaid expenses and other current assets	3,021,839	2,166,238
Inventory	3,355,711	2,576,082

Total current assets	198,046,966	148,137,415

Property, Plant and Equipment:
Land	235,000	235,000
Building	15,505,909	5,093,815
Furniture, fixtures and equipment	67,667,932	56,005,820
Equipment under capital lease	463,611	—
Leasehold improvements	56,727,123	31,603,290
Construction in progress	1,594,859	39,500,993

	142,194,434	132,438,918
Less accumulated depreciation and amortization	(45,897,011)	(40,964,851)

	96,297,423	91,474,067

Investments	8,976,348	8,945,908

Other Assets	10,495,323	7,141,780

Total Assets	$313,816,060	$255,699,170

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y (D E F I C I T)
Current Liabilities:
Accounts payable and accrued expenses	$17,891,845	$14,252,083
Accrued interest	351,175	2,901,984
Accrued restructuring costs	2,617,227	3,537,010
Deferred revenue	13,263,772	12,253,338
Derivative liability related to convertible subordinated notes	4,800,000	13,300,000
Obligation under capital lease - current portion	78,196	—
Long-term obligations - current portion	—	7,800,000

Total current liabilities	39,002,215	54,044,415

Deferred revenue	3,379,629	10,114,032

Obligation under capital lease	379,194	—

2½% Convertible Subordinated Notes	121,181,298	—

3.75% Convertible Subordinated Notes	676,000	676,000

6.52% Convertible Senior Subordinated Notes	—	165,910,429

Convertible Preferred Stock, par value $.01 per share: authorized and issued, 3,000 shares at September 30, 2003 and March 31, 2003, respectively (at liquidation preference)	30,000,000	30,000,000

Shareholders’ Equity (Deficit):
Capital stock, par value $.01 per share: authorized, 4,550,000 shares; none issued; includes 2,997,000 shares of preferred stock	—	—
Common stock, par value $.01 per share: authorized, 160,000,000 shares; issued, 88,915,880 and 64,692,848 shares at September 30, 2003 and March 31, 2003, respectively	889,159	646,929
Non-voting common stock, par value $.01 per share: authorized, 450,000 shares; issued, 382,632 at September 30, 2003 and March 31, 2003	3,826	3,826
Additional paid-in capital	625,337,370	447,103,721
Deferred compensation	(741,033)	(1,864,281)
Accumulated other comprehensive income (loss)	1,263,366	(173,104)
Accumulated deficit	(507,554,964)	(450,762,797)

Total shareholders’ equity (deficit)	119,197,724	(5,045,706)

Total Liabilities and Shareholders’ Equity (Deficit)	$313,816,060	$255,699,170

See notes to condensed consolidated financial statements.

(3)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenues:
Manufacturing and royalty revenues	$5,309,654	$—	$6,854,408	$—
Research and development revenue under collaborative arrangements	2,140,374	9,471,105	4,897,080	19,762,496

Total revenues	7,450,028	9,471,105	11,751,488	19,762,496

Expenses:
Cost of goods manufactured	4,566,686	—	7,127,356	—
Research and development	23,404,563	28,186,162	45,077,527	52,785,835
General and administrative	5,918,053	9,196,723	11,698,651	15,212,763
Restructuring	—	3,681,719	—	3,681,719

Total expenses	33,889,302	41,064,604	63,903,534	71,680,317

Net operating loss	(26,439,274)	(31,593,499)	(52,152,046)	(51,917,821)

Other income (expense):
Interest income	668,248	1,067,939	1,643,409	2,433,875
Other income, net	1,097,933	—	2,507,411	—
Derivative loss related to convertible notes	(900,000)	—	(4,664,437)	—
Interest expense	(646,703)	(2,066,714)	(4,126,504)	(4,147,848)

Total other income (expense)	219,478	(998,775)	(4,640,121)	(1,713,973)

Equity in losses of Reliant Pharmaceuticals, LLC	—	(35,256,654)	—	(59,469,554)

Net loss	($26,219,796)	($67,848,928)	($56,792,167)	($113,101,348)

Basic and diluted loss per common share	($0.31)	($1.05)	($0.76)	($1.76)

Weighted average number of common shares outstanding	84,984,004	64,317,587	74,915,372	64,289,400

See notes to condensed consolidated financial statements.

(4)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2003	2002

Cash flows from operating activities:
Net loss	($56,792,167)	($113,101,348)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,286,290	4,909,982
Other noncash charges	2,240,859	1,486,523
Equity in losses of Reliant Pharmaceuticals, LLC	—	59,469,554
Other noncash income	(2,507,411)	—
Derivative loss related to convertible subordinated notes	4,664,437	—
Changes in assets and liabilities:
Receivables from collaborative arrangements	3,413,077	3,718,687
Prepaid expenses and other current assets	(1,635,751)	2,971,535
Accounts payable, accrued expenses and accrued interest	(1,225,549)	(2,824,606)
Accrued restructuring costs	(919,783)	2,493,897
Deferred revenue	(5,737,769)	(564,140)

Net cash used by operating activities	(53,213,767)	(41,439,916)

Cash flows from investing activities:
Additions to property, plant and equipment	(9,755,515)	(26,945,822)
Proceeds from equipment sale-leaseback	463,611	50,000
Purchases of available-for-sale short-term investments	(157,419,972)	(63,012,129)
Sales of available-for-sale short-term investments	57,331,448	139,574,812
(Increase) decrease in other assets	(248,491)	12,094

Net cash (used by) provided by investing activities	(109,628,919)	49,678,955

Cash flows from financing activities:
Proceeds from issuance of common stock	1,199,421	512,061
Proceeds from issuance of 2½% Subordinated Notes	125,000,000
Payment of long-term obligations	(7,806,221)	(2,075,000)
Payment of financing costs in connection with 2½% Subordinated Notes	(3,861,863)
Repayment of loan	—	(10,000,000)

Net cash provided by (used by) financing activities	114,531,337	(11,562,939)

Effect of exchange rate changes on cash	(31,626)	47,223

Net decrease in cash and cash equivalents	(48,342,975)	(3,276,677)
Cash and cash equivalents, beginning of period	72,478,675	16,023,074

Cash and cash equivalents, end of period	$24,135,700	$12,746,397

Supplementary information:
Cash paid for interest	$5,568,783	$4,156,971

Cash paid for income taxes	$52,125	$72,418

Conversion of 6.52% Convertible Senior Subordinated Notes into common stock	$177,264,308	$—

See notes to condensed consolidated financial statements.

(5)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements of Alkermes, Inc. (the “Company”) for the three and six months ended September 30, 2003 and 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended March 31, 2003, 2002 and 2001, which are contained in the Company’s Annual Report for the year ended March 31, 2003 filed on Form 10-K. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. (“AIR®”), Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II (“ADC II”), wholly owned subsidiaries of the Company.

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

2. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the shareholders’ equity of the Company that are excluded from net loss. Specifically, other comprehensive income (loss) includes unrealized holding gains and losses on the Company’s available-for-sale securities and changes in cumulative foreign currency translation adjustments.

(6)

2. COMPREHENSIVE LOSS (Continued)

Comprehensive loss for the three and six months ended September 30, 2003 and 2002 is as follows:

	Three Months	Three Months
	Ended	Ended
	September 30, 2003	September 30, 2002

Net loss	($26,219,796)	($67,848,928)
Foreign currency translation adjustments	(13,341)	5,352
Unrealized gain (loss) on marketable securities	696,415	(744,650)

Comprehensive loss	($25,536,722)	($68,588,226)

	Six Months	Six Months
	Ended	Ended
	September 30, 2003	September 30, 2002

Net loss	($56,792,167)	($113,101,348)
Foreign currency translation adjustments	(21,318)	55,260
Unrealized gain (loss) on marketable securities	1,457,788	(1,721,901)

Comprehensive loss	($55,355,697)	($114,767,989)

3. NET LOSS PER SHARE

Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the period. Basic net loss per share excludes any dilutive effect from stock options and awards, convertible preferred stock and convertible subordinated notes. Certain common shares potentially issuable were not included in the computation of diluted net loss per share for the three and six months ended September 30, 2003 and 2002 because they would have an antidilutive effect due to net losses for such periods.

(7)

3. NET LOSS PER SHARE (Continued)

Common shares potentially issuable but excluded from the calculation of net loss per share consist of the following as of September 30:

	2003	2002

Stock options and awards	14,248,312	12,334,949
Shares issuable on conversion of 3.75% Convertible Subordinated Notes	9,978	2,952,030
Shares issuable on conversion of 2½% Convertible Subordinated Notes	9,025,275	—
Shares issuable on conversion of Convertible Preferred Stock	2,186,589	—

	25,470,154	15,286,979

4. INVENTORY

Inventory is stated at the lower of cost or market and consists of currently marketed products. Cost is determined in a manner that approximates the first-in, first-out method. Inventory consists of the following at:

	September 30,	March 31,
	2003	2003

Raw materials	$709,254	$620,653
Work in process	1,937,437	1,955,429
Finished goods	709,020	—

	$3,355,711	$2,576,082

5. CONVERTIBLE NOTES

Conversion of 6.52% Senior Notes - On June 18, 2003, the Company announced that it had exercised its right to automatically convert all of its outstanding 6.52% Convertible Senior Subordinated Notes due December 31, 2009 (the “6.52% Senior Notes”) into shares of the Company’s common stock, par value $0.01 per share, on July 18, 2003. During June and July 2003, $150,707,000 principal amount of 6.52% Senior Notes were exchanged for, and $23,882,000 principal amount of such notes were converted into, the Company’s common stock. In aggregate, the Company issued 24,043,329 shares of common stock in connection with the exchanges and conversions and paid approximately $2,300,000 in cash to satisfy the Two-Year Interest Make-Whole payment. None of the 6.52% Notes are currently outstanding and no gain or loss was recorded on the conversion of the 6.52% Senior Notes, which was done in accordance with the underlying indenture.

(8)

5. CONVERTIBLE NOTES (Continued)

Issuance of 2½% Subordinated Notes – In August and September 2003, the Company issued an aggregate of $100 million and $25 million, respectively, principal amount of 2½% Convertible Subordinated Notes due 2023 (the “2½% Subordinated Notes”). The 2½% Subordinated Notes are convertible into shares of the Company’s common stock at a conversion price of $13.85 per share, subject to adjustment in certain events. The 2½% Subordinated Notes bear interest at 2½% per year, payable semiannually on March 1 and September 1, commencing on March 1, 2004 and are subordinated to existing and future senior indebtedness of the Company.

The Company may elect to automatically convert the notes anytime the closing price of its common stock has exceeded 150% of the conversion price ($20.78), for at least 20 trading days during any 30-day trading period. The Company may redeem some or all of the notes on or after September 6, 2006. Holders of the notes have the right to require the Company to repurchase some or all of their notes on September 1, 2008, 2013, and 2018 and upon certain events, including a change in control.

If an automatic conversion occurs on or prior to September 1, 2006, the Company will pay additional interest in cash or, at the Company’s option, in common stock, equal to three full years of interest on the converted notes (the “Three-Year Interest Make-Whole”), less any interest actually paid or provided for on the notes prior to automatic conversion. If the Company elects to pay the additional interest in common stock, the shares of common stock will be valued at 97.5% of the average closing price of the Company’s common stock for the five trading days immediately preceding the second trading day prior to the conversion date. See discussion of embedded derivative related to the Three-Year Interest Make-Whole in Note 6 below.

As a part of the sale of the 2½% Subordinated Notes, the Company incurred approximately $3,900,000 of offering costs which were recorded as other assets in the consolidated balance sheets and are being amortized to interest expense over five years through September 1, 2008, the first date on which holders of the 2½% Subordinated Notes have the right to require the Company to repurchase the 2½% Subordinated Notes.

(9)

6. DERIVATIVES

6.52% Senior Notes – The Company recorded a derivative liability related to the 6.52% Senior Notes. Pursuant to the terms of the 6.52% Senior Notes, the Company would pay additional interest equal to two full years of interest on the 6.52% Senior Notes (the “Two-Year Interest Make-Whole”) if the 6.52% Senior Notes were automatically converted on or prior to December 30, 2004 or if the holders voluntarily converted prior to December 30, 2004. The Two-Year Interest Make-Whole represented an embedded derivative which was required to be accounted for apart from the underlying 6.52% Senior Notes. On June 18, 2003, the Company announced that it exercised its automatic conversion right for the 6.52% Senior Notes. The embedded derivative was adjusted to the value of the remaining balance of the Two-Year Interest Make-Whole payment, or approximately $17.1 million, at June 30, 2003 and was accounted for as a liability on the consolidated balance sheets. A $3.8 million charge to “Derivative loss related to convertible notes” was recorded in the consolidated statements of operations in the quarter ended June 30, 2003 to account for the increase of this derivative liability. On July 18, 2003, upon conversion of the then outstanding 6.52% Senior Notes and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and the balance was reduced to zero.

2½% Subordinated Notes – In August and September 2003, the Company issued $125 million principal amount of 2½% Subordinated Notes. Pursuant to the terms of the 2½% Subordinated Notes, the Company will pay additional interest equal to three full years of interest on the 2½% Subordinated Notes, less any interest actually paid or provided for on the 2½% Subordinated Notes, if the 2½% Subordinated Notes are automatically converted on or prior to September 1, 2006. The Three-Year Interest Make-Whole represents an embedded derivative which is required to be accounted for apart from the underlying 2½% Subordinated Notes. At issuance of the 2½% Subordinated Notes, the Three-Year Interest Make-Whole had an estimated initial aggregate fair value of $3.9 million, which reduced the amount of the outstanding debt and has been recorded as a derivative liability in the consolidated balance sheets. The Three-Year Interest Make-Whole amount will be adjusted to its fair value on a quarterly basis until it expires or is paid and such adjustments will be charged to “Derivative loss related to convertible notes” in the consolidated statements of operations. A $0.9 million charge to “Derivative loss related to convertible notes” has been recorded in the consolidated statements of operations in the quarter ended September 30, 2003 to account for the increase of this derivative liability from the dates of issuance through September 30, 2003. The recorded value of the derivative liability related to the 2½% Subordinated Notes can fluctuate significantly based on fluctuations in the market value of the Company’s common stock.

Warrants – The Company has recorded gains of approximately $1.1 million and $2.5 million in the three and six months ended September 30, 2003, respectively, in other income in the consolidated statements of operations in connection with the changes in the fair value of publicly traded companies’ warrants received by us from licensees. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants. The warrants are recorded as “Other assets” in the consolidated balance sheets.

(10)

7. INVESTMENT IN RELIANT PHARMACEUTICALS, LLC

In December 2001, the Company purchased approximately 63% of an offering by Reliant of its Series C Convertible Preferred Units, which represented approximately 19% of the equity interest in Reliant, for a purchase price of $100,000,000. The investment has been accounted for under the equity method of accounting because Reliant is organized as a limited liability company, which is treated in a manner similar to a partnership. Because, at the time of the Company’s investment, Reliant had an accumulated deficit from operations and a deficit in members’ capital, under applicable accounting rules, the Company’s share of Reliant’s losses from the date of the Company’s investment has been recognized in proportion to the Company’s percentage participation in the Series C financing, and not in proportion to the Company’s percentage ownership interest in Reliant. The Company recorded its equity in the income or losses of Reliant three months in arrears. For the three and six months ended September 30, 2003, this charge amounted to $0 and $0, respectively as compared to $35.3 million and $59.5 million for the same periods of the prior year, and is recorded in the Company’s consolidated statements of operations under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.”

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

In September 2003, Reliant had an initial closing on its offering of Series D Preferred Units at a price of $20 per unit totaling approximately $115,000,000, including the exchange of approximately $37 million of existing secured debt under its credit facility. The Series D Preferred Units rank senior to the Series A, B and C Preferred Units and the common units. The Series D Preferred Unit holders are entitled to receive a preferred return at an annual rate of 8.5%, compounded quarterly.

As a result of the Series D offering by Reliant, Alkermes’ ownership percentage in Reliant has been reduced from approximately 19% to approximately 16%.

(11)

7. INVESTMENT IN RELIANT PHARMACEUTICALS, LLC (Continued)

Summarized unaudited financial information of Reliant for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2003	2002	2003	2002

Revenues	$27,513	$42,159	$74,990	$100,769
Cost and expenses	88,412	89,421	148,470	177,935
Net loss	(60,818)	(47,048)	(73,293)	(76,692)

8. RESTRUCTURING OF OPERATIONS

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

In connection with the restructuring program, the Company recorded charges of approximately $6,500,000 in the consolidated statements of operations and comprehensive loss for the year ended March 31, 2003, which consisted of approximately $1,500,000 in employee separation costs, including severance and related benefits, and approximately $5,000,000 in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee, the length of time it will take to sublease certain of the Company’s facilities and the lease rates at which the Company may negotiate sublease agreements with third parties. As of September 30, 2003, the Company had paid an aggregate of approximately $1,500,000 in employee separation costs and $2,400,000 in facility closure costs under the restructuring program.

(12)

8. RESTRUCTURING OF OPERATIONS (Continued)

The amounts in the accrual are expected to be paid through fiscal 2006. Pursuant to the restructuring plan, the following charges and payments have been recorded during the six months ended September 30 2003:

				Balance,
	Balance,	Charge for	Payments for	September 30,
Type of Liability	April 1, 2003	the Period	the Period	2003

Employee separation costs	$16,547	$—	($1,000)	$15,547
Facility closure costs	3,520,463	—	(918,783)	2,601,680

Total	$3,537,010	$—	($919,783)	$2,617,227

The Company substantially completed its restructuring program during fiscal 2003. However, the Company’s remaining restructuring accrual is an estimate of costs associated with leases of closed facilities and may require adjustment in the future.

9. STOCK BASED COMPENSATION

The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options and awards to employees. The Company accounts for stock options and awards to nonemployees using the fair-value method.

Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the grant date. Under the fair-value method, compensation associated with stock awards to nonemployees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for nonemployee awards is generally the date performance of certain services is complete. Pro forma information regarding net loss and basic and diluted loss per common share for the three and six months ended September 30, 2003 and 2002 has been determined as if the Company had accounted for its employee stock options under the fair-value method. The resulting effect on pro forma net loss and basic and diluted loss per common share is not necessarily representative of the effects on net loss and basic and diluted loss per common share on a pro forma basis in future years, as options vest over several years and the Company expects to grant varying levels of stock options in future periods at exercise prices equal to the fair market value of the Company’s common stock at the date of grant, which can fluctuate significantly.

Using the Black-Scholes option-pricing model, the weighted average fair value of options granted in the three months ended September 30, 2003 and 2002 was $1.15 and $2.95, and in the six months ended September 30, 2003 and 2002 was $4.91 and $3.13, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the vesting period of the option.

(13)

9. STOCK BASED COMPENSATION (Continued)

Pro forma information for the three and six months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss—as reported	($26,219,796)	($67,848,928)	($56,792,167)	($113,101,348)
Add: Stock-based compensation as reported in the consolidated statements of operations and comprehensive loss	571,526	497,112	1,135,398	1,018,249
Deduct: Total stock-based employee compensation expense determined under fair-value method for all options and awards	(5,326,649)	(5,309,968)	(10,910,320)	(14,181,058)

Pro forma net loss	($30,974,919)	($72,661,784)	($66,567,089)	($126,264,157)

Basic and diluted loss per common share—as reported	($0.31)	($1.05)	($0.76)	($1.76)

Basic and diluted loss per common share—pro forma	($0.36)	($1.13)	($0.89)	($1.96)

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Expected life (years)	4	4	4	4
Interest rate	3.11%	3.07%	2.46% - 3.11%	3.07%
Volatility	73%	74%	73%	74%

10. EQUIPMENT LEASE

In September 2003, Alkermes and Johnson & Johnson Finance Corporation (“J&J Finance”) entered into a lease agreement to provide the Company with sale-leaseback equipment financing under which Alkermes received approximately $460,000 in equipment financing from J&J Finance. Under the terms of the lease agreement, Alkermes will make lease payments to J&J Finance over a 60-month period beginning in September 2003. The sale-leaseback qualified for accounting as a capital lease and is recorded as such in the Company’s consolidated balance sheets.

(14)

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of FASB 150 did not have a material impact on the Company’s financial position and results of operations.

12. SUBSEQUENT EVENTS

Approval of Risperdal Consta by the FDA in the U.S. – On October 29, 2003, the Company announced that the U.S. Food and Drug Administration (FDA) approved RISPERDAL CONSTA™ ((risperidone) long-acting injection) for the treatment of schizophrenia. It is the first long-acting, newer-generation (atypical) antipsychotic to be approved by the FDA. The treatment uses the Company’s Medisorb® technology to deliver and maintain therapeutic medication levels in the body through just one injection every two weeks. Janssen Pharmaceutica Products, L.P. plans to launch Risperdal Consta in the U.S. within the few weeks following approval.

Litigation – In October and early November 2003, the Company and certain of its current and former officers and directors were named as defendants in purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. These actions were allegedly filed on behalf of purchasers of the Company’s common stock during the period April 22, 1999 to July 1, 2002 and generally allege, among other things, that, during such period, the defendants made misstatements to the investing public relating to FDA approval of the Company’s Risperdal Consta product. The complaints seek unspecified damages. The Company believes the plaintiffs’ allegations lack merit and intends to vigorously defend the lawsuits.

(15)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we” or “our”), a Pennsylvania corporation organized in 1987, is an emerging pharmaceutical company developing products based on applying our proprietary drug delivery technologies. Our areas of focus include: controlled, extended-release of injectable drugs using our ProLease® and Medisorb® delivery systems and the development of inhaled pharmaceuticals based on our proprietary Advanced Inhalation Research, Inc. (“AIR®”) pulmonary delivery system. Our business strategy is two-fold. We partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. We have a pipeline of products and product candidates in various stages of development and two marketed products, Risperdal Consta™ and Nutropin Depot®. In addition to our Massachusetts corporate headquarters, research and manufacturing facilities, we operate research and manufacturing facilities in Ohio. Since our inception in 1987, we have devoted a significant portion of our resources to research and development programs and the purchase of property, plant and equipment. At September 30, 2003, we had an accumulated deficit of $507.6 million. We expect to incur substantial additional operating losses over the next few years.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our development and manufacturing activities and our results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others: (i) Risperdal Consta, Nutropin Depot and our product candidates (including our proprietary product candidate, Vivitrex®), if approved for marketing, may not produce significant revenues and we rely on our partners to determine the regulatory and marketing strategies for Risperdal Consta and Nutropin Depot; (ii) whether additional regulatory approvals will be received or whether commercial

(16)

launches of Risperdal Consta in countries where it has been or may be approved occur in a timely or successful manner; (iii) Risperdal Consta, Nutropin Depot and our product candidates (including our proprietary product candidate, Vivitrex), in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (iv) we may enter into a collaboration with a third party to market or fund a proprietary product candidate and the terms of such a collaboration may not meet our expectations; (v) our delivery technologies or product development efforts may not produce safe, efficacious or commercially viable products; (vi) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (vii) we may be unable to manufacture our first products, Risperdal Consta and Nutropin Depot, or to manufacture or scale-up our future products, on a commercial scale or economically; (viii) unexpected events could interrupt manufacturing operations at our Risperdal Consta and Nutropin Depot facilities, which are, in each case, the sole source of supply for these products; (ix) after the completion of clinical trials and the submission to the FDA of a New Drug Application (“NDA”) for marketing approval and to other health authorities as a marketing authorization application, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays, or such authorities could refuse to approve the product at all; (x) clinical trials are a time-consuming and expensive process; (xi) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (xii) we may not recoup any of our $100 million investment in Reliant Pharmaceuticals, LLC (“Reliant”); (xiii) the securities litigation suit brought against us may result in financial losses or require the dedication of significant management resources; (xiv) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xv) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xvi) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xvii) we may need to spend substantial funds to become profitable and will, therefore, continue to incur losses for the foreseeable future; and (xviii) we will need to raise substantial additional funding to continue research and development programs and clinical trials and could incur difficulties or setbacks in raising such funds

Critical Accounting Policies

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

(17)

partners. Manufacturing revenues recognized by us are based on information supplied to us by our collaborative partners and may require estimates to be made.

Research and development revenue consists of nonrefundable research and development funding under collaborative arrangements with various collaborative partners. Research and development funding generally compensates us for formulation, preclinical and clinical testing related to the collaborative research programs, and is generally recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the corporate partner is obligated to pay and when no future performance obligations exist.

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

Equity Method Investment in Reliant – In December 2001, we purchased 63% of an offering by Reliant of its Series C Convertible Preferred Units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100 million. The investment has been accounted for under the equity method of accounting because Reliant is organized as a limited liability company, which is treated in a manner similar to a partnership. Because, at the time of our investment, Reliant had an accumulated deficit from operations and a deficit in members capital, under applicable accounting rules, our share of Reliant’s losses from the date of our investment has been recognized in proportion to our percentage participation in the Series C financing, and not in proportion to our percentage ownership interest in Reliant. We recorded our equity in the income or losses of Reliant three months in arrears. For the three and six months ended September 30, 2003, this charge amounted to $0 and $0, respectively. For the three and six months ended September 30, 2002, this charge amounted to $35.3 million and $59.5 million and was recorded in our consolidated statements of operations under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.” The Company’s $100 million investment was reduced to $0 during the fiscal year ended March 31, 2003. Since we have no further funding commitments to Reliant, we will not record any further share of losses in Reliant in our consolidated statement of operations. To the extent Reliant has net income in the future, we would record our proportional share of Reliant’s net income. Reliant is a privately held company over which we do not exercise control and we have relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to us to calculate our share of Reliant’s losses.

In September 2003, Reliant had an initial closing on its offering of Series D Preferred Units at a price of $20 per unit totaling approximately $115,000,000, including the exchange of approximately $37 million of existing secured debt under its credit facility. The Series D Preferred Units rank senior to the Series A, B and C Preferred Units and the common units. The Series D Preferred Unit holders are entitled to receive a preferred return at an annual rate of 8.5%, compounded quarterly.

(18)

As a result of the Series D offering by Reliant, Alkermes’ ownership percentage in Reliant has been reduced from approximately 19% to approximately 16%.

Derivative embedded in 6.52% Senior Notes – In December 2002, we exchanged our 3.75% Convertible Subordinated Notes due 2007 (the “3.75% Subordinated Notes”) and offered for sale new 6.52% Convertible Senior Subordinated Notes due December 31, 2009 (the “6.52% Senior Notes”) to existing holders. The 6.52% Senior Notes were automatically convertible by us if the closing price of our common stock exceeded $11.523 for at least 20 trading days during any 30-day trading period. If the automatic conversion occurred on or prior to December 30, 2004 or if the holders voluntarily converted prior to December 30, 2004, the Company would pay additional interest equal to two full years of interest on the 6.52% Senior Notes (the “Two-Year Interest Make-Whole”), less any interest paid or provided for on the 6.52% Senior Notes prior to conversion. The Two-Year Interest Make-Whole represented an embedded derivative which was required to be accounted for apart from the underlying 6.52% Senior Notes. On June 18, 2003, we announced that we exercised our automatic conversion right for the 6.52% Senior Notes. The embedded derivative was adjusted to the value of the remaining balance of the Two-Year Interest Make-Whole payment, or approximately $17.1 million, at June 30, 2003 and was accounted for as a liability on the consolidated balance sheets. A $3.8 million charge to “Derivative loss related to convertible notes” was recorded in the consolidated statements of operations in the quarter ended June 30, 2003 to account for the increase of this derivative liability. On July 18, 2003, upon conversion of the then outstanding 6.52% Senior Notes and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and balance was reduced to zero.

Derivative embedded in 2½% Subordinated Notes – In August and September 2003, we issued an aggregate of $125 million principal amount of 2½% Subordinated Notes. Pursuant to the terms of the 2½% Subordinated Notes, we will pay additional interest equal to three full years of interest on the 2½% Subordinated Notes (the “Three-Year Interest Make-Whole”), less any interest actually paid or provided for on the 2½% Subordinated Notes if the 2½% Subordinated Notes are automatically converted on or prior to September 1, 2006. The Three-Year Interest Make-Whole represents an embedded derivative which is required to be accounted for apart from the underlying 2½% Subordinated Notes. At issuance of the 2½% Subordinated Notes, the Three-Year Interest Make-Whole had an estimated initial aggregate fair value of $3.9 million, which has reduced the amount of the outstanding debt and has been recorded as a derivative liability in the consolidated balance sheets. The Three-Year Interest Make-Whole amount will be adjusted to its fair value on a quarterly basis until it expires or is paid and such adjustments will be charged to “Derivative loss related to convertible notes” in the consolidated statements of operations. A $900,000 charge to “Derivative loss related to convertible notes” has been recorded in the consolidated statements of operations in the quarter ended September 30, 2003 to account for the increase of this derivative liability from the dates of issuance through September 30, 2003. The recorded value of the derivative liability related to the 2½% Subordinated Notes can fluctuate significantly based on fluctuations in the market value of our common stock.

Warrant valuation – We recorded gains of approximately $1.1 million and $1.4 million in the three and six months ended September 30, 2003, respectively, in other income in the consolidated statements of operations in connection with the changes in the fair value of publicly traded companies’ warrants received by us from licensees. The recorded value of such warrants

(19)

can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants. The warrants are recorded as “Other assets” in the consolidated balance sheets.

Cost of Goods Manufactured – Our cost of goods manufactured includes estimates made with respect to allocations of salaries and related benefits, occupancy costs, depreciation expense and other allocable costs directly related to our manufacturing activities. Costs of goods manufactured are incurred in connection with the manufacture of Risperdal Consta and Nutropin Depot.

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

Results of Operations

The net loss for the three months ended September 30, 2003 provided in accordance with accounting principles generally accepted in the U.S. (known as “GAAP”) was $26.2 million or $0.31 per share as compared to a net loss of $67.8 million or $1.05 per share in the same period of the prior year. Included in the net loss for the three months ended September 30, 2002 is a $35.3 million noncash charge related to the equity investment we made in Reliant in December 2001. Our investment in Reliant has been reduced to zero, and since no further funding commitments exist to Reliant, we have not recorded any share of Reliant’s losses in the current quarter.

The net loss for the six months ended September 30, 2003 provided in accordance with GAAP was $56.8 million or $0.76 per share as compared to a net loss of $113.1 million or $1.76 per share in the same period of the prior year. Included in the net loss for the six months ended September 30, 2002 is a $59.5 million noncash charge related to the equity investment we made in Reliant in December 2001.

Total manufacturing and royalty revenues for the three and six months ended September 30, 2003 were $5.3 million and $6.9 million, including manufacturing and royalty revenues for Risperdal Consta of $5.1 million and $6.2 million, respectively. Beginning in the first quarter of fiscal 2004, as manufacturing and royalty revenues became material to our quarterly results, we began reporting royalty and manufacturing revenues separate from research and development revenues under collaborative arrangements. The increase in manufacturing and royalty revenues as compared to the three months ended June 30, 2003 was due to an increase in product shipped to our partner as well as an increase in royalties earned on sales of Risperdal Consta in countries outside of the U.S. by Janssen-Cilag, a wholly owned subsidiary of Johnson & Johnson that is marketing Risperdal Consta outside of the U.S. Alkermes developed the delivery technology for Risperdal Consta, which is an injectable, long-acting formulation of Risperdal®, a Janssen Pharmaceutica, Inc. (“Janssen”) drug. Johnson & Johnson has filed for approval of Risperdal

(20)

Consta around the world. On October 29, 2003, Johnson & Johnson Pharmaceutical Research and Development (“J&J PRD”) received a letter from the FDA approving Risperdal Consta for sale in the U.S. for the treatment of schizophrenia. Janssen Pharmaceutica Products, L.P. plans to launch Risperdal Consta in the U.S. within the few weeks following approval. To date the product has been approved for sale in more than 40 countries outside the U.S. and is currently being marketed in more than 20 of such countries.

Our research and development revenue under collaborative arrangements for the three and six months ended September 30, 2003 was $2.1 million and $4.9 million compared to $9.5 million and $19.8 million for the corresponding periods of the prior year. The decrease in such revenue was primarily the result of the restructuring of our AIR insulin and AIR hGH programs with Eli Lilly and Company (“Lilly”), changes in our partners, as well as changes in the stage of several other collaborative programs. Beginning January 1, 2003, we no longer record research and development revenue for work performed on the Lilly programs but instead use the proceeds from Lilly’s purchase of $30 million of our convertible preferred stock in December 2002 to pay for development costs into calendar year 2004. Also, in December 2002, the royalty payable to us based on revenues of potential inhaled insulin products was increased. Lilly has the right to return the convertible Preferred Stock to us in exchange for a reduction in this royalty rate.

For the three and six months ended September 30, 2003, the cost of goods manufactured was $4.6 million and $7.1 million, consisting of approximately $3.5 million and $4.8 million, respectively, for Risperdal Consta and approximately $1.1 million and $2.3 million, respectively, for Nutropin Depot.

Research and development expenses for the three and six months ended September 30, 2003 were $23.4 million and $45.1 million as compared to $28.2 million and $52.8 million for the corresponding periods of the prior year. The decrease in research and development expenses for three and six months ended September 30, 2003 as compared to the three and six months ended September 30, 2002 is primarily because we now separately report the cost of goods manufactured for our commercial products, Risperdal Consta and Nutropin Depot. The decrease in research and development expenses for the three and six months ended September 30, 2003 as compared to the three and six months ended September 30, 2002 was partially offset by an increase in occupancy costs and depreciation expense related to the expansion of our facilities in both Massachusetts and Ohio as well as an increase in our external research costs. We expect an increase in research and development costs in fiscal 2004 resulting from the continuing development of our proprietary product candidates and our collaborators’ product candidates.

A significant portion of our research and development expenses (including laboratory supplies, travel, dues and subscriptions, recruiting costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or our drug delivery technologies in general. Expenses incurred to purchase specific services from third parties to support our collaborative research and development activities are tracked by project and are reimbursed to us by our partners. We generally bill our partners under collaborative arrangements using a single full-time equivalent or hourly rate. This rate was established by us annually based on our annual budget of salaries, employee benefits and the billable non-project-specific costs mentioned above and is often increased annually thereafter based on increases in the consumer price index. Each collaborative partner is billed using a full-time equivalent or hourly rate for the hours worked by our employees on a particular project, plus

(21)

any direct external research costs. We account for our research and development expenses on a departmental and functional basis in accordance with our budget and management practices.

Below is a summary of our key proprietary and collaborators’ commercial products and product candidates and their respective stages of clinical development.

Product		Phase of Clinical
Candidate	Indication	Development (1)

Risperdal Consta	Schizophrenia	Marketed
Nutropin Depot	Pediatric growth hormone deficiency	Marketed
Vivitrex	Alcohol dependence	Phase III
Vivitrex	Opioid dependence	Phase II
Nutropin Depot	Adult growth hormone deficiency	Phase III
AIR Insulin	Diabetes	Phase II
Exenatide LAR (AC2993)	Diabetes	Phase II
AIR Epinephrine	Anaphylaxis	Phase I
ProLease r-hFSH	Infertility	Phase Ib
AIR hGH	Growth hormone deficiency	Phase I
Others	Various	Preclinical

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

General and administrative expenses for the three and six months ended September 30, 2003 were $5.9 million and $11.7 million as compared to $9.2 million and $15.2 million for the corresponding periods of the prior year. The decrease for the three and six months ended September 30, 2003 as compared to the three and six months ended September 30, 2002 was primarily the result of the write off in the quarter ended September 30, 2002 of approximately $2.7 million in deferred merger costs in connection with the termination of our proposed merger with Reliant. However, there was an increase in personnel and insurance costs in the three and six months ended September 30, 2003 as compared to the same periods of the prior year.

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

(22)

In connection with the restructuring program, we recorded charges of approximately $6.5 million in the consolidated statements of operations and comprehensive loss for the year ended March 31, 2003, which consisted of approximately $1.5 million in employee separation costs, including severance and related benefits, and approximately $5.0 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee, the length of time it will take to sublease certain of our facilities and the lease rates at which we may negotiate sublease agreements with third parties. As of September 30, 2003, we had paid an aggregate of approximately $1.5 million and $2.4 million in employee separation costs and facility closure costs, respectively.

The amounts in the accrual are expected to be paid through fiscal 2006. Pursuant to the restructuring plan, the following charges and payments have been recorded during the six months ended September 30, 2003:

				Balance,
	Balance,	Charge for	Payments for	September 30,
Type of Liability	April 1, 2003	the Period	the Period	2003

Employee separation costs	$16,547	$—	($1,000)	$15,547
Facility closure costs	3,520,463	—	(918,783)	2,601,680

Total	$3,537,010	$—	($919,783)	$2,617,227

We substantially completed our restructuring program during fiscal 2003. However, the remaining restructuring accrual is an estimate of costs associated with leases or closed facilities and may require adjustment in the future.

Interest income was $0.7 million and $1.6 million for the three and six months ended September 30, 2003 as compared to $1.1 million and $2.4 million for the same periods of the prior year. The decrease for the three and six months ended September 30, 2003 as compared to the three and six months ended September 30, 2002 was primarily the result of a decline in interest rates.

Other income, net was $1.1 million and $2.5 million in the three and six months ended September 30, 2003 as compared to $0 and $0 for the three and six months ended September 30, 2002. Other income, net for the three and six months ended September 30, 2003 represents income recognized on the changes in the fair value of the warrants received by us from licensees, which are recorded as derivatives under the caption “Other assets” in the consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

Derivative loss related to convertible notes was $0.9 million and $4.7 million in the three and six months ended September 30, 2003 as compared to $0 and $0 for the three and six months ended September 30, 2002. On June 18, 2003, we announced that we had exercised our right to automatically convert the 6.52% Senior Notes into our common stock on July 18, 2003. The 6.52% Senior Notes contained a provision that if the automatic conversion occurred on or prior to December 30, 2004 or if the holders voluntarily converted prior to December 30, 2004, we would pay additional interest equal to two full years of interest on the converted new notes or the “Two-Year Interest Make-Whole,” less any interest paid prior to conversion. The Two-Year Interest Make-Whole represented an embedded derivative. The value of the embedded derivative

(23)

was increased by $3.8 million in the quarter ended June 30, 2003 to reflect the full value of amounts to be paid pursuant to the Two-Year Interest Make-Whole. The total value of the derivative was approximately $17.1 million at June 30, 2003 and was reflected as a liability in the consolidated balance sheets. On July 18, 2003, upon the conversion of the then outstanding 6.52% Senior Notes and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and the balance was reduced to zero.

In August and September 2003, we recorded a derivative liability related to the issuance of the 2½% Subordinated Notes. Pursuant to the terms of the 2½% Subordinated Notes, we will pay additional interest equal to three full years of interest on the 2½% Subordinated Notes if the 2½% Subordinated Notes are automatically converted on or prior to September 1, 2006. The Three-Year Interest Make-Whole represents an embedded derivative. At issuance of $125 million principal amount of the 2½% Subordinated Notes, the Three-Year Interest Make-Whole had an estimated initial aggregate fair value of $3.9 million, which reduced the amount of the outstanding debt and has been recorded as a current liability. The Three-Year Interest Make-Whole amount will be adjusted to its fair value on a quarterly basis until it expires or is paid and such adjustments will be charged to “Derivative loss related to convertible notes” in the consolidated statements of operations. An additional $0.9 million charge to “Derivative loss related to convertible notes” has been recorded in the consolidated statements of operations in the quarter ended September 30, 2003 to account for the increase of this derivative liability from the dates of issuance through September 30, 2003. The recorded value of the derivative liability related to the 2½% Subordinated Notes can fluctuate significantly based on fluctuations in the market value of our common stock.

Interest expense was $0.6 million and $4.1 million for the three and six months ended September 30, 2003 as compared to $2.1 million and $4.1 million for the three and six months ended September 30, 2002. The decrease for the three months ended September 30, 2003 as compared to the prior year period was primarily the result of a decrease in the outstanding average debt balance as well as a lower interest rate payable on the convertible debt outstanding during the respective periods.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

Reliant

For the three and six months ended September 30, 2003, the noncash charges related to our equity in the losses of Reliant amounted to $0 and $0, respectively, as compared to $35.3 million and $59.5 million for the same periods of the prior year. The noncash charges were recorded in our consolidated statements of operations and comprehensive loss under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.” Our $100 million investment was reduced to zero during the year ended March 31, 2003. Since we have no further funding commitments to Reliant, we will not record any further share of losses of Reliant in our consolidated statements of operations and comprehensive loss. To the extent that Reliant has net income in the future, we would record our proportional share of Reliant’s net income. There can be no assurance that Reliant will have net income in the near future, if ever. Reliant is a privately held company over which we do not exercise control and we relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to us to calculate our share of Reliant’s losses.

(24)

Risperdal Consta

In August 2001, Janssen filed an NDA for Risperdal Consta with the FDA and similar regulatory filings have been submitted to other drug regulatory agencies worldwide. Risperdal Consta is a Medisorb long-acting formulation of Janssen’s antipsychotic drug Risperdal®. On October 29, 2003, the FDA approved Risperdal Consta for sale in the U.S. for the treatment of schizophrenia. Janssen Pharmaceutica Products, L.P. plans to launch Risperdal Consta in the U.S. within the few weeks following approval. Risperdal Consta has been approved in more than 40 countries outside the U.S. and is in late-stage regulatory review in a number of other countries.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments were approximately $187.8 million at September 30, 2003 as compared to $136.1 million at March 31, 2003. The increase in cash and short-term investments during the six months ended September 30, 2003 was primarily a result of the issuance of the 2½% Subordinated Notes issued in August and September 2003, with net proceeds of approximately $121.1 million. The increase in cash and short-term investments was offset by cash used to fund our operations, to acquire fixed assets and to make interest and principal payments on our indebtedness. In September 2003, we paid off in full (approximately $6.9 million) our outstanding notes payable to a bank.

We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper, with the exception of our $100 million investment in Reliant. Our investment objectives for our investments, other than our investment in Reliant, are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. Investments classified as long-term at September 30, 2003 consist of U.S. Government obligations held as collateral under certain letters of credit, lease and loan agreements.

All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Fair value is determined based on quoted market prices.

In December 2002, we and Lilly expanded the collaboration for the development of inhaled formulations of insulin and hGH based on our AIR pulmonary drug delivery technology and Lilly purchased $30 million of our newly issued Convertible Preferred Stock pursuant to a stock purchase agreement. We agreed to use the proceeds from the Convertible Preferred Stock to fund the development of inhaled insulin and hGH during calendar year 2003 and into calendar year 2004. We will not record any research and development revenue for these programs related to the $30 million in proceeds from the Convertible Preferred Stock. To the extent that the $30 million is not used for purposes specified in the agreement, Lilly will be entitled to credits for additional research services in the future. In addition, the royalty rate payable to us based on revenues of potential inhaled insulin products has been increased. Lilly has the right to return the Convertible Preferred Stock to us in exchange for a reduction in this royalty rate. The Convertible Preferred Stock is convertible into our common stock at the market price at the time of conversion at our option or automatically upon the filing of a new drug application with the FDA for a pulmonary insulin product. The collaboration cannot terminate without cause until January 2005. We will register for resale all of our shares of common stock issued upon conversion of the Convertible Preferred Stock.

In August 2002, we announced the regulatory approval and expected commercial launch of Risperdal Consta in Germany and the United Kingdom. Under our agreements with Janssen and

(25)

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

Capital expenditures were approximately $9.8 million for the six months ended September 30, 2003, principally reflecting equipment purchases and building expansion and improvements. We expect our capital expenditures to total approximately $14 million during fiscal year 2004, primarily to complete the expansion of our facilities in both Massachusetts and Ohio and for general purposes. During the six months ended September 30, 2003, the expansion of our Wilmington, Ohio and Chelsea, Massachusetts facilities were substantially completed and validation is ongoing at both facilities. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing loans, GECC and Johnson & Johnson Finance Corporation have security interests in certain of our assets.

On June 18, 2003, we announced that we had exercised our right to automatically convert all of our outstanding 6.52% Senior Notes into shares of our common stock on July 18, 2003. During June and July 2003, $150,707,000 principal amount of 6.52% Senior Notes were exchanged for, and $23,882,000 principal amount of 6.52% Senior Notes were converted into, the Company’s common stock. In aggregate, the Company issued 24,043,329 shares of common stock in connection with the exchanges and conversion and paid approximately $2,300,000 in cash to satisfy the Two-Year Interest Make-Whole payment. None of the 6.52% Notes are currently outstanding and no gain or loss was recorded on the conversion of the 6.52% Senior Notes, which was done in accordance with the underlying indenture.

In August and September 2003, we issued an aggregate of $100 million and $25 million, respectively, principal amount of 2½% Convertible Subordinated Notes due 2023. The 2½% Subordinated Notes are convertible into shares of our common stock at a conversion price of $13.85 per share, subject to adjustment in certain events. The 2½% Subordinated Notes bear interest at 2½% per year, payable semiannually on March 1 and September 1, commencing on March 1, 2004 and are subordinated to existing and future senior indebtedness of Alkermes.

We may elect to automatically convert the notes anytime the closing price of our common stock has exceeded 150% of the conversion price ($20.78), for at least 20 trading days during any 30-day trading period. We may redeem some or all of the notes on or after September 6, 2006.

(26)

Holders of the notes have the right to require us to repurchase some or all of their notes on September 1, 2008, 2013, and 2018 and upon certain events, including a change in control.

If an automatic conversion occurs on or prior to September 1, 2006, we will pay additional interest in cash or, at our option, in common stock, equal to three full years of interest on the converted notes or “Three-Year Interest Make-Whole”, less any interest actually paid or provided for on the notes prior to automatic conversion. If we elect to pay the additional interest in common stock, the shares of common stock will be valued at 97.5% of the average closing price of our common stock for the five trading days immediately preceding the second trading day prior to the conversion date.

As a part of the sale of the 2½% Subordinated Notes, we incurred approximately $3,900,000 of offering costs which were recorded as “Other assets” in the consolidated balance sheets and are being amortized to interest expense over five years through September 1, 2008, the first date on which holders of the 2½% Subordinated Notes have the right to require us to repurchase the 2½% Subordinated Notes.

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

(27)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of FASB 150 did not have a material impact on our financial position and results of operations.

(28)

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

Our “available-for-sale” marketable securities are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase of the financial instrument. A 10% change in year-end market interest rates would result in no material impact on the net fair value of such interest-sensitive financial instruments.

A 10% increase or decrease in market interest rates on our 2½% Subordinated Notes and 3.75% Subordinated Notes would result in no material impact on our notes.

(29)

Item 4. Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

(a)  Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)  Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(30)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In October and early November 2003, the Company and certain of its current and former officers and directors were named as defendants in purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. These actions were allegedly filed on behalf of purchasers of the Company’s common stock during the period April 22, 1999 to July 1, 2002 and generally allege, among other things, that, during such period, the defendants made misstatements to the investing public relating to FDA approval of the Company’s Risperdal Consta(tm) product. The complaints seek unspecified damages. The Company believes the plaintiffs’ allegations lack merit and intends to vigorously defend the lawsuits.

Item 2. Changes in Securities and Use of Proceeds

2½% Subordinated Notes

In August and September 2003, we issued and sold $125 million aggregate principal amount of 2½% Subordinated Notes to U.S. Bancorp Piper Jaffray (the “ Initial Purchaser”). The underwriting commissions and discounts totaled $3.75 million. The maturity date of the 2½% Subordinated Notes is September 1, 2023. We are obligated to pay interest at a rate of 2½% per year on each of March 1 and September 1, beginning March 1, 2004.

The 2½% Subordinated Notes were issued and sold in transactions exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to persons reasonably believed by the Initial Purchaser to be “qualified institutional buyers” (“QIBs”) as defined in Rule 144A under the Securities Act or institutional accredited investors or sophisticated investors.

The 2½% Subordinated Notes are convertible into shares of our common stock at a conversion price of $13.85 per share, subject to adjustment in certain events.

We may elect to automatically convert the notes anytime the closing price of our common stock has exceeded $20.78, or 150% of the conversion price, for at least 20 trading days during any 30-day trading period. We may redeem some or all of the notes on or after September 6, 2006. Holders of the notes have the right to require us to repurchase some or all of their notes on September 1, 2008, 2013 and 2018 and upon certain events, including a change in control.

If an automatic conversion occurs on or prior to September 1, 2006, we will pay additional interest in cash or, at our option, in common stock, equal to three full years of interest on the converted notes or “Three-Year Interest Make-Whole”, less any interest actually paid or provided for on the notes prior to automatic conversion. If we elect to pay the additional interest in common stock, the shares of common stock will be valued at 97.5% of the average closing price of our common stock for the five trading days immediately preceding the second trading day prior to the conversion date.

(31)

On September 3, 2003, we filed a registration statement on Form S-1 to register the 2½% Subordinated Notes and the shares of common stock issuable upon conversion thereof, which was declared effective on September 7, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Alkermes held on September 9, 2003, the holders of common stock approved an amendment to the 1999 Stock Option Plan to increase to 14,400,000 the number of shares issuable upon exercise of options granted thereunder, an increase of 3,000,000 shares. There were 65,479,484 votes for, and 7,052,950 votes against, the amendment of the plan, no broker non-votes and 189,581 abstentions.

Also at the Annual Meeting of Shareholders, the holders of common stock approved an amendment to the Stock Option Plan for Non-Employee Directors to increase to 1,000,000 the number of shares issuable upon the exercise of options thereunder, an increase of 500,000 shares. There were 66,486,635 votes for, and 6,043,714 votes against, the adoption of the plan, no broker non-votes and 191,666 abstentions.

Also at the Annual Meeting of Shareholders, the holders of common stock elected the following as directors for terms of one year expiring on the date of the 2004 Annual Meeting or until their respective successors are duly elected and shall qualify:

	Votes	Authority
Nominee	For	Withheld

Floyd E. Bloom	45,145,388	27,576,627
Robert A. Breyer	70,677,179	2,044,836
Gerri Henwood	70,684,854	2,037,161
Paul J. Mitchell	70,452,288	2,269,727
Richard F. Pops	70,593,069	2,128,946
Alexander Rich	45,102,604	27,619,411
Paul Schimmel	43,900,620	28,821,395
Michael A. Wall	43,891,217	28,830,798

(32)

Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits:

Exhibit No.

4.1	Indenture, dated August 22, 2003, between Alkermes, Inc. and U.S. Bank National Association, as Trustee (2½% Subordinated Notes) (Incorporated by reference to Exhibit 4.7 to the Registrant’s Report on Form S-1, as amended (File No. 333-108483).)

4.2	Form of 2½% Subordinated Note (Incorporated by reference to Exhibit 4.7 to the Registrant’s Report on Form S-1, as amended (File No. 333-108483).)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.

(b)  During the quarter ended September 30, 2003, the Company furnished a Current Report on Form 8-K, dated August 7, 2003 under Item 12. Subsequent to September 30, 2003, the Company filed two Current Reports on Form 8-K, dated October 29, 2003 both under Item 5 and a Current Report on Form 8-K dated November 5, 2003 under Item 12.

(33)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES, INC.
(Registrant)

Date: November 13, 2003	By:	/s/ Richard F. Pops

Richard F. Pops
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2003	By:	/s/ James M. Frates

James M. Frates
Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

(34)