Form 10-Q
period 2003-12-31
ALKERMES INC
filed 2004-02-12
CIK 874663

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of February 5, 2004

Common Stock, par value $.01	89,257,009
Non-Voting Common Stock, par value $.01	382,632

ALKERMES, INC. AND SUBSIDIARIES

INDEX

Page No.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Condensed Consolidated Balance Sheets	3
- December 31, 2003 and March 31, 2003
Condensed Consolidated Statements of Operations	4
- Three months ended December 31, 2003 and 2002
- Nine months ended December 31, 2003 and 2002
Condensed Consolidated Statements of Cash Flows	5
- Nine months ended December 31, 2003 and 2002
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 6. Exhibits and Reports on Form 8-K	31
SIGNATURES	32

(2)

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$11,948,791	$72,478,675
Investments - short term	153,716,271	63,615,497
Receivables	9,212,734	7,300,923
Prepaid expenses and other current assets	3,196,200	2,166,238
Inventory	5,359,577	2,576,082

Total current assets	183,433,573	148,137,415

Property, Plant and Equipment:
Land	235,000	235,000
Building	15,627,456	5,093,815
Furniture, fixtures and equipment	68,605,331	56,005,820
Equipment under capital lease	463,611	—
Leasehold improvements	57,368,915	31,603,290
Construction in progress	1,944,381	39,500,993

	144,244,694	132,438,918
Less accumulated depreciation and amortization	(48,020,165)	(40,964,851)

	96,224,529	91,474,067

Investments - long term	8,001,006	8,945,908

Other Assets	9,009,234	7,141,780

Total Assets	$296,668,342	$255,699,170

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$17,544,671	$14,252,083
Accrued interest	1,138,762	2,901,984
Accrued restructuring costs	1,694,144	3,537,010
Deferred revenue	20,828,128	12,253,338
Derivative liability related to convertible subordinated notes	4,150,000	13,300,000
Obligation under capital lease - current portion	79,878	—
Long-term obligations - current portion	—	7,800,000

Total current liabilities	45,435,583	54,044,415

Deferred revenue	—	10,114,032

Obligation under capital lease	358,583	—

2½% Convertible Subordinated Notes	121,375,470	—

3.75% Convertible Subordinated Notes	676,000	676,000

6.52% Convertible Senior Subordinated Notes	—	165,910,429

Convertible Preferred Stock, par value $.01 per share: authorized and issued, 3,000 shares at December 31, 2003 and March 31, 2003, respectively (at liquidation preference)	30,000,000	30,000,000

Shareholders’ Equity (Deficit):
Capital stock, par value $.01 per share: authorized, 4,550,000 shares; none issued; includes 2,997,000 shares of preferred stock	—	—
Common stock, par value $.01 per share:
authorized, 160,000,000 shares; issued, 89,074,043 and 64,692,848 shares at December 31, 2003 and March 31, 2003, respectively	890,741	646,929
Non-voting common stock, par value $.01 per share:
authorized, 450,000 shares; issued, 382,632 at December 31, 2003 and March 31, 2003	3,826	3,826
Additional paid-in capital	625,909,296	447,103,721
Deferred compensation	(391,957)	(1,864,281)
Accumulated other comprehensive income (loss)	828,845	(173,104)
Accumulated deficit	(528,418,045)	(450,762,797)

Total shareholders’ equity (deficit)	98,822,706	(5,045,706)

Total Liabilities and Shareholders’ Equity (Deficit)	$296,668,342	$255,699,170

See notes to condensed consolidated financial statements.

(3)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Revenues:
Manufacturing and royalty revenues	$8,636,344	$—	$15,490,752	$—
Research and development revenue under collaborative arrangements	2,584,882	15,194,913	7,481,962	34,957,409

Total revenues	11,221,226	15,194,913	22,972,714	34,957,409

Expenses:
Cost of goods manufactured	4,069,415	—	11,196,771	—
Research and development	21,148,198	21,165,800	66,225,725	73,951,635
General and administrative	6,537,692	5,367,143	18,236,343	20,579,906
Restructuring	—	2,274,497	—	5,956,216

Total expenses	31,755,305	28,807,440	95,658,839	100,487,757

Net operating loss	(20,534,079)	(13,612,527)	(72,686,125)	(65,530,348)

Other income (expense):
Interest income	957,042	552,592	2,600,451	2,986,467
Other (expense) income, net	(745,589)	—	1,761,822	—
Gain on exchange of notes	—	80,849,437	—	80,849,437
Derivative income (loss) related to convertible notes	650,000	—	(4,014,437)	—
Interest expense	(1,190,455)	(2,058,281)	(5,316,959)	(6,206,129)

Total other income (expense)	(329,002)	79,343,748	(4,969,123)	77,629,775

Equity in losses of Reliant Pharmaceuticals, LLC	—	(24,481,555)	—	(83,951,109)

Net (loss) income	($20,863,081)	$41,249,666	($77,655,248)	($71,851,682)

Net (loss) income per common share:
Basic	($0.23)	$0.64	($0.97)	($1.12)

Diluted	($0.23)	$0.62	($0.97)	($1.12)

Weighted average common shares used to compute net (loss) income per share:
Basic	89,013,535	64,409,132	79,719,932	64,329,456

Diluted	89,013,535	67,059,246	79,719,932	64,329,456

See notes to condensed consolidated financial statements.

(4)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2003	2002

Cash flows from operating activities:
Net loss	($77,655,248)	($71,851,682)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,234,907	6,902,847
Gain on sale of equipment	(96,187)	—
Other noncash charges	2,801,979	2,213,081
Equity in losses of Reliant Pharmaceuticals, LLC	—	83,951,109
Other noncash income	(1,761,822)	—
Gain on exchange of notes	—	(80,849,437)
Derivative loss related to convertible subordinated notes	4,014,437	—
Changes in assets and liabilities:
Receivables	(1,911,811)	4,363,344
Prepaid expenses and other current assets	(3,814,701)	2,382,754
Accounts payable, accrued expenses and accrued interest	(761,644)	(2,061,491)
Accrued restructuring costs	(1,842,866)	3,820,119
Deferred revenue	(1,553,042)	18,164,259

Net cash used by operating activities	(74,345,998)	(32,965,097)

Cash flows from investing activities:
Additions to property, plant and equipment	(12,703,521)	(40,115,030)
Proceeds from sales of equipment	784,235	6,050,174
Purchases of available-for-sale investments	(194,388,353)	(77,913,906)
Sales of available-for-sale investments	105,118,723	165,331,906
(Increase) decrease in other assets	(98,491)	12,478

Net cash (used by) provided by investing activities	(101,287,407)	53,365,622

Cash flows from financing activities:
Proceeds from issuance of common stock	1,954,808	913,856
Proceeds from issuance of 2½% Subordinated Notes	125,000,000	—
Proceeds from issuance of 6.52% Convertible Senior Subordinated Notes	—	60,000,000
Proceeds from issuance of convertible preferred stock	—	30,000,000
Payment of long-term obligations	(7,825,150)	(3,050,000)
Payment of financing costs in connection with 2½% Subordinated Notes	(3,961,768)	—
Payment of financing costs in connection with 6.52% Convertible Senior Subordinated Notes	—	(4,454,030)
Repayment of loan	—	(10,000,000)

Net cash provided by financing activities	115,167,890	73,409,826

Effect of exchange rate changes on cash	(64,369)	78,449

Net (decrease) increase in cash and cash equivalents	(60,529,884)	93,888,800
Cash and cash equivalents, beginning of period	72,478,675	16,023,074

Cash and cash equivalents, end of period	$11,948,791	$109,911,874

Supplementary information:
Cash paid for interest	$7,894,075	$7,215,366

Cash paid for income taxes	$84,201	$75,302

Conversion of 6.52% Convertible Senior Subordinated Notes and interest into common stock	$177,264,308	$—

Equipment acquired under capital lease	$463,611	$—

Exchange of 3.75% Convertible Subordinated Notes for 6.52% Convertible Senior Subordinated Notes	$—	$114,985,000

See notes to condensed consolidated financial statements.

(5)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The consolidated financial statements of Alkermes, Inc. (the “Company”) for the three and nine months ended December 31, 2003 and 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended March 31, 2003, 2002 and 2001, which are contained in the Company’s Annual Report for the year ended March 31, 2003 filed on Form 10-K. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. (“AIR®”), Alkermes Investments, Inc., Alkermes Europe, Ltd. and Alkermes Development Corporation II (“ADC II”), wholly owned subsidiaries of the Company.

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

(6)

2.   COMPREHENSIVE INCOME (LOSS)

Comprehensive loss for the three and nine months ended December 31, 2003 and 2002 is as follows:

	Three Months	Three Months
	Ended	Ended
	December 31, 2003	December 31, 2002

Net (loss) income	($20,863,081)	$41,249,666
Foreign currency translation adjustments	(9,975)	1,587
Unrealized loss on marketable securities	(424,546)	(215,052)

Comprehensive (loss) income	($21,297,602)	$41,036,201

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2003	December 31, 2002

Net loss	($77,655,248)	($71,851,682)
Foreign currency translation adjustments	(31,293)	56,847
Unrealized gain (loss) on marketable securities	1,033,242	(1,936,953)

Comprehensive loss	($76,653,299)	($73,731,788)

3.   NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. For the three and nine months ended December 31, 2003 and the nine months ended December 31, 2002, the Company was in a net loss position and, therefore, diluted net loss per share is the same amount as basic net loss per share. Basic net income (loss) per share excludes any dilutive effect from stock options and awards, convertible preferred stock and convertible subordinated notes. Certain common shares potentially issuable were not included in the computation of diluted net loss per share for the three and nine months ended December 31, 2003 and the nine months ended December 31, 2002 because they would have an antidilutive effect due to net losses for such periods.

(7)

3.   NET LOSS PER SHARE (Continued)

Common shares potentially issuable but excluded from the calculation of net loss per share for the three and nine months ended December 31, 2003 and the nine months ended December 31, 2002 consist of the following:

	2003	2002

Stock options and awards (exercise prices ranging from $0.30 to $96.88, with a weighted average exercise price of $15.60)	16,013,040	13,963,588
Shares issuable on conversion of 3.75% Convertible Subordinated Notes	9,978	9,978
Shares issuable on conversion of 6.52% Convertible Senior Subordinated Notes	—	22,727,024
Shares issuable on conversion of 2½% Convertible Subordinated Notes	9,025,275	—
Shares issuable on conversion of Non-voting common stock	382,632	382,632
Shares issuable on conversion of Convertible Preferred Stock	2,304,289	762,447

	27,735,214	37,845,669

For the three months ended December 31, 2002, the difference between basic and diluted shares used in the computation of earnings per common share was 2,650,114 common equivalent shares. These securities include stock options and awards to purchase 1,258,002 shares of common stock; 382,632 shares of common stock issuable upon conversion of non-voting common stock; 247,033 shares of common stock issuable upon conversion of the 6.52% Convertible Senior Subordinated Notes; and 762,447 shares of common stock issuable upon conversion of the Convertible Preferred Stock.

4.   STOCK BASED COMPENSATION

The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options and awards to employees. The Company accounts for stock options and awards to nonemployees using the fair-value method.

Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the grant date. Under the fair-value method, compensation associated with stock awards to nonemployees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for nonemployee awards is generally the date performance of certain services is complete. Pro forma information regarding net income (loss) and basic and diluted income (loss) per common share for the three and nine months ended December 31, 2003 and 2002 has been determined as if the Company had accounted for its employee stock options under the fair-value method.

(8)

4.   STOCK BASED COMPENSATION (Continued)

Using the Black-Scholes option-pricing model, the weighted average fair value of options granted in the three months ended December 31, 2003 and 2002 was $7.31 and $4.13, and in the nine months ended December 31, 2003 and 2002 was $6.43 and $3.66, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the vesting period of the option.

Pro forma information for the three and nine months ended December 31, 2003 and 2002 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net (loss) income—as reported	($20,863,081)	$41,249,666	($77,655,248)	($71,851,682)
Add: Stock-based compensation as reported in the consolidated statements of operations	167,196	490,588	1,302,594	1,508,837
Deduct: Total stock-based employee compensation expense determined under fair-value method for all options and awards	(5,481,990)	(5,669,762)	(16,392,310)	(19,850,820)

Pro forma net (loss) income	($26,177,875)	$36,070,492	($92,744,964)	($90,193,665)

Net (loss) income per common share—as reported
Basic	($0.23)	$0.64	($0.97)	($1.12)

Diluted	($0.23)	$0.62	($0.97)	($1.12)

Net (loss) income per common share—pro forma
Basic	($0.29)	$0.56	($1.16)	($1.40)

Diluted	($0.29)	$0.54	($1.16)	($1.40)

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Expected life (years)	4	4	4	4
Interest rate	3.17%	3.07%	2.91%	3.07%
Volatility	73%	74%	73%	74%

(9)

5.   INVENTORY

Inventory is stated at the lower of cost or market and consists of currently marketed products. Cost is determined in a manner that approximates the first-in, first-out method. Inventory consists of the following at:

	December 31,	March 31,
	2003	2003

Raw materials	$952,512	$620,653
Work in process	1,941,771	1,955,429
Finished goods	2,465,294	—

	$5,359,577	$2,576,082

6.   CONVERTIBLE NOTES

Conversion of 6.52% Senior Notes – In June 2003, the Company announced that it had exercised its right to automatically convert all of its outstanding 6.52% Convertible Senior Subordinated Notes due December 31, 2009 (the “6.52% Senior Notes”) into shares of the Company’s common stock, par value $0.01 per share, in July, 2003. During June and July 2003, $150,707,000 principal amount of 6.52% Senior Notes were exchanged for, and $23,882,000 principal amount of such notes were converted into, the Company’s common stock. In aggregate, the Company issued 24,043,329 shares of common stock in connection with the exchanges and conversions and paid approximately $2,300,000 in cash to satisfy a two-year interest make-whole provision in the bond indenture. None of the 6.52% Notes are currently outstanding and no gain or loss was recorded on the conversion of the 6.52% Senior Notes, which was done in accordance with the underlying indenture.

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

If an automatic conversion occurs on or prior to September 1, 2006, the Company will pay additional interest in cash or, at the Company’s option, in common stock, equal to three full years of interest on the converted notes (the “Three-Year Interest Make-Whole”), less any interest actually paid or provided for on the notes prior to automatic conversion. If the Company elects to pay the additional interest in common stock, the shares of common stock will be valued at 97.5% of the average closing price of the Company’s common stock for the five trading days

(10)

6.   CONVERTIBLE NOTES (Continued)

immediately preceding the second trading day prior to the conversion date. See discussion of the embedded derivative related to the Three-Year Interest Make-Whole in Note 7 below.

As a part of the sale of the 2½% Subordinated Notes, the Company incurred approximately $4,000,000 of offering costs which were recorded as other assets in the consolidated balance sheets and are being amortized to interest expense over five years through September 1, 2008, the first date on which holders of the 2½% Subordinated Notes have the right to require the Company to repurchase the 2½% Subordinated Notes.

7.   DERIVATIVES

6.52% Senior Notes – The Company recorded a derivative liability related to the 6.52% Senior Notes. Pursuant to the terms of the 6.52% Senior Notes, the Company would pay additional interest equal to two full years of interest on the 6.52% Senior Notes (the “Two-Year Interest Make-Whole”) if the 6.52% Senior Notes were automatically converted on or prior to December 30, 2004 or if the holders voluntarily converted prior to December 30, 2004. The Two-Year Interest Make-Whole represented an embedded derivative which was required to be accounted for apart from the underlying 6.52% Senior Notes. In June 2003, the Company announced that it exercised its automatic conversion right for the 6.52% Senior Notes. The embedded derivative was adjusted to the value of the remaining balance of the Two-Year Interest Make-Whole payment, or approximately $17.1 million, at June 30, 2003 and was accounted for as a liability on the consolidated balance sheets. A $3.8 million charge to “Derivative income (loss) related to convertible notes” was recorded in the consolidated statements of operations in the quarter ended June 30, 2003 to account for the increase of this derivative liability. In July 2003, upon conversion of the then outstanding 6.52% Senior Notes and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and the balance was reduced to zero.

2½% Subordinated Notes – In August and September 2003, the Company issued $125 million principal amount of 2½% Subordinated Notes. The Three-Year Interest Make-Whole provision, included in the note indenture and described in Note 6, represents an embedded derivative which is required to be accounted for apart from the underlying 2½% Subordinated Notes. At issuance of the 2½% Subordinated Notes, the Three-Year Interest Make-Whole had an estimated initial aggregate fair value of $3.9 million, which reduced the amount of the outstanding debt and has been recorded as a derivative liability in the consolidated balance sheets. The Three-Year Interest Make-Whole amount will be adjusted to its fair value on a quarterly basis until it expires or is paid and such adjustments will be charged to “Derivative income (loss) related to convertible notes” in the consolidated statements of operations. In the three months ended December 31, 2003, the Company recorded income of $0.65 million under the caption “Derivative income (loss) related to convertible notes” in the consolidated statements of operations to account for the decrease of this derivative liability from September 30, 2003 through December 31, 2003. The recorded value of the derivative liability related to the 2½% Subordinated Notes can fluctuate significantly based on fluctuations in the market value of the Company’s common stock.

Warrants – The Company has recorded net charges of approximately $0.75 million and net gains of approximately $1.8 million in the three and nine months ended December 31, 2003,

(11)

7.   DERIVATIVES (Continued)

respectively, in other (expense) income in the consolidated statements of operations in connection with the changes in the fair value of warrants of publicly traded companies received by us from licensees. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants. At December 31, 2003, the warrants had a fair value of approximately $2.8 million and were recorded under the caption “Other assets” in our consolidated balance sheets.

8.   INVESTMENT IN RELIANT PHARMACEUTICALS, LLC

In December 2001, the Company purchased approximately 63% of an offering by Reliant of its Series C Convertible Preferred Units, which represented approximately 19% of the equity interest in Reliant, for a purchase price of $100,000,000. The investment has been accounted for under the equity method of accounting because Reliant is organized as a limited liability company, which is treated in a manner similar to a partnership. Because, at the time of the Company’s investment, Reliant had an accumulated deficit from operations and a deficit in members’ capital, under applicable accounting rules, the Company’s share of Reliant’s losses from the date of the Company’s investment has been recognized in proportion to the Company’s percentage participation in the Series C financing, and not in proportion to the Company’s percentage ownership interest in Reliant. The Company records its equity in the income or losses of Reliant three months in arrears. For the three and nine months ended December 31, 2003, this charge amounted to $0 and $0, respectively as compared to $24.5 million and $84.0 million for the same periods of the prior year, and is recorded in the Company’s consolidated statements of operations under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.”

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

During the period from September 2003 through December 2003, Reliant closed on offerings of its Series D Convertible Preferred Units at a price of $20 per unit totaling approximately $271.4 million, including the exchange of approximately $65.9 million of existing secured debt under its credit facility. The Series D Convertible Preferred Units rank senior to the Series A, B and C Preferred Units and the common units.

The Series D Convertible Preferred Unit holders are entitled to receive a preferred return at an annual rate of 8.5%, compounded quarterly.

As a result of the Series D offering by Reliant, Alkermes’ ownership percentage in Reliant has been reduced from approximately 19% to approximately 12.5%.

(12)

8.   INVESTMENT IN RELIANT PHARMACEUTICALS, LLC (Continued)

Summarized unaudited financial information of Reliant for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2003	2002	2003	2002

Revenues	$47,260	$38,602	$122,250	$139,372
Cost and expenses	62,224	68,385	210,507	245,847
Net loss	(14,964)	(29,783)	(88,257)	(106,475)

9.   RESTRUCTURING OF OPERATIONS

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

In connection with the restructuring program, the Company recorded charges of approximately $6.5 million in the consolidated statements of operations and comprehensive loss for the year ended March 31, 2003, which consisted of approximately $1.5 million in employee separation costs, including severance and related benefits, and approximately $5.0 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee, the length of time it will take to sublease certain of the Company’s facilities and the lease rates at which the Company may negotiate sublease agreements with third parties. As of December 31, 2003, the Company had paid an aggregate of approximately $1.5 million in employee separation costs and $3.3 million in facility closure costs under the restructuring program.

(13)

9.   RESTRUCTURING OF OPERATIONS (Continued)

The amounts in the accrual are expected to be paid through fiscal 2006. Pursuant to the restructuring plan, the following charges and payments have been recorded during the nine months ended December 31, 2003:

				Balance,
	Balance,	Charge for	Payments for	December 31,
Type of Liability	April 1, 2003	the Period	the Period	2003

Employee separation costs	$16,547	$—	($16,547)	$—
Facility closure costs	3,520,463	—	(1,826,319)	1,694,144

Total	$3,537,010	$—	($1,842,866)	$1,694,144

The Company substantially completed its restructuring program during fiscal 2003 and the remaining activity consists solely of payments associated with abandoned facilities. However, the Company’s remaining restructuring accrual is an estimate of costs associated with leases of closed facilities and may require adjustment in the future.

10.   LITIGATION

Beginning in October 2003, the Company and certain of its current and former officers and directors have been named as defendants in purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The cases are captioned Bennett v. Alkermes, Inc., et. al., 1:03-CV-12091 (D. Mass.); Ragosta v. Alkermes, Inc., et. al., 1:03-CV-12184 (D. Mass.); Barry Family LP v. Alkermes, Inc., et. al., 1:03-CV-12243 (D. Mass.); Waltzer v. Alkermes, Inc., et. al., 1:03-CV-12277 (D. Mass.); Folkerts v. Alkermes, Inc., et. al., 1:03-CV-12386 (D. Mass.); and Slavas v. Alkermes, Inc., et. al., 1:03-CV-12471 (D. Mass.). These actions were allegedly filed on behalf of purchasers of the Company’s common stock during the period April 22, 1999 to July 1, 2002 and generally allege, among other things, that, during such period, the defendants made misstatements to the investing public relating to FDA approval of the Company’s Risperdal Consta product. The complaints seek unspecified damages. Although the Company believes these allegations lack merit and intends to vigorously defend against them, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.

(14)

11.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2000, the Emerging Issues Task Force (“EITF”) released EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” for comment which addresses revenue recognition for arrangements with multiple deliverables. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF Issue No. 00-21 on June 1, 2003 and it did not have a material impact on the Company’s financial position and results of operations.

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

(15)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we” or “our”), a Pennsylvania corporation organized in 1987, is an emerging pharmaceutical company developing products based on applying our proprietary drug delivery technologies. Our areas of focus include: controlled, extended-release of injectable drugs using our ProLease® and Medisorb® delivery systems and the development of inhaled pharmaceuticals based on our proprietary Advanced Inhalation Research, Inc. (“AIR®”) pulmonary delivery system. Our business strategy is two-fold. We partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. We have a pipeline of products and product candidates in various stages of development, including our proprietary product candidate, Vivitrex®, for which we announced successful Phase III clinical trial results in December 2003 and two marketed products, Risperdal Consta™ and Nutropin Depot®. In addition to our Massachusetts corporate headquarters, research and manufacturing facilities, we operate research and manufacturing facilities in Ohio. Since our inception in 1987, we have devoted a significant portion of our resources to research and development programs and the purchase of property, plant and equipment. At December 31, 2003, we had an accumulated deficit of $528.4 million. We expect to incur substantial additional operating losses over the next few years.

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

Forward-Looking Statements

Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning future operating results, manufacturing revenues, research and development spending, capital expenditures and future financings. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises or guarantees and our business is subject to significant risks and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) Risperdal Consta, Nutropin Depot and our product candidates (including our proprietary product candidate,

(16)

Vivitrex), if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved, and, if launched, may not produce significant revenues; (ii) we rely on our partners to determine the regulatory and marketing strategies for Risperdal Consta and Nutropin Depot; (iii) after the completion of clinical trials for our product candidates (including our proprietary product candidate, Vivitrex) and the submission to the FDA of a New Drug Application (“NDA”) for marketing approval and requests for marketing approval to other health authorities, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays, or such authorities could refuse to approve the product at all; (iv) we may be unable to manufacture our first products, Risperdal Consta and Nutropin Depot, or to manufacture or scale-up our future products, including our proprietary product candidate, Vivitrex, on a commercial scale or economically; (v) whether additional regulatory approvals will be received or whether commercial launches of Risperdal Consta in countries where it has been or may be approved occur in a timely or successful manner; (vi) Risperdal Consta, Nutropin Depot and our product candidates (including our proprietary product candidate, Vivitrex), in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (vii) we may enter into a collaboration with a third party to market or fund a proprietary product candidate and the terms of such a collaboration may not meet our expectations; (viii) our delivery technologies or product development efforts may not produce safe, efficacious or commercially viable products; (ix) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (x) unexpected events could interrupt manufacturing operations at our Risperdal Consta and Nutropin Depot facilities, which are, in each case, the sole source of supply for these products; (xi) clinical trials are a time-consuming and expensive process; (xii) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (xiii) we may not recoup any of our $100 million investment in Reliant Pharmaceuticals, LLC (“Reliant”); (xiv) the securities litigation brought against us may result in financial losses or require the dedication of significant management resources; (xv) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xvi) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xvii) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xviii) we may need to spend substantial funds to become profitable and will, therefore, continue to incur losses for the foreseeable future; and (xix) we may need to raise substantial additional funding to continue research and development programs and clinical trials and could incur difficulties or setbacks in raising such funds.

The forward-looking statements made in this document are made only as of the date hereof and we do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

(17)

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

Equity Method Investment in Reliant – In December 2001, we purchased 63% of an offering by Reliant of its Series C Convertible Preferred Units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100 million. The investment has been accounted for under the equity method of accounting because Reliant is organized as a limited liability company, which is treated in a manner similar to a partnership. Because, at the time of our investment, Reliant had an accumulated deficit from operations and a deficit in members capital, under applicable accounting rules, our share of Reliant’s losses from the date of our investment has been recognized in proportion to our percentage participation in the Series C financing, and not in proportion to our percentage ownership interest in Reliant. We record our equity in the income or losses of Reliant three months in arrears. For the three and nine months ended December 31, 2003, this charge amounted to $0 and $0, respectively. For the three and nine months ended December 31, 2002, this charge amounted to $24.5 million and $84.0 million and was recorded in our consolidated statements of operations under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.” Our $100 million investment was reduced to $0 during the fiscal year ended March 31, 2003. Since we have no further funding commitments to Reliant, we will not record any further share of losses in Reliant in our consolidated statement of operations. To the extent Reliant has net income in the future, we would record our proportional share of Reliant’s net income. Reliant is a privately held company over which we do not exercise control and we have relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to us to calculate our share of Reliant’s losses.

(18)

During the period from September 2003 through December 2003, Reliant closed on offerings of its Series D Preferred Units at a price of $20 per unit totaling approximately $271.4 million, including the exchange of approximately $65.9 million of existing secured debt under its credit facility. The Series D Preferred Units rank senior to the Series A, B and C Preferred Units and the common units. The Series D Preferred Unit holders are entitled to receive a preferred return at an annual rate of 8.5%, compounded quarterly.

As a result of the Series D offering by Reliant, Alkermes’ ownership percentage in Reliant has been reduced from approximately 19% to approximately 12.5%.

Derivatives Embedded in Certain Debt Securities – Certain of our debt securities have contained features providing for cash payments to be made in the event of our stock price exceeding certain levels and triggering conversions of the debt to common stock. In general, these features call for make-whole payments equal to two or three years of interest on the debt less any amounts paid or accrued prior to the date conversion is triggered. These features expire once the holder has received a defined number of interest payments.

These features represent embedded derivatives which are required to be accounted for separately from the related debt securities. The estimated fair value of these features is valued using a simulation model that incorporates factors such as the current price of our common stock, its volatility, and time to expiration. Changes in the estimated fair value of the liability represented by these factors are charged to the consolidated statements of operations under the caption “Derivative income (loss) related to convertible notes.” These adjustments will be required until the features are either triggered or expire. The recorded value of these liabilities can fluctuate significantly based on changes in the value of our common stock.

Warrant Valuation – We hold warrants to acquire shares of certain publicly held companies, received in connection with our collaboration and licensing activities. The warrants are valued using an established option pricing model and changes in value are recorded in the consolidated statements of operations under the caption “Other (expense) income, net.” The recorded value of these warrants can fluctuate significantly based on changes in the value of the underlying common stock of the issuer. At December 31, 2003, the warrants had a fair value of approximately $2.8 million and were recorded under the caption “Other assets” in our consolidated balance sheets.

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

(19)

contract by external companies, hospitals or medical centers. All such costs are charged to research and development expenses as incurred.

Results of Operations

The net loss for the three months ended December 31, 2003 provided in accordance with accounting principles generally accepted in the U.S. (known as “GAAP”) was $20.9 million or $0.23 per share as compared to net income of $41.2 million or $0.64 per share in the same period of the prior year. Included in net income for the three months ended December 31, 2002 are a non-recurring gain of approximately $80.9 million related to the exchange of our 3.75% Subordinated Notes for our 6.52%% Senior Notes in December 2002 and a $24.5 million noncash charge related to the equity investment we made in Reliant in December 2001. Our investment in Reliant has been reduced to $0, and since no further funding commitments exist to Reliant, we have not recorded any share of Reliant’s losses in the current quarter.

The net loss for the nine months ended December 31, 2003 provided in accordance with GAAP was $77.7 million or $0.97 per share as compared to a net loss of $71.9 million or $1.12 per share in the same period of the prior year. Included in the net loss for the nine months ended December 31, 2002 are the non-recurring gain of approximately $80.9 million and an $84.0 million noncash charge related to the equity investment we made in Reliant in December 2001.

Total manufacturing and royalty revenues for the three and nine months ended December 31, 2003 were $8.6 million and $15.5 million, including manufacturing and royalty revenues for Risperdal Consta of $8.2 million and $14.4 million, respectively. Beginning in the first quarter of fiscal 2004, as manufacturing and royalty revenues became material to our quarterly results, we began reporting royalty and manufacturing revenues separate from research and development revenues under collaborative arrangements. The increase in manufacturing and royalty revenues as compared to the three months ended September 30, 2003 was due to an increase in product shipped to our partner, Janssen Pharmaceutica, Inc. (“Janssen”), a wholly owned subsidiary of Johnson & Johnson, as well as an increase in royalties earned on worldwide sales of Risperdal Consta by our partner. Alkermes developed the delivery technology for Risperdal Consta, which is an injectable, long-acting formulation of Risperdal®, a Janssen Pharmaceutica, Inc. (“Janssen”) drug. Johnson & Johnson has filed for approval of Risperdal Consta around the world. On October 29, 2003, Johnson & Johnson Pharmaceutical Research and Development (“J&J PRD”) received a letter from the FDA approving Risperdal Consta for sale in the U.S. for the treatment of schizophrenia. Janssen Pharmaceutica Products, L.P. launched Risperdal Consta in the U.S. on December 3, 2003. To date the product has been approved for sale in approximately 50 countries outside the U.S. and is currently being marketed in more than 25 of such countries.

Our research and development revenue under collaborative arrangements for the three and nine months ended December 31, 2003 was $2.6 million and $7.5 million compared to $15.2 million and $35.0 million for the corresponding periods of the prior year. The decrease in such revenue was primarily the result of the restructuring of our AIR insulin and AIR hGH programs with Eli Lilly and Company (“Lilly”), changes in our partners, as well as changes in the stage of several other collaborative programs. Beginning January 1, 2003, we no longer record research and development revenue for work performed on the Lilly programs but instead use the proceeds from Lilly’s purchase of $30.0 million of our convertible preferred stock in December 2002 to pay for development costs into calendar year 2004. Also, in December 2002, the royalty payable to us based on revenues of potential inhaled insulin products was increased. Lilly has the right to

(20)

return the convertible preferred stock to us in exchange for a reduction in this royalty rate. At December 31, 2003, approximately $18.8 million of the proceeds from the sale of $30.0 million of our convertible preferred stock had been spent. In December 2003, Lilly made payments to us totaling approximately $7.0 million in order to fund an increase in the scope of our Lilly development programs. This funding has been recorded as deferred revenue in the consolidated balance sheets and we expect to recognize the $7.0 million as revenue after the proceeds from the sale of $30.0 million of our convertible preferred stock have been spent.

For the three and nine months ended December 31, 2003, the cost of goods manufactured was $4.1 million and $11.2 million, consisting of approximately $2.7 million and $7.5 million, respectively, for Risperdal Consta and approximately $1.4 million and $3.7 million, respectively, for Nutropin Depot.

Research and development expenses for the three and nine months ended December 31, 2003 were $21.1 million and $66.2 million as compared to $21.2 million and $74.0 million for the corresponding periods of the prior year. Beginning in the first quarter of fiscal 2004, as the cost of goods manufactured became material to our quarterly results, we began reporting such costs separate from research and development expenses. The decrease in research and development expenses for the three and nine months ended December 31, 2003 compared to the three and nine months ended December 31, 2002 is primarily because we now separately report the cost of goods manufactured for our commercial products, Risperdal Consta and Nutropin Depot. As a result, certain costs that were previously reported as research and development expenses are now reported as cost of goods manufactured. The decrease in research and development expenses for the three and nine months ended December 31, 2003 compared to the three and nine months ended December 31, 2002 was partially offset by an increase in occupancy costs and depreciation expense related to the expansion of our facilities in both Massachusetts and Ohio. There was also an increase in research and development costs in fiscal 2004 as compared to fiscal 2003 resulting from an increase in personnel and related costs and external research expenses related to the continuing development of our proprietary product candidates and our collaborators’ product candidates.

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

(21)

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

General and administrative expenses for the three and nine months ended December 31, 2003 were $6.5 million and $18.2 million as compared to $5.4 million and $20.6 million for the corresponding periods of the prior year. The increase for the three months ended December 31, 2003 compared to the same period of the prior year was primarily the result of increased personnel and related costs as well as increases in consulting and insurance costs. The decrease for the nine months ended December 31, 2003 as compared to the nine months ended December 31, 2002 was primarily the result of the write off in the quarter ended September 30, 2002 of approximately $2.7 million in deferred merger costs in connection with the termination of our proposed merger with Reliant. However, there was an increase in personnel and insurance costs in the nine months ended December 31, 2003 as compared to the same periods of the prior year.

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

In connection with the restructuring program, we recorded charges of approximately $6.5 million in the consolidated statements of operations and comprehensive loss for the year ended March 31, 2003, which consisted of approximately $1.5 million in employee separation costs, including

(22)

severance and related benefits, and approximately $5.0 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee, the length of time it will take to sublease certain of our facilities and the lease rates at which we may negotiate sublease agreements with third parties. As of December 31, 2003, we had paid an aggregate of approximately $1.5 million and $3.3 million in employee separation costs and facility closure costs, respectively.

The amounts in the accrual are expected to be paid through fiscal 2006. Pursuant to the restructuring plan, the following charges and payments have been recorded during the nine months ended December 31, 2003:

				Balance,
	Balance,	Charge for	Payments for	December 31,
Type of Liability	April 1, 2003	the Period	the Period	2003

Employee separation costs	$16,547	$—	($16,547)	$—
Facility closure costs	3,520,463	—	(1,826,319)	1,694,144

Total	$3,537,010	$—	($1,842,866)	$1,694,144

We substantially completed our restructuring program during fiscal 2003 and the remaining activity consists solely of payments associated with abandoned facilities. However, the remaining restructuring accrual is an estimate of costs associated with leases or closed facilities and may require adjustment in the future.

Interest income was $1.0 million and $2.6 million for the three and nine months ended December 31, 2003 as compared to $0.6 million and $3.0 million for the same periods of the prior year. The increase for the three months ended December 31, 2003 as compared to the same period of the prior year was primarily the result of higher cash and investment balances held during the three months ended December 31, 2003 compared to the three months ended December 31, 2002, partially offset by a decline in interest rates. The decrease for the nine months ended December 31, 2003 as compared to the nine months ended December 31, 2002 was primarily the result of a decline in interest rates, partially offset by higher cash and investment balances held during the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002.

Other (expense) income, net was $(0.75) million and $1.8 million in the three and nine months ended December 31, 2003 as compared to $0 and $0 for the three and nine months ended December 31, 2002. Other (expense) income, net for the three and nine months ended December 31, 2003 represents (expense) income recognized on the changes in the fair value of warrants of public companies held by us in connection with collaboration and licensing arrangements, which are recorded as derivatives under the caption “Other assets” in the consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

Derivative income (loss) related to convertible notes was $0.65 million and $(4.0) million in the three and nine months ended December 31, 2003 as compared to $0 and $0 for the three and nine months ended December 31, 2002. In June 2003, we announced that we had exercised our right

(23)

to automatically convert the 6.52% Senior Notes into our common stock in July 2003. The 6.52% Senior Notes contained a provision that if the automatic conversion occurred on or prior to December 30, 2004 or if the holders voluntarily converted prior to December 30, 2004, we would pay additional interest equal to two full years of interest on the converted 6.52% Senior Notes or the “Two-Year Interest Make-Whole,” less any interest paid prior to conversion. The Two-Year Interest Make-Whole represented an embedded derivative. The value of the embedded derivative was increased by $3.8 million in the quarter ended June 30, 2003 to reflect the full value of amounts to be paid pursuant to the Two-Year Interest Make-Whole. The total value of the derivative was approximately $17.1 million at June 30, 2003 and was reflected as a liability in the consolidated balance sheets. In July 2003, upon the conversion of the then outstanding 6.52% Senior Notes and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and the balance was reduced to zero.

In August and September 2003, we recorded a derivative liability related to the issuance of the 2½% Subordinated Notes. Pursuant to the terms of the 2½% Subordinated Notes, we will pay additional interest equal to three full years of interest on the 2½% Subordinated Notes if the 2½% Subordinated Notes are automatically converted on or prior to September 1, 2006 (the “Three-Year Interest Make-Whole”). The Three-Year Interest Make-Whole represents an embedded derivative. At issuance of $125 million principal amount of the 2½% Subordinated Notes, the Three-Year Interest Make-Whole had an estimated initial aggregate fair value of $3.9 million, which reduced the amount of the outstanding debt and has been recorded as a current liability in the consolidated balance sheets. The Three-Year Interest Make-Whole amount is adjusted to its fair value on a quarterly basis until it expires or is paid and such adjustments are charged to “Derivative income (loss) related to convertible notes” in the consolidated statements of operations. In the three months ended December 31, 2003, we recorded income of $0.65 million under the caption “Derivative income (loss) related to convertible notes” in the consolidated statements of operations to account for the decrease of this derivative liability from September 30, 2003 through December 31, 2003. The recorded value of the derivative liability related to the 2½% Subordinated Notes can fluctuate significantly based on fluctuations in the market value of our common stock.

Interest expense was $1.2 million and $5.3 million for the three and nine months ended December 31, 2003 as compared to $2.1 million and $6.2 million for the three and nine months ended December 31, 2002. The decrease for the three and nine months ended December 31, 2003 as compared to the prior year period was primarily the result of a decrease in the outstanding average debt balance as well as a lower interest rate payable on the convertible debt outstanding during the respective periods.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

Reliant

For the three and nine months ended December 31, 2003, the noncash charges related to our equity in the losses of Reliant amounted to $0 and $0, respectively, as compared to $24.5 million and $84.0 million for the same periods of the prior year. The noncash charges were recorded in

(24)

our consolidated statements of operations and comprehensive loss under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.” Our $100 million investment was reduced to zero during the year ended March 31, 2003. Since we have no further funding commitments to Reliant, we will not record any further share of losses of Reliant in our consolidated statements of operations and comprehensive loss. To the extent that Reliant has net income in the future, we would record our proportional share of Reliant’s net income. There can be no assurance that Reliant will have net income in the near future, if ever. Reliant is a privately held company over which we do not exercise control and we relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to us to calculate our share of Reliant’s losses.

Risperdal Consta

In August 2001, Janssen filed an NDA for Risperdal Consta with the FDA and similar regulatory filings have been submitted to other drug regulatory agencies worldwide. Risperdal Consta is a Medisorb long-acting formulation of Janssen’s antipsychotic drug Risperdal®. On October 29, 2003, the FDA approved Risperdal Consta for sale in the U.S. for the treatment of schizophrenia. Janssen Pharmaceutica Products, L.P. launched Risperdal Consta in the U.S. on December 3, 2003. Risperdal Consta has been approved in approximately 50 countries outside the U.S. and is in late-stage regulatory review in a number of other countries.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments were approximately $165.7 million at December 31, 2003 as compared to $136.1 million at March 31, 2003. The increase in cash and short-term investments during the nine months ended December 31, 2003 was primarily a result of the issuance of the 2½% Subordinated Notes issued in August and September 2003, with net proceeds of approximately $121.0 million. The increase in cash and short-term investments was offset by cash used to fund our operations, to acquire fixed assets and to make interest and principal payments on our indebtedness. In September 2003, we paid off in full (approximately $6.9 million) our outstanding notes payable to a bank.

We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper, with the exception of our $100 million investment in Reliant. Our investment objectives for our investments, other than our investment in Reliant, are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. Investments classified as long-term at December 31, 2003 consist of U.S. Government obligations held as collateral under certain letters of credit, lease and loan agreements.

All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Fair value is determined based on quoted market prices.

In December 2002, we and Lilly expanded the collaboration for the development of inhaled formulations of insulin and hGH based on our AIR pulmonary drug delivery technology and Lilly purchased $30 million of our newly issued Convertible Preferred Stock pursuant to a stock purchase agreement. We agreed to use the proceeds from the Convertible Preferred Stock to fund the development of inhaled insulin and hGH during calendar year 2003 and into calendar year 2004. We will not record any research and development revenue for these programs related to the $30 million in proceeds from the Convertible Preferred Stock. To the extent that the $30 million is not used for purposes specified in the agreement, Lilly will be entitled to credits for additional research services in the future. In addition, the royalty rate payable to us based on

(25)

revenues of potential inhaled insulin products has been increased. Lilly has the right to return the Convertible Preferred Stock to us in exchange for a reduction in this royalty rate. The Convertible Preferred Stock is convertible into our common stock at the market price at the time of conversion at our option or automatically upon the filing of a new drug application with the FDA for a pulmonary insulin product. The collaboration cannot terminate without cause until January 2005. We will register for resale all of our shares of common stock issued upon conversion of the Convertible Preferred Stock. At December 31, 2003, approximately $18.8 million of the proceeds from the sale of $30.0 million of our convertible preferred stock had been spent. In December 2003, Lilly made payments to us totaling approximately $7.0 million in order to fund an increase in the scope of our Lilly development programs. This funding has been recorded as deferred revenue in the consolidated balance sheets and we expect to recognize the $7.0 million as revenue after the proceeds from the sale of $30.0 million of our convertible preferred stock have been spent.

In August 2002, we announced the regulatory approval and expected commercial launch of Risperdal Consta in Germany and the United Kingdom. Under our agreements with Janssen and based on the foregoing, manufacturing revenues relating to our sales of Risperdal Consta to Janssen under a manufacturing and supply agreement are to be paid by Janssen to us in minimum annual amounts for up to ten years beginning in calendar 2003. The actual amount of such minimum manufacturing revenues will be determined by a formula and is currently estimated to aggregate approximately $150 million. The minimum revenue obligation will be satisfied upon receipt by us of manufacturing revenues relating to our sales of Risperdal Consta equaling such aggregate amount of minimum manufacturing revenues. In December 2002, Janssen prepaid the first two years of minimum manufacturing revenues to us, totaling $23.9 million and these amounts were recorded as deferred revenue. As of December 31, 2003, approximately $13.5 million of this prepayment was unearned and was recorded as a current liability under the caption deferred revenue in consolidated balance sheets.

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

Capital expenditures were approximately $12.7 million for the nine months ended December 31, 2003, principally reflecting equipment purchases and building expansion and improvements. We expect our capital expenditures to total approximately $14.0 million during fiscal year 2004, primarily to complete the expansion of our facilities in both Massachusetts and Ohio and for general purposes. During the nine months ended December 31, 2003, the expansion of our Wilmington, Ohio and Chelsea, Massachusetts facilities were substantially completed and validation is ongoing at both facilities. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing loans, General Electric Capital Corporation (“GECC”) and Johnson & Johnson Finance Corporation have security interests in certain of our assets.

(26)

In June 2003, we announced that we had exercised our right to automatically convert all of our outstanding 6.52% Senior Notes into shares of our common stock in July 2003. During June and July 2003, $150,707,000 principal amount of 6.52% Senior Notes were exchanged for, and $23,882,000 principal amount of 6.52% Senior Notes were converted into, the Company’s common stock. In aggregate, the Company issued 24,043,329 shares of common stock in connection with the exchanges and conversion and paid approximately $2,300,000 in cash to satisfy the Two-Year Interest Make-Whole payment. None of the 6.52% Notes are currently outstanding and no gain or loss was recorded on the conversion of the 6.52% Senior Notes, which was done in accordance with the underlying indenture.

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

As a part of the sale of the 2½% Subordinated Notes, we incurred approximately $4.0 million of offering costs, which were recorded as “Other assets” in the consolidated balance sheets and are being amortized to interest expense over five years through September 1, 2008, the first date on which holders of the 2½% Subordinated Notes have the right to require us to repurchase the 2½% Subordinated Notes.

We will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, and arrangements relating to assets or other financing methods or structures. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors. Our future capital requirements will also depend on many factors, including continued scientific progress in our research and development programs (including our proprietary product candidates), the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing facilities and of commercialization activities and arrangements and the cost of product in-licensing and any possible acquisitions and, for any

(27)

future proprietary products, the sales, marketing and promotion expenses associated with marketing products.

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

Recent Accounting Pronouncements

In July 2000, the Emerging Issues Task Force (“EITF”) released EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” for comment which addresses revenue recognition for arrangements with multiple deliverables. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We adopted EITF Issue No. 00-21 and it did not have a material impact on our financial position and results of operations.

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

(28)

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As part of our investment portfolio we own financial instruments that are sensitive to market risks. The investment portfolio, excluding our December 2001 $100 million investment in Reliant, is used to preserve our capital until it is required to fund operations, including our research and development activities. Our short and long-term investments consist of U.S. Government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our investments, excluding our investment in Reliant, are subject to interest rate risk, and could decline in value if interest rates increase. Due to the conservative nature of our short-term investments and investments policy we do not believe that we have a material exposure to interest rate risk. Although our investments, excluding our investment in Reliant, are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

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

(30)

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

Beginning in October 2003, the Company and certain of its current and former officers and directors have been named as defendants in purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The cases are captioned Bennett v. Alkermes, Inc., et. al., 1:03-CV-12091 (D. Mass.); Ragosta v. Alkermes, Inc., et. al., 1:03-CV-12184 (D. Mass.); Barry Family LP v. Alkermes, Inc., et. al., 1:03-CV-12243 (D. Mass.); Waltzer v. Alkermes, Inc., et. al., 1:03-CV-12277 (D. Mass.); Folkerts v. Alkermes, Inc., et. al., 1:03-CV-12386 (D. Mass.); and Slavas v. Alkermes, Inc., et. al., 1:03-CV-12471 (D. Mass.). These actions were allegedly filed on behalf of purchasers of the Company’s common stock during the period April 22, 1999 to July 1, 2002 and generally allege, among other things, that, during such period, the defendants made misstatements to the investing public relating to FDA approval of the Company’s Risperdal Consta product. The complaints seek unspecified damages. Although the Company believes these allegations lack merit and intends to vigorously defend against them, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.

Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits:

Exhibit No.

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

(b)  During the quarter ended December 31, 2003, the Company furnished a Current Report on Form 8-K, dated November 5, 2003 under Item 12, filed two Current Reports on Form 8-K, dated October 29, 2003 both under item 5 and filed a Current Report on Form 8-K dated December 8, 2003 under Item 5.

(31)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES, INC. (Registrant)

Date: February 12, 2004	By:	/s/ Richard F. Pops

Richard F. Pops
Chief Executive Officer and
Director
(Principal Executive Officer)

Date: February 12, 2004	By:	/s/ James M. Frates

James M. Frates
Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

(32)