Form 10-K
period 2004-03-31
ALKERMES INC
filed 2004-06-10
CIK 874663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from______ to ______
Commission file number 1-14131

ALKERMES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2472830 (I.R.S. Employer Identification No.)

88 Sidney Street, Cambridge, MA (Address of principal executive offices)	02139-4234 (Zip Code)

(617) 494-0171
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Series A Junior Participating Preferred Stock Purchase Rights
3¾% Convertible Subordinated Notes due 2007
2½% Convertible Subordinated Notes due 2023

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

     As of September 30, 2003 (the last business day of the second fiscal quarter) the aggregate market value of the 87,006,366 outstanding shares of voting and non-voting common equity held by non-affiliates of the registrant was $1,193,727,342. Such aggregate value was computed by reference to the closing price of the common stock reported on the NASDAQ National Market on September 30, 2003.

     As of June 3, 2004, 89,536,941 shares of the Registrant’s common stock were issued and outstanding, and 382,632 shares of the Registrant’s non-voting common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement to be filed within 120 days after March 31, 2004 for the Registrant’s Annual Shareholders’ Meeting are incorporated by reference into Part III of this Report on Form 10-K.

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

General

     Alkermes, Inc. (together with its subsidiaries, referred to as “we”, “us”, “our” or the “Registrant”), a Pennsylvania corporation organized in 1987, is a pharmaceutical company that develops products based on sophisticated drug delivery technologies to enhance therapeutic outcomes in major diseases. Our lead commercial product, Risperdal® Consta™ [(risperidone) long-acting injection], is the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and is marketed worldwide by Janssen-Cilag (“Janssen”), a division of Johnson & Johnson. Our lead proprietary product candidate, Vivitrex® [(naltrexone) long-acting injection], is a once-a-month injection for the treatment of alcohol dependence. We have a pipeline of extended-release injectable and pulmonary drug products based on our proprietary technologies and expertise, ProLease and Medisorb for extended-release of injectable drug products, and AIR® technology for inhaled drug products. Our product development strategy is twofold: we partner our proprietary technology systems and drug delivery expertise with leading pharmaceutical and biotechnology companies and we also develop novel, proprietary drug candidates for our own account. Our headquarters are in Cambridge, Massachusetts, and we operate research and manufacturing facilities in Massachusetts and Ohio.

Our Strategy

     We are leveraging our unique drug delivery capabilities and technologies as the means to develop our commercial products that enhance therapeutic outcomes — both with partners and on our own. The key elements to our strategy are to:

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

     Establish independent product development capabilities and infrastructure. Based upon the knowledge we have learned and the best practices we have adopted from our collaborators, our experienced scientists have built an in-house product development organization that enables us to develop product candidates for our collaborators and for ourselves. Our product development experience and infrastructure give us flexibility in structuring development programs and the ability to conduct both feasibility studies and clinical development programs for our collaborators and for ourselves.

     Expand our pipeline with additional product candidates for our own account. We develop product candidates for our own account by applying our drug delivery technologies to certain off-patent pharmaceuticals. For example, we have completed a Phase III clinical trial for Vivitrex, an extended release formulation of naltrexone, for the treatment of alcohol dependence and our intention is to file a New Drug Application (“NDA”) with the FDA in the first half of calendar year 2005. We are also developing inhaled epinephrine based on our AIR pulmonary drug delivery system for the treatment of anaphylaxis. In addition, we may in-license or acquire certain compounds to develop on our own.

     Establish our specialized sales and marketing capabilities. We plan to establish expertise in sales and marketing for our lead proprietary product candidate. We are in discussions with potential marketing partners to assist us in the commercialization of Vivitrex, while we establish our own focused capabilities. We may then seek to augment our salesforce with additional products by partnerships and acquisitions in order to expand our commercial capabilities.

Products and Product Candidates in Development

     The following table summarizes the primary indications, technology, development stage and collaborative partner, if any, for our products and product candidates. This table is qualified in its entirety by reference to the more detailed descriptions appearing elsewhere in this Form 10-K. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that our, or our collaborators’, clinical trials will demonstrate the safety and efficacy of any product candidates necessary to obtain regulatory approval.

Collaborative
Product Candidate	Indication	Technology	Stage(1)	Partner
Risperdal Consta	Schizophrenia	Medisorb	Marketed	Janssen

Vivitrex	Alcohol Dependence	Medisorb	Phase III	Alkermes(2)

Vivitrex	Opioid Dependence	Medisorb	Phase II	Alkermes(2)

Insulin	Diabetes	AIR	Phase II	Lilly

Exenatide LAR	Diabetes	Medisorb	Phase II	Amylin / Lilly

r-hFSH (recombinant human follicle stimulating hormone)	Infertility	ProLease	Phase Ib	Serono

hGH	Growth Hormone Deficiency	AIR	Phase I	Lilly

Epinephrine	Anaphylaxis	AIR	Phase I	Alkermes

Others	Various	AIR, Medisorb and ProLease	Preclinical	Undisclosed

(1)	See “Government Regulation” for definitions of “Phase I,” “Phase II” and “Phase III” clinical trials. “Preclinical” indicates that we or our partners are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in animal models or biochemical assays.

(2)	This program has been funded in part with federal funds from the National Institute on Alcohol Abuse and Alcoholism, National Institutes of Health.

Products and Development Programs

     Risperdal Consta. We have developed a Medisorb long-acting formulation, known as Risperdal Consta, of Janssen’s anti-psychotic drug Risperdal. Risperdal Consta is marketed in more than 30 countries around the world including the U.S., U.K., Spain and Germany. In addition, the product has been approved in more than 50 countries as Janssen continues to launch the product around the world. Risperdal is the most commonly prescribed drug for the treatment of schizophrenia and had sales of over $2.5 billion worldwide in 2003. Risperdal Consta is approved for the treatment of schizophrenia and is administered via injection every two weeks. Risperdal tablets are currently administered daily for relief of symptoms associated with schizophrenia and bipolar disorder. Schizophrenia is a brain disorder the symptoms of which include disorganized thinking, delusions and hallucinations. We are the exclusive manufacturer of Risperdal Consta for Janssen.

     We earn both manufacturing fees and royalties from Janssen. Under our manufacturing and supply agreement with Janssen, we record manufacturing revenues upon shipment of product by us to Janssen based on a percentage of Janssen’s net selling price. These percentages are based on the volume of units shipped to Janssen in any given calendar year, with a minimum manufacturing fee of 7.5%. In fiscal 2004, our manufacturing revenues were based on an average of 9.8% of Janssen’s net sales price for Risperdal Consta compared to 12.3% in fiscal 2003. Under our license agreements with Janssen, we also record royalty revenues equal to 2.5% of Janssen’s net sales of Risperdal Consta in the quarter when the product is sold by Janssen.

     Under our manufacture and supply agreement with Janssen, Janssen is required to pay us certain minimum amounts of manufacturing revenues relating to our sales of Risperdal Consta to Janssen. The actual amount of such minimum manufacturing revenues will be determined by a formula and is currently estimated to aggregate approximately $150.0 million. As of March 31, 2004, we had recognized approximately $38.0 million of cumulative manufacturing revenues against the estimated $150.0 million minimum. Janssen’s minimum revenue obligation will be satisfied when Alkermes reaches approximately $150.0 million in cumulative manufacturing revenues earned from sales of Risperdal Consta to Janssen. While the manufacture and supply agreement with Janssen specifies annual minimum revenues expected to be paid to Alkermes over a ten year period beginning in calendar 2003, we expect our annual manufacturing revenues to exceed those annual minimums. In December 2002, Janssen prepaid the first two years of minimum manufacturing revenues to us, totaling $23.9 million and these amounts were recorded as deferred revenue in our consolidated balance sheets. As of March 31, 2004, approximately $10.1 million of this prepayment was unearned and was recorded as a current liability under the caption deferred revenue in our consolidated balance sheets.

     The anti-psychotic market is highly competitive and the revenues received from the sale of Risperdal Consta may not be significant and will depend on numerous factors outside of our control. Additionally, we cannot provide any assurance that we will be able to manufacture Risperdal Consta on a commercial scale or economically. In addition we may be unable to meet Janssen’s product demands in a timely manner. Any failure to obtain pricing approvals, third-party payor reimbursement, additional successful product launches, market share or significant revenues or manufacture at commercial scale or economically would have a material adverse effect on our business and financial position. See “Risk Factors – Our manufacturing experience is limited.”

     Vivitrex. We are developing a Medisorb formulation of naltrexone, an FDA-approved drug for the treatment of alcohol and opioid dependence, which is currently available in daily oral dosage form. It is estimated that there are currently 2.3 million people in the U.S. who are receiving treatment for alcoholism. We believe there is a significant need for a product that will offer a new treatment option and help improve compliance in this patient population. Vivitrex, which is our most advanced proprietary product, is based on our Medisorb injectable extended-release technology and is designed to provide once-a-month dosing to enhance patient adherence and improve therapeutic outcomes by removing the need for daily dosing. In December 2003 we completed a 624 patient, double blind placebo controlled Phase III trial for Vivitrex in which patients received psycho-social therapy and once monthly injections of Vivitrex or placebo for a six-month period. The study showed a statistically significant reduction relative to placebo in heavy drinking days. We presented the data at the American Society of Addiction Medicine (“ASAM”) Conference in April 2004. In March 2004, we announced the completion of enrollment of a one year safety study for Vivitrex with more than 400 patients. Our intention is to file an NDA in the first half of calendar year 2005 and rely on data from the original approval of oral naltrexone under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. Prior to filing we must complete certain scale up, validation, preclinical and clinical work. There can be no assurance that these will be completed successfully or on the timeline we expect. We plan to manufacture Vivitrex for both clinical trials and commercial sales, if any. We plan to commercialize Vivitrex using a specialty sales force to call on addiction specialists and substance abuse centers. We are in discussions with potential partners to assist us in marketing Vivitrex in the U.S. and around the world.

     Inhaled insulin. We have a collaboration with Eli Lilly and Company (“Lilly”) to develop inhaled formulations of insulin and other potential products for the treatment of diabetes based on our AIR pulmonary drug delivery technology. Multiple early stage clinical trials have been completed for a short-acting formulation, which is currently in Phase II clinical development. Lilly is responsible for clinical trials and we will manufacture the formulations of insulin for clinical trials. We will manufacture any such products for clinical trials and both we and Lilly will manufacture such products for commercial sales, if any.

     In December 2002, we expanded our collaboration with Lilly following the achievement of development milestones relating to clinical progress, and scale-up and manufacturing activities for our insulin dry powder aerosols and inhalers. In connection with the expansion, Lilly purchased $30.0 million of our convertible preferred stock. We used a significant portion of the proceeds from the sale of the preferred stock to fund the joint development program, including certain clinical trials, during calendar year 2003 and will continue to use the proceeds into calendar year 2004. In addition the royalty rate payable to us based on revenues of potential inhaled insulin products has been increased. Lilly has the right to exchange the preferred shares for a reduction in the royalty rate payable to us. The preferred stock is convertible into our common stock at market price at our option and automatically upon filing of an NDA with the FDA for a pulmonary insulin product. The collaboration cannot terminate without cause until January 2005. In December 2003, Lilly made additional payments to us totaling approximately $7.0 million in order to fund an increase in the scope of our insulin and hGH development programs with Lilly. This funding has been recorded as deferred revenue in the consolidated balance sheets and we expect to recognize the $7.0 million as revenue after the proceeds from the sale of $30.0 million of our convertible preferred stock have been spent.

     Exenatide LAR (formerly AC2993 LAR). We are developing a Medisorb formulation of Amylin Pharmaceutical, Inc.’s (“Amylin”) Exenatide LAR, a drug being developed for use in the treatment of type 2 diabetes. Amylin has entered into a collaboration agreement with Lilly for the development and commercialization of exenatide, including exenatide LAR. Phase I clinical trials have been completed for our Medisorb formulation of exenatide LAR and Phase II clinical trials have commenced. In March 2003, we, Amylin and Lilly released preliminary pharmacokinetic results from the first Phase II trial that verify sustained levels of exenatide are possible and support the continuation of the Phase II trial program. Additional activities are underway to optimize the formulation and manufacturing process. An additional Phase II clinical trial is currently underway and we expect to have results in the second half of calendar year 2004. Amylin is responsible for clinical trials and we will manufacture the Medisorb formulation of exenatide LAR for both clinical trials and initial commercial sales, if any.

     r-hFSH (recombinant human follicle stimulating hormone). We are developing a ProLease formulation of r-hFSH with Serono S.A. (“Serono”) for the treatment of infertility. This long-acting formulation is designed to provide patients with an alternative to multiple daily injections. A Phase I clinical trial for this product candidate has been completed. Serono conducted a Phase Ib study of r-hFSH and based on results from that study plans to move forward with a Phase II clinical program. Serono is responsible for clinical studies for this program. We will manufacture the long-acting formulation of r-hFSH for clinical trials. Serono has informed us of their intent to manufacture commercial product, if approved for sale.

     Inhaled human growth hormone. We are working with Lilly to develop an inhaled formulation of human growth hormone based on our AIR pulmonary drug delivery technology. In January 2002, we announced the decision to move forward with multiple-dose Phase I clinical studies for inhaled human growth hormone following the successful completion of a single dose Phase I trial. In connection with the December 2002 preferred stock transaction, we agreed to use a portion of the proceeds to fund the hGH development program, including certain clinical trials, during calendar year 2003 and into 2004. Lilly is responsible for clinical trials and we will manufacture the formulation of human growth hormone for both clinical trials and commercial sales, if any. In December 2003, Lilly made additional payments to us totaling approximately $7.0 million in order to fund an increase in the scope of our insulin and hGH development programs with Lilly. This funding has been recorded as deferred revenue in the consolidated balance sheets and we expect to recognize the $7.0 million as revenue after the proceeds from the sale of $30.0 million of our convertible preferred stock have been spent.

     Inhaled epinephrine. We are developing an inhaled formulation of epinephrine for the treatment of anaphylaxis, which is a sudden, often severe, systemic allergic reaction. Inhaled epinephrine is a proprietary product based on our AIR pulmonary delivery technology. Currently, patients self-administer epinephrine by intramuscular injection. We believe that an inhaled dosage form of epinephrine may offer patients significant advantages over injections, such as ease of use and direct topical treatment of airway obstruction. In 2003, we completed our third Phase I study of inhaled epinephrine and have recently met with the FDA to review the clinical requirements for approval. We are currently formulating our clinical plans in response to discussions with the FDA and will be reviewing our plans with the FDA prior to the initiation of additional clinical trials.

     Nutropin Depot. We have developed and manufactured a ProLease formulation of Genentech, Inc.’s (“Genentech”) recombinant human growth hormone (rhGH) Nutropin, known as Nutropin Depot, in collaboration with Genentech. rhGH is approved for use in the treatment of children with growth hormone deficiency, or GHD, which results in short stature and potentially other developmental deficits, Turner’s syndrome, chronic renal insufficiency and other indications. Our extended-release formulation, approved by the FDA in December 1999 for use in children with GHD and commercially launched by Genentech in June 2000, requires only one or two doses a month (which may require more than one injection per dose) compared to current growth hormone therapies that require multiple doses per week.

     On June 1, 2004, Alkermes and Genentech announced the decision to stop commercialization of Nutropin Depot. The decision was based on the significant resources required by both companies to continue manufacturing and commercializing the product. In connection with this decision, we will cease commercial manufacturing of Nutropin Depot and record restructuring charges in the quarter ended June 30, 2004 currently estimated to aggregate between $15.0 and $20.0 million. These restructuring charges will include the write-off of equipment, inventory and leasehold improvements related to the manufacturing of Nutropin Depot as well as employee separation costs, including severance and related benefits. The restructuring charges will also include lease costs and significant estimates related to the costs to maintain the facility in which Nutropin Depot was produced through the end of its lease term, August 2008. A portion of the restructuring charges will be recorded under the caption cost of goods manufactured in the consolidated statements of operations and comprehensive loss and relate to a one time write-off of Nutropin Depot inventory.

Collaborative Arrangements

     Our business strategy includes forming collaborations to provide technological, financial, marketing, manufacturing and other resources. We have entered into several corporate collaborations.

Janssen

     Pursuant to a development agreement, we collaborated with Janssen for the development of Risperdal Consta, an extended-release formulation of Risperdal utilizing our Medisorb technology. Under the development agreement, Janssen provided development funding to us for the development of Risperdal Consta and is responsible for securing all necessary regulatory approvals. Since August 2001, Janssen and its affiliates have submitted an NDA to the FDA and similar filings to other drug regulatory agencies in over 60 countries around the world. Risperdal Consta has been approved in the U.S. and in more than 50 other countries. Risperdal Consta has been launched in more than 30 countries, including the U.S. We manufacture Risperdal Consta for commercial sale and receive manufacturing revenues when product is shipped and royalties upon the sale of product.

     Under related license agreements, Janssen and an affiliate have exclusive worldwide licenses from us to use and sell Risperdal Consta. Under the license agreements, Janssen is required to pay us certain royalties with respect to all Risperdal Consta sold to customers. Janssen can terminate the license agreements upon 30 days’ prior written notice.

     Pursuant to a manufacture and supply agreement, Janssen has appointed us as the exclusive supplier of Risperdal Consta for commercial sales. The agreement terminates on expiration of the license agreements. In addition, either party may terminate the agreement upon a material breach by the other party which is not resolved within 60 days’ written notice or upon written notice in the event of the other party’s insolvency or bankruptcy. Janssen may terminate the agreement upon six-months’ written notice after such event; provided, however, Janssen cannot terminate the agreement without good cause during the two-year period following commencement of commercial manufacturing unless it also terminates the license agreements. Janssen also has certain minimum revenue obligations to us which are described in the “Products and Development Programs” section in this Form 10-K.

Lilly

Insulin

     We entered into a development and license agreement with Lilly in April 2001 for the development of inhaled formulations of insulin and other potential products for the treatment of diabetes, based on our AIR pulmonary drug delivery technology. Pursuant to the agreement, we are responsible for formulation and preclinical testing as well as development of a device to use in connection with any products. Lilly has paid or will pay to us certain initial fees, research funding and milestone payments upon achieving certain development and commercialization goals. Lilly has exclusive worldwide rights to make, use and sell products resulting from such development. Lilly will be responsible for clinical trials, obtaining all regulatory approvals and marketing any insulin products. We manufacture such product candidates for clinical trials and both we and Lilly will manufacture such products for commercial sales, if any. We will receive certain royalties and commercial manufacturing fees based upon such product sales, if any.

     Lilly has the right to terminate the agreement upon 90 days’ written notice at any time prior to the first commercial launch of a product, or upon six months’ written notice at any time after such first commercial launch. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days’ written notice.

     We entered into an agreement with Lilly in February 2002 that provided for an investment by Lilly in our commercial-scale production facility for inhaled pharmaceutical products based on our AIR pulmonary drug delivery technology. This new facility in Chelsea, Massachusetts is designed to accommodate the manufacturing of multiple products. Construction of a portion of the facility is complete and validation is underway. Lilly’s investment was used to fund pulmonary insulin production and packaging capabilities. This funding is secured by Lilly’s ownership of specific equipment located and used in the facility. We have the right to purchase the equipment from Lilly, at any time, at the then-current net book value.

     In December 2002, we expanded our collaboration with Lilly following the achievement of development milestones relating to clinical progress, and scale-up and manufacturing activities for our insulin dry powder aerosols and inhalers. In connection with the expansion, Lilly purchased $30.0 million of our convertible preferred stock. We used a significant portion of the proceeds from the sale of the preferred stock to fund the joint development program during calendar year 2003 and will continue to use the proceeds into calendar year 2004. In addition the royalty rate payable to us based on revenues of potential inhaled insulin products has been increased. Lilly has the right to exchange the preferred shares for a reduction in the royalty rate payable to us. The preferred stock is convertible into our common stock at market price at our option and automatically upon filing of a new drug application with the FDA for a pulmonary insulin product. The collaboration cannot terminate without cause until January 2005. In December 2003, Lilly made additional payments to us totaling approximately $7.0 million in order to fund an increase in the scope of our insulin and hGH development programs with Lilly. This funding has been recorded as deferred revenue in the consolidated balance sheets and we expect to recognize the $7.0 million as revenue after the proceeds from the sale of $30.0 million of our convertible preferred stock have been spent.

hGH

     We entered into a development and license agreement with Lilly in February 2000 for the development of an inhaled formulation of human growth hormone based on our AIR pulmonary drug delivery technology. Pursuant to the agreement, we are responsible for formulation and preclinical testing as well as development of a device to use in connection with any products. Lilly has paid or will pay to us certain initial fees, research funding and milestone payments upon achieving certain development and commercialization goals and we will also receive royalty payments based on product sales, if any. In connection with the December 2002 preferred stock transaction, we agreed to use a portion of the proceeds to fund the hGH development program during calendar year 2003 and into 2004. In December 2003, Lilly made additional payments to us totaling approximately $7.0 million in order to fund an increase in the scope of our insulin and hGH development programs with Lilly. This funding has been recorded as deferred revenue in the consolidated balance sheets and we expect to recognize the $7.0 million as revenue after the proceeds from the sale of $30.0 million of our convertible preferred stock have been spent. Lilly has exclusive worldwide rights to make, use and sell products resulting from such development. Lilly will be responsible for clinical trials, obtaining all regulatory approvals and marketing any products. We will manufacture any such products for clinical trials and commercial sales and receive manufacturing revenues and royalties on product sales, if any.

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

     Pursuant to the development agreement, Amylin has an exclusive, worldwide license to the Medisorb technology for the development and commercialization of injectable extended-release formulations of exendins and other related compounds that Amylin may develop. Amylin has entered into a collaboration agreement with Lilly for the development and commercialization of exenatide, including exenatide LAR. We receive funding for research and development and milestone payments comprised of cash and warrants for Amylin common stock upon achieving certain development and commercialization goals and will also receive a combination of royalty payments and manufacturing fees based on any future product sales. We are initially responsible for developing and testing several formulations, manufacturing for clinical trials and for initial commercial manufacturing of any products that may be developed pursuant to the agreement. Amylin is responsible for conducting clinical trials, securing regulatory approvals and marketing any products resulting from the collaboration on a worldwide basis.

     Amylin may terminate the development agreement for any reason on 90 days’ written notice if such termination occurs before filing an NDA with the FDA or six months’ written notice after such event. In addition, either party may terminate the development agreement upon a material default or breach by the other party that is not cured within 60 days’ written notice.

Serono

     Pursuant to a development agreement dated December 1999, we are collaborating with Serono for the development of a ProLease formulation of r-hFSH (recombinant human follicle stimulating hormone) for the treatment of infertility. Serono provides us with research and development funding and milestone payments. We are responsible for formulation and preclinical testing and Serono will be responsible for conducting clinical trials and securing regulatory approvals and, together with its affiliates, for the marketing of any products that result from the collaboration. We will manufacture any such products for clinical trials. Serono has informed us of their intent to manufacture commercial product, if approved for sale.

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

     On June 1, 2004, Alkermes and Genentech announced the decision to stop commercialization of Nutropin Depot. The decision was based on the significant resources required by both companies to continue manufacturing and commercializing the product. In connection with this decision, we will cease commercial manufacturing of Nutropin Depot and record restructuring charges in the quarter ended June 30, 2004 currently estimated to aggregate between $15.0 and $20.0 million. These restructuring charges will include the write-off of equipment, inventory and leasehold improvements related to the manufacturing of Nutropin Depot, as well as employee separation costs, including severance and related benefits. The restructuring charges will also include lease costs and significant estimates related to the costs to maintain the facility in which Nutropin Depot was produced through the end of its lease term, August 2008. A portion of the restructuring charges will be recorded under the caption cost of goods manufactured in the consolidated statements of operations and comprehensive loss and relate to a one time write-off of Nutropin Depot inventory.

Clinical Partners

     In 1992, Alkermes Clinical Partners, L.P. (“Clinical Partners”) was formed as a vehicle to raise money to fund the further development of Cereport. Cereport is a synthetic analog of bradykinin developed to increase transiently the permeability of the blood-brain barrier so that drug molecules in the bloodstream can diffuse into the brain in greater concentrations. In connection with that transaction, we transferred substantially all of our rights to Cereport to Clinical Partners, entered into a product development agreement and interim license with Clinical Partners and acquired the right to purchase all of the limited partnership interests in Clinical Partners. In total, Clinical Partners raised $46.0 million from a private placement, which was substantially expended by June 1996. If Cereport were ever approved by the FDA, we would have to pay certain milestone and royalty payments to the limited partners whether or not we exercise our purchase option. We entered into an agreement with ALZA Corporation in October 1997 relating to the development and commercialization of Cereport which was mutually terminated in December 2002. As a result of the difficulties encountered in the development of Cereport, including clinical trial results and the termination of the agreement with ALZA, we determined that development of Cereport is not economically feasible and, therefore, we would not commit additional funds to the development of Cereport. We also abandoned patent rights relating to Cereport and receptor mediated permeabilizers (“RMPs”) outside the U.S. and Canada. On December 17, 2003, the limited partners of Clinical Partners approved the termination of the partnership, and the partnership was subsequently dissolved.

Drug Delivery Technology

     Our current focus is on the development of products that improve clinical outcomes based on our broadly applicable, proprietary drug delivery technologies addressing several important drug delivery opportunities, including injectable extended-release of proteins, peptides and small molecule pharmaceutical compounds and the pulmonary delivery of both small molecules and proteins and peptides. We partner our proprietary technology systems and drug delivery expertise with leading pharmaceutical and biotechnology companies and we also develop novel, proprietary drug candidates for our own account.

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

     The Medisorb drug delivery system utilizes a manufacturing process that consists of three basic steps. First, the drug is combined with a polymer solution. Second, the drug/polymer solution is mixed with an external or aqueous phase to form liquid microspheres which solidify as the polymer solvent diffuses out the microspheres. Third, the microspheres are collected and dried to produce finished product. The microspheres are suspended in a small volume of liquid prior to use and are administered to a patient by injection under the skin or into a muscle. We believe drug release from the Medisorb system can be controlled to last from a few days to several months.

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

     AIR particles can be aerosolized and inhaled efficiently with simple inhaler devices because low forces of cohesion allow the particles to deaggregate easily. We are developing a family of relatively inexpensive, compact, easy to use inhalers. The AIR devices are breath activated and made from injection molded plastic. The powders are designed to quickly discharge from the device over a range of inhalation flow rates, which may lead to low patient-to-patient variability and high lung deposition of the inhaled dose. By varying the ratio and type of excipients used in the formulation, we believe we can deliver a range of drugs from the device that may provide both immediate and extended release.

Manufacturing

     We currently have manufacturing facilities in Massachusetts and Ohio. The manufacture of our product candidates for clinical trials and commercial purposes is subject to current good manufacturing practices (cGMP) and other agency regulations. We have limited experience operating an FDA-approved commercial manufacturing facility. There can be no assurance that we will maintain the necessary approvals for commercial manufacturing or obtain approvals for any additional facilities.

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

Medisorb

     The Medisorb manufacturing process is based on a method of encapsulating small molecule drugs in polymers using a large-scale emulsification. The Medisorb manufacturing process consists of three basic steps. First, the drug is combined with a polymer solution. Second, the drug/polymer solution is mixed with an exterrnal or aqueous phase to form liquid microspheres which solidify as the polymer solvent diffuses out the microsphers. Third, the microspheres are collected and dried to produce finished product.

     We operate a 50,000 square foot cGMP manufacturing facility for commercial scale Medisorb manufacturing in Wilmington, Ohio. We manufacture Risperdal Consta for Janssen at this facility. The facility has been inspected by regulatory authorities and is producing product for commercial sales. At this site, we have completed construction of a 50,000 square foot manufacturing expansion which is being validated in preparation for additional commercial manufacture capacity for Risperda Consta and other Medisorb technology product candidates, including Vivitrex.

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

     We have a commercial scale ProLease manufacturing facility of approximately 32,000 square feet in Cambridge, Massachusetts. The facility has had successful pre-approval and one post-approval inspection by the FDA for the manufacture of Nutropin Depot.

     On June 1, 2004, Alkermes and Genentech announced the decision to stop commercialization of Nutropin Depot. The decision was based on the significant resources required by both companies to continue manufacturing and commercializing the product. In connection with this decision, we will cease commercial manufacturing of Nutropin Depot and record restructuring charges in the quarter ended June 30, 2004 currently estimated to aggregate between $15.0 and $20.0 million. These restructuring charges will include the write-off of equipment, inventory and leasehold improvements related to the manufacturing of Nutropin Depot, as well as employee separation costs, including severance and related benefits. The restructuring charges will also include lease costs and significant estimates related to the costs to maintain the facility in which Nutropin Depot was produced through the end of its lease term, August 2008. A portion of the restructuring charges will be recorded under the caption cost of goods manufactured in the consolidated statements of operations and comprehensive loss and relate to a one time write-off of Nutropin Depot inventory.

     We have a clinical production facility that is being validated for manufacturing in accordance with cGMPs. The facility was and will be used to manufacture product candidates incorporating our ProLease extended-release delivery system for use in clinical trials.

AIR

     The AIR manufacturing process uses spray drying. We take drugs provided by our partners or purchased from generic manufacturers, combine the drugs with certain excipients commonly used in other aerosol formulations and spray dry the solution in commercial spray dryers. During the manufacturing process, solutions of drugs and excipients are spray dried to form a free flowing powder and the powder is filled and packaged into final dosage units. We have a clinical manufacturing facility, where powders and final dosage units are prepared under cGMP for use in clinical trials. Our current clinical manufacturing facility and equipment are at a scale equivalent to commercial manufacturing for certain product candidates. This clinical production facility is in the process of being validated. In February 2002, we entered into an agreement with Lilly that provided for an investment by Lilly in our large-scale production facility for inhaled pharmaceutical products based on our AIR pulmonary drug delivery technology. This new 90,000 square foot facility is designed to accommodate the manufacturing of multiple products. Construction of 40,000 square feet of this facility in Chelsea, Massachusetts is complete and validation is underway. AIR’s inhalation devices are produced under cGMPs at a contract manufacturer in the U.S.

Marketing

     We have entered into development agreements, which include sales and marketing arrangements, for ProLease product candidates with Genentech and Serono, for Medisorb product candidates with Janssen and Amylin and for AIR product candidates with Lilly. For Vivitrex, our first proprietary product candidate, we plan to commercialize Vivitrex using a specialty sales force to call on addiction specialists and substance abuse centers. We may commercialize Vivitrex alone or with a collaborative partner.

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

Competition

     The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. We face, and will continue to face, intense competition in the development, manufacturing, marketing and commercialization of our products and product candidates from academic institutions, government agencies, research institutions, biotechnology and pharmaceutical companies, including our collaborators, and other drug delivery companies. There can be no assurance that developments by others will not render our products or product candidates or our technologies obsolete or noncompetitive, or that our collaborators will not choose to use competing drug delivery methods. At the present time, we have no sales force or marketing experience and we have only limited commercial manufacturing experience. In addition, many of our competitors and potential competitors have substantially greater capital resources, manufacturing and marketing experience, research and development resources and production facilities than we do. Many of these competitors also have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals.

     With respect to Medisorb and ProLease, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products. With respect to AIR, we are aware that there are other companies marketing or developing pulmonary delivery systems for pharmaceutical products. In many cases, there are products on the market or in development that may be in direct competition with our product candidates. In addition, other companies are developing new chemical entities or improved formulations of existing products which, if developed successfully, could compete against our formulations of any products we develop or those of our collaborators. These chemical entities are being designed to have different mechanisms of action or improved safety and efficacy. In addition, our collaborators may develop, either alone or with others, products that compete with the development and marketing of our product candidates.

     There can be no assurance that we will be able to compete successfully with such companies. The existence of competitive products developed by our competitors or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

Patents and Proprietary Rights

     Our success will be dependent, in part, on our ability to obtain patent protection for our product candidates and those of our collaborators, maintaining trade secret protection and operating without infringing upon the proprietary rights of others.

     We have a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. We have filed numerous U.S. and international patent applications directed to composition of matter as well as processes of preparation and methods of use, including applications relating to each of our delivery technologies. We own approximately 103 issued U.S. patents. No U.S. patent issued to us that is currently material to our business will expire prior to 2013. In the future, we plan to file further U.S. and foreign patent applications directed to new or improved products and processes. We intend to file additional patent applications when appropriate and defend our patent position aggressively.

     We have exclusive rights through licensing agreements with third parties to approximately 38 issued U.S. patents, a number of U.S. patent applications and corresponding foreign patents and patent applications in many countries, subject in certain instances to the rights of the U.S. government to use the technology covered by such patents and patent applications. No issued U.S. patent to which we have licensed rights and which is currently material to our business will expire prior to 2016. Under certain licensing agreements, we currently pay annual license fees and/or minimum annual royalties. During the fiscal year ended March 31, 2004, these fees totaled $180,000. In addition, under these licensing agreements, we are obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

     We know of several U.S. patents issued to other parties that relate to our products and product candidates. One party has asked us to compare our Medisorb technology to that party’s patented technology. Another party has asked a collaborative partner to substantiate how our ProLease microspheres are different from that party’s patented technology. The manufacture, use, offer for sale, sale or importing of some of our product candidates might be found to infringe on the claims of these patents. A party might file an infringement action against us. Our cost of defending such an action is likely to be high and we might not receive a favorable ruling.

     We also know of patent applications filed by other parties in the U.S. and various foreign countries that may relate to some of our product candidates if issued in their present form. If patents are issued to any of these applicants, we or our collaborators may not be able to manufacture, use, offer for sale, or sell some of our product candidates without first getting a license from the patent holder. The patent holder may not grant us a license on reasonable terms or it may refuse to grant us a license at all. This could delay or prevent us from developing, manufacturing or selling those of our product candidates that would require the license.

     We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Because the patent position of biopharmaceutical companies involves complex legal and factual questions, enforceability of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed outside the scope of our patents. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

     This regulatory process can require many years and the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur or new regulations may be promulgated which may result in delay or failure to receive FDA approval. Similar delays or failures may be encountered in foreign countries. Delays, increased costs and failures in obtaining regulatory approvals could have a material adverse effect on our business, financial condition and results of operations.

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

     The requirements which we must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of our product candidates in such countries can be as rigorous and costly as those described above.

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

Employees

     As of June 3, 2004, we had approximately 490 full-time employees. A significant number of our management and professional employees have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific and senior management personnel; however, competition for such personnel is intense. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.

Available Information

     Our internet address is www.alkermes.com, at which you can find, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q and all other reports filed with the SEC. All such filings are available on the website as soon as reasonably practicable after filing.

RISK FACTORS

     If any of the following risks actually occur, they could materially adversely affect our business, financial condition or operating results. In that case, the trading price of our common stock could decline.

Risperdal Consta, Vivitrex and our other product candidates may not generate significant revenues.

     Even if a product candidate receives regulatory approval for commercial sale, the revenues received or to be received from the sale of the product may not be significant and will depend on numerous factors many of which are outside of our control, including our collaborators’ decisions on the timing of product launches, pricing and discounting; the timing and nature of third party and government reimbursement for the product; the market size for the product; the reaction of companies that market competitive products; our reliance on third party marketing partners; and general market conditions. In addition, the costs to manufacture our products may be higher than anticipated.

Risperdal Consta

     In December 2003, Janssen launched Risperdal Consta in the U.S. for the treatment of schizophrenia. The success of the launch in the U.S. and other countries throughout the world is uncertain and the revenues received from the sale of Risperdal Consta may not meet our partner’s expectations, each for reasons outside of our control, including those outlined above. Our revenues also depend heavily on manufacturing fees we receive from our partner for Risperdal Consta. Our revenues will fluctuate from quarter to quarter based on a number of factors, including our partner’s orders, the timing of shipments, our yield and our production schedule. In order to meet our financial plans, we will need to bring additional manufacturing capacity on-line on the timeline we expect. In addition, the costs to manufacture Risperdal Consta may be higher than anticipated if certain volume levels are not achieved and we may not be able to supply the product in a timely manner. If Risperdal Consta does not produce significant revenues, if manufacturing costs are higher than anticipated or if we are unable to supply our partner’s requirements, our business, results of operations and financial condition would be materially adversely affected.

Vivitrex

     In December 2003 we announced results of a Phase III clinical trial in alcohol-dependent patients testing the safety and efficacy of repeat doses of Vivitrex, an injectable extended-release formulation of naltrexone. We plan to submit an NDA to the FDA for Vivitrex, however, there can be no assurance that the FDA will accept our submission, that they will interpret the data in the same manner as we do or that the NDA will be approved. We are relying on data from the original approval of oral naltrexone under Section 505(b)(2) of the U.S. Food, Drug and Cosmetic Act. While we believe only one Phase III efficacy study will be required for approval, the FDA may not agree. Prior to filing our NDA, we must complete ongoing clinical safety studies, manufacturing scale-up, stability and certain non-clinical studies. There can be no assurance that the Phase III clinical trial results and other clinical and pre-clinical data will be sufficient to obtain regulatory approvals elsewhere in the world. Even if regulatory approvals are received in other countries, we will have to market Vivitrex ourselves or enter into co-promotion or sales and marketing arrangements with other companies. We currently have no sales force or any marketing experience and arrangements with other companies may result in dependence on such other companies for revenues. In either event, a market for Vivitrex may not develop as expected.

Our manufacturing experience is limited.

     We currently manufacture Risperdal Consta and all of our product candidates. The manufacture of drugs for clinical trials and for commercial sale is subject to regulation by the FDA under cGMP regulations and by other regulators under other laws and regulations. We have manufactured product candidates for use in clinical trials but have limited experience manufacturing products for commercial sale. We cannot assure you that we can successfully manufacture our products under cGMP regulations or other laws and regulations in sufficient quantities for commercial sale, or in a timely or economical manner.

     Our manufacturing facilities in Massachusetts and Ohio require specialized personnel and are expensive to operate and maintain. Any delay in the regulatory approval or market launch of product candidates to be manufactured in these facilities will require us to continue to operate these expensive facilities and retain specialized personnel, which may increase our expected losses.

     We have two manufacturing plants; one in Ohio and one in Massachusetts. Our plant in Ohio includes one cGMP validated production line for Risperdal Consta and two additional commercial scale manufacturing lines; one for Risperdal Consta and the other for Vivitrex. Construction of these two additional production lines in Ohio was recently completed and validation is underway. Our plant in Massachusetts includes commercial scale manufacturing capabilities for our AIR pulmonary drug delivery candidates. Construction of a portion of this facility was recently completed and validation is underway. Validation is a lengthy process that must be completed before we can manufacture under cGMP guidelines.

     The FDA and a European regulatory authority have inspected and approved our existing manufacturing facility for Risperdal Consta. We cannot guarantee that the FDA or any foreign regulatory agencies will approve our other facilities or, once approved, that any such facilities will remain in compliance with cGMP regulations.

     The manufacture of pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time. We may not be able to resolve any such difficulties in a timely fashion, if at all. We are currently the sole manufacturer of Risperdal Consta and are planning significantly higher production volume for Risperdal Consta in the coming year. If anything were to interfere with the continuing manufacturing operations in any of our facilities, it could materially adversely affect our business and financial condition.

     If more of our product candidates progress to mid- to late-stage development, we will incur significant expenses in the expansion and/or construction of manufacturing facilities and increases in personnel in order to manufacture product candidates. For example, we have begun an expansion at our site in Wilmington of a scaled up commercial line of our partnered product Exenatide LAR. The development of a commercial-scale manufacturing process is complex and expensive. We cannot assure you that we have the necessary funds or that we will be able to develop this manufacturing infrastructure in a timely or economical manner, or at all.

Currently, many of our product candidates, including Vivitrex, are manufactured in small quantities for use in clinical trials. We cannot assure you that we will be able to successfully scale-up the manufacture of each of our product candidates in a timely or economical manner, or at all. If any of these product candidates are approved by the FDA or other drug regulatory authorities for commercial sale, we will need to manufacture them in larger quantities. If we are unable to successfully scale-up our manufacturing capacity, the regulatory approval or commercial launch of such product candidate may be delayed, there may be a shortage in supply of such product candidate or our margins may become uneconomical. In addition, we are responsible for the entire supply chain for Vivitrex, including the sourcing of raw materials and active pharmaceutical agents from third parties. We have no previous experience in managing a complex, cGMP supply chain and issues with our supply sources may have a materially adverse effect on our business and financial condition.

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

     Our arrangements with collaborative partners are critical to our success in bringing our products and product candidates to the market and promoting such marketed products profitably. We rely on these parties in various respects, including to conduct preclinical testing and clinical trials, to provide funding for product candidate development programs, raw materials, product forecasts, and sales and marketing services, or to participate actively in or to manage the regulatory approval process. Most of our collaborative partners can terminate their agreements with us for no reason and on limited notice. We cannot guarantee that any of these relationships will continue. Failure to make or maintain these arrangements or a delay in a collaborative partner’s performance may materially adversely affect our business and financial condition.

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

     Historically, the results from preclinical testing and early clinical trials often have not predicted results of later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Clinical trials conducted by us, by our collaborative partners or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for our product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates and it may be difficult to design efficacy studies for product candidates in new indications.

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

We may not become profitable.

     We have had net operating losses since being founded in 1987. At March 31, 2004, our accumulated deficit was $553.1 million. There can be no assurance we will achieve profitability.

     A major component of our revenue is dependent on our partners ability to sell, and our ability to manufacture economically, our marketed products, particularly Risperdal Consta.

     In addition, our future profitability depends, in part, on our ability to:

•	obtain and maintain regulatory approval for our products and product candidates in the U.S. and in foreign countries;

•	support the commercial launch of Risperdal Consta by our partner Janssen;

•	enter into agreements to develop and commercialize our products and product candidates;

•	develop and expand our capacity to manufacture and market our products and product candidates;

•	obtain adequate reimbursement coverage for our products from insurance companies, government programs and other third party payors;

•	obtain additional research and development funding from collaborative partners or funding for our proprietary product candidates; and

•	achieve certain product development milestones.

     In addition, the amount we spend will impact our ability to become profitable and this will depend, in part, on:

•	the progress of our research and development programs for proprietary and collaborative product candidates, including clinical trials;

•	the time and expense that will be required to pursue FDA or foreign regulatory approvals for our product candidates and whether such approvals are obtained;

•	the cost of building, operating and maintaining manufacturing and research facilities;

•	how many product candidates we pursue, particularly proprietary product candidates;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	how competing technological and market developments affect our product candidates;

•	the cost of possible acquisitions of drug delivery technologies, compounds, product rights or companies; and

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise.

     We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable or achieve significant revenues. Even if we do achieve some or all of these goals, we may not achieve significant commercial success.

We may require additional funds to complete our programs and such funding may not be available on commercially favorable terms and may cause dilution to our existing shareholders.

     We may require additional funds to complete any of our programs, and may seek funds through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors. If we are unable to raise additional funds on terms that are favorable to us, we may have to cut back significantly on one or more of our programs, give up some of our rights to our technologies, product candidates or licensed products or agree to reduced royalty rates from collaborative partners. If we issue additional equity securities or securities convertible into equity securities to raise funds, our shareholders will suffer dilution of their investment and it may adversely affect the market price of our common stock.

The FDA or foreign regulatory agencies may not approve our product candidates.

     Approval from the FDA is required to manufacture and market pharmaceutical products in the U.S. Regulatory agencies in foreign countries have similar requirements. The process that pharmaceutical products must undergo to obtain this approval is extensive and includes preclinical testing and clinical trials to demonstrate safety and efficacy and a review of the manufacturing process to ensure compliance with cGMP regulations. We are currently in the process of completing the work we believe is required before we file an NDA for Vivitrex, including ongoing clinical safety studies, manufacturing scale-up, stability and certain non-clinical studies. See “Risperdal Consta, Vivitrex and our other product candidates may not generate significant revenues.”

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

     Regulatory approval of a product candidate generally is limited to specific therapeutic uses for which the product has demonstrated safety and efficacy in clinical testing. Approval of a product candidate could also be contingent on post-marketing studies. In addition, any marketed drug and its manufacturer continue to be subject to strict regulation after approval. Any unforeseen problems with an approved drug or any violation of regulations could result in restrictions on the drug, including its withdrawal from the market.

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

     Patent protection only provides rights of exclusivity for the term of the patent. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

     We know of several U.S. patents issued to third parties that relate to our product candidates. One of those third parties has asked us to compare our Medisorb technology to that third party’s patented technology. Another such third party has asked a collaborative partner to substantiate how our ProLease microspheres are different from that third party’s patented technology. The manufacture, use, offer for sale, sale or importing of any of these product candidates might be found to infringe the claims of these third party patents. A third party might file an infringement action against us. Our cost of defending such an action is likely to be high and we might not receive a favorable ruling.

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

     We can provide no assurance that we will be able to compete successfully in developing our products and product candidates.

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

     There are other companies developing extended-release drug delivery systems and pulmonary delivery systems. In many cases, there are products on the market or in development that may be in direct competition with our products or product candidates. In addition, we know of new chemical entities that are being developed that, if successful, could compete against our product candidates. These chemical entities are being designed to work differently than our product candidates and may turn out to be safer or to be more effective than our product candidates. Among the many experimental therapies being tested in the U.S. and Europe, there may be some that we do not now know of that may compete with our drug delivery systems or product candidates. Our collaborative partners could choose a competing drug delivery system to use with their drugs instead of one of our drug delivery systems and could develop products that compete with our products.

     Many of our competitors have much greater capital resources, manufacturing, research and development resources and production facilities than we do. Many of them also have much more experience than we do in preclinical testing and clinical trials of new drugs and in obtaining FDA and foreign regulatory approvals.

     Major technological changes can happen quickly in the biotechnology and pharmaceutical industries, and the development of technologically improved or different products or drug delivery technologies may make our product candidates or platform technologies obsolete or noncompetitive.

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

     Our success depends largely upon the continued service of our management and scientific staff and our ability to attract, retain and motivate highly skilled technical, scientific, management, regulatory compliance and marketing personnel. The loss of key personnel or our inability to hire and retain personnel who have technical, scientific or regulatory compliance backgrounds could materially adversely affect our research and development efforts and our business.

If we issue additional common stock, you may suffer dilution of your investment and a decline in stock price.

     As discussed above under “We may require additional funds to complete our programs and such funding may not be available on commercially favorable terms and may cause dilution to our existing shareholders,” we may issue additional equity securities or securities convertible into equity securities to raise funds, thus reducing the ownership share of the current holders of our common stock, which may adversely affect the market price of the common stock. In addition, we were obligated, at March 31, 2004, to issue 15,517,102 shares of common stock upon the vesting and exercise of stock options and vesting of stock awards, 9,978 shares of common stock issuable upon conversion of the 3.75% Subordinated Notes, 2,020,474 shares of common stock issuable upon conversion of the Convertible Preferred Stock and 9,025,275 shares of common stock issuable upon conversion of the 2½% Convertible Subordinated Notes. Any of our shareholders could sell all or a large number of their shares, which could adversely affect the market price of our common stock.

Our common stock price is highly volatile.

     The realization of any of the risks described in these “Risk Factors” or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company. In particular and in addition to circumstances described elsewhere under “Risk Factors,” the following factors can adversely affect the market price of our common stock:

•	non-approval, set-backs or delays in the development of our product candidates and success of our research and development programs;

•	public concern as to the safety of drugs developed by us or others;

•	announcements of issuances of common stock or acquisitions by Alkermes;

•	developments of our corporate partners;

•	announcements of technological innovations or new therapeutic products or drug delivery methods by us or others;

•	changes in government regulations or policies or patent decisions;

•	failure to meet our financial expectations or changes in opinions of analysts who follow our stock; and

•	general market conditions.

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

     In December 2001, we made a $100.0 million investment in Series C convertible, redeemable preferred units of Reliant Pharmaceuticals, LLC (“Reliant”) and we currently own approximately 12% of Reliant’s equity. In March 2004, Reliant converted from a limited liability company to a corporation. Reliant is a privately held pharmaceutical company marketing branded, prescription pharmaceutical products to primary care physicians in the U.S. Our investment in Reliant is illiquid and required us to take noncash charges based on Reliant’s net losses from its operations. We recorded equity losses of $100.0 million related to our Reliant investment from the date of our investment through March 31, 2003 and, as required under the equity method of accounting, our $100.0 million dollar investment was reduced to zero in the same time period. Since we have no further funding commitments to Reliant, we will not record any further share of Reliant’s losses in our consolidated statements of operations and comprehensive loss. We may not see any return on our $100.0 million investment.

Litigation may result in financial losses or harm our reputation and may divert management resources.

     In October and early November 2003, Alkermes and certain of our current and former officers and directors were named as defendants in six purported securities class action lawsuits filed in the U.S.

District Court for the District of Massachusetts. On May 14, 2004, the six actions were consolidated into a single action captioned: In re Alkermes Securities Litigation, Civil Action No. 03-CV-12091-RCL (D. Mass.). The complaints allegedly were filed on behalf of purchasers of our common stock during the period April 22, 1999 to July 1, 2002, and generally allege, among other things, that, during such period, the defendants made misstatements to the investing public relating to FDA approval of Risperdal Consta. The complaints seek unspecified damages. This and any other litigation that may be brought against us may result in financial losses, harm our reputation and require the dedication of significant management resources.

Item 2. Properties

     We lease approximately 292,000 square feet of laboratory, manufacturing and office space in Cambridge, Massachusetts under several leases expiring in the years 2004 to 2012. Approximately 81,000 square feet of laboratory and office space in Cambridge, Massachusetts is not utilized by us, however the vast majority is being sublet. A portion of the space was exited in connection with the move into our new corporate headquarters and the balance was exited as a part of the Company’s restructuring of operations undertaken in August 2002. We have completed the move of our cGMP clinical manufacturing suites for the manufacture of product candidates incorporating the ProLease delivery system and the AIR technology in the Company’s headquarters and validation is underway. The leases for the Company’s headquarters and principle location for clinical manufacturing and laboratory space commenced in June 2002 and will terminate in 2012. Such leases contain provisions permitting us to extend the term of such leases for up to two ten-year periods. We also have a 32,000 square foot commercial scale ProLease manufacturing facility in Cambridge, Massachusetts, where we have manufactured Nutropin Depot. On June 1, 2004, Alkermes and Genentech announced the decision to stop commercialization of Nutropin Depot. In connection with this decision, the Company plans to exit this facility in fiscal 2005.

     During fiscal 2001, we entered into a new lease for a 90,000 square foot building which we are developing as a commercial scale AIR manufacturing facility in Chelsea, Massachusetts. The lease term is for fifteen years with an option to extend the term of such lease for up to two five-year periods. Construction of 40,000 square feet of this facility is complete and validation is underway.

     We own and occupy approximately 100,000 square feet of manufacturing, office and laboratory space in Wilmington, Ohio. The facility contains a 50,000 square foot cGMP production facility designed for the production of Medisorb microspheres on a commercial scale. We have completed construction of the remaining 50,000 square feet of this manufacturing facility and validation is currently underway. We also lease and occupy approximately 30,000 square feet of laboratory and office space in Blue Ash, Ohio under a lease expiring in 2005, which we do not plan to extend.

     We believe that our current and planned facilities in Massachusetts and Ohio are adequate for our current and near-term preclinical, clinical and commercial operations.

Item 3. Legal Proceedings

     Beginning in October 2003, the Company and certain of its current and former officers and directors were named as defendants in six purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The cases were captioned: Bennett v. Alkermes, Inc., et. al., 1:03-CV-12091 (D. Mass.); Ragosta v. Alkermes, Inc., et. al., 1:03-CV-12184 (D. Mass.); Barry Family LP v. Alkermes, Inc., et. al., 1:03-CV-12243 (D. Mass.); Waltzer v. Alkermes, Inc., et. al., 1:03-CV-12277 (D. Mass.); Folkerts v. Alkermes, Inc., et. al., 1:03-CV-12386 (D. Mass.); and Slavas v. Alkermes, Inc., et. al., 1:03-CV-12471 (D. Mass.). On May 14, 2004, the six actions were consolidated into a single action captioned: In re Alkermes Securities Litigation, Civil Action No. 03-CV-12091-RCL (D. Mass.). The complaints allegedly were filed on behalf of purchasers of the Company’s common stock during the period April 22, 1999 to July 1, 2002, and generally allege, among other things, that, during such period, the defendants made misstatements to the investing public relating to FDA approval of the Company’s Risperdal Consta product. The complaints seek unspecified damages. Although the Company believes these allegations are without merit and intends to vigorously defend against them, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.

     From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2004.

PART II

Item 5. Market for Our Common Stock and Related Stockholder Matters

Market Information

     Our common stock is traded on the Nasdaq National Market under the symbol ALKS. We have 382,632 shares of our non-voting common stock issued and outstanding. There is no established public trading market for our non-voting common stock. Set forth below for the indicated periods are the high and low sale prices for our common stock.

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
1st Quarter	$14.50	$8.74	$26.65	$14.65
2nd Quarter	14.67	10.25	10.68	3.55
3rd Quarter	16.24	11.25	11.31	6.00
4th Quarter	17.18	13.08	9.15	6.30

Stockholders and Dividends

     There were 452 shareholders of record for our common stock and one shareholder of record for our non-voting common stock on June 3, 2004. No dividends have been paid on the common stock or non-voting common stock to date and we do not expect to pay cash dividends thereon in the foreseeable future. The closing share price of our common stock on June 3, 2004 was $13.85.

Item 6. Selected Financial Data

Alkermes, Inc. and Subsidiaries
(In thousands, except share and per share data)

	Year Ended March 31,
	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Revenues:
Manufacturing and royalty revenues	$29,526	$15,482	$—	$—	$—
Research and development revenue under collaborative arrangements	9,528	31,784	54,102	56,030	22,920

Total revenues	39,054	47,266	54,102	56,030	22,920

Expenses:
Cost of goods manufactured	19,037	10,910	—	—	—
Research and development	91,097	85,388	92,092	68,774	54,483
General and administrative	26,029	26,694	24,387	19,611	14,878
Restructuring (1)	(208)	6,497	—	—	—
Noncash compensation (income) expense attributed to research and development	—	—	—	(2,448)	29,493

Total expenses	135,955	129,489	116,479	85,937	98,854

Operating loss	(96,901)	(82,223)	(62,377)	(29,907)	(75,934)

Other income (expense):
Interest income	3,409	3,776	15,302	22,437	11,539
Other income, net (2)	2,118	—	—	—	—
Gain on exchange of notes (3)	—	80,849	—	—	—
Derivative losses related to convertible notes (4)	(4,514)	(4,300)	—	—	—
Interest expense	(6,497)	(10,403)	(8,876)	(9,399)	(3,652)

Total other income (expense)	(5,484)	69,922	6,426	13,038	7,887

Equity in losses of Reliant Pharmaceuticals, LLC (5)	—	(94,597)	(5,404)	—	—

Net loss	(102,385)	(106,898)	(61,355)	(16,869)	(68,047)
Preferred stock dividends	—	—	—	(7,268)	(9,389)

Net loss attributable to common shareholders	$(102,385)	$(106,898)	$(61,355)	$(24,137)	$(77,436)

Basic and diluted loss per common share	$(1.25)	$(1.66)	$(0.96)	$(0.43)	$(1.52)

Weighted average number of common shares outstanding	82,083	64,368	63,669	55,746	51,015

Consolidated Balance Sheets:

	March 31,
	2004	2003	2002	2001	2000
Cash and cash equivalents and short-term investments	$143,936	$136,094	$152,347	$254,928	$337,367
Total assets	270,030	255,699	350,350	391,297	413,961
Long-term obligations	—	—	7,800	11,825	22,792
Convertible subordinated notes	122,246	166,586	200,000	200,000	200,000
Convertible preferred stock	30,000	30,000	—	—	22,990
Shareholders’ (deficit) equity	75,930	(5,046)	99,664	148,410	167,967

(1) Represents charges (recoveries) in connection with our August 2002 restructuring of operations. We substantially completed our restructuring program during fiscal 2003.

(2) Represents income recognized on the changes in the fair value of warrants of public companies held by us in connection with collaboration and licensing arrangements, which are recorded as derivatives under the caption “Other assets” in the consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

(3) Represents an $80,849 nonrecurring gain related to the exchange of our 3.75% Subordinated Notes for our 6.52% Senior Notes.

(4) Represents noncash charges in connection with derivative liabilities associated with the “Two-Year Interest Make-Whole” payment provision of our 6.52% Senior Notes and the “Three-Year Interest Make-Whole” payment provision of our 2½% Subordinated Notes. The derivative liability is recorded at fair value in the consolidated balance sheets.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Alkermes, Inc. and Subsidiaries

Introduction

     Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we” or “our”), a Pennsylvania corporation organized in 1987, is a pharmaceutical company that develops products based on sophisticated drug delivery technologies to enhance therapeutic outcomes in major diseases. Our lead commercial product, Risperdal® Consta™ [(risperidone) long-acting injection], is the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and is marketed worldwide by Jannsen-Cilag (“Janssen”), a division of Johnson & Johnson. Our lead proprietary product candidate, Vivitrex® [(naltrexone) long-acting injection], is a once-a-month injection for the treatment of alcohol dependence. We have a pipeline of extended-release injectable and pulmonary drug products based on our proprietary technology and expertise, ProLease and Medisorb for extended-release of injectable drug products, and AIR for inhaled drug products. Our product development strategy is twofold: we partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. Our headquarters are in Cambridge, Massachusetts, and we operate research and manufacturing facilities in Massachusetts and Ohio. Since our inception in 1987, we have devoted a significant portion of our resources to research and development programs and the purchase of property, plant and equipment. At March 31, 2004, we had an accumulated deficit of $553.1 million. We expect to incur substantial additional operating losses over the next few years.

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

     Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document, including but not limited to, statements concerning achievement of certain business and operating goals, plans for clinical trials and regulatory approvals, financial goals and projections of capital expenditures, recognition of revenues and the anticipated restructuring charges in connection with the discontinuation of Nutropin Depot are neither promises or guarantees and our business is subject to significant risks and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) Risperdal Consta and our product candidates (including our proprietary product candidate, Vivitrex), if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved, and, if launched, may not produce significant revenues; (ii) we rely on our partners to determine the regulatory and marketing strategies for Risperdal Consta and our other partnered programs; (iii) after the completion of clinical trials for our product candidates (including our proprietary product candidate, Vivitrex) and the submission for marketing approval, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays, or such authorities could refuse to approve the product at all; (iv) we may be unable to manufacture Risperdal Consta or to manufacture or scale-up our future products, including our proprietary product candidate, Vivitrex, on a commercial scale or economically and in addition, unexpected events could interrupt manufacturing operations at our Risperdal Consta facility, which is the sole source of supply for that product; (v) whether additional regulatory approvals will be received or whether commercial launches of Risperdal Consta in countries where it has been or may be approved occur in a timely or successful manner; (vi) Risperdal Consta, Nutropin Depot and our product candidates (including our proprietary product candidate, Vivitrex), in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (vii) we may enter into a collaboration with a third party to market or fund a proprietary product candidate and the terms of such a collaboration may not meet our expectations; (viii) our delivery technologies or product development efforts may not produce safe, efficacious or commercially viable products; (ix) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (x) clinical trials are a time-consuming and expensive process; (xi) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (xii) the time and expense required to discontinue commercialization of Nutropin Depot may be greater than we anticipate; (xiii) we may not recoup any of our $100 million investment in Reliant Pharmaceuticals, LLC (“Reliant”); (xiv) the securities litigation brought against us may result in financial losses or require the dedication of significant management resources; (xv) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xvi) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xvii) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xviii) we may not become profitable and could continue to incur losses for the foreseeable future; and (xix) we may need to raise substantial additional funding to continue research and development programs and clinical trials and could incur difficulties or setbacks in raising such funds.

     The forward-looking statements made in this document are made only as of the date hereof and we do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

Critical Accounting Policies

     While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Form 10-K for the year ended March 31, 2004, we believe the following accounting policies to be important to the portrayal of our financial condition and results of operations and can require estimates from time to time.

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

     Equity Method Investment in Reliant – In December 2001, we purchased approximately 63% of an offering by Reliant of its Series C convertible, redeemable preferred units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100.0 million. Through March 31, 2004, the investment had been accounted for under the equity method of accounting because Reliant was organized as a limited liability company, which is treated in a manner similar to a partnership. Because, at the time of our investment, Reliant had an accumulated deficit from operations and a deficit in members’ capital, under applicable accounting rules, our share of Reliant’s losses from the date of our investment was being recognized in proportion to our percentage participation in the Series C financing, and not in proportion to our percentage ownership interest in Reliant. We recorded our equity in the income or losses of Reliant three months in arrears. For the fiscal years ended in 2004, 2003 and 2002, this charge amounted to approximately $0, $94.6 million and $5.4 million respectively, and was recorded in our consolidated statements of operations and comprehensive loss under the caption “equity in losses of Reliant Pharmaceuticals, LLC.” Our $100 million investment was reduced to $0 during the fiscal year ended March 31, 2003.

     During the period from September 2003 through December 2003, Reliant closed on offerings of its Series D convertible, redeemable preferred units at a price of $20 per unit totaling approximately $271.4 million, including the exchange of approximately $65.9 million of existing debt. The Series D convertible, redeemable preferred units rank senior to the Series A, B and C convertible, redeemable preferred units and the common units. The Series D convertible, redeemable preferred units holders are entitled to receive a preferred return at an annual rate of 8.5%, compounded quarterly, of the contributed capital to acquire each unit, when and if declared by the Board of Managers. As a result of the Series D offering by Reliant, Alkermes’ ownership percentage in Reliant has been reduced from approximately 19% to approximately 12%.

     Effective April 1, 2004, Reliant converted from a limited liability company to a corporation under Delaware state law. Because of this change from a limited liability company to a corporation, our investment in Reliant will henceforth be accounted for under the cost method effective April 1, 2004. Alkermes therefore will not record any share of Reliant’s future net income or losses.

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

     Warrant Valuation – We hold warrants to acquire shares of certain publicly held companies, received in connection with our collaboration and licensing activities. The warrants are valued using an established option pricing model and changes in value are recorded in the consolidated statements of operations and comprehensive loss under the caption “Other income, net.” The recorded value of these warrants can fluctuate significantly based on changes in the value of the underlying common stock of the issuer. At March 31, 2004, the warrants had a fair value of approximately $2.9 million and were recorded under the caption “Other assets” in our consolidated balance sheets.

     Cost of Goods Manufactured – Our cost of goods manufactured include estimates made around allocations of salaries and related benefits, occupancy costs, depreciation expense and other allocable costs directly related to our manufacturing activities. Cost of goods manufactured are incurred with the manufacture of Risperdal Consta and Nutropin Depot.

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

Results of Operations

     The net loss in accordance with accounting principles generally accepted in the U.S. (known as “GAAP”) for the fiscal year ended March 31, 2004 was $102.4 million or $1.25 per share as compared to a net loss of $106.9 million or $1.66 per share for the fiscal year ended March 31, 2003 and a net loss of $61.4 million or $0.96 per share for the fiscal year ended March 31, 2002. Included in the net loss for fiscal 2003 was a $94.6 million noncash charge related to the equity investment we made in Reliant in December 2001, as well as an $80.8 million noncash gain on the exchange of our convertible notes in December 2002.

     Total revenues were $39.1 million for the year ended March 31, 2004 compared to $47.3 million and $54.1 million for the years ended March 31, 2003 and 2002, respectively.

     Total manufacturing and royalty revenues were $29.5 million and $15.5 million for the fiscal years ended March 31, 2004 and 2003, respectively. We began reporting manufacturing and royalty revenues separately from research and development revenues for the first time in fiscal 2003 as revenues earned as a result of the commercial launch of Risperdal Consta in certain countries outside the U.S became material to operating results.

     Total manufacturing revenues were $25.7 million and $14.3 million for the fiscal years ended March 31, 2004 and 2003, respectively, including $25.0 million and $13.0 million, respectively, of manufacturing revenues for Risperdal Consta. The increase in manufacturing revenues for the year ended March 31, 2004 compared to the year ended March 31, 2003 was primarily due to increased shipments of Risperdal Consta to Janssen for the U.S. launch of the product which occurred in December 2003 and to supply product for additional countries around the world. Risperdal Consta is marketed in more than 30 countries. Under our manufacturing and supply agreement with Janssen, we record manufacturing revenues upon shipment of product by Alkermes to Janssen based on a percentage of Janssen’s net selling price. These percentages are based on the volume of units shipped to Janssen in any given calendar year, with a minimum manufacturing fee of 7.5%. In fiscal 2004, our manufacturing revenues were based on an average of 9.8% of Janssen’s net sales price for Risperdal Consta compared to 12.3% in fiscal 2003.

     Total royalty revenues were $3.8 million and $1.2 million for the fiscal years ended March 31, 2004 and 2003, respectively, including $3.1 million and $0.4 million, respectively, of royalty revenues for Risperdal Consta. The increase in royalty revenues for fiscal 2004 compared to fiscal 2003 was due to an increase in global sales of Risperdal Consta by Janssen. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of Risperdal Consta in the quarter when the product is sold by Janssen.

     Our research and development revenue under collaborative arrangements was $9.5 million, $31.8 million and $54.1 million for the fiscal years ended in 2004, 2003 and 2002, respectively. The decrease in such revenue for fiscal 2004 as compared to fiscal 2003 was primarily the result of the restructuring of our AIR® insulin and AIR human growth hormone (“hGH”) programs with Lilly, changes in our partners, as well as changes in the stage of several other collaborative programs. Beginning January 1, 2003, we no longer record research and development revenue for work performed on the Lilly programs but instead use the proceeds from Lilly’s purchase of $30.0 million of our convertible preferred stock in December 2002 to pay for development costs into calendar year 2004. Also, in December 2002, the royalty payable by Lilly to us based on revenues of potential inhaled insulin products was increased. Lilly has the right to return the convertible preferred stock to us in exchange for a reduction in this royalty rate. The Convertible Preferred Stock is convertible into our common stock at the market price at the time of conversion at our option or automatically upon the filing of a new drug application with the FDA for a pulmonary insulin product. At March 31, 2004, approximately $24.6 million of the proceeds from the sale of $30.0 million of our convertible preferred stock had been spent. In December 2003, Lilly made additional payments to us totaling approximately $7.0 million in order to fund an increase in the scope of our development programs with Lilly. This funding has been recorded as deferred revenue in the consolidated balance sheets and we expect to recognize the $7.0 million as revenue after the proceeds from the sale of $30.0 million of our convertible preferred stock have been spent. The decrease in research and development revenue under collaborative arrangements for fiscal 2003 as compared to fiscal 2002 was primarily the result of the change in the Risperdal Consta program from a development stage program to a commercial product, the restructuring of our AIR insulin and AIR hGH programs with Lilly, changes in our partners and changes in the stage of several other collaborative programs.

     Cost of goods manufactured was $19.0 million in fiscal 2004, consisting of approximately $13.0 million for Risperdal Consta and $6.0 million for Nutropin Depot. Cost of goods manufactured was $10.9 million in fiscal 2003, consisting of approximately $5.5 million for Risperdal Consta and $5.4 million for Nutropin Depot. The increase in cost of goods manufactured in fiscal 2004 as compared to fiscal 2003 was primarily the result of an increase in production of Risperdal Consta for shipment to our partner, Janssen. We began reporting cost of goods manufactured separately from research and development expenses for the first time in fiscal 2003 as revenues earned as a result of the commercial launch of Risperdal Consta became material to operating results.

     Research and development expenses were $91.1 million for the fiscal year ended in 2004 compared to $85.4 million and $92.1 million for the fiscal years ended in 2003 and 2002, respectively. Research and development expenses were higher in the year ended March 31, 2004 as compared to the year ended March 31, 2003 primarily because of an increase in external research expenses related to both the continuing development of the our proprietary product candidates, primarily Vivitrex, and also our collaborator product candidates, as well as an increase in occupancy costs and depreciation expense related to the expansion of our facilities in both Massachusetts and Ohio. The decrease in research and development expenses for fiscal 2003 as compared to fiscal 2002 was primarily because we began separately reporting the cost of goods manufactured for our commercial products in fiscal 2003 as Risperdal Consta moved from a development stage program to a commercial product. This decrease was partially offset by an increase in external research expenses as we advanced our proprietary product candidates and our collaborators’ product candidates through development and clinical trials as well as an increase in occupancy costs and depreciation expense related to the expansion of our facilities in both Massachusetts and Ohio.

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

     Below is a summary of our proprietary and collaborators’ commercial products and product candidates and their respective stages of clinical development.

Product		Phase of Clinical
Candidate	Indication	Development (1)
Risperdal Consta	Schizophrenia	Marketed
Vivitrex	Alcohol dependence	Phase III
Vivitrex	Opioid dependence	Phase II
AIR Insulin	Diabetes	Phase II
Exenatide LAR (AC2993)	Diabetes	Phase II
ProLease r-hFSH	Infertility	Phase Ib
AIR hGH	Growth hormone deficiency	Phase I
AIR Epinephrine	Anaphylaxis	Phase I
Others	Various	Preclinical

______________

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

     General and administrative expenses were $26.0 million, $26.7 million and $24.4 million for the fiscal years ended in 2004, 2003 and 2002, respectively. Excluding the write off of $2.7 million in deferred merger costs in connection with the termination of our proposed merger with Reliant in the year ended March 31, 2003, general and administrative expenses for fiscal 2004 were higher than in fiscal 2003 primarily as a result of an increase in personnel, consulting and insurance costs. The increase for fiscal 2003 as compared to fiscal 2002 was primarily the result of the write off of the $2.7 million of merger costs described above as a result of the mutual termination of the merger agreement with Reliant in fiscal 2003, partially offset by a decrease in personnel and related costs as a result of our restructuring in August 2002.

     In August 2002, we announced a restructuring program to reduce our cost structure as a result of our expectations regarding the financial impact of a delay in the U.S. launch of Risperdal Consta by our collaborative partner, Janssen. The restructuring program reduced our workforce by 122 employees, representing 23% of our total workforce at that time and included consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of our medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and other expenses. The workforce reductions were made across all functions of the Company.

     In connection with the restructuring program, we recorded charges of approximately $6.5 million in the consolidated statements of operations and comprehensive loss for the year ended March 31, 2003. We recorded recoveries of $0.2 million in fiscal 2004 related to subleases negotiated on more favorable terms than initially estimated. The charges incurred in fiscal 2003 consisted of approximately $1.5 million in employee separation costs, including severance and related benefits, and approximately $5.0 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee, the length of time it will take to sublease certain of our facilities and the lease rates at which the we may negotiate sublease agreements with third parties. As of March 31, 2004, we had paid an aggregate of approximately $1.5 million in employee separation costs and approximately $3.7 million in facility closure costs.

     The amounts in the accrual at March 31, 2004 are expected to be paid through fiscal 2006. Pursuant to the restructuring plan, the following charges and payments have been recorded during the year ended March 31, 2004 and 2003:

	Fiscal Year 2003			Fiscal Year 2004
			Balance,			Balance,
			March 31,			March 31,
Type of Liability	Charges	Payments	2003	Recoveries	Payments	2004
Employee separation costs	$1,480,025	$(1,463,478)	$16,547	$—	$(16,547)	$—
Facility closure costs	5,016,599	(1,496,136)	3,520,463	(208,153)	(2,174,569)	1,137,741

Total	$6,496,624	$(2,959,614)	$3,537,010	$(208,153)	$(2,191,116)	$1,137,741

     We substantially completed our restructuring program during fiscal 2003. However, the remaining restructuring accrual is an estimate of costs associated with leases or closed facilities and may require adjustment in the future.

     Interest income was $3.4 million, $3.8 million and $15.3 million for the fiscal years ended in 2004, 2003 and 2002, respectively. The decrease for fiscal 2004 as compared to fiscal 2003 was primarily the result of a decline in interest rates on investments held during the year, partially offset by higher average cash and investment balances held during the year ended March 31, 2004 compared to the year ended March 31, 2003. The decrease for fiscal 2003 as compared to 2002 was primarily the result of lower average cash and investment balances as compared to the prior year as well as a decline in market interest rates.

     Other income, net was $2.1 million in fiscal 2004 as compared to $0 in fiscal 2003 and 2002. Other income, net represents income recognized on the changes in the fair value of warrants of public companies held by us in connection with collaboration and licensing arrangements, which are recorded as derivatives under the caption “Other assets” in the consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

     Interest expense was $6.5 million for the fiscal year ended in 2004 as compared to $10.4 million and $8.9 million for the fiscal years ended in 2003 and 2002, respectively. The decrease for fiscal 2004 as compared to fiscal 2003 was primarily the result of a decrease in the outstanding average debt balance as well as a lower interest rate payable on the convertible debt outstanding during the respective periods. The increase for fiscal 2003 as compared to fiscal 2002 was primarily the result of interest charges related to the 6.52% Convertible Senior Subordinated Notes (the “6.52% Senior Notes”) issued in December 2002.

     Gain on exchange of notes was $80.8 million for the fiscal year ended in 2003 and was a result of the gain on the exchange of $199.3 million principal of the 3.75% Convertible Subordinated Notes due 2007 (the “3.75% Subordinated Notes”) for $114.6 million principal of the 6.52% Senior Notes in December 2002.

     Derivative loss related to convertible subordinated notes was $4.5 million, $4.3 million and $0 for the fiscal years ended in 2004, 2003 and 2002, respectively.

     We recorded a derivative liability related to the 6.52% Senior Notes. The Two-Year Interest Make-Whole provision, included in the note indenture and described in Note 6 to our consolidated financials statements included in this Form 10-K, represented an embedded derivative which was required to be accounted for apart from the underlying 6.52% Senior Notes. At issuance of the 6.52% Senior Notes, the Two-Year Interest Make-Whole feature was estimated to have a fair value of $9.0 million and the initial recorded value of the 6.52% Senior Notes was reduced by this allocation. The estimated value of the Two-Year Interest Make-Whole feature was carried in the consolidated balance sheets under the caption “derivative liability related to convertible subordinated notes” and was adjusted quarterly through “derivative loss related to convertible notes” in the consolidated statements of operations and comprehensive losses for changes in the estimated market value of the feature. During the fiscal years ended March 31, 2004, 2003 and 2002, we recorded charges of $3.8 million, $4.3 million and $0, respectively, in the consolidated statements of operations and comprehensive loss for changes in the estimated value of the feature after issuance. In June 2003, we announced that we had exercised our automatic conversion right for the 6.52% Senior Notes. The embedded derivative was adjusted to the value of the remaining balance of the Two-Year Interest Make-Whole payment, or approximately $17.1 million, at June 30, 2003 and was accounted for as a liability on the consolidated balance sheets. In July 2003, upon conversion of the then outstanding 6.52% Senior Notes and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and the balance was reduced to zero.

     We also recorded a derivative liability related to the 2½% Convertible Subordinated Notes due 2023 (the “2½% Subordinated Notes”). The Three-Year Interest Make-Whole, included in the note indenture and described in Note 6 to our consolidated financial statements in this Form 10-K, represented an embedded derivative which was required to be accounted for apart from the underlying 2½% Subordinated Notes. At issuance of the 2½% Subordinated Notes, the Three-Year Interest Make-Whole had an estimated initial aggregate fair value of $3.9 million, which reduced the amount of the outstanding debt and has been recorded as a derivative liability in the consolidated balance sheets. The $3.9 million initially allocated to the Three-Year Interest Make-Whole feature has been treated as a discount on the 2½% Subordinated Notes and is being accreted to interest expense over five years through September 1, 2008, the first date on which holders of the 2½% Subordinated Notes have the right to require us to repurchase the 2½% Subordinated Notes. The estimated value of the Three-Year Interest Make-Whole feature is carried in the consolidated balance sheets under the caption “derivative liability related to convertible notes” and will be adjusted to its fair value on a quarterly basis until it expires or is paid. Quarterly adjustments to the fair value of the Three-Year Interest Make-Whole will be charged to “derivative losses related to convertible notes” in the consolidated statements of operations and comprehensive loss until it is paid out or expires. During the fiscal years ended March 31, 2004, 2003 and 2002, we recorded net charges of $0.8 million, $0 and $0, respectively, in the consolidated statements of operations and comprehensive loss for changes in the estimated value of the feature after issuance. The recorded value of the derivative liability related to the 2½% Subordinated Notes, approximately $4.7 million and $0 at March 31, 2004 and 2003, respectively, can fluctuate significantly based on fluctuations in the market value of the our common stock.

     We do not believe that inflation and changing prices have had a material impact on our results of operations.

Discontinuation of Nutropin Depot

     On June 1, 2004, Alkermes and Genentech announced the decision to discontinue commercialization of Nutropin Depot. The decision was based on the significant resources required by both companies to continue manufacturing and commercializing the product. In connection with this decision, we will cease commercial manufacturing of Nutropin Depot and record restructuring charges in the quarter ended June 30, 2004 currently estimated to aggregate between $15.0 and $20.0 million. These restructuring charges will include the write-off of equipment, inventory and leasehold improvements related to the manufacture of Nutropin Depot as well as employee separation costs, including severance and related benefits. The restructuring charges will also include lease costs and significant estimates related to the costs to maintain the facility in which Nutropin Depot was produced through the end of its lease term, August 2008. A portion of the restructuring charges will be recorded under the caption cost of goods manufactured in the consolidated statements of operations and comprehensive loss and relate to a one time write-off of Nutropin Depot inventory.

Reliant

     In December 2001, we purchased approximately 63% of an offering by Reliant of its Series C convertible, redeemable preferred units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100.0 million. Through March 31, 2004, the investment had been accounted for under the equity method of accounting because Reliant was organized as a limited liability company, which is treated in a manner similar to a partnership. At the time of our investment, Reliant had an accumulated deficit from operations and a deficit in members’ capital; as a result under applicable accounting rules, our share of Reliant’s losses from the date of the our investment was being recognized in proportion to our percentage participation in the Series C financing, and not in proportion to our percentage ownership interest in Reliant. We recorded our equity in the income or losses of Reliant three months in arrears. For the fiscal years ended in 2004, 2003 and 2002, this charge amounted to approximately $0, $94.6 million and $5.4 million respectively, and was recorded in our consolidated statements of operations and comprehensive loss under the caption “equity in losses of Reliant Pharmaceuticals, LLC.”

     Reliant is a privately held company over which we do not exercise control and we have relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to us to calculate our share of Reliant’s losses. Our $100.0 million investment was reduced to $0 during the fiscal year ended March 31, 2003.

     In connection with our $100.0 million equity investment in Reliant, we allocated our proportionate share of the assets acquired and liabilities assumed in accordance with the guidance set forth in SFAS No. 141, “Business Combinations.” In the quarter ended December 31, 2001, we recorded a $2.7 million noncash charge for in-process research and development through the consolidated statements of operations and comprehensive loss under the caption “equity in losses of Reliant Pharmaceuticals, LLC.”

     During the period from September 2003 through December 2003, Reliant closed on offerings of its Series D convertible, redeemable preferred units at a price of $20 per unit totaling approximately $271.4 million, including the exchange of approximately $65.9 million of existing debt. The Series D convertible, redeemable preferred units rank senior to the Series A, B and C Preferred Units and the common units. The Series D convertible, redeemable preferred units holders are entitled to receive a preferred return at an annual rate of 8.5%, compounded quarterly, of the contributed capital to acquire each unit when and if declared by the Board of Managers. As a result of the Series D offering by Reliant, Alkermes’ ownership percentage in Reliant was reduced from approximately 19% to approximately 12%.

     Effective April 1, 2004, Reliant converted from a limited liability company to a corporation under Delaware state law. Because of this change from a limited liability company to a corporation, our investment in Reliant will henceforth be accounted for under the cost method effective April 1, 2004. We therefore will not record any share of Reliant’s future net income or losses.

     In March 2002, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliant. In August 2002, we and Reliant announced the mutual termination of the Merger Agreement. The companies agreed to terminate due to general market conditions. There were no payments triggered by the mutual termination and each company was responsible for its own legal and transaction fees. As a result of the termination of the Merger Agreement, we expensed approximately $2.7 million in fiscal 2003 of deferred merger costs that are included in general and administrative expenses.

	Three Months Ended
Quarterly Financial Data	June 30,	September 30,	December 31,	March 31,
(In thousands, except share and per share data)	2003	2003	2003	2004
Revenues:
Manufacturing and royalty revenues	$1,545	$5,310	$8,636	$14,035
Research and development revenue under collaborative arrangements	2,757	2,140	2,585	2,046

Total revenues	4,302	7,450	11,221	16,081

Expenses:
Cost of goods manufactured	2,560	4,567	4,069	7,841
Research and development	21,673	23,404	21,148	24,872
General and administrative	5,781	5,918	6,538	7,792
Restructuring	—	—	—	(208)

Total expenses	30,014	33,889	31,755	40,297

Operating loss	(25,712)	(26,439)	(20,534)	(24,216)

Other income (expense):
Interest income	975	668	957	809
Other income, net	1,409	1,098	(746)	357
Derivative losses related to convertible notes	(3,764)	(900)	650	(500)
Interest expense	(3,480)	(647)	(1,190)	(1,180)

Total other income (expense)	(4,860)	219	(329)	(514)

Net loss	$(30,572)	$(26,220)	$(20,863)	$(24,730)

Basic and diluted loss per common share	$(0.47)	$(0.31)	$(0.23)	$(0.28)

Weighted average number of common shares outstanding	64,736	84,984	89,014	89,224

	Three Months Ended
Quarterly Financial Data (Continued)	June 30,	September 30,	December 31,	March 31,
(In thousands, except share and per share data)	2002	2002	2002	2003
Revenues:
Manufacturing and royalty revenues	$1,771	$1,655	$3,490	$8,566
Research and development revenue under collaborative arrangements	8,520	7,816	11,705	3,743

Total revenues	10,291	9,471	15,195	12,309

Expenses:
Cost of goods manufactured	1,248	1,166	2,459	6,036
Research and development	23,351	27,020	18,707	16,311
General and administrative	6,016	9,196	5,367	6,115
Restructuring	—	3,682	2,274	541

Total expenses	30,615	41,064	28,807	29,003

Operating loss	(20,324)	(31,593)	(13,612)	(16,694)

Other income (expense):
Interest income	1,366	1,068	553	789
Gain on exchange of notes	—	—	80,849	—
Derivative losses related to convertible notes	—	—	—	(4,300)
Interest expense	(2,081)	(2,067)	(2,058)	(4,197)

Total other (income) expense	(715)	(999)	79,344	(7,708)

Equity in losses of Reliant Pharmaceuticals, LLC	(24,213)	(35,257)	(24,482)	(10,645)

Net (loss) income	$(45,252)	$(67,849)	$41,250	$(35,047)

Net (loss) income per common share:
Basic	$(0.70)	$(1.05)	$0.64	$(0.54)

Diluted	$(0.70)	$(1.05)	$0.62	$(0.54)

Weighted average common shares used to compute net (loss) income per common share:
Basic	64,261	64,318	64,409	64,552

Diluted	64,261	64,318	67,059	64,552

Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments were approximately $143.9 million at March 31, 2004 as compared to $136.1 million at March 31, 2003. During the fiscal year ended in 2004 we received approximately $121.0 million in net proceeds from the sale of our 2½% Subordinated Notes, approximately $7.0 million from Lilly in order to fund an increase in the scope of our development programs with Lilly and approximately $3.4 million in proceeds from stock option exercises. This increase in cash was offset by cash used to fund our operations, to acquire fixed assets and to make interest and principal payments on our indebtedness.

     We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper, with the exception of our $100 million investment in Reliant. Our investment objectives for our investments, other than our investment in Reliant, are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. Investments classified as long-term at March 31, 2004 consist of U.S. Government obligations held as collateral under certain letters of credit and lease agreements.

     All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Fair value is determined based on quoted market prices.

     In June 2003, we announced that we had exercised our right to automatically convert all of our outstanding 6.52% Senior Notes into shares of our common stock in July 2003. During June and July 2003, approximately $150.7 million principal amount of 6.52% Senior Notes were exchanged for, and approximately $23.9 million principal amount of 6.52% Senior Notes were converted into, our common stock. In aggregate, we issued 24.0 million shares of common stock in connection with the exchanges and conversion and paid approximately $2.3 million in cash to satisfy the Two-Year Interest Make-Whole payment. None of the 6.52% Notes are currently outstanding and no gain or loss was recorded on the conversion of the 6.52% Senior Notes, which was done in accordance with the underlying indenture.

     In August and September 2003, we issued an aggregate of $100.0 million and $25.0 million, respectively, principal amount of 2½% Subordinated Notes. The 2½% Subordinated Notes are convertible into shares of our common stock at a conversion price of $13.85 per share, subject to adjustment in certain events. The 2½% Subordinated Notes bear interest at 2½% per year, payable semiannually on March 1 and September 1, commencing on March 1, 2004 and are subordinated to existing and future senior indebtedness of Alkermes.

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

     In December 2002, we and Lilly expanded the collaboration for the development of inhaled formulations of insulin and hGH based on our AIR pulmonary drug delivery technology and Lilly purchased $30.0 million of our Convertible Preferred Stock pursuant to a stock purchase agreement. We agreed to use the proceeds from the Convertible Preferred Stock to fund the development of inhaled insulin and hGH during calendar year 2003 and into calendar year 2004. We will not record any research and development revenue for these programs related to the $30.0 million in proceeds from the Convertible Preferred Stock. To the extent that the $30.0 million is not used for purposes specified in the agreement, Lilly will be entitled to credits for additional research services in the future. In addition, the royalty rate payable to us based on revenues of potential inhaled insulin products has been increased. Lilly has the right to return the Convertible Preferred Stock to us in exchange for a reduction in this royalty rate. The Convertible Preferred Stock is convertible into our common stock at the market price at the time of conversion at our option or automatically upon the filing of a new drug application with the FDA for a pulmonary insulin product. The collaboration cannot terminate without cause until January 2005. We will register for resale all of our shares of common stock issued upon conversion of the Convertible Preferred Stock. At March 31, 2004, approximately $24.6 million of the proceeds from the sale of $30.0 million of our convertible preferred stock had been spent. In December 2003, Lilly made payments to us totaling approximately $7.0 million in order to fund an increase in the scope of our Lilly development programs. This funding has been recorded as deferred revenue in the consolidated balance sheets and we expect to recognize the $7.0 million as revenue after the proceeds from the sale of $30.0 million of our convertible preferred stock have been spent.

     In August 2002, we announced the regulatory approval and expected commercial launch of Risperdal Consta in Germany and the United Kingdom. Under a manufacture and supply agreement with Janssen and based on the foregoing, Janssen is required to pay us certain minimum amounts of manufacturing revenues relating to our sales of Risperdal Consta to Janssen. The actual amount of such minimum manufacturing revenues will be determined by a formula and is currently estimated to aggregate approximately $150.0 million. As of March 31, 2004, we had recognized approximately $38.0 million of cumulative manufacturing revenues against the estimated $150.0 million minimum. Janssen’s minimum revenue obligation will be satisfied when Alkermes reaches approximately $150.0 million in cumulative manufacturing revenues earned from sales of Risperdal Consta to Janssen. While the manufacture and supply agreement with Janssen specifies annual minimum revenues expected to be paid to Alkermes over a ten year period beginning in calendar 2003, we expect our annual manufacturing revenues to exceed those annual minimums. In December 2002, Janssen prepaid the first two years of minimum manufacturing revenues to us, totaling $23.9 million and these amounts were recorded as deferred revenue in our consolidated balance sheets. As of March 31, 2004, approximately $10.1 million of this prepayment was unearned and was recorded as a current liability under the caption deferred revenue in the consolidated balance sheets.

     At March 31, 2004, we have approximately $502.8 million of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes available to offset future taxable income and approximately $24.2 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from fiscal 2005 through 2024. Due to the uncertainty of realizing the future benefits of the net deferred income tax assets, a full valuation allowance has been established at March 31, 2004 and, therefore, no benefit has been recognized in the financial statements.

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

     Capital expenditures were approximately $15.1 million for the year ended March 31, 2004, principally reflecting equipment purchases and building expansion and improvements. We expect our capital expenditures to total approximately $25.0 million during fiscal year 2005, primarily to expand our manufacturing infrastructure for Risperdal Consta, Exenatide LAR and Vivitrex in addition to continued improvements to our manufacturing and development facilities in Massachusetts and Ohio. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing loans, General Electric Capital Corporation (“GECC”) and Johnson & Johnson Finance Corporation have security interests in certain of our assets.

     We have summarized below our material contractual cash obligations as of March 31, 2004:

		Less Than	One to Three	Four to Five	After Five
		One Year	Years	Years	Years
		(Fiscal	(Fiscal	(Fiscal	(After
Contractual Cash Obligations (in thousands)	Total	2005)	2006 - 2008)	2009 - 2010)	Fiscal 2010)
Convertible subordinated notes - principal	$125,676	$—	$676	$—	$125,000
Convertible subordinated notes - interest	60,724	3,150	9,397	6,250	41,927
Capital lease obligations	504	114	342	48	—
Operating lease obligations	204,658	14,239	31,960	20,581	137,878
Purchase obligations	216	216	—	—	—
Capital expansion programs	5,000	5,000	—	—	—

Total contractual cash obligations	$396,778	$22,719	$42,375	$26,879	$304,805

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

     We believe that our current cash and cash equivalents and short-term investments, combined with anticipated interest income, manufacturing and royalty revenues and research and development revenues under collaborative arrangements, will be sufficient to meet our anticipated capital requirements through at least March 31, 2006.

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

Recent Accounting Pronouncements

     In July 2000, the Emerging Issues Task Force (“EITF”) released EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” for comment which addresses revenue recognition for arrangements with multiple deliverables. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF Issue No. 00-21 on June 1, 2003 and it did not have a material impact on our financial position and results of operations.

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

     In January 2003 and December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R addresses the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special purpose entities for periods ending after December 15, 2003, of which we had none. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. We have applied the provisions of FIN 46 and FIN 46-R and the adoption of these statements was not material to our consolidated financial position and results of operations.

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

     A 10% increase or decrease in market interest rates on our 2½% Subordinated Notes and our 3.75% Subordinated Notes would result in no material impact on our notes.

Foreign Currency Exchange Rate Risk

     The royalty revenues we receive on Risperdal Consta are a percentage of the net sales made by our collaborative partner. Some of these sales are made in foreign countries and are denominated in foreign currencies. The royalty payment on these foreign sales is calculated initially in the foreign currency in which the sale is made and is then converted into U.S. dollars to determine the amount that our collaborative partner pays us for royalty revenues. Fluctuations in the exchange ratio of the U.S. dollar and these foreign currencies will have the effect of increasing or decreasing our royalty revenues even if there is a constant amount of sales in foreign currencies. For example, if the U.S. dollar strengthens against a foreign currency, then our royalty revenues will decrease given a constant amount of sales in such foreign currency.

     The impact on our royalty revenues from foreign currency exchange rate risk is based on a number of factors, including the amount of sales in any foreign currency, the exchange ratio (and the change in the exchange ratio from the prior period) between a foreign currency and the U.S. dollar, and the amount of sales by our collaborative partner that are denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

     All financial statements required to be filed hereunder are filed as an exhibit hereto, are listed under Item 15 (a)(1) and (2) and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     As of March 31, 2004, Alkermes’ management, with the participation of Alkermes’ Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Alkermes’ disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of

1934, as amended (the “Exchange Act”). Based upon that evaluation, Alkermes’ Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, Alkermes’ disclosure controls and procedures were effective in ensuring that material information required to be disclosed by Alkermes in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Alkermes’ management, including Alkermes’ Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in Alkermes’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Alkermes’ internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference to our Proxy Statement for our annual shareholders’ meeting (the “2004 Proxy Statement”).

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to the 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the 2004 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the 2004 Proxy Statement.

Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated herein by reference to the 2004 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of the Report:

(1)	The consolidated financial statements of Alkermes, Inc. required by this item are submitted in a separate section beginning on page F-1 of this Report.

(2)	Financial Statement Schedule:

I	Financial Statements of Reliant Pharmaceuticals, LLC (financial statements required by Regulation S-X) are submitted in a separate section beginning on page I-1 of this Report.

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

3.1	(a)
Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2002.)

3.1	(b)
Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on May 14, 2003 (Incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)

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

4.2
Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)

4.3		Specimen of 2002 Preferred Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on December 13, 2002.)

4.4
Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (3.75% Subordinated Notes) (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended filed on February 29, 2000 (File No. 333-31354).)

4.5		Form of 3.75% Subordinated Note (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended filed on February 29, 2000 (File No. 333-31354).)

4.6
Rights Agreement, dated as of February 7, 2003, as amended, between Alkermes, Inc. and EquiServe Trust Co., N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)

Exhibit No.
4.7
Indenture, dated August 22, 2003, between Alkermes, Inc. and U.S. Bank National Association, as Trustee (2½% Subordinated Notes.) (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, as amended filed on September 3, 2003 (File No. 333-108483).)

4.8	Form of 2½% Subordinated Note (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, as amended filed on September 3, 2003 (File No. 333-108483).)

10.1	Amended and Restated 1989 Non-Qualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 4.2(c) to the Registrant’s Registration Statement on Form S-8 (File No. 33-44752).)+

10.2
Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998 (File No. 001-14131).)+

10.3	1991 Restricted Common Stock Award Plan. (Incorporated by reference to Exhibit 4.2(a) to the Registrant’s Registration Statement on Form S-8 (File No. 33-58330).)+

10.4	1992 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 33-54932).)+

10.5
Stock Option Plan for Non-Employee Directors, as amended. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on October, 1, 2003 (File No. 333-109376).)+

10.6	Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)+

10.7	1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on October, 1, 2003 (File No. 333-109376).)+

10.8	2002 Restricted Stock Award Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.)+

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

10.11
Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-19267).)

Exhibit No.
10.11	(a)
First Amendment of Lease, dated June 9, 1997, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-19267).)

10.12
License Agreement, dated as of April 14, 1999, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)*

10.13
Manufacture and Supply Agreement, entered into April 5, 2001, by and between Alkermes, Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)**

10.14
License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (U.S.) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)***

10.15
License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except U.S.) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)***

10.16
Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10.16	(a)
Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10.16	(b)
Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10.17
Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc., as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)*

10.18
Letter Agreement, dated September 27, 1996, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutic Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 000-19267).)

Exhibit No.
10.19	(a)
Second Loan Supplement and Modification Agreement, dated as of March 19, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.29(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998 (File No. 001-14131).)

10.19	(b)
Third Loan Supplement and Modification Agreement, dated as of September 24, 1998, by and among Fleet National Bank, Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-14131).)

10.20
Security Agreement, dated as of September 27, 1996, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutic Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 000-19267).)

10.21
Pledge Agreement, dated as of September 27, 1996, from the Registrant to Fleet National Bank. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 000-19267).)

10.22
Mortgage and Security Agreement, dated as of September 27, 1996, from Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 000-19267).)

10.23
Environmental Indemnity Agreement, dated as of September 27, 1996, from the Registrant and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 000-19267).)

10.24
Promissory Note, dated March 19, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998 (File No. 001-14131).)

10.25
Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($11,000,000). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-14131).)

10.26
Promissory Note, dated September 24, 1998, from the Registrant, Alkermes Controlled Therapeutics, Inc. and Alkermes Controlled Therapeutics Inc. II to Fleet National Bank ($9,000,000). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 001-14131).)

10.27
Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)+

Exhibit No.
10.28
Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.29
Change in Control Employment Agreement, of various dates, between Alkermes, Inc. and each of James M. Frates, Michael J. Landine, David A. Broecker and Kathryn Biberstein. (Form of agreement incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.30
Employment Agreement, dated December 22, 2000 by and between David A. Broecker and the Registrant. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)+

10.31
Employment Agreement, dated January 8, 2003, by and between Kathryn L. Biberstein and the Registrant. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2003.)+

10.32	Stock Purchase Agreement, dated December 13, 2002, between Alkermes and Eli Lilly and Company. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 16, 2002.)

10.33
Registration Rights Agreement, dated August 19, 2003, between Alkermes, Inc. and U.S. Bancorp. Piper Jaffray Inc. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, as amended filed on September 3, 2003 (File No. 333-108483).)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.

23.2	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

23.3	Notice Regarding Consent of Arthur Andersen LLP

24.1	Power of Attorney (included on signature pages)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

**	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 27, 2001. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

§	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 16, 2002. Such provisions have been separately filed with the Commission.

+	Constitutes a management contract or compensatory plan required to be filed as an Exhibit to this Report pursuant to Item 15(c) of Form 10-K.

(b)	During the quarter ended March 31, 2004, the Registrant filed or furnished Current Reports on Form 8-K as follows:

Date of 8-K Current
Report	Description	Filed or Furnished
February 11, 2004	Results of Operations	Furnished
and Financial Condition
pursuant to Item 12

UNDERTAKING

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant’s Registration Statements on Form S-8, Nos. 333-72988, 333-89573, 333-89575, 333-48768, 333-48772, 333-71011, 333-50357, 333-13283, 33-97468, 33-58330, 333-107206, 333-109376, 333-107208 and 33-44752 and on Form S-3, Nos. 333-75649 and 333-108483.

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

ALKERMES, INC.
June 10, 2004	By:	/s/ Richard F. Pops
Richard F. Pops
Chief Executive Officer

POWER OF ATTORNEY

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

Signature	Title	Date
/s/ Michael A. Wall	Director and Chairman of the	June 10, 2004
Board
Michael A. Wall

/s/ Richard F. Pops	Director and Chief Executive Officer	June 10, 2004
(Principal Executive Officer)
Richard F. Pops

/s/ James M. Frates	Vice President, Chief Financial Officer	June 10, 2004
and Treasurer (Principal Financial and
James M. Frates	Accounting Officer)

/s/ Floyd E. Bloom	Director	June 10, 2004

Floyd E. Bloom

/s/ Robert A. Breyer	Director	June 10, 2004

Robert A. Breyer

/s/ Gerri Henwood	Director	June 10, 2004

Gerri Henwood

/s/ Paul J. Mitchell	Director	June 10, 2004

Paul J. Mitchell

Signature	Title	Date
/s/ Alexander Rich	Director	June 10, 2004
Alexander Rich

/s/ Paul Schimmel	Director	June 10, 2004

Paul Schimmel

/s/ Mark B. Skaletsky	Director	June 10, 2004

Mark B. Skaletsky

Alkermes, Inc. and Subsidiaries

Consolidated Financial Statements as of March 31, 2004 and 2003 and for the Three Years in the Period Ended March 31, 2004 and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Alkermes, Inc.
Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Alkermes, Inc. and subsidiaries (the “Company”) as of March 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
June 10, 2004

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND 2003

	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,898,648	$72,478,675
Investments—short-term	134,037,415	63,615,497
Receivables	11,526,280	7,300,923
Prepaid expenses and other current assets	2,155,941	2,166,238
Inventory	2,604,851	2,576,082

Total current assets	160,223,135	148,137,415

PROPERTY, PLANT AND EQUIPMENT:
Land	235,000	235,000
Building	15,718,268	5,093,815
Furniture, fixtures and equipment	69,016,366	56,005,820
Equipment under capital lease	463,610	—
Leasehold improvements	56,808,710	31,603,290
Construction in progress	3,489,296	39,500,993

	145,731,250	132,438,918
Less accumulated depreciation and amortization	(49,988,460)	(40,964,851)

Property, plant and equipment—net	95,742,790	91,474,067

INVESTMENTS—Long-term	5,011,630	8,945,908
OTHER ASSETS	9,051,949	7,141,780

TOTAL ASSETS	$270,029,504	$255,699,170

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,209,061	$14,252,083
Accrued interest	264,370	2,901,984
Accrued restructuring costs	1,137,741	3,537,010
Deferred revenue	17,173,618	12,253,338
Derivative liability related to convertible subordinated notes	4,650,000	13,300,000
Obligation under capital lease	81,596	—
Long-term obligations—current portion	—	7,800,000

Total current liabilities	41,516,386	54,044,415

DEFERRED REVENUE	—	10,114,032
OBLIGATION UNDER CAPITAL LEASE	337,528	—
2½% CONVERTIBLE SUBORDINATED NOTES	121,569,641	—
6.52% CONVERTIBLE SENIOR SUBORDINATED NOTES	—	165,910,429
3.75% CONVERTIBLE SUBORDINATED NOTES	676,000	676,000
CONVERTIBLE PREFERRED STOCK, Par value, $.01 per share; authorized and issued, 3,000 shares at March 31, 2004 and 2003 (at liquidation preference)	30,000,000	30,000,000
COMMITMENTS (Note 14)

SHAREHOLDERS’ EQUITY (DEFICIT):
Capital stock, par value, $.01 per share; authorized, 4,550,000 shares; issued, none (includes 2,997,000 shares of preferred stock)
Common stock, par value, $.01 per share; authorized, 160,000,000 shares; issued and outstanding, 89,305,261 and 64,692,848 shares at March 31, 2004 and 2003, respectively	893,053	646,929
Nonvoting common stock, par value, $.01 per share; authorized, 450,000 shares; issued and outstanding, 382,632 shares at March 31, 2004 and 2003	3,826	3,826
Additional paid-in capital	627,445,609	447,103,721
Deferred compensation	(275,802)	(1,864,281)
Accumulated other comprehensive income (loss)	1,010,621	(173,104)
Accumulated deficit	(553,147,358)	(450,762,797)

Total shareholders’ equity (deficit)	75,929,949	(5,045,706)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$270,029,504	$255,699,170

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

	2004	2003	2002

REVENUES:
Manufacturing and royalty revenues	$29,526,318	$15,482,071	$—
Research and development revenue under collaborative arrangements	9,527,699	31,784,154	54,101,513

Total revenues	39,054,017	47,266,225	54,101,513

EXPENSES:
Cost of goods manufactured	19,036,443	10,910,172	—
Research and development	91,097,087	85,387,510	92,092,381
General and administrative	26,029,346	26,695,111	24,386,425
Restructuring	(208,153)	6,496,624	—

Total expenses	135,954,723	129,489,417	116,478,806

OPERATING LOSS	(96,900,706)	(82,223,192)	(62,377,293)

OTHER INCOME (EXPENSE):
Interest income	3,409,371	3,776,074	15,301,885
Other income, net	2,118,065	—	—
Gain on exchange of notes	—	80,849,437	—
Derivative losses related to convertible notes	(4,514,437)	(4,300,000)	—
Interest expense	(6,496,854)	(10,403,530)	(8,876,097)

Total other (expense) income	(5,483,855)	69,921,981	6,425,788

EQUITY IN LOSSES OF RELIANT PHARMACEUTICALS, LLC	—	(94,596,536)	(5,403,464)

NET LOSS	$(102,384,561)	$(106,897,747)	$(61,354,969)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.25)	$(1.66)	$(0.96)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	82,082,880	64,367,987	63,668,596

COMPREHENSIVE LOSS:
Net loss	$(102,384,561)	$(106,897,747)	$(61,354,969)
Foreign currency translation adjustments	(31,259)	55,281	(27,952)
Unrealized gain (loss) on marketable securities	1,214,984	(1,847,926)	(2,532,445)

COMPREHENSIVE LOSS	$(101,200,836)	$(108,690,392)	$(63,915,366)

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

			Nonvoting
	Common Stock		Common Stock		Additional Paid-In	Deferred
	Shares	Amount	Shares	Amount	Capital	Compensation
BALANCE—April 1, 2001	63,124,248	$631,243	382,632	$3,826	$427,129,226	$(1,024,303)
Issuance of common stock upon exercise of options or vesting of restricted stock awards	772,502	7,725	—	—	5,711,634	—
Conversion of note payable to corporate partner	328,645	3,286	—	—	7,503,044	—
Options and restricted stock awards canceled	—	—	—	—	(198,783)	198,783
Noncash compensation	—	—	—	—	3,631,656	(3,631,656)
Amortization of noncash compensation	—	—	—	—	648,965	1,294,728
Cumulative foreign currency translation adjustments	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—
Net loss for year	—	—	—	—	—	—

BALANCE—March 31, 2002	64,225,395	642,254	382,632	3,826	444,425,742	(3,162,448)
Issuance of common stock upon exercise of options or vesting of restricted stock awards	467,453	4,675	—	—	1,895,081	—
Options and restricted stock awards canceled	—	—	—	—	(17,026)	17,026
Noncash compensation	—	—	—	—	799,924	(799,924)
Amortization of noncash compensation	—	—	—	—	—	2,081,065
Cumulative foreign currency translation adjustments	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—
Net loss for year	—	—	—	—	—	—

BALANCE—March 31, 2003	64,692,848	646,929	382,632	3,826	447,103,721	(1,864,281)
Issuance of common stock upon exercise of options or vesting of restricted stock awards	569,084	5,691	—	—	3,403,979	—
Conversion of 6.52% Convertible Senior Subordinated	—	—	—	—	—	—
Notes into interest and common stock	24,043,329	240,433	—	—	177,023,875	—
Options and restricted stock awards canceled	—	—	—	—	(219,731)	219,731
Noncash compensation	—	—	—	—	133,765	(50,201)
Amortization of noncash compensation	—	—	—	—	—	1,418,949
Cumulative foreign currency translation adjustments	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—
Net loss for year	—	—	—	—	—	—

BALANCE—March 31, 2004	89,305,261	$893,053	382,632	$3,826	$627,445,609	$(275,802)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Other Comprehensive
	Income (Loss)
	Foreign	Unrealized
	Currency	Gain (Loss) on
	Translation	Marketable	Accumulated
	Adjustments	Securities	Deficit	Total
BALANCE—April 1, 2001	$(137,562)	$4,317,500	$(282,510,081)	$148,409,849
Issuance of common stock upon exercise of options or vesting of restricted stock awards	—	—	—	5,719,359
Conversion of note payable to corporate partner	—	—	—	7,506,330
Options and restricted stock awards canceled	—	—	—	—
Noncash compensation	—	—	—	—
Amortization of noncash compensation	—	—	—	1,943,693
Cumulative foreign currency translation adjustments	(27,952)	—	—	(27,952)
Unrealized loss on marketable securities	—	(2,532,445)	—	(2,532,445)
Net loss for year	—	—	(61,354,969)	(61,354,969)

BALANCE—March 31, 2002	(165,514)	1,785,055	(343,865,050)	99,663,865
Issuance of common stock upon exercise of options or vesting of restricted stock awards	—	—	—	1,899,756
Options and restricted stock awards canceled	—	—	—	—
Noncash compensation	—	—	—	—
Amortization of noncash compensation	—	—	—	2,081,065
Cumulative foreign currency translation adjustments	55,281	—	—	55,281
Unrealized loss on marketable securities	—	(1,847,926)	—	(1,847,926)
Net loss for year	—	—	(106,897,747)	(106,897,747)

BALANCE—March 31, 2003	(110,233)	(62,871)	(450,762,797)	(5,045,706)
Issuance of common stock upon exercise of options or vesting of restricted stock awards	—	—	—	3,409,670
Conversion of 6.52% Convertible Senior Subordinated	—	—	—	—
Notes into interest and common stock	—	—	—	177,264,308
Options and restricted stock awards canceled	—	—	—	—
Noncash compensation	—	—	—	83,564
Amortization of noncash compensation	—	—	—	1,418,949
Cumulative foreign currency translation adjustments	(31,259)	—	—	(31,259)
Unrealized gain on marketable securities	—	1,214,984	—	1,214,984
Net loss for year	—	—	(102,384,561)	(102,384,561)

BALANCE—March 31, 2004	$(141,492)	$1,152,113	$(553,147,358)	$75,929,949

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(102,384,561)	$(106,897,747)	$(61,354,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,914,392	9,322,344	7,621,060
Other noncash charges	3,840,383	3,267,666	3,208,869
Derivative losses related to convertible notes	4,514,437	4,300,000	—
Cash paid on interest make-whole provision	(2,325,293)	—	—
Gain on sale of equipment	(181,703)	—	—
Gains on warrants held	(2,118,065)	—	—
Gain on exchange of notes	—	(80,849,437)	—
Equity in losses of Reliant Pharmaceuticals, LLC	—	94,596,536	5,403,464
Adjustments to other assets	—	—	89,536
Changes in assets and liabilities:
Receivables from collaborative arrangements	(4,225,357)	11,738,783	(8,087,943)
Prepaid expenses and other current assets	(19,799)	1,250,591	476,309
Accounts payable, accrued expenses and accrued interest	1,343,163	(4,595,162)	11,402,018
Accrued restructuring costs	(2,399,269)	3,835,069	—
Deferred revenue	(5,207,552)	15,283,854	(1,439,810)

Net cash used in operating activities	(98,249,224)	(48,747,503)	(42,681,466)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(15,101,170)	(46,271,574)	(33,384,402)
Proceeds from the sale of equipment	320,624	60,000	371,385
Proceeds from equipment sale-leaseback	463,611	6,000,174	—
Purchases of available-for-sale short-term investments	(220,061,979)	(142,544,263)	(180,541,438)
Sales of available-for-sale short-term investments	153,598,592	214,675,793	306,549,599
Purchases of held-to-maturity short-term investments—net	—	—	(14,901,024)
Maturities of held-to-maturity long-term investments—net	—	—	64,290,159
Increase in other assets	(98,491)	(118,942)	(310,000)
Investment in Reliant Pharmaceuticals, LLC	—	—	(100,000,000)

Net cash (used in) provided by investing activities	(80,878,813)	31,801,188	42,074,279

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock—net	3,409,670	1,899,756	5,719,359
Proceeds from issuance of convertible notes	125,000,000	60,000,000	—
Proceeds from issuance of convertible preferred stock	—	30,000,000	—
Proceeds from loans	—	—	35,000,000
Repayment of loan	—	(10,000,000)	(25,000,000)
Payment of long-term obligations	(7,844,487)	(4,025,000)	(4,983,334)
Payment of financing costs in connection with convertible notes	(3,963,403)	(4,505,952)	—

Net cash provided by financing activities	116,601,780	73,368,804	10,736,025

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(53,770)	33,112	(29,046)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(62,580,027)	56,455,601	10,099,792

CASH AND CASH EQUIVALENTS—Beginning of year	72,478,675	16,023,074	5,923,282

CASH AND CASH EQUIVALENTS—End of year	$9,898,648	$72,478,675	$16,023,074

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$9,547,375	$7,328,588	$7,792,031

Noncash activities:
Conversion of 6.52% Convertible Senior Subordinated Notes and interest into common stock	$177,264,308	$—	$—

Equipment acquired under capital lease	$463,611	$—	$—

Note payable and accrued interest converted to common stock	$—	$—	$7,506,330

Exchange of 3.75% Convertible Subordinated Notes for 6.52% Convertible Senior Subordinated Notes	$—	$114,985,000	$—

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

1.	THE COMPANY

Alkermes, Inc. (the “Company” or “Alkermes”) is a pharmaceutical company that develops products based on sophisticated drug delivery technologies to enhance therapeutic outcomes in major diseases. The Company’s lead commercial product, Risperdal® Consta™ [(risperidone) long-acting injection], is the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and is marketed worldwide by Janssen-Cilag (“Janssen”), a division of Johnson & Johnson. The Company’s lead proprietary product candidate, Vivitrex® [(naltrexone) long-acting injection], is a once-a-month injection for the treatment of alcohol dependence. Alkermes has a pipeline of extended-release injectable and pulmonary drug products based on its proprietary technology and expertise. The Company’s headquarters are in Cambridge, Massachusetts, and it operates research and manufacturing facilities in Massachusetts and Ohio.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of Alkermes, Inc. and its wholly owned subsidiaries, Alkermes Controlled Therapeutics, Inc. (“ACTI”), Alkermes Controlled Therapeutics Inc. II (“ACT II”), Alkermes Investments, Inc., Alkermes Development Corporation II (“ADC II”), Alkermes Europe, Ltd. and AIR. ADC II served as the one percent general partner of Alkermes Clinical Partners, L.P. (“Clinical Partners”), a limited partnership which was engaged in a research and development project with the Company (see Note 12). ADC II’s investment in Clinical Partners was accounted for under the equity method of accounting, for which the carrying value was $0 at March 31, 2004 and 2003 (see Note 12). Clinical Partners is being dissolved. All significant intercompany balances and transactions have been eliminated.

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. Marketable equity securities have been designated as “available-for-sale” and are recorded as other assets in the consolidated financial statements at fair value with any unrealized gains or losses included as a component of accumulated other comprehensive income (loss), included in shareholders’ equity (deficit) in the consolidated balance sheets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)—The following table sets forth the carrying values and estimated fair values of the Company’s debt instruments at March 31:

	2004		2003
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
2½% Convertible Subordinated Notes, including embedded derivative liability	$126,219,641	$164,375,000	$—	$—
3.75% Convertible Subordinated Notes	676,000	574,600	676,000	507,000
6.52% Convertible Senior Subordinated Notes, including embedded derivative liability	—	—	179,210,429	242,242,000
Convertible preferred stock	30,000,000	30,000,000	30,000,000	30,000,000
Notes payable to a bank	—	—	7,800,000	7,632,000
Obligation under capital lease	419,124	419,000	—	—

The estimated fair values of the 2½% Convertible Subordinated Notes, the 6.52% Convertible Senior Subordinated Notes and the 3.75% Convertible Subordinated Notes were based on quoted market prices. The estimated fair values of Convertible Preferred Stock, notes payable to a bank and obligation under capital lease were based on prevailing interest rates or rates of return on similar instruments.

Net Loss Per Share—Basic and diluted net loss per share are computed using the weighted-average number of common shares outstanding during the period. For the three years ended March 31, 2004, 2003 and 2002, the Company was in a net loss position and, therefore, diluted net loss per share is the same amount as basic net loss per share. Basic net loss per share excludes any dilutive effect from stock options and awards, convertible preferred stock, convertible senior subordinated notes and convertible subordinated notes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share (Continued)—The following potentially issuable common shares were not included in the computation of diluted net loss per share for the years ended March 31 because they had an antidilutive effect due to net losses for such periods:

	2004	2003	2002
Stock options and awards	15,517,102	13,876,740	11,644,972
Shares issuable on conversion of 2½% Convertible Subordinated Notes	9,025,275	—	—
Shares issuable on conversion of 6.52% Convertible Senior Subordinated Notes	—	22,727,024	—
Shares issuable on conversion of 3.75% Convertible Subordinated Notes	9,978	9,978	2,952,030
Shares issuable on conversion of convertible preferred stock	2,020,474	3,307,607	—
Shares issuable on conversion of nonvoting common stock	382,632	382,632	382,632

	26,955,461	40,303,981	14,979,634

Revenue Recognition—Manufacturing and royalty revenues consist of revenue earned under certain manufacturing and supply and license agreements for the Company’s two commercial products, Risperdal® Consta™ and Nutropin Depot® (see Note 17). Manufacturing revenues are earned when the product is shipped to the Company’s collaborative partners. Royalty revenues are earned on product sales made by the Company’s collaborative partners and are recorded in the period the product is sold by the Company’s collaborative partners. Manufacturing revenues recognized by the Company are based on information supplied to the Company by the Company’s collaborative partners and may require estimates to be made.

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

Research and Development Expenses—The Company’s research and development expenses include salaries and related benefits, laboratory supplies, temporary help costs, external research costs, consulting costs, occupancy costs, depreciation expense and other allocable costs directly related to the Company’s research and development activities. Research and development expenses are incurred in conjunction with the development of the Company’s technologies, proprietary product candidates, collaborators’ product candidates and in-licensing arrangements. External research costs relate primarily to toxicology studies, pharmacokinetic studies and clinical trials that are performed for the Company under contract by external companies, hospitals or medical centers. All such costs are charged to research and development expenses as incurred.

Stock Options and Awards—The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options and awards to employees. The Company accounts for stock options and awards to nonemployees using the fair-value method.

Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the grant date. Under the fair-value method, compensation associated with stock awards to nonemployees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option-pricing model. The measurement date for nonemployee awards is generally the date performance of certain services is complete.

In fiscal 2004, 2003 and 2002, recorded stock-based compensation expense was primarily related to amortization of restricted stock awards and is included in research and development expense or general and administrative expense, as appropriate.

Pro-forma information regarding net loss and basic and diluted loss per common share in fiscal 2004, 2003 and 2002 has been determined as if the Company had accounted for its employee stock options under the fair-value method. The resulting effect on pro-forma net loss and basic and diluted loss per common share is not necessarily likely to be representative of the effects on net loss and basic and diluted loss per common share on a pro-forma basis in future years, as options vest over several years and the Company expects to grant varying levels of stock options in future periods at exercise prices equal to the fair market value of the Company’s common stock, which can fluctuate significantly.

Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted in fiscal 2004, 2003 and 2002 was $6.45, $3.73 and $11.29, respectively. For purposes of pro-forma disclosures, the estimated fair value of options is amortized to pro-forma expense over the vesting period of the option.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options and Awards (Continued)—Pro-forma information for the years ended March 31 is as follows:

	2004	2003	2002
Net loss—as reported	$(102,384,561)	$(106,897,747)	$(61,354,969)
Add—stock-based employee compensation expense as reported in the consolidated statements of operations and comprehensive loss	1,502,513	2,081,065	1,943,693
Deduct—total stock-based employee compensation expense determined under fair-value method for all options and awards	(20,840,757)	(25,168,374)	(38,633,970)

Pro-forma net loss	$(121,722,805)	$(129,985,056)	$(98,045,246)

Basic and diluted loss per common share— as reported	$(1.25)	$(1.66)	$(0.96)

Basic and diluted loss per common share— pro-forma	$(1.48)	$(2.02)	$(1.54)

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31:

	2004	2003	2002
Expected life (years)	4	4	4
Interest rate	2.89%	3.07%	4.45%
Volatility	73%	74%	70%
Dividends	N/A	N/A	N/A

Income Taxes—Deferred income taxes are recognized at enacted rates expected to be in effect when temporary differences between the financial reporting and income tax bases of assets and liabilities reverse.

Cash Equivalents—Cash equivalents, with purchased maturities of three months or less, consist of money market accounts, mutual funds and an overnight repurchase agreement. The repurchase agreement is fully collateralized by U.S. government securities.

Investments—At March 31, 2004 and 2003, debt securities classified as available-for-sale are recorded at fair value, which was determined based on quoted market prices.

All short-term and long-term investments consist of U.S. Treasury and other government securities, commercial paper and corporate notes. Investments classified as long-term at March 31, 2004 and 2003 include securities totaling approximately $5.0 million and $8.9 million, respectively, held as collateral under certain letters of credit and lease agreements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments (Continued)—Investments consist of the following at March 31:

	Amortized Cost
	Due	Due	Amortized	Gross Unrealized		Aggregate
	Under One Year	After One Year	Cost	Gains	Losses	Fair Value
2004
Available-for-sale securities:
Investments—long-term— U.S. government obligations	$5,006,271	$—	$5,006,271	$5,359	$—	$5,011,630

Investments—short-term:
U.S. government obligations	8,080,943	18,165,021	26,245,964	76,596	—	26,322,560
Corporate debt securities	4,543,951	102,762,118	107,306,069	410,932	(2,146)	107,714,855

	12,624,894	120,927,139	133,552,033	487,528	(2,146)	134,037,415

Total	$17,631,165	$120,927,139	$138,558,304	$492,887	$(2,146)	$139,049,045

2003
Available-for-sale securities:
Investments—long-term— U.S. government obligations	$8,944,641	$—	$8,944,641	$1,267	$—	$8,945,908

Investments—short-term:
U.S. government obligations	—	4,294,022	4,294,022	299,370	—	4,593,392
Corporate debt securities	8,966,180	49,894,166	58,860,346	209,617	(47,858)	59,022,105

	8,966,180	54,188,188	63,154,368	508,987	(47,858)	63,615,497

Total	$17,910,821	$54,188,188	$72,099,009	$510,254	$(47,858)	$72,561,405

The Company also has investments in marketable equity securities with carrying values of approximately $1.8 million and $0.3 million at March 31, 2004 and 2003, respectively, that are currently classified as available-for-sale securities and are recorded under other assets in the consolidated balance sheets. The cost of such securities was $1.1 million and $0.9 million at March 31, 2004 and 2003, respectively.

Inventory—Inventory is stated at the lower of cost or market and consists of currently marketed products. Cost is determined in a manner that approximates the first-in, first-out method. Inventory consists of the following at March 31:

	2004	2003
Raw materials	$1,146,854	$620,653
Work in process	1,037,045	1,955,429
Finished goods	420,952	—

	$2,604,851	$2,576,082

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives of the assets: building—25 years; furniture, fixtures and equipment—3 to 7 years; or, in the case of leasehold improvements, over the lease terms—1 to 20 years.

Amounts recorded under construction in progress in the consolidated balance sheets represent costs incurred through March 31, 2004 and 2003 for the expansion of the Company’s manufacturing and research and development facilities in Massachusetts and Ohio. These facility expansions were substantially completed during fiscal 2004.

Other Assets—Other assets consist primarily of unamortized debt offering costs which are being amortized over five years, certain equity securities and warrants to purchase stock in certain publicly traded companies (see Note 7). Other assets also include a deferred loss related to the Company’s sale-leaseback transaction with General Electric Capital Corporation (“GECC”) completed in November 2002, which is being charged to rent expense over the term of the lease agreement (see Note 14).

Deferred Revenue—During fiscal 2003, the Company received an up-front payment of approximately $23.9 million from Janssen as an advance of the first two years of minimum manufacturing revenue amounts due under a manufacturing agreement based on the approval and launch of Risperdal Consta in Germany and the United Kingdom (see Note 13). At March 31, 2004 and 2003, the unearned portion of the prepayment amount received is recorded as deferred revenue in the Company’s consolidated balance sheets.

During fiscal 2004, Eli Lilly and Company (“Lilly”) made payments to the Company totaling approximately $7.0 million in order to fund an increase in the scope of the Company and Lilly’s pulmonary insulin and pulmonary hGH development programs. This funding has been recorded as deferred revenue in the consolidated balance sheets at March 31, 2004, and the Company expects to recognize the $7.0 million as revenue after the proceeds from the sale of $30.0 million of the convertible preferred stock have been spent (see Note 8).

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

401(k) Plan—The Company’s 401(k) Retirement Savings Plan (the “401(k) Plan”) covers substantially all of its employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service limitations. The Company matches a portion of employee contributions. The match is equal to 50% of the first 6% of deferrals and is fully vested when made. During fiscal 2004, 2003 and 2002, the Company contributed approximately $0.9 million, $0.8 million and $0.9 million, respectively, to match employee deferrals under the 401(k) Plan.

Segments—The Company’s operations consist of one operating segment.

Reclassifications—Certain reclassifications have been made in fiscal 2003 and 2002 to conform to the presentation used in fiscal 2004.

New Accounting Pronouncements—In July 2000, the Emerging Issues Task Force (“EITF”) released EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” for comment which addresses revenue recognition for arrangements with multiple deliverables. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF Issue No. 00-21 on June 1, 2003 and it did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position and results of operations.

In January 2003 and December 2003, the FASB issued Financial Interpretation No.(“FIN”) 46, “Consolidation of Variable Interest Entities,” and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equityholders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special purpose entities for periods ending after December 15, 2003, of which the Company had none. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has applied the provisions of FIN 46 and FIN 46-R, and the adoption of these statements was not material to the Company’s consolidated financial position and results of operations.

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31:

	2004	2003
Accounts payable	$9,056,267	$7,552,282
Accrued compensation	3,274,183	2,587,064
Accrued other	5,878,611	4,112,737

	$18,209,061	$14,252,083

4.	RESTRUCTURING OF OPERATIONS

In August 2002, the Company announced a restructuring program to reduce the Company’s cost structure as a result of the Company’s expectations regarding the financial impact of a delay in the U.S. launch of Risperdal Consta by the Company’s collaborative partner, Janssen. The restructuring program reduced the Company’s workforce by 122 employees, representing 23% of the Company’s total workforce at that time, and included consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of the Company’s medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and reductions of other expenses. The workforce reductions were made across all functions of the Company. Under the restructuring plan, the Company focused its development activities on those programs that were in the later stages of clinical development and those programs that involved the most productive collaborations.

In connection with the restructuring program, the Company recorded charges of approximately $6.5 million in the consolidated statements of operations and comprehensive loss in the year ended March 31, 2003. In the year ended March 31, 2004, the Company recorded recoveries of $0.2 million related to subleases negotiated on more favorable terms than initially estimated. The charges incurred in fiscal 2003 consisted of approximately $1.5 million in employee separation costs, including severance and related benefits, and approximately $5.0 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee, the length of time it will take to sublease certain of the Company’s facilities and the lease rates at which the Company may negotiate sublease agreements with third parties. As of March 31, 2004, the Company had paid an aggregate of approximately $1.5 million in employee separation costs and approximately $3.7 million in facility closure costs.

The amounts in the accrual at March 31, 2004 are expected to be paid through fiscal 2006. Pursuant to the restructuring plan, the following charges, recoveries and payments have been recorded during the years ended March 31, 2004 and 2003:

	Fiscal Year 2003			Fiscal Year 2004
			Balance,			Balance,
			March 31,			March 31,
Type of Liability	Charges	Payments	2003	Recoveries	Payments	2004
Employee separation costs	$1,480,025	$(1,463,478)	$16,547	$—	$(16,547)	$—
Facility closure costs	5,016,599	(1,496,136)	3,520,463	(208,153)	(2,174,569)	1,137,741

Total	$6,496,624	$(2,959,614)	$3,537,010	$(208,153)	$(2,191,116)	$1,137,741

4.	RESTRUCTURING OF OPERATIONS (CONTINUED)

The Company substantially completed its restructuring program during fiscal 2003. However, the Company’s remaining restructuring accrual is an estimate of costs associated with leases of closed facilities and may require adjustment in the future.

5.	LONG-TERM OBLIGATIONS

Long-term obligations at March 31, 2003 consist of the following:

Notes payable to a bank, bearing interest at fixed rates (6.97%-7.69%), payable in monthly or quarterly installments, maturing in fiscal 2004	$7,800,000
Less current portion	(7,800,000)

$—

The bank notes were secured by a building and real property pursuant to a mortgage and certain of the Company’s equipment pursuant to security agreements. The bank notes were also secured by cash collateral (included in investments at March 31, 2003) having a minimum market value of the lesser of $1.0 million or the outstanding principal amount of the loan.

6.	CONVERTIBLE NOTES

3.75% Subordinated Notes—In February 2000, the Company issued $200.0 million principal amount of its 3.75% Convertible Subordinated Notes due 2007 (the “3.75% Subordinated Notes”). The outstanding 3.75% Subordinated Notes are convertible into the Company’s common stock, at the option of the holder, at a price of $67.75 per share, subject to adjustment upon certain events. The 3.75% Subordinated Notes bear interest at 3.75% payable semiannually, which commenced on August 15, 2000. The 3.75% Subordinated Notes were redeemable by the Company in cash at any time prior to February 19, 2003 if the Company’s stock price exceeded $135.50 per share for at least 20 of the 30 trading days immediately prior to the Company’s delivery of the redemption notice. The 3.75% Subordinated Notes are also redeemable at any time on or after February 19, 2003 at certain declining redemption prices. In certain circumstances, at the option of the holders, the Company may be required to repurchase the 3.75% Subordinated Notes. The required repurchase may be in cash or, at the option of the Company, in common stock, at 105% of the principal amount of the 3.75% Subordinated Notes, plus accrued and unpaid interest.

6.52% Senior Notes—In December 2002, Alkermes consummated an exchange offer with, and cash offer to, participating holders of its 3.75% Subordinated Notes. The Company issued approximately $174.6 million aggregate principal amount of its new 6.52% Convertible Senior Subordinated Notes due December 31, 2009 (the “6.52% Senior Notes “), including approximately $114.6 million of 6.52% Senior Notes issued in exchange for 3.75% Subordinated Notes tendered in the exchange offer, and $60.0 million of 6.52% Senior Notes sold for cash to holders of the 3.75% Subordinated Notes who participated in the exchange offer. The net proceeds to the Company after offering costs of approximately $4.5 million were approximately $55.5 million. The offering costs were recorded as other assets in the consolidated balance sheets and were charged to interest expense while the 6.52% Senior Notes were outstanding. In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company recorded a realized gain on exchange of debt amounting to approximately $80.8 million, net of approximately $3.9 million of unamortized offering costs relating to the 3.75% Subordinated Notes, in the three months ended December 31, 2002.

6.	CONVERTIBLE NOTES (CONTINUED)

6.52% Senior Notes (Continued)—The 6.52% Senior Notes were convertible into the Company’s common stock, at the option of the holder, at a price of $7.682 per share, subject to adjustment upon certain events. The 6.52% Senior Notes accrued interest at 6.52% payable semiannually, which commenced on June 30, 2003. The 6.52% Senior Notes were automatically convertible by the Company if the closing price of the Company’s common stock exceeded $11.523 for at least 20 trading days during any 30-day trading period, ending within five trading days prior to the notice of automatic conversion. If the automatic conversion occurred on or prior to December 30, 2004 or if the holders voluntarily converted prior to December 30, 2004, the Company would pay additional interest in cash or, at the Company’s option, in common stock, equal to two full years of interest on the converted 6.52% Senior Notes (the “Two-Year Interest Make-Whole”), less any interest paid or provided for on the 6.52% Senior Notes prior to conversion.

In June 2003, the Company announced that it had exercised its right to automatically convert all of its outstanding 6.52% Senior Notes into shares of the Company’s common stock, par value $0.01 per share, in July 2003. During June and July 2003, $150.7 million principal amount of 6.52% Senior Notes were exchanged for, and $23.9 million principal amount of such notes were converted into, the Company’s common stock. In aggregate, the Company issued 24.0 million shares of common stock in connection with the exchanges and conversions and paid approximately $2.3 million in cash to satisfy a Two-Year Interest Make-Whole provision in the bond indenture. None of the 6.52% Senior Notes are currently outstanding and no gain or loss was recorded on the conversion of the 6.52% Senior Notes, which was done in accordance with the underlying indenture.

2½% Subordinated Notes—In August and September 2003, the Company issued an aggregate of $100.0 million and $25.0 million, respectively, principal amount of 2½% Convertible Subordinated Notes due 2023 (the “2½% Subordinated Notes”). The 2½% Subordinated Notes are convertible into shares of the Company’s common stock at a conversion price of $13.85 per share, subject to adjustment in certain events. The 2½% Subordinated Notes bear interest at 2½% per year, payable semiannually on March 1 and September 1, commencing on March 1, 2004 and are subordinated to existing and future senior indebtedness of the Company.

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

As a part of the sale of the 2½% Subordinated Notes, the Company incurred approximately $4.0 million of offering costs which were recorded as other assets in the consolidated balance sheets and are being amortized to interest expense over five years through September 1, 2008, the first date on which holders of the 2½% Subordinated Notes have the right to require the Company to repurchase the 2½% Subordinated Notes.

7.	DERIVATIVES

6.52% Senior Notes—The Company recorded a derivative liability related to the 6.52% Senior Notes. The Two-Year Interest Make-Whole provision, included in the note indenture and described in Note 6 above, represented an embedded derivative which was required to be accounted for apart from the underlying 6.52% Senior Notes. At issuance of the 6.52% Senior Notes, the Two-Year Interest Make-Whole feature was estimated to have a fair value of $9.0 million and the initial recorded value of the 6.52% Senior Notes was reduced by this allocation. The estimated value of the Two-Year Interest Make-Whole feature was carried in the consolidated balance sheets under derivative liability related to convertible subordinated notes and was adjusted quarterly through derivative loss related to convertible notes in the consolidated statements of operations and comprehensive loss for changes in the estimated market value of the feature. During the fiscal years ended March 31, 2004, 2003 and 2002, the Company recorded charges of $3.8 million, $4.3 million and $0, respectively, in the consolidated statements of operations and comprehensive loss for changes in the estimated value of the feature after issuance. In June 2003, the Company announced that it exercised its automatic conversion right for the 6.52% Senior Notes. The embedded derivative was adjusted to the value of the remaining balance of the Two-Year Interest Make-Whole payment, or approximately $17.1 million, at June 30, 2003 and was accounted for as a liability on the consolidated balance sheets. In July 2003, upon conversion of the then outstanding 6.52% Senior Notes and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and the balance was reduced to zero.

2½% Subordinated Notes—The Company also recorded a derivative liability related to the 2½% Subordinated Notes. The Three-Year Interest Make-Whole provision, included in the note indenture and described in Note 6 above, represents an embedded derivative which is required to be accounted for apart from the underlying 2½% Subordinated Notes. At issuance of the 2½% Subordinated Notes, the Three-Year Interest Make-Whole had an estimated initial aggregate fair value of $3.9 million, which reduced the amount of the outstanding debt and has been recorded as a derivative liability in the consolidated balance sheets. The $3.9 million initially allocated to the Three-Year Interest Make-Whole feature has been treated as a discount on the 2½% Subordinated Notes and is being accreted to interest expense over five years through September 1, 2008, the first date on which holders of the 2½% Subordinated Notes have the right to require the Company to repurchase the 2½% Subordinated Notes. The estimated value of the Three-Year Interest Make-Whole feature is carried in the consolidated balance sheets under derivative liability related to convertible subordinated notes and will be adjusted to its fair value on a quarterly basis until it expires or is paid. Quarterly adjustments to the fair value of the Three-Year Interest Make-Whole will be charged to derivative loss related to convertible notes in the consolidated statements of operations and comprehensive loss. During the fiscal year ended March 31, 2004, the Company recorded net charges of $0.8 million in the consolidated statements of operations and comprehensive loss for changes in the estimated value of the feature after issuance. The recorded value of the derivative liability related to the 2½% Subordinated Notes, approximately $4.7 million at March 31, 2004, can fluctuate significantly based on fluctuations in the market value of the Company’s common stock.

Warrants—The Company has received certain warrants to purchase securities of publicly traded companies from licensees and has recorded them at fair value under other assets in the consolidated balance sheets. At March 31, 2004 and 2003 the warrants had estimated fair values of approximately $2.9 million and $1.0 million, respectively. During the fiscal year ended March 31, 2004, the Company recorded income of approximately $2.1 million under other income, net in the consolidated statements of operations and comprehensive loss in connection with the changes in the fair value of such warrants. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

8.	CONVERTIBLE PREFERRED STOCK

In December 2002, the Company and Lilly expanded the collaboration for the development of inhaled formulations of insulin and hGH based on the Company’s AIR pulmonary drug delivery technology, and Lilly purchased $30.0 million of the Company’s newly issued Convertible Preferred Stock pursuant to a stock purchase agreement. The Company agreed to use the proceeds from the convertible preferred stock primarily to fund the development of inhaled insulin during fiscal 2003 and into fiscal 2004. The Company also agreed to use a portion of the proceeds to fund the hGH development program during fiscal 2003 and into fiscal 2004. The Company will not record any research and development revenue for these programs while the $30.0 million in proceeds from the convertible preferred stock are used to fund this development. To the extent that the $30.0 million is not used for the purposes specified in the agreement, Lilly will be entitled to credits for additional research services in the future. In addition, the royalty rate payable to the Company based on revenues of potential inhaled insulin products has been increased. Lilly has the right to return the convertible preferred stock in exchange for a reduction in this royalty rate. The convertible preferred stock is convertible into the Company’s common stock at the market price at the time of conversion at the Company’s option or upon the filing of a new drug application with the U.S. Food and Drug Administration for a pulmonary insulin product. The collaboration cannot terminate without cause until January 2005. The Company will register for resale all of its shares of common stock issued upon conversion of the convertible preferred stock. The convertible preferred stock has a liquidation preference of $10,000 per share and no dividends are payable by the Company on these securities. At March 31, 2004, approximately $24.6 million of the proceeds from the sale of $30.0 million of convertible preferred stock had been spent.

9.	SHAREHOLDERS’ EQUITY (DEFICIT)

Conversion of Note Payable into Common Stock—In October 1998, the Company converted a prepayment of royalties from a former collaborative partner, plus accrued interest, to a convertible promissory note in the principal amount of approximately $6.0 million as a result of the discontinuation of the collaboration. In accordance with the terms of the convertible promissory note, the debt could be satisfied, at the Company’s option, in cash or the Company’s common stock. In October 2001, and in accordance with the scheduled maturity, the principal amount of the note, together with accrued interest of approximately $1.5 million, was converted into 328,645 shares of the Company’s common stock.

Conversion of 6.52% Senior Notes into Common Stock—In June 2003, the Company announced that it had exercised its right to automatically convert all of its outstanding 6.52% Senior Notes into shares of the Company’s common stock, par value $0.01 per share, in July 2003 (see Note 6). During June and July 2003, $150.7 million principal amount of 6.52% Senior Notes were exchanged for, and $23.9 million principal amount of such notes were converted into, the Company’s common stock. In aggregate, the Company issued 24.0 million shares of common stock in connection with the exchanges and conversions and paid approximately $2.3 million in cash to satisfy a Two-Year Interest Make-Whole provision in the bond indenture.

9.	SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Shareholder Rights Plan—In February 2003, the Board of Directors of the Company adopted a shareholder rights plan (the “Rights Plan”) under which all common shareholders of record as of February 20, 2003 received rights to purchase shares of a new series of preferred stock. The Rights Plan is designed to enable all Alkermes shareholders to realize the full value of their investment and to provide for fair and equal treatment for all shareholders in the event that an unsolicited attempt is made to acquire Alkermes. The adoption of the Rights Plan is intended as a means to guard against coercive takeover tactics and is not in response to any particular proposal. The rights will be distributed as a nontaxable dividend and will expire 10 years from the record date. Each right will initially entitle common shareholders to purchase a fractional share of the preferred stock for $80. Subject to certain exceptions, the rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender or exchange offer upon the consummation of which such person or group would own 15% or more of the Company’s common stock. Subject to certain exceptions, if any person or group acquires 15% or more of the Company’s common stock, all rights holders, except the acquiring person or group, will be entitled to acquire the Company’s common stock (and in certain instances, the stock of the acquiror) at a discount. The rights will trade with the Company’s common stock, unless and until they are separated upon the occurrence of certain future events. Generally, the Company’s Board of Directors may amend the Rights Plan or redeem the rights prior to 10 days (subject to extension) following a public announcement that a person or group has acquired 15% or more of the Company’s common stock.

10.	INCOME TAXES

At March 31, 2004, the Company has approximately $502.8 million of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes available to offset future taxable income, and approximately $24.2 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from 2005 through 2024.

The components of the net deferred income tax assets at March 31 are as follows:

	2004	2003
NOL carryforwards—federal and state	$159,016,000	$106,692,000
Tax benefit from stock option exercises	34,994,000	34,358,000
Tax credit carryforwards	32,240,000	28,480,000
Capitalized research and development expenses—net of amortization	1,680,000	3,040,000
Alkermes Europe NOL carryforward	8,230,000	8,230,000
Investment in Reliant	—	9,711,000
Deferred revenue	4,072,000	8,947,000
Other	863,000	3,836,000
Less valuation allowance	(241,095,000)	(203,294,000)

	$—	$—

Tax benefits from stock option exercises will be credited to additional paid-in capital when realized.

10.	INCOME TAXES (CONTINUED)

The valuation allowance has been provided because of the uncertainty of realizing the future benefits of the net deferred income tax assets. The valuation allowance increased by $53.2 million from March 31, 2002 to March 31, 2003.

11.	INVESTMENT IN RELIANT PHARMACEUTICALS, LLC

In December 2001, the Company purchased approximately 63% of an offering by Reliant Pharmaceuticals, LLC (“Reliant”) of its Series C convertible, redeemable preferred units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100.0 million. Through March 31, 2004, the investment had been accounted for under the equity method of accounting because Reliant was organized as a limited liability company, which is treated in a manner similar to a partnership. At the time of the Company’s investment, Reliant had an accumulated deficit from operations and a deficit in members’ capital; as a result, under applicable accounting rules, the Company’s share of Reliant’s losses from the date of the Company’s investment was being recognized in proportion to the Company’s percentage participation in the Series C financing, and not in proportion to the Company’s percentage ownership interest in Reliant. The Company recorded its equity in the income or losses of Reliant three months in arrears. For the fiscal years ended in 2004, 2003 and 2002 this charge amounted to approximately $0, $94.6 million and $5.4 million, respectively, and was recorded in the Company’s consolidated statements of operations and comprehensive loss under equity in losses of Reliant Pharmaceuticals, LLC.

Reliant is a privately held company over which the Company does not exercise control and the Company has relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to the Company to calculate the Company’s share of Reliant’s losses. The Company’s $100.0 million investment was reduced to $0 during the fiscal year ended March 31, 2003.

In connection with the Company’s $100.0 million equity investment in Reliant, the Company allocated its proportionate share of the assets acquired and liabilities assumed in accordance with the guidance set forth in SFAS No. 141, “Business Combinations.” In the quarter ended December 31, 2001, the Company recorded a $2.7 million noncash charge for in-process research and development through the consolidated statements of operations and comprehensive loss under equity in losses of Reliant Pharmaceuticals, LLC.

During the period from September 2003 through December 2003, Reliant closed on offerings of its Series D convertible, redeemable preferred units (the “Series D preferred units”) at a price of $20 per unit totaling approximately $271.4 million, including the exchange of approximately $65.9 million of existing debt. The Series D preferred units rank senior to the Series A, B and C preferred units and the common units.

The Series D preferred unitholders are entitled to receive a preferred return at an annual rate of 8.5%, compounded quarterly, of the contributed capital to acquire each unit when and if declared by the Board of Managers.

As a result of the Series D preferred unit offering by Reliant, Alkermes’ ownership percentage in Reliant was reduced from approximately 19% to approximately 12%.

11.	INVESTMENT IN RELIANT PHARMACEUTICALS, LLC (CONTINUED)

Effective April 1, 2004, Reliant converted from a limited liability company to a corporation under Delaware state law. Because of this change from a limited liability company to a corporation, Alkermes investment in Reliant will henceforth be accounted for under the cost method effective April 1, 2004. Alkermes therefore will not record any share of Reliant’s future net income or losses.

Summarized financial information with regard to Reliant as of December 31 and for the years then ended is as follows (in thousands):

	2003	2002	2001
Current assets	$135,085	$68,595	$155,993
Noncurrent assets	124,538	40,900	52,333
Current liabilities	105,122	92,081	164,687
Noncurrent liabilities	3,812	84,521	—
Convertible, redeemable preferred units	632,934	326,850	286,018
Members’ deficit	(482,245)	(393,957)	(242,379)
Revenues	171,754	177,355	276,665
Costs and expenses	221,270	298,074	474,686
Net loss	(49,821)	(120,719)	(198,021)

In March 2002, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliant. In August 2002, the Company and Reliant announced the mutual termination of the Merger Agreement. The companies agreed to terminate due to general market conditions. There were no payments triggered by the mutual termination and each company was responsible for its own legal and transaction fees. As a result of the termination of the Merger Agreement, the Company expensed approximately $2.6 million in fiscal 2003 of deferred merger costs, which are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

12.	RELATED-PARTY TRANSACTIONS

In March 1992, the Company licensed to Clinical Partners, a limited partnership of which ADC II is the General Partner, certain of its technology relating to Receptor-Mediated Permeabilizers™ (“RMPs™”) and Cereport®. Research and development of RMPs had been conducted by the Company on behalf of Clinical Partners. As a result of the difficulties encountered in the development of Cereport, including the clinical trial results and the termination of the agreement with ALZA, the Company determined that development of Cereport is not economically feasible and, therefore, the Company would not commit additional funds to the development of Cereport. On December 17, 2003, the limited partners of Clinical Partners approved the termination of the partnership, and the partnership was subsequently dissolved. As a result of this termination, the development program and obligations ceased, the purchase option terminated and Cereport and the RMP technology reverted to Clinical Partners in the U.S. and Canada. Amounts expended to, or on behalf of, Clinical Partners by the Company were $156,119, $53,117 and $31,068 for fiscal 2004, 2003 and 2002, respectively. Clinical Partners had no assets or liabilities or substantive operations at either March 31, 2004 or 2003.

13.	COLLABORATIVE ARRANGEMENTS

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

Under a manufacture and supply agreement with Janssen, Janssen is required to pay the Company certain minimum amounts of manufacturing revenues relating to the Company’s sales of Risperdal Consta to Janssen. The actual amount of such minimum manufacturing revenues will be determined by a formula and is currently estimated to aggregate approximately $150.0 million. As of March 31, 2004, the Company had recognized approximately $38.0 million of cumulative manufacturing revenues against the estimated $150.0 million minimum. Janssen’s minimum revenue obligation will be satisfied when the Company reaches approximately $150.0 million in cumulative manufacturing revenues earned from sales of Risperdal Consta to Janssen. In December 2002, Janssen prepaid the first two years of minimum manufacturing revenues to the Company, totaling $23.9 million and these amounts were recorded as deferred revenue in the consolidated balance sheets. As of March 31, 2004, approximately $10.1 million of this prepayment was unearned and was recorded as a current liability under the caption deferred revenue in the consolidated balance sheets.

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

During fiscal 2004, Lilly made payments to the Company totaling approximately $7.0 million in order to fund an increase in the scope of the Company and Lilly’s pulmonary insulin and pulmonary hGH development programs. This funding has been recorded as deferred revenue in the consolidated balance sheets at March 31, 2004 and the Company expects to recognize the $7.0 million as revenue after the proceeds from the sale of $30.0 million of the convertible preferred stock have been spent (see Note 8).

During fiscal 2004, Johnson & Johnson, Genentech and Amylin provided 73%, 12% and 10%, respectively, of the Company’s total revenues. During fiscal 2003, Johnson & Johnson, Lilly, Genentech and Amylin provided 40%, 27%, 13% and 12%, respectively, of the Company’s total revenues. During fiscal 2002, Lilly, Johnson & Johnson, GlaxoSmithKline and Serono provided 25%, 22%, 19% and 13%, respectively, of the Company’s total revenues.

At March 31, 2004 and 2003, amounts receivable from these Partners totaled approximately $11.5 million and $7.3 million, respectively.

14.	COMMITMENTS

Lease Commitments—The Company leases certain of its offices, research laboratories and manufacturing facilities under operating leases with initial terms of one to twenty years, expiring between 2004 and 2022. Several of the leases contain provisions for extensions of up to 10 years. These lease commitments are mainly related to the Company’s corporate headquarters and manufacturing facilities in Massachusetts.

In November 2002, Alkermes and GECC entered into a master lease agreement to provide the Company with sale-leaseback equipment financing under which Alkermes received approximately $6.0 million in equipment financing from GECC under the master lease agreement. Under the terms of the master lease agreement, Alkermes will make lease payments to GECC over a 36-month period that began in December 2002. The sale-leaseback qualified for accounting as an operating lease and resulted in a loss of approximately $1.3 million, which has been deferred and will be recognized as an adjustment to rent expense over the term of the lease agreement.

In September 2003, Alkermes and Johnson & Johnson Finance Corporation (“J&J Finance”) entered into a lease agreement to provide the Company with sale-leaseback equipment financing under which Alkermes received approximately $0.5 million in equipment financing from J&J Finance. Under the terms of the lease agreement, Alkermes will make lease payments to J&J Finance over a 60-month period beginning in September 2003. The sale-leaseback qualified for accounting as a capital lease and is recorded as such in the Company’s consolidated balance sheets.

Total annual future minimum lease payments are as follows:

	Capital	Operating
Fiscal Years Ending	Lease	Leases
2005	$114,252	$14,239,000
2006	114,252	11,519,000
2007	114,252	9,998,000
2008	114,252	10,443,000
2009	47,605	10,329,000
Thereafter	—	148,130,000

Total	504,613	204,658,000
Less estimated sublease income	—	(1,490,000)

	504,613	$203,168,000

Less amount representing interest	(85,489)

Present value of future lease payments	419,124
Less current portion	(81,596)

Noncurrent obligation under capital leases	$337,528

Rent expense related to operating leases charged to operations was approximately $16.2 million, $14.7 million and $8.0 million for the years ended March 31, 2004, 2003 and 2002, respectively.

14.	COMMITMENTS (CONTINUED)

License and Royalty Commitments—The Company has entered into license agreements with certain corporations and universities that require the Company to pay annual license fees and royalties based on a percentage of revenues from sales of certain products and royalties from sublicenses granted by the Company. Amounts paid under these agreements were approximately $0.2 million, $0.1 million and $0.3 million for the years ended March 31, 2004, 2003 and 2002, respectively, and are included in research and development expenses.

15.	STOCK OPTIONS AND AWARDS

The Company’s stock option plans (the “Plans”) provide for the granting of stock options designated as either nonqualified or incentive stock options to employees, officers and directors of and consultants to, the Company. Stock options generally expire ten years from the date they are granted and generally vest over a four-year period, except for grants to the nonemployee directors, which vest over six months. The exercise price of stock options granted under the majority of the Plans may not be less than 100% of the fair market value of the common stock on the date of grant. Under the terms of one plan, the option exercise price may be below the fair market value, but not below par value, of the underlying stock at the time the option is granted. The Company has reserved a total of 18,312,631 shares of common stock for issuance upon exercise of options that have been or may be granted under the Plans.

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

Certain of the Plans had provided that Limited Stock Appreciation Rights (“LSARs”) could be granted with respect to all or any portion of the shares covered by stock options granted to directors and executive officers. LSARs could be granted with the grant of a nonqualified stock option or at any time during the term of such option but could only be granted at the time of the grant in the case of an incentive stock option. The grants of LSARs were not effective until six months after their date of grant. Upon the occurrence of certain triggering events, including a change of control, the options with respect to which LSARs have been granted shall become immediately exercisable and the persons who have received LSARs will automatically receive a cash payment in lieu of shares. At March 31, 2004, there were 65,000 LSARs outstanding which have been granted under the 1990 Plan. No LSARs were granted during fiscal 2004, 2003 or 2002.

The Company has also adopted restricted stock award plans (the “Award Plans”) which provide for the award to certain eligible employees, officers and directors of, and consultants to, the Company of up to a maximum of 1,000,000 shares of common stock. Awards generally vest over two years. During fiscal 2004, 2003 and 2002, 0, 120,866 and 135,000 shares of common stock, respectively, were awarded under the Award Plans and 54,799, 77,150 and 1,250 shares, respectively, ceased to be subject to forfeiture and were issued. At March 31, 2004, 2003 and 2002, there were awards for 167,702, 239,566 and 195,850 shares outstanding under the Award Plans, respectively. The Company has reserved a total of 558,902 shares of common stock for issuance upon release of awards that have been or may be granted under the Award Plans.

15.	STOCK OPTIONS AND AWARDS (CONTINUED)

Noncash compensation expense of approximately $1.5 million, $2.1 million and $1.9 million in fiscal 2004, 2003 and 2002, respectively, primarily resulted from the award of restricted stock to certain employees and has been charged to research and development and general and administrative expenses, as appropriate. Included in the consolidated statements of shareholders’ equity (deficit) is deferred compensation of approximately $0.3 million and $0.8 million related to option grants and restricted stock awards in fiscal 2004 and 2003, respectively, which will be amortized over the vesting periods.

A combined summary of option activity under the Plans is as follows:

		Exercise			Weighted-
	Number	Price			Average
	of	Per			Exercise
	Shares	Share			Price

Balance—April 1, 2001	9,612,603	$0.30	-	$96.88	$18.43
Granted	2,858,575	18.28	-	35.89	21.17
Exercised	(771,252)	0.30	-	23.88	7.42
Canceled	(250,804)	1.66	-	85.53	21.12

Balance—March 31, 2002	11,449,122	0.30	-	96.88	19.85
Granted	3,947,102	4.02	-	23.17	6.72
Exercised	(390,303)	0.30	-	16.69	4.87
Canceled	(1,368,747)	4.77	-	67.78	19.30

Balance—March 31, 2003	13,637,174	0.30	-	96.88	16.49
Granted	3,692,660	9.25	-	15.48	12.22
Exercised	(514,285)	0.30	-	12.16	6.63
Canceled	(1,466,149)	4.02	-	48.03	17.48

Balance—March 31, 2004	15,349,400	$0.30	-	$96.88	$15.70

Options granted generally vest ratably over four years, except options granted to nonemployee directors which vest after six months.

15.	STOCK OPTIONS AND AWARDS (CONTINUED)

The following table summarizes information concerning outstanding and exercisable options at March 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-	Weighted-	Weighted-
		Contractual	Average	Average	Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(In Years)	Price	Exercisable	Price

$0.30 - $4.77	1,166,630	6.97	$4.22	457,961	$3.39
5.00 - 7.36	2,528,881	7.38	6.96	1,262,166	6.56
7.41 - 9.97	1,979,764	7.49	9.13	682,951	8.49
10.07 - 13.84	1,774,405	9.09	12.29	343,963	12.56
13.85 - 16.69	2,921,410	6.89	15.97	1,955,915	16.65
16.94 - 25.96	2,073,185	7.39	20.35	1,143,775	20.34
26.01 - 29.31	2,116,475	6.71	29.10	1,605,627	29.11
29.34 - 96.88	788,650	6.59	35.61	616,416	35.96

$0.30 - $96.88	15,349,400	7.34	$15.70	8,068,774	$17.93

At March 31, 2003 and 2002, options to purchase 6,375,805 and 4,431,847 shares were exercisable at weighted-average exercise prices of $17.66 and $15.62, respectively.

16.	LITIGATION

Beginning in October 2003, the Company and certain of its current and former officers and directors were named as defendants in six purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The cases were captioned: Bennett v. Alkermes, Inc., et. al., 1:03-CV-12091 (D. Mass.); Ragosta v. Alkermes, Inc., et. al., 1:03-CV-12184 (D. Mass.); Barry Family LP v. Alkermes, Inc., et. al., 1:03-CV-12243 (D. Mass.); Waltzer v. Alkermes, Inc., et. al., 1:03-CV-12277 (D. Mass.); Folkerts v. Alkermes, Inc., et. al., 1:03-CV-12386 (D. Mass.); and Slavas v. Alkermes, Inc., et. al., 1:03-CV-12471 (D. Mass.). On May 14, 2004, the six actions were consolidated into a single action captioned: In re Alkermes Securities Litigation, Civil Action No. 03-CV-12091-RCL (D. Mass.). The complaints allegedly were filed on behalf of purchasers of the Company’s common stock during the period from April 22, 1999 to July 1, 2002, and generally allege, among other things, that, during such period, the defendants made misstatements to the investing public relating to FDA approval of the Company’s Risperdal Consta product. The complaints seek unspecified damages. Although the Company believes these allegations are without merit and intends to vigorously defend against them, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.

17.	SUBSEQUENT EVENT

On June 1, 2004, the Company and Genentech announced the decision to discontinue commercialization of Nutropin Depot. The decision was based on the significant resources required by both companies to continue manufacturing and commercializing the product. In connection with this decision, the Company will cease commercial manufacturing of Nutropin Depot and record restructuring charges in the quarter ended June 30, 2004 currently estimated to aggregate between $15.0 and $20.0 million. These restructuring charges will include the write-off of equipment, inventory and leasehold improvements related to the manufacturing of Nutropin Depot, as well as employee separation costs, including severance and related benefits. The restructuring charges will also include lease costs and significant estimates related to the costs to maintain the facility in which Nutropin Depot was produced through the end of its lease term, August 2008. A portion of the restructuring charges will be recorded under cost of goods manufactured in the consolidated statements of operations and comprehensive loss and relate to a one-time write-off of Nutropin Depot inventory.

******

Schedule I

Reliant Pharmaceuticals, LLC

Financial Statements

December 31, 2003

Report of Independent Auditors

To the Board of Managers of
Reliant Pharmaceuticals, LLC

We have audited the accompanying balance sheets of Reliant Pharmaceuticals, LLC (a Delaware limited liability company) (the “Company”) as of December 31, 2003 and 2002, and the related statements of operations, changes in members’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reliant Pharmaceuticals, LLC as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 20, 2004

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

/s/ Arthur Andersen LLP

Roseland, New Jersey
February 15, 2002

This is a hard copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in the annual report on Form 10-K. Certain reclassifications to our 2001 statement of operations to conform to our 2003 and 2002 presentation were not reviewed by Andersen.

Reliant Pharmaceuticals, LLC

Balance Sheets

($000’s except for liquidation preference amounts)

	December 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$94,712	$32,219
Accounts receivable, net of allowance for doubtful accounts of $90 and $35 as of December 31, 2003 and 2002, respectively	2,015	1,059
Inventory, net of inventory reserves of $5,145 and $5,311 as of December 31, 2003 and 2002, respectively	9,971	3,495
Promotional revenue receivables	21,782	16,320
Prepaid expenses and other current assets	6,605	15,502

Total current assets	135,085	68,595
Fixed assets, net of accumulated depreciation of $1,987 and $1,068 as of December 31, 2003 and 2002, respectively	6,052	3,485
Intangible assets, net of accumulated amortization of $28,430 and $16,525 as of December 31, 2003 and 2002, respectively	116,477	22,882
Other long-term assets	2,009	14,533

Total assets	$259,623	$109,495

Liabilities, convertible, redeemable preferred units and members’ deficit
Current liabilities:
Accounts payable	$13,837	$16,281
Accrued expenses	66,055	53,300
Deferred revenue	10,000	10,000
Other current liabilities	15,230	12,500

Total current liabilities	105,122	92,081
Long-term debt	—	60,200
Other long-term liabilities	3,812	24,321
Commitments and contingencies
Convertible, redeemable preferred units:
Series A convertible, redeemable preferred units; 425,000 units issued and outstanding at December 31, 2003 and 2002, respectively (liquidation preference of $5,812,524 at December 31, 2003)	5,438	4,846
Series B convertible, redeemable preferred units; 13,500,000 units issued and outstanding at December 31, 2003 and 2002, respectively (liquidation preference of $177,430,010 at December 31, 2003)	169,052	151,975
Series C convertible, redeemable preferred units; 8,057,627 and 7,964,627 units issued and outstanding at December 31, 2003 and 2002, respectively (liquidation preference of $190,916,632 at December 31, 2003)	188,029	170,029
Series D convertible, redeemable preferred units; 13,570,192 units issued and outstanding at December 31, 2003 (liquidation preference of $275,959,317 at December 31, 2003)	270,415	—
Members’ deficit:
Common units; 4,680,908 and 4,211,009 units issued at December 31, 2003 and 2002, respectively	3,841	3,832
Deferred unit compensation	(4)	—
Subscriptions and loans receivables	(4,221)	(4,303)
Accumulated deficit	(481,861)	(393,486)
Total members’ deficit	(482,245)	(393,957)

Total liabilities, convertible, redeemable preferred units and members’ deficit	$259,623	$109,495

See accompanying notes.

Reliant Pharmaceuticals, LLC

Statements of Operations

($000’s)

	Year ended December 31
	2003	2002	2001
Revenues:
Net product sales	$29,342	$105,890	$234,113
Promotion revenues	142,412	71,465	42,552

Total revenues	171,754	177,355	276,665
Costs and expenses:
Cost of products sold	18,973	75,405	174,705
Cost of promotion revenues	164,268	104,663	102,591
Sales, marketing, general and administrative	61,516	65,881	107,924
Amortization of intangible assets	11,905	25,526	37,748
Research and development	18,016	26,044	49,745
Other (income) expense, net	(57,769)	351	—
Interest expense	4,963	1,064	3,852
Interest income	(602)	(860)	(1,879)

Total costs and expenses	221,270	298,074	474,686

Loss before income tax provision	(49,516)	(120,719)	(198,021)
Income tax provision	305	—	—

Net loss	$(49,821)	$(120,719)	$(198,021)

See accompanying notes.

Reliant Pharmaceuticals, LLC

Statements of Changes in Members’ Deficit

Years ended December 31, 2003, 2002 and 2001
($000’s)

	Series A Preferred		Series B Preferred		Common
	Units	Amount	Units	Amount	Units	Amount
Balance, December 31, 2000	425,000	$4,250	13,500,000	$135,000	3,831,659	$38
Reclassification of Series A and B Preferred	(425,000)	(4,250)	(13,500,000)	(135,000)
Series A, B and C preferred dividends
Exercise of employee options					387,700	3,877
Proceeds from subscriptions and loans receivables
Interest on subscriptions and loans receivables
Issuance of warrants
Net loss

Balance, December 31, 2001	—	—	—	—	4,219,359	3,915
Series A, B and C preferred dividends
Exercise of employee options					5,125	51
Forfeiture of unvested employee units					(13,475)	(134)
Net proceeds from subscriptions and loans receivables
Interest on subscriptions and loans receivables
Net loss

Balance, December 31, 2002	—	—	—	—	4,211,009	3,832
Series A, B, C and D preferred dividends
Issuance of common units					469,974	10
Deferred unit compensation
Forfeiture of unvested employee units					(75)	(1)
Net proceeds from subscriptions and loans receivables
Interest on subscriptions and loans receivables
Net loss

Balance, December 31, 2003	—	$—	—	$—	4,680,908	$3,841

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Deferred	Subscriptions
	Unit	and Loans	Accumulated	Members’
	Compensation	Receivables	Deficit	Deficit
Balance, December 31, 2000	$—	$(1,116)	$(41,776)	$96,396
Reclassification of Series A and B Preferred				(139,250)
Series A, B and C preferred dividends			(1,367)	(1,367)
Exercise of employee options		(3,877)		—
Proceeds from subscriptions and loans receivables		125		125
Interest on subscriptions and loans receivables		(270)		(270)
Issuance of warrants			8	8
Net loss			(198,021)	(198,021)

Balance, December 31, 2001	—	(5,138)	(241,156)	(242,379)
Series A, B and C preferred dividends			(31,611)	(31,611)
Exercise of employee options		(25)		26
Forfeiture of unvested employee units		134		—
Net proceeds from subscriptions and loans receivables		939		939
Interest on subscriptions and loans receivables		(213)		(213)
Net loss			(120,719)	(120,719)

Balance, December 31, 2002	—	(4,303)	(393,486)	(393,957)
Series A, B, C and D preferred dividends			(38,554)	(38,554)
Issuance of common units		(1)		9
Deferred unit compensation	(4)			(4)
Forfeiture of unvested employee units		1		—
Net proceeds from subscriptions and loans receivables		261		261
Interest on subscriptions and loans receivables		(179)		(179)
Net loss			(49,821)	(49,821)

Balance, December 31, 2003	$(4)	$(4,221)	$(481,861)	$(482,245)

See accompanying notes.

Reliant Pharmaceuticals, LLC

Statements of Cash Flows

($000’s)

	Year ended December 31
	2003	2002	2001
Cash flows from operating activities
Net loss	$(49,821)	$(120,719)	$(198,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	11,905	25,526	37,748
Depreciation	1,307	632	406
Axid royalty charge	3,250	–	–
Interest earned on subscriptions and loans receivables	(179)	(213)	(270)
Net provision for doubtful accounts and other receivables	55	166	434
Write-off of fixed assets	31	–	8
Compensation charge upon issuance of common units	2	–	–
Loss on inventory purchase commitment	–	–	30,000
Write-off of intangible asset	–	–	4,815
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,011)	9,544	11,352
(Increase) decrease in inventory	(6,476)	41,329	(30,625)
Increase in promotional revenue receivables	(5,462)	(11,740)	(2,743)
Decrease (increase) in prepaid expenses and other current assets	8,897	14,209	(8,629)
Decrease (increase) in other long-term assets	12,524	(12,576)	(1,957)
(Decrease) increase in accounts payable	(2,444)	(50,035)	729
Increase (decrease) in accrued expenses	12,755	(44,772)	42,757
Increase in deferred revenue	–	10,000	–
Increase in other current liabilities	2,730	12,201	299
(Decrease) increase in other long-term liabilities	(18,472)	24,321	–

Net cash used in operating activities	(30,409)	(102,127)	(113,697)

Cash flows from investing activities
Payments for the acquisitions of intangible assets	(105,500)	–	(60,167)
Capital expenditures	(2,045)	(2,149)	(1,732)

Net cash used in investing activities	(107,545)	(2,149)	(61,899)

Cash flows from financing activities
Proceeds from issuance of long-term debt	54,800	60,200	–
Repayments of long-term debt	(64,366)	–	–
Net proceeds from issuance of bridge loans	10,000	–	50,000
Proceeds from sale of Series C convertible, redeemable preferred units, net	–	9,221	95,409
Proceeds from sale of Series D convertible, redeemable preferred units, net	199,749	–	–
Repayments of subscriptions and loans receivables, net of repurchases of common units	261	939	125
Proceeds from exercise of employee options	–	26	–
Proceeds from sale of restricted common units	3	–	–

Net cash provided by financing activities	200,447	70,386	145,534

Net increase (decrease) in cash and cash equivalents	62,493	(33,890)	(30,062)
Cash and cash equivalents, beginning of year	32,219	66,109	96,171

Cash and cash equivalents, end of year	$94,712	$32,219	$66,109

Supplemental disclosure of cash flow information
Cash paid for interest	$184	$450	$4,685
Supplemental disclosure of non-cash financing activities:

In 2003, in connection with its Series D financing, the Company converted a total of $65,921 of principal and accrued interest under existing debt into Series D convertible, redeemable preferred units at a price of $20 per unit, including $55,885 under the credit facility and all of the principal and accrued interest under the bridge loan (see Notes 12 and 15).

In June 2003, the Company issued 93,000 Series C convertible, redeemable preferred units at a price of $20 per unit totaling $1,860 in exchange for a fractional interest in an aircraft with an entity affiliated with an officer (see Note 15).

In 2001, the Company converted $50,000 of bridge loans into Series C convertible, redeemable preferred units (see Note 12).

See accompanying notes.

Reliant Pharmaceuticals, LLC

Notes to Financial Statements

($000’s)

December 31, 2003

1.	The Company

Reliant Pharmaceuticals, LLC (the “Company” or “Reliant”), a Delaware limited liability company, was formed July 6, 2000, as the successor to Reliant Pharmaceuticals, Inc., a Delaware corporation, which was originally incorporated on August 31, 1999, as Bay City Pharmaceuticals, Inc., pursuant to an Agreement and Plan of Conversion (“Plan of Conversion”). The name of the Company was changed from Bay City Pharmaceuticals, Inc. to Reliant Pharmaceuticals, Inc. on April 17, 2000. The Company commenced operating activities in July 2000.

The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely the debts, obligations and liabilities of the Company, and no member, Board member, officer or employee shall be obligated personally for any such debt, obligation or liability of the Company solely by reason of being a member, Board member, officer or employee of the Company.

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

The Company was founded by Joseph Krivulka and Stefan Aigner together with Jack L. Bowman, Herbert Conrad, Irwin Lerner, David V. Milligan and Bay City Capital (“BCC”), collectively referred to as the “Founders.” In connection with the formation of the Company, each Founder received a specified Founder’s interest in the Company based on a predetermined percentage of defined contributed equity of $125,000 (the “Predetermined Amount”) of the Company, and upon receipt by the Company of the Predetermined Amount, which occurred in connection with the Series B financing (see Note 15).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates. Significant estimates and assumptions by management affect: the Company’s allowance for doubtful accounts, the carrying value of inventory, the carrying value of long-lived assets (including intangible assets), the amortization period of long-lived assets, the capitalization and amortization of software development costs, and certain accrued expenses, including Medicaid and managed care rebates, returns, coupons, discounts and allowances. The Company is not aware of reasonably likely events or circumstances which would result in different amounts being reported that would have a material impact on its financial statements.

Revenue Recognition

Revenues from sales of pharmaceutical products are recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured and the Company has no further performance obligations. This occurs at the time products are shipped to the customer. Accruals for estimated Medicaid and managed care rebates, returns, chargebacks, coupons, discounts and allowances, determined based on historical experience, reduce revenues at the time of sale and are included in accrued expenses or contra-accounts receivable in the case of chargebacks.

Promotion revenues, which are based on sales reported by third parties, are recognized by the Company once contractual sales performance measures have been met.

Accruals for Rebates, Returns, Chargebacks, Coupons, Discounts and Allowances

The Company accrues for rebates, returns, chargebacks, coupons, discounts and allowances in the same period the related sale is recognized or, in the case of coupons, when the coupons are issued. The accruals reduce revenues and are included in accrued expenses or contra-accounts receivable in the case of chargebacks. Accrued rebates include amounts due under Medicaid, managed care and other commercial contractual programs. The Company estimates accrued rebates based on a percentage of selling price determined from historical experience. With respect to accruals for estimated Medicaid rebates, the Company evaluates its historical rebate payments by product as a percentage of historical

2.	Significant Accounting Policies (continued)

sales, product pricing and current contracts. At the time of rebate payment, which generally occurs with a delay after the related sale, the Company records a reduction to accrued expenses and, at the end of each quarter, adjusts accrued expenses for any differences between estimated and actual payments. Returns are accrued based on such factors as the amount of inventory in the distribution channel, current and expected market conditions, historical experience and management’s estimates of future product demand. Chargeback accruals are based on an estimate of claims not yet submitted by customers, using historical experience. In all cases, judgment is required in estimating these reserves, and actual claims for rebates, returns and chargebacks could be different from the estimates. Medicaid pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time. Coupons are accrued based on historical redemption rates for similar programs.

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. These costs are included as cost of promotion revenues or sales, marketing, general and administrative expenses, as appropriate. Advertising costs for the years ended December 31, 2003, 2002 and 2001 were $821, $5,515 and $5,150, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Payments made to third parties subsequent to regulatory approval will be capitalized and amortized over the remaining useful life. These amounts will be included in intangible assets.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates market value. The Company’s cash and cash equivalents are placed with large financial institutions, which limits the amount of credit exposure.

2.	Significant Accounting Policies (continued)

Accounts Receivable

The Company records its allowance for doubtful accounts by applying a percentage to its accounts receivable aging category amounts. The Company also includes specifically identified accounts receivable amounts that the Company does not expect to collect in its allowance for doubtful accounts. The Company ages its accounts receivable based on its terms of sales. Bad debts have been minimal.

Inventory

Inventory is valued at the lower of first-in, first-out (“FIFO”) cost or market. In estimating reserves for short-dated and excess inventories, the Company considers such factors as the amount of inventory on hand and in the distribution channel, product expiry, current and expected market conditions, including levels of competition, historical experience and management’s estimates of future product demand. If the Company determines that inventory is overvalued based upon the above factors, then the necessary provisions to reduce inventories to their net realizable value are made.

Volume-based purchase price adjustments are recorded as contra-inventory and recognized as a reduction to cost of product sales in the period the product was sold.

Fixed Assets

Fixed assets are carried at historical cost. Expenditures for maintenance and repairs are charged to operations as incurred.

Depreciation is provided over the estimated useful lives of the assets using the straight-line method for financial statement purposes and accelerated methods for tax purposes. The estimated useful lives range from three to seven years for computer, office and distribution equipment, furniture and fixtures, aircraft interest and vehicles. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

The Company capitalizes certain computer software and development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are amortized over their estimated useful lives of the software, which generally range from 3 to 5 years.

2.	Significant Accounting Policies (continued)

In the event that facts and circumstances indicate that the carrying amount of fixed assets may be impaired, evaluation of recoverability is performed using the estimated future undiscounted cash flows associated with the asset compared to the asset’s carrying amount to determine if a write-down is required. To the extent such projection indicates that the undiscounted cash flows are not expected to be adequate to recover the carrying amount, the asset would be written down to its fair value.

Intangible Assets

Acquired intangible assets, which consist of a product license and patents, are recorded at either cost or the net present value of the payments. These intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 4.6 to 5 years.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors the Company considers important which could trigger an impairment review include the following; (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of its use of the acquired assets or the strategy for its overall business; and (3) significant negative industry or economic trends.

When the Company determines that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company first performs an assessment of the asset’s recoverability. Recoverability is determined by comparing the carrying amount of an intangible asset against an estimate of the undiscounted future cash flows expected to result from its use and eventual disposition. If the sum of the expected future discounted cash flows is less than the carrying amount of the intangible asset of an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the intangible asset.

Prior to January 1, 2002, the Company accounted for its long-lived assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” In accordance with SFAS No. 121, the Company reviewed the recoverability of long-lived assets using an undiscounted cash flow methodology, whenever events or changes in circumstances indicated that the carrying value amounts may not be recoverable. The Company measured impairment losses using a discounted cash flow methodology.

2.	Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. The Company maintains cash balances and cash equivalents in financial institutions with strong credit ratings. At times, amounts invested with financial institutions may be in excess of FDIC insurance limits. As of December 31, 2003 and 2002, the Company had not experienced any losses on its cash and cash equivalents. The Company also monitors the creditworthiness of its customers to whom it grants credit terms and companies from whom the Company has borrowed funds in the normal course of business. The Company does not normally require collateral or any other security to support credit sales.

Unit-Based Compensation

Employee unit-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net loss is provided as if the fair value method had been applied. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment to FASB Statement No. 123,” the following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to unit-based employee compensation:

	Year ended December 31
	2003	2002	2001
Net loss as reported	$(49,821)	$(120,719)	$(198,021)
Add: Total unit-based employee compensation expense determined under fair value based method for options	—	—	—

Pro forma net loss	$(49,821)	$(120,719)	$(198,021)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value.

Income Taxes

In 2001, 2002 and for the period from January 1, 2003 to June 28, 2003, the Company was taxed as a partnership for income tax purposes. Accordingly, the profit and loss of the Company was allocated and reported on the tax returns of each member. Therefore, for the years ended December 31, 2001 and 2002 and for the period from January 1 to June 28, 2003, no federal or state income taxes have been provided for in the accompanying financial statements.

2.	Significant Accounting Policies (continued)

On October 27, 2003, the Internal Revenue Service approved the Company’s election to be taxed as a corporation for federal income tax purposes, effective June 29, 2003. For the period from June 29, 2003 to December 31, 2003, income taxes were accounted for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial reporting basis of assets and liabilities at year end. A valuation allowance is established to reduce the deferred tax assets to the amounts expected to be realized.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current year presentation.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. The adoption of this standard did not have an impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements.

2.	Significant Accounting Policies (continued)

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have an impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). The interpretation elaborates on the disclosures to be made in the Company’s financial statements about obligations under certain guarantees. It also requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have an impact on the Company’s financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN No. 46”). The Interpretation introduces a new consolidation model, the variable interests model, based on potential variability in gains and losses of the entity being evaluated for consolidation. It provides guidance for determining whether an entity lacks sufficient equity or the entity’s equity holders lack adequate decision-making ability. These entities, variable interest entities (“VIE”), are evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. The Interpretation’s provisions are effective currently for variable interests in VIE’s created after January 31, 2003, and for variable interests in VIE’s created before February 1, 2003, no later than the first reporting period ending after March 15, 2004. The adoption of FIN No. 46 did not have an impact on the Company’s financial statements.

3.	Product Licenses/Promotion Agreements

DynaCirc®

In July 2000, the Company entered into an agreement with Novartis Pharmaceuticals Corporation, an indirect subsidiary of Novartis AG (collectively “Novartis”), to acquire an exclusive U.S. license through December 2002 to use, market, promote, sell, distribute and warehouse the DynaCirc® brands of anti-hypertensive agents for $47,600. Under this agreement, the Company was required to purchase, at predetermined prices, all of its requirements for DynaCirc® brand products and product samples from Novartis during the license term. The Company earned favorable, volume-based purchase price adjustments on these purchases upon reaching specified minimum purchases. The Company capitalized the present value of the license payments as an intangible asset that was amortized over the life of the license (2.5 years) through December 31, 2002.

In July 2000, the Company was also granted an exclusive, irrevocable option to purchase all of the United States assets related to the DynaCirc® brands for $12,500 prior to December 2002. In December 2001, the Company gave written notice of its exercise of this option conditional upon Novartis delivering to Reliant certain contractually-specified certifications. In August 2002, Novartis delivered these certifications. As such, the Company recorded a long-term asset and a current liability for $12,500 for the purchase of the DynaCirc® brand assets (see Note 11). DynaCirc® is a registered trademark of the Company in the U.S.

On January 10, 2003, the Company entered into a letter agreement with Novartis to extend the terms of the original DynaCirc® agreements. Under the terms of this agreement, among other things, (i) Reliant agreed to pay Novartis, upon the satisfaction of certain conditions, $10,000 of the $12,500 payment due in respect of the purchase option exercise, and (ii) Novartis agreed to manufacture and sell to Reliant certain agreed upon quantities of DynaCirc® brands totaling approximately $6,991, net of contractually specified volume-based purchase price adjustments and a credit for product Reliant returned to Novartis for rework of approximately $5,903. Under the terms of the January 10, 2003 letter agreement, as of December 31, 2003, Novartis still had to manufacture and sell to Reliant additional quantities of DynaCirc® brands totaling approximately $3,867. The receivable for the rework product was included in prepaid expenses and other current assets as of December 31, 2002. The Company received this product in 2003. As Novartis satisfied the conditions of this agreement in

3.	Product Licenses/Promotion Agreements continued)

January 2003, Reliant paid the $10,000 to Novartis in January 2003. Reliant paid the remaining $2,500 in March 2003 upon receipt of the closing date deliverables. The payment of the $12,500 permitted Reliant to manufacture/contract manufacture and continue to sell the DynaCirc® brands beginning in January 2003. Therefore, in January 2003, Reliant reclassified this amount from other long-term assets to intangible assets, allocating the value to the DynaCirc CR patents. Reliant began amortizing the patents through July 2007, the remaining life of a certain DynaCirc CR formulation patent (see Note 8).

Also on January 10, 2003 (the “Novartis Effective Date”), the Company entered into a supply and manufacturing agreement whereby Novartis agreed to manufacture, supply and sell to the Company both Isradipine, the pharmaceutically active ingredient in DynaCirc®, as well as DynaCirc® IR in finished form. The initial term of this agreement was from the Novartis Effective Date through August 31, 2004 with an option to extend through March 31, 2005. In August 2003, Reliant exercised this option to extend the term of the agreement through March 31, 2005. The Company has secured an alternative qualified supplier for DynaCirc® IR product and is in active negotiations to secure and qualify an alternative supplier(s) for DynaCirc® CR product.

Axid®

In October 2000, the Company entered into an agreement with Eli Lilly and Company (“Lilly”) to acquire certain patent rights, trademarks and copyrights (by way of a license and/or assignment) for $20,000 for the antiulcer agent Axid® from Lilly. Under this agreement, subject to specified minimums, the Company was required to purchase all of its requirements of Axid® brand products and product samples from Lilly through April 2002 at 95% of the Company’s estimated net selling price of the product (see Note 11). The Company earned favorable, volume-based purchase price adjustments on these purchases upon reaching specified minimum purchases. The Company capitalized the above license payment as an intangible asset, which was being amortized through April 2002, the remaining life of the underlying patent (see paragraph below). Prior to patent expiry in April 2002, the Company filed an application for pediatric exclusivity, which, if granted by the FDA, would provide an additional six months of market exclusivity for the product. The request for pediatric exclusivity was denied by the FDA on July 3, 2002. As a result of the loss of market exclusivity, Axid® net product sales declined from $201,956 in 2001 to $64,677 in 2002. The Axid® net product sales were ($11,007) in 2003 as charges for potential product returns exceeded the product sold for the year. During the fourth

3.	Product Licenses/Promotion Agreements (continued)

quarter of 2001, based on estimated future prescriptions of Axid® product, the Company determined it would not be able to realize the value of contractually required and committed product purchases. As such, the Company accrued $30,000 as a loss contract reserve via a charge to cost of products sold related to the above purchase commitments. Additionally, as a direct result of this estimate, the Company re-evaluated the carrying value of the intangible asset related to the above license agreement, resulting in a write-off of the asset of $4,815. This charge was included in sales, marketing, general and administrative expenses (see Note 8). Axid® is a registered trademark of the Company in the U.S.

In 2002, the Company paid $13,743 for product that it was contractually required to purchase, leaving a commitment balance of $16,257 reflected as a loss contract reserve as of December 31, 2002 (see Note 10).

On January 31, 2003, Reliant and Lilly agreed to certain modifications of the then existing Axid® agreements. For Reliant, these modifications resulted in the following: (i) a purchase commitment for an additional $10,300 of Axid® trade product, (ii) extended payment terms on the purchase of $26,557 of trade product through December 15, 2004 ($16,257 was accrued as of December 31, 2002 and the remaining $10,300 is the new inventory purchase commitment), (iii) the acquisition of the NDA for Axid® (subject to receipt by Lilly of certain payments which are scheduled to be completed in December 2004), (iv) a reduction in the royalty rate on the first $100,000 in cumulative net sales of Axid® new formulations and (v) an additional guaranteed royalty of $3,250 in respect of Axid® new formulations. Upon signing, the Company recorded a charge of $3,250 for the guaranteed royalty to other (income) expense, net (see Note 13), and a charge to cost of product sold for the portion of the inventory purchase commitments for which there was no projected demand. In 2003, the Company paid Lilly $14,558 for inventory, reducing the total commitment to $11,999 as of December 31, 2003. The Company included this amount in other current liabilities as of December 31, 2003 (see Note 11). The offsetting prepaid inventory, included in prepaid expenses and other current assets, was fully reserved as of December 31, 2003.

The Company projects future prescriptions of Axid® based upon the actual erosion rates of a product in the same market that lost market exclusivity in 2001. Based upon these projections, the Company’s product return reserve for Axid® was $21,559 as of December 31, 2003, which was included in accrued expenses, and $29,389 as of December 31, 2002, which was included in accrued expenses and other long-term liabilities. The decrease in the reserve is due to $22,783 of credits issued to wholesalers for product returns, partially offset by charges of $14,953. Such charges were primarily

3.	Product Licenses/Promotion Agreements (continued)

related to additional projected returns due to higher inventory levels in the distribution channel than originally estimated. After applying prescriptions to the product in the distribution channel, the Company then applies the remaining projected demand to the product in inventory. This analysis resulted in an inventory reserve for Axid® of $3,740 and $5,311 as of December 31, 2003 and 2002, respectively. In 2003, the Company wrote off $3,334 of expired Axid® inventory that was fully reserved and recorded a write-down of Axid® inventory to its net realizable value of $4,845 to cost of products sold.

Lescol®

In November 2000, the Company entered into a promotion agreement with Novartis to acquire the U.S. marketing rights through December 2005 for the Lescol® and Lescol® XL cholesterol-controlling agents for $40,000. Lescol® is a registered trademark of Novartis. The Company capitalized the present value of the license payments of $39,407 as an intangible asset that is being amortized over the initial five-year term of the promotion agreement (see Note 8). Under this agreement, the Company is entitled to receive a substantial percentage of Lescol® and Lescol® XL net sales recorded by Novartis over and above a contractually specified minimum level of sales. Effective January 1, 2002, the agreement with Novartis was amended to provide for quarterly sales minimums instead of annual minimums, and to reduce the contractual percentage of net sales owed to the Company. Of the promotion revenues received under the terms of this agreement, $10,000 was deferred and the remainder was included in promotion revenues. The deferred amounts will be recognized upon contract termination, subject to the achievement of certain sales minimums. As of December 31, 2003 and 2002, the Company had amounts due from Novartis of $21,782 and $14,533, respectively, for revenue earned under this agreement. These amounts are included in promotional revenue receivables. Promotion revenues earned under this agreement amounted to $121,513, $68,007 and $42,552 for the years ended December 31, 2003, 2002 and 2001, respectively.

Commencing on January 1, 2003 and annually thereafter during the term of the agreement, Novartis is entitled to terminate the agreement if certain annual net sales targets are not met. The sales target was met in 2003. The promotion agreement may be extended up to an additional two years provided certain future minimum annual sales levels are achieved. Upon expiration of the promotion agreement, the Company will receive a residual royalty equal to 20% of Lescol® brand sales in the year following our discontinuation of marketing and 10% of those sales the year after.

The Company is required to provide promotional, selling and marketing support over the period of the agreement (see Note 14). Direct costs associated with the promotion of the Lescol® brands are expensed as incurred and have been included in the cost of promotion revenues.

3.	Product Licenses/Promotion Agreements (continued)

Fenofibrate

In May 2001, the Company obtained an exclusive license from Ethypharm, SA, of Saint-Cloud, France (“Ethypharm”) to market, sell and distribute Ethypharm’s proprietary micronized fenofibrate product for the treatment of hyperlipidemia in the U.S., Canada and Mexico. The Company is responsible for all clinical development and regulatory activities in the identified markets. The initial term of the agreement is fifteen years from the first commercial sale of the product in the U.S. with automatic two-year renewals if notice of termination is not received from either party. Product for use in clinical development programs, as well as eventual commercial sales, is required to be purchased at predetermined prices from Ethypharm during the license term. The Company is required to make certain payments to Ethypharm based on the achievement of predetermined milestones and to pay a royalty on all future net sales of this product. In 2002, the Company paid $500 in license and milestone payments, which were expensed as incurred and included as research and development expenses. No other milestones have been achieved and, accordingly, no additional amounts were accrued or paid.

RP-606

In February 2002, Reliant entered into a license agreement with Medivir AB, a pharmaceutical research company with operations in Huddinge, Sweden and Cambridge, England. Pursuant to that agreement, Reliant acquired the rights to develop, market and distribute RP-606 (then known as MIV-606) in the U.S. and Canada. RP-606 is a broad spectrum, oral antiviral that is being developed for the treatment of herpes zoster (shingles). Under the terms of the agreement, Reliant is responsible for financing and conducting Phase III clinical studies, applying for regulatory approval and, in the event approval is granted, marketing the product in the U.S. and Canada. Medivir has retained marketing rights to the product in Denmark, Finland, Iceland, Norway and Sweden. Reliant and Medivir share the right to license and receive certain fees and royalties for the product in countries other than those in which Reliant or Medivir maintain exclusive rights. The term of the agreement is the longer of ten years following the first commercial sale of the product, the expiration of Medivir’s RP-606 patent in 2017, or the loss of marketing exclusivity. Reliant is required to make payments to Medivir (i) upon the achievement of certain predetermined milestones, (ii) for license fees in the amount of $5,000 and (iii) for a royalty on future net sales of the product in the U.S. and Canada during the term of this agreement. In 2002, Reliant paid $5,000 in license fees, which was expensed as incurred and included in research and development expenses. In 2003, no milestones were achieved and, accordingly, no amounts related to milestones were accrued or paid.

Cedax®, Rondec®, Teveten®, Teveten® HCT, Zovirax® and Cardizem® LA

On November 13, 2002, Reliant entered into a co-promotion agreement with Biovail Pharmaceuticals, Inc. (“Biovail”) with an expiration date of December 31, 2008. Pursuant to that agreement, Biovail granted to Reliant a royalty-free, fully paid, non-exclusive, limited, non-transferable license to all rights of Biovail as may be necessary to co-promote the following Biovail products through December 31, 2005: Cedax®, Rondec®, Teveten®, Teveten® HCT and Zovirax®. Additionally, the agreement specified that Reliant would assist Biovail with the launch and promotion of Cardizem® LA (which was approved by the FDA in February 2003). As compensation for Reliant’s co-promotion activities, effective October 1, 2002, Biovail began paying to Reliant royalties on quarterly net sales of these

3.	Product Licenses/Promotion Agreements (continued)

products. Royalties received under the terms of this agreement have been included in promotion revenues.

Reliant’s direct costs associated with the promotion of the Biovail products are expensed as incurred and have been included in the cost of promotion revenues. The Company was responsible for up to $13,000 in funding commitments through 2005. In 2003, the Company paid $11,000 of the $13,000 in funding commitments, which was expensed as incurred to cost of promotion revenues.

Commencing June 30, 2003, each of Biovail and Reliant had the right to terminate the agreement for any reason. Effective December 31, 2003, Biovail and Reliant mutually agreed to terminate their co-promotion agreement. Reliant’s obligations to provide co-promotion services and to satisfy its remaining funding commitment as well as Biovail’s obligations to pay Reliant a royalty under the co-promotion agreement, terminated as of the close of business on December 31, 2003. On December 24, 2003, as a result of the termination of the co-promotion agreement, Biovail paid Reliant the termination fee of $61,115 as well as estimated royalties outstanding of $3,151. In February 2004, pursuant to the agreement, a final termination fee calculation was performed that resulted in Reliant paying back Biovail $96. This amount was accrued as of December 31, 2003. The termination fee was included in other (income) expense, net while the royalties were included in promotion revenues.

InnoPran XL®

In January 2000, the Company entered into a development, license and supply agreement with Eurand using its proprietary Diffucaps® technology to develop an extended-release formulation of propranolol hydrochloride for the treatment of hypertension. In March 2003, the United States Food and Drug Administration approved InnoPran XL® (propranolol hydrochloride) with 3 years of market exclusivity. Reliant began shipping InnoPran XL® in April 2003. InnoPran XL® is a registered trademark of Reliant.

Based on projected future prescriptions for the short-dated product in the distribution channel and in inventory, the Company had a product return reserve of $8,504, which was included in accrued expenses, and inventory reserves of $1,060 as of December 31, 2003.

Pursuant to the agreement with Eurand, the Company had minimum royalty commitments through 2013 to maintain market exclusivity with Eurand for InnoPran XL®. In April 2004, subsequent to the date of the Report of Independent Auditors, the Company notified Eurand of its intent not to make these minimum royalty payments, thereby relinquishing its market exclusivity with Eurand (see Note 14).

Rythmol®

Effective December 3, 2003, the Company acquired the exclusive U.S. rights to market, sell and distribute the Rythmol® (propafenone HCI) product family from Abbott Laboratories (“Abbott”) for $93,000 (see Note 8). Based on an independent valuation, the Company allocated the purchase price to the patents and is amortizing it over the estimated useful life for the Rythmol® brands of 5 years. Under the agreement the Company is required to purchase all of its requirements of Rythmol brand

3.	Product Licenses/Promotion Agreements (continued)

products and product samples from Abbott at certain agreed upon prices, during the initial term, which expires on December 31, 2008. Management believes that these prices represent market prices for the trade and sample product. Under certain circumstances the initial term can be extended for an additional two-year period.

On December 3, 2003, the Company entered into a trademark sublicense agreement with Abbott, which gives the Company the exclusive rights to use the Rythmol® trademarks in connection with the sales, marketing and distribution of the Rythmol® brands in the U.S. through December 31, 2020. In consideration for these rights and licenses, Reliant is required to pay Abbott a royalty on net sales of the Rythmol® brands in the U.S. In addition, through 2010, provided worldwide sales of the Rythmol® brands exceed certain annual thresholds, Reliant is required to pay Abbott a proportionate share of an additional royalty (the “Additional Royalty”). The Additional Royalty is capped at 5% of worldwide sales over certain thresholds. In addition, provided the worldwide sales of the Rythmol® brands exceed certain thresholds for the five calendar years from 2006 through and including 2010, Reliant will be required to pay Abbott a bonus payment (the “Bonus Payment”). The Bonus Payment will be based on multiplying the U.S. proportionate share of the worldwide sales of the Rythmol® brands by 5,112,919 Euros (approximately $6,420 at December 31, 2003).

4.	Accounts Receivable

Trade receivables were primarily comprised of amounts billed to pharmaceutical wholesalers.

The Company’s top three wholesalers accounted for 70%, 71% and 80% of gross product sales for the years ended December 31, 2003, 2002 and 2001, respectively, and 90% and 60% of the gross accounts receivable balance at December 31, 2003 and 2002. The Company’s largest customer accounted for 26%, 33% and 34% of gross product sales for the years ended December 31, 2003, 2002 and 2001, respectively, and 20% and 3% of the gross accounts receivable balance as of December 31, 2003 and 2002, respectively.

5.	Inventory

Inventory consisted of the following:

	December 31
	2003	2002
Finished goods	$14,695	$16,271
Work-in-process	1,451	—

Gross inventory	16,146	16,271
Less:
Volume-based purchase price adjustments	(1,030)	(7,465)
Inventory reserves	(5,145)	(5,311)

Inventory, net	$9,971	$3,495

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were comprised of the following:

	December 31
	2003	2002
Product samples	$3,169	$3,915
Deposits	2,165	535
Due from Novartis	251	9,743
Other	1,020	1,309

Total	$6,605	$15,502

7.	Fixed Assets

Fixed assets consisted of the following:

	December 31
	2003	2002
Capitalized software	$2,189	$1,617
Fractional aircraft ownership (see Note 15)	1,860	—
Computer, office and distribution equipment	1,853	1,809
Furniture, fixtures and leasehold improvements	1,051	1,094
Vehicles	33	33
Construction in progress	1,053	—

Gross fixed assets	8,039	4,553
Less: accumulated depreciation	(1,987)	(1,068)

Fixed assets, net	$6,052	$3,485

8.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	December 31, 2003			December 31, 2002
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents	$105,500	$(4,277)	$101,223	$—	$—	$—
License	39,407	(24,153)	15,254	39,407	(16,525)	22,882

Total intangible assets	$144,907	$(28,430)	$116,477	$39,407	$(16,525)	$22,882

8.	Intangible Assets (continued)

In the first quarter of 2003, the Company purchased all of the assets related to the DynaCirc® brands for $12,500 and allocated the value to the DynaCirc® brand patents (see Note 3). In December 2003, the Company acquired the rights to market, sell and distribute the Rythmol product family for $93,000 and allocated the value to the Rythmol® brand patents (see Note 3). Amortization expense was $11,905, $25,526 and $37,748 for the years ended December 31, 2003, 2002 and 2001, respectively.

In the fourth quarter of 2001, the Company recorded a charge of $4,815 to sales, marketing, general and administrative expenses for the write-off of the Axid® license carrying value based on expected cash flows (see Note 3).

Aggregate amortization expense for intangible assets is estimated to be:

Year ending December 31,
2004	$28,955
2005	28,955
2006	21,327
2007	20,190
2008	17,050
Thereafter	—

9.	Accounts Payable

As of December 31, 2003, the accounts payable balance consisted primarily of amounts payable for the purchase of inventory and samples as well as development, marketing and administrative services. As of December 31, 2002, the accounts payable balance consisted primarily of amounts payable to Novartis for the purchase of finished product and product samples.

10.	Accrued Expenses

Accrued expenses were comprised of the following:

	December 31
	2003	2002
Product returns (see Note 3)	$31,263	$6,442
Managed care and Medicaid rebates	10,780	11,919
Brand marketing expenses	5,543	4,271
Sales force expenses	3,317	3,993
Research and development expenses	1,708	3,313
Loss contract reserve (see Note 3)	—	16,257
Other	13,444	7,105

Total	$66,055	$53,300

11.	Other Current Liabilities

As of December 31, 2003, other current liabilities included $11,999 due to Lilly for the purchase of Axid® trade product and $3,231 in liabilities for InnoPran® XL and DynaCirc® brand product and royalties (see Note 3). As of December 31, 2002, other current liabilities included $12,500 for the purchase of the DynaCirc® brand assets (see Note 3).

12.	Notes Payable and Long-Term Debt

Revolver

On June 29, 2001, the Company obtained a two-year revolving line of credit (the “Revolver”) commencing August 17, 2001 with a credit limit of $20,000. The lending formula of the Revolver was 85% of eligible trade receivables. On November 1, 2002, the Company amended this agreement such that the lending formula included 85% of eligible trade receivables and 85% of the Lescol® promotional fee receivable from Novartis, subject to certain limitations. On February 19, 2003, the Company extended this agreement through August 17, 2004, with a credit limit of $10,000 for the additional year and the same lending formula. On August 12, 2003, the Company terminated this revolving line of credit.

At December 31, 2002, there was no outstanding balance under the Revolver. Interest on amounts outstanding under the Revolver accrued at 1% per annum above the prime rate, as determined by a major bank (the prime lending rate was 4.25% as of December 31, 2002). The Company was liable for an unutilized loan fee of 0.37% per annum of the difference between the credit limit and the average outstanding loan amount calculated on a monthly basis. The lender had a first priority security interest in the Company’s trade receivable and amounts due from Novartis under the Lescol® brand promotion agreements. Interest expense, which includes the unutilized loan fee, the amortization of the origination fee and other monthly fees on the Revolver for the years ended December 31, 2003, 2002 and 2001 was $121, $218 and $180, respectively.

Bridge Loan

On July 30, 2001, the Company obtained from certain existing members and related entities (the “Lenders”), an $80,000 bridge loan facility in the form of two secured demand promissory notes of $40,000 each (the “Bridge Loan”). Interest on the Bridge Loan accrued at an initial rate of 10% per annum and automatically increased by an additional 2% every three months following the initial draw. Interest compounded quarterly and was payable in arrears on the last day of the calendar quarter. The outstanding amount on the Bridge Loan was payable in full on demand. The holders of the Bridge Loan had a first priority security interest in certain property and assets of the Company. On December 16, 2001, the Company had approximately $54,000 outstanding on the Bridge Loan. On December 17, 2001, $50,000 of the outstanding balance on the Bridge Loan was exchanged for Series C convertible, redeemable preferred units (“Series C Preferred Units”) of the Company at a price per Series C Preferred Unit of $20 (see below and Note 15). The Company repaid the remaining $4,000 balance outstanding on the Bridge Loan with proceeds from the Series C financing transaction.

In conjunction with the Series C Financing, the Company issued to the Lenders warrants to purchase a total of up to 833,334 Common Units at a purchase price per unit of $0.01, as a consideration for the

12.	Notes Payable and Long-Term Debt (continued)

exchange of the then outstanding $50,000 Bridge Loan for Series C Preferred Units. The Lenders also agreed to keep available to the Company $30,000 in Bridge Loan capacity and to adjust the Bridge Loan interest rate to 2% above the prime-lending rate (the prime lending rate was 4.0% and 4.25% as of December 31, 2003 and 2002, respectively) (see Note 15). The terms of the two demand promissory notes were amended to provide for a fixed maturity date of February 28, 2003. The warrants may be exercised at any time up to the earlier to occur of (a) December 18, 2006, or (b) the mutual agreement of the Holder of the warrants and the Company.

In September 2002, the Company borrowed the $30,000 of available capacity under the Bridge Loan. On September 30, 2002, the Company paid all accrued interest then outstanding of $106. On November 13, 2002, the Company paid accrued interest from October 1 through November 12, 2002 of $236. On November 13, 2002, the Bridge Loan was converted into an advance under a credit facility (see below). Total interest expense on the Bridge Loan was $342 and $1,700 for the years ended December 31, 2002 and 2001, respectively.

On September 12, 2003, the Company borrowed $10,000 in the form of a new bridge loan from one of the Lenders. On September 25, 2003, the Company converted $10,036 of principal and accrued interest under the bridge loan into Series D convertible, redeemable preferred units (“Series D Preferred Units”) at a price of $20 per unit.

Credit Facility

On November 13, 2002 (the “Closing Date”), Reliant entered into a credit agreement (“Credit Agreement”) with the Lenders and Biovail, establishing a credit facility of $85,000. On the Closing Date, the $30,000 that was outstanding under the Bridge Loan was converted into an advance under the Credit Agreement by the Lenders and an additional $200 was advanced by the Lenders. On November 15, 2002, Biovail advanced Reliant $30,000.

On June 30, 2003, the Company expanded its credit facility from $85,000 to $115,000. Through September 24, 2003, the Company borrowed an additional $54,800 bringing total borrowings to $115,000 under the credit facility. On September 25, 2003, the Company converted $36,810 of principal and accrued interest under the credit facility into Series D Preferred Units at a price of $20 per unit.

At December 22, 2003, the Company owed approximately $83,442 in principal and interest under the credit facility. With the proceeds from the termination of the co-promotion agreement with Biovail (see Note 3), the Company repaid approximately $64,366 in principal and interest outstanding under the credit facility and the balance outstanding of approximately $19,076 was converted into Series D Preferred Units at a price of $20 per unit (see Note 15). The Credit Agreement was terminated in December 2003.

12.	Notes Payable and Long-Term Debt (continued)

Interest on the credit facility accrued at 2% per annum above the prime rate as determined by a major bank (the prime lending rate was 4.0% and 4.25% as of December 31, 2003 and 2002, respectively). Interest expense on the credit facility for the period from the Closing Date to December 31, 2002 and the year ended 2003 was approximately $490 and $4,763 respectively.

13.	Other Long-Term Liabilities

As of December 31, 2003, other long-term liabilities consisted of the guaranteed royalty of $3,250 in respect of Axid® new formulations (see Note 3) and deferred rent expense of $562. As of December 31, 2002, other long-term liabilities consisted of the long-term portion of the Axid® product return reserve of $23,447 (see Note 3), accrued interest under the credit facility of $490 (see Note 12) and deferred rent expense of $384.

14.	Commitments and Contingencies

Operating Leases

In February 2001, the Company entered into a lease agreement, which expires in June 2011, for approximately 52,400 square feet of office space in Liberty Corner, New Jersey. The agreement provides for an escalation in the rent payment in 2006. In November 2003, the Company amended this agreement for an additional 20,300 square feet of office space. This amendment provides for escalation in the rent payment in 2006 and 2009. As such, the Company has straight-lined the aggregate rental payments over the term of the lease.

The Company provided a security deposit in the form of an irrevocable letter of credit issued initially by Bank One, NA for the benefit of the landlord in the amount of $1,957. The letter of credit was applied for by Diversified Capital, LLC (a related party of a member, formerly known as Diversified Capital, L.P.) on behalf of the Company. As such, Diversified Capital, LLC was responsible to Bank One, NA for reimbursement obligations. In connection with the foregoing, the Company agreed to (i) reimburse Diversified Capital, LLC for any amounts that Diversified Capital, LLC was required to pay over to Bank One, NA and (ii) pay Diversified Capital, LLC customary fees. The Company’s payment obligations to Diversified Capital, LLC were collateralized by a cash deposit equal to the face amount of the letter of credit. Such deposit was included in other long-term assets as of December 31, 2002. In the first quarter of 2003, Reliant terminated the Bank One letter of credit with Diversified Capital, LLC

14.	Commitments and Contingencies (continued)

and received back its deposit from Diversified Capital, LLC. Simultaneously, Reliant entered into a new letter of credit arrangement with Fleet National Bank pursuant to which Fleet National Bank issued the required letter of credit in favor of Reliant’s landlord. In connection with the issuance by Fleet National Bank of such letter of credit, Reliant provided a security deposit of $1,957 to Fleet National Bank, which was included in other long-term assets as of December 31, 2003. No additional deposit was required by the Company relating to the lease amendment.

The Company leases vehicles, office equipment and other assets used in the operation of the business under operating leases. Each vehicle is leased for an initial term of twelve months, and thereafter for successive twelve-month renewal terms. Reliant has the right to cancel any vehicle at any time after the end of the first twelve months upon written notice of such cancellation to the lessor. Pursuant to its vehicle leases, the Company is committed to pay $1,098 in 2004.

Certain leases provide that the Company pays for taxes, maintenance, insurance and other expenses.

The approximate minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2003, are:

2004	$2,266
2005	2,500
2006	2,628
2007	2,466
2008	2,360
Thereafter	6,148

Total	$18,368

Rental expense on all operating leases amounted to $6,249, $5,224 and $1,992 for the years ended December 31, 2003, 2002 and 2001, respectively.

Other Commitments

Pursuant to its promotion agreement with Novartis, the Company has an obligation to provide at least $75,000 of promotional, selling and marketing support for the Lescol® brands through 2005 (see Note 3).

14.	Commitments and Contingencies (continued)

The Company has purchase commitments for its trade products and samples totaling $22,909. Pursuant to the agreement with Eurand, the Company had minimum royalty commitments through 2013 to maintain market exclusivity with Eurand for InnoPran XL® (see Note 3). In April 2004, subsequent to the date of the Report of Independent Auditors, the Company notified Eurand of its intent not to make these minimum royalty payments, thereby relinquishing its market exclusivity with Eurand.

The Company has contractual arrangements and purchase commitments with pharmaceutical product development companies, clinical research organizations and other research service providers to design formulations and perform and service clinical trials with respect to both compounds under development and approved products. Pursuant to these arrangements, the Company has funding commitments totaling $7,550 in 2004.

The Company also has purchase commitments for non-Lescol® brand marketing services, other sales, marketing and general administrative services and premiums for various corporate insurance policies. Pursuant to these arrangements, the Company has funding commitments totaling $8,582 in 2004.

The aggregate minimum commitments (excluding leases), by year, related to such contractual arrangements are as follows as of December 31, 2003:

2004	$79,041
2005	35,000
Thereafter	—

Total	$114,041

In addition to the aggregate minimum commitments noted above, the Company is contractually obligated to pay $20,100 over time upon the achievement of specific milestones for certain clinical research and development programs.

Pursuant to the trademark sublicense agreement with Abbott, Reliant is required to pay Abbott a royalty on net sales of the Rythmol® brands in the U.S. In addition, through 2010, provided worldwide sales of the Rythmol® brands exceed certain annual thresholds, Reliant is required to pay Abbott a proportionate share of an additional royalty (the “Additional Royalty”). The Additional Royalty is capped at 5% of worldwide sales over certain thresholds. In addition, provided the worldwide sales of the Rythmol® brands exceed certain thresholds for the five calendar years from 2006 through and including 2010, Reliant will be required to pay Abbott a bonus payment (the “Bonus Payment”). The Bonus Payment will be based on multiplying the U.S. proportionate share of the worldwide sales of the Rythmol® brands by 5,112,919 Euros (approximately $6,420 at December 31, 2003) (see Note 3).

Subsequent to the date of the Report of Independent Auditors, the Company entered into a co-promotion agreement with Amylin Pharmaceuticals, Inc. (“Amylin”). Pursuant to this agreement, the Company is required to pay Amylin a quarterly target fee based on the number of sales representatives promoting the products to Reliant target physicians, as defined in the agreement. The Company is also required to pay Amylin the greater of a target fee or a performance fee each quarter. The target fee is based on the number of sales representatives

14.	Commitments and Contingencies (continued)

promoting the products to Amylin target physicians, as defined in the agreement. The performance fee is based on the number of prescriptions over a quarterly prescription baseline multiplied by a pre-defined net sales value per prescription. Additionally, the Company is required to pay Amylin a residual payment for each quarter following the termination date from April 1, 2005 through December 31, 2005, provided the agreement is still in existence at March 31, 2005. The total compensation payable to Amylin by the Company shall not exceed the sum of $1,200 multiplied by the number of quarters in which Amylin actually promoted the Lescol ® brand products in the primary detail position (see Note 24).

Legal Proceedings

From time to time, the Company may be involved in various legal proceedings and other regulatory matters arising out of the normal course of business. At December 31, 2003 and 2002, the Company was not involved in any proceedings that it believes would have a material adverse effect on the Company’s financial statements.

15.	Convertible, Redeemable Preferred LLC Units

In April 2000, BCC converted a note in the amount of $4,250 from BCC into 425,000 shares of Series A convertible preferred stock, which were subsequently converted to 425,000 Series A convertible preferred units (the “Series A Preferred Units”) upon the conversion of the Company to an LLC.

In July 2000, the Company accepted subscriptions for $135,000 of its Series B convertible preferred units (the “Series B Preferred Units”) at a price of $10 per unit pursuant to a private placement (the “Series B Financing”). At December 31, 2003 and 2002, the Company had a subscription receivable of $928 related to a note from a Founder. The interest rate on this note accrues at the prime rate as determined by a major bank (the prime lending rate was 4.0% and 4.25% as of December 31, 2003 and 2002, respectively). Interest income on this note for the years ended December 31, 2003, 2002 and 2001 was $45, $49 and $73, respectively.

In December 2001, the Company accepted subscriptions for $150,000 of its Series C Preferred Units at a price of $20 per unit pursuant to a private placement (the “Series C Financing”). The financing was comprised of the receipt of a cash payment of $100,000 from Alkermes, Inc. and an exchange of an aggregate of $50,000 of the then outstanding balance on the Bridge Loan (see Note 12). On February 4, 2002, the Company accepted approximately $9,293 in additional subscriptions for additional Series C Preferred Units pursuant to a rights offering to existing members. On June 25, 2003, the Company issued 93,000 Series C convertible, redeemable preferred units at a price of $20 per unit totaling $1,860 in exchange for a fractional interest in an aircraft with an entity affiliated with an officer. Management believes that $1,860 approximates the fair market value for the aircraft interest (see Note 7).

The Company incurred costs of approximately $4,663 related to the closing of the Series C Financing including $2,600 paid to Bay City Capital BD, LLC, a related party, (the “Advisor”) (see Note 21). Warrants to purchase up to 833,334 common units of the Company at a purchase price of $0.01 per common unit (the “Series C Warrants”) were issued to holders of the Bridge Loan as consideration for the exchange of $50,000 in Bridge Loan for the Series C Preferred Units. The fair value of the warrants, as determined by an independent valuation, was approximately $8 at the time of issuance.

15.	Convertible, Redeemable Preferred LLC Units (continued)

The holders of the Bridge Loan also agreed to keep available to the Company $30,000 in Bridge Loan capacity and to reduce the Bridge Loan interest rate to 2% above the prime-lending rate (see Note 12). The Series C Preferred Unit proceeds, net of the issuance costs and the fair value of the warrants, are being accreted up to their redemption value. The accretion is being recorded as preferred dividends. The Series C Warrants expire on the earlier to occur of (a) December 18, 2006, or (b) the mutual agreement of the Holder of the warrants and the Company.

For the period from September 25, 2003 through December 31, 2003, the Company accepted subscriptions in its Series D Preferred Units for $271,404 at a price of $20 per unit pursuant to a private placement (“Series D Financing”). Such subscriptions yielded net cash proceeds to the Company of $199,749, after issuance costs of $5,734 and the exchange of $65,921 of existing debt (see Note 12). The issuance costs included $5,240 paid to the Advisor (see Note 21).

The Series A, B, C and D Preferred Units are convertible into common units at a 1-to-1 ratio (subject to adjustment) (i) at the option of the holder at any time, (ii) upon a Qualified IPO (as defined in the Company’s Second Amended and Restated Operating Agreement) or (iii) upon the occurrence of certain other specified events. The initial conversion price is $10 for the Series A and B Preferred Units and $20 for the Series C and D Preferred Units. The conversion price is subject to adjustment pursuant to the Company’s Operating Agreement for distributions made in common units, subdivision or splitting its common units and the issuance of common units or options or warrants for common units at a price per unit that is less than the applicable conversion price.

Each Series A, B, C and D Preferred Units has voting rights equal to the largest number of whole common units into which it is convertible. The Series D Preferred Units rank senior to the Series A, B and C Preferred Units and the common units. The Series C Preferred Units rank senior to the Series A and B Preferred Units and the common units. The Series A and B Preferred Units rank on par with each other and are senior to the common units.

The Series A, B, C and D Preferred Units are entitled to receive a preferred return at an annual rate of 8.5%, compounded quarterly, of the capital contributed to acquire each Series A, B, C and D Preferred Unit when and if declared by the Board of Managers (the “Board”).

Prior to December 17, 2001, the Series A and B Preferred Units were non-redeemable. In connection with the Series C Financing, the Company’s Operating Agreement was amended to provide redemption rights to the Series A, B, and C Preferred Units. In connection with the Series D Financing, the Company’s Operating Agreement was amended such that at the option of holders of a specified percentage interest of each Series of Preferred Units, 50% of the then outstanding Series A, B, C and D Preferred Units are redeemable by the electing holders for $497,303 on December 31, 2008 and the remaining 50% are redeemable for $535,927 on December 31, 2009.

As defined in the Company’s Operating Agreement, upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (each, a “Liquidation Event”), the holders of the Series D Preferred Units shall be entitled, before any distribution or payment is made, to be paid an amount equal to $20 per unit plus all accumulated and unpaid preferred returns to the date of final distribution (the “Series D Liquidation Preference”). Once the Series D Preferred Unit holders have been paid, the holders of the Series C Preferred Units shall be entitled to be

15. Convertible, Redeemable Preferred LLC Units (continued)

paid an amount equal to $20 per unit plus all accumulated and unpaid preferred returns to the date of final distribution (the “Series C Liquidation Preference”). Once the Series C Preferred Unit holders have been paid, to the extent proceeds are available, the Series A and B Preferred Units shall be entitled to be paid, in accordance with their proportionate ownership of their respective units, an amount equal to $10 per unit plus all accumulated and unpaid preferred returns, to the date of final distribution (the “Series A/B Liquidation Preference”). Once the liquidation preferences have been paid to the preferred unit holders, the remaining assets will be distributed to all of the common unit holders in accordance with their overall percentage interests.

16. Common LLC Units

In connection with the conversion to an LLC (see Note 1), and upon exercise of a founder’s warrant, BCC received 2,181,116 common units in the Company. Similarly, pursuant to the Plan of Conversion, the Founders (excluding BCC) collectively received 1,650,543 restricted common units. At December 31, 2003, all 1,650,543 common units were fully vested.

In the second quarter of 2003, the Company issued 57,750 restricted common units to an officer of the Company at no cost. The Company recorded a charge of $0.6 upon issuance of these units, which was based on the fair market value of $0.01 per unit from the most recent independent valuation of the Company’s common units. All of these units were fully vested upon issuance. Also, in the second quarter, the Company issued an additional 274,968 restricted common units to this officer at a cost of $0.01 per unit or $3, which was the fair market value for these units based on the valuation. Of these units, a total of 91,656 were vested upon issuance, 91,656 units vest on April 29, 2004 and 91,656 units vest on April 29, 2005 (see Note 19).

In December 2003, the Company issued an additional 137,256 restricted common units to this officer at a cost of $0.01 per unit. In connection with the issuance, the Company recorded a subscription receivable of $1, compensation expense of $1.8 and deferred compensation of $4, which is included in members’ deficit. Deferred compensation will be expensed over the vesting period through April 29, 2005. As of December 31, 2003, 45,752 were vested, 45,752 units vest on April 29, 2004 and 45,752 units vest on April 29, 2005 (see Note 19).

17. Equity Incentive and Unit Appreciation Rights Plans

The Company granted options to employees under an Equity Incentive Plan (the “Equity Plan”) to purchase common units in the Company. Options granted under the Equity Plan are granted at an exercise price per unit not less than the estimated fair market value of the unit at the date of grant and have a maximum term of ten years. Options granted under the Equity Plan generally vest ratably over four years on the anniversary of the grant date. All options granted under the Equity Plan from inception through December 31, 2001 were at an exercise price of $10 per common unit. Options granted in 2002 and 2003 were at an exercise price of $20 per common unit.

The Company made available to certain employees, who were granted options, a loan in the amount of 100% of the total exercise price up to a maximum amount of $1,000 to effect the early exercise of all or a portion of such option holders’ options. These loans provide for exercise with 50/50 recourse/non-recourse notes, accruing interest at the prime rate (4.0% and 4.25% as at December 31, 2003 and 2002, respectively). In 2002 and 2001, employees exercised 2,500 options and 387,700 options, respectively, in the amounts of $25 and $3,877, respectively, with the full exercise price of these options being paid for through loans from the Company. The loans are full recourse with respect to interest. In 2003, 2002 and 2001, $262, $850 and $53, respectively, of interest and principal on these loans were repaid.

Pursuant to its unit option agreements, the Company has the right to repurchase all unvested units from employees who have previously exercised their options upon their termination of employment. During 2003 and 2002, the Company repurchased 75 and 13,475 unvested units for $1 and $134, respectively, from employees who had previously exercised their options in connection with the termination of such employees’ employment with the Company. Of the remaining 376,650 units, 297,100 units were vested and 79,550 units were unvested as of December 31, 2003.

The activity under the Equity Incentive Plan is as follows:

	Number	Average
	of Units	Price (1)
Options outstanding, January 1, 2001	561,100	$10.00
Granted	1,227,550	10.00
Exercised	(387,700)	10.00
Cancelled	(26,750)	10.00

Options outstanding, December 31, 2001	1,374,200	10.00
Granted	431,100	20.00
Exercised	(5,125)	10.00
Cancelled	(116,125)	10.00

Options outstanding, December 31, 2002	1,684,050	12.56
Granted	1,815,336	20.00
Exercised	—	—
Cancelled	(162,876)	11.49

Options outstanding, December 31, 2003	3,336,510	$16.60

(1)	Weighted average exercise price.

17. Equity Incentive and Unit Appreciation Rights Plans (continued)

Summarized information about unit options outstanding and exercisable at December 31, 2003 is as follows:

Outstanding			Exercisable
Exercise	Number		Number
Price	of Units	Average Life (1)	of Units	Average Life (1)
$10	1,135,674	7.5	766,446	7.4
$20	2,200,836	9.6	100,989	8.9

	3,336,510		867,435

(1)	Weighted average contractual life remaining in years.

The Company has not recognized any compensation expense for the options granted to employees, because the exercise price of these options has not been less than fair market value of the underlying units on the date of grant.

The Company has elected to follow APB No. 25 and related interpretations in accounting for employee options because the alternative fair value accounting method provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company has used a volatility of zero, as there is no market for the Company’s Units. In management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. This is because the Company’s employee options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

The pro forma information presented in Note 2 has been determined as if employee options were accounted for under the fair value method of SFAS No. 123. The average fair value of options granted during 2003, 2002 and 2001 was $0. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected dividend	0.0%	0.0%	0.0%
Risk-free interest rate	3.8%	3.4%	4.8%
Expected volatility	0.0	0.0	0.0
Expected life (in years)	5.9	5.8	6.6

17. Equity Incentive and Unit Appreciation Rights Plans (continued)

In 2002 and 2003, the Company granted unit appreciation rights (“UARs”) to certain sales employees under a Unit Appreciation Rights Plan (the “Rights Plan”). UARs allow the holder to receive, upon exercise of the UAR, cash in an amount equal to the difference between a specified base price and the fair market value of a common unit on the exercise date. The base price per UAR may not be less than the estimated fair market value of the underlying common unit on the date of grant and UARs may have a maximum term of ten years. UARs granted under the Rights Plan generally vest ratably over four years on the anniversary of the grant date. All UARs granted under the Rights Plan were granted at a base price of $20 per UAR.

The activity under the Rights Plan is as follows:

	Number	Average
	of Units	Price (1)
Unit appreciation rights outstanding, December 31, 2001	—	$—
Granted	547,350	20.00
Exercised	—	—
Cancelled	(6,000)	20.00

Unit appreciation rights outstanding, December 31, 2002	541,350	20.00
Granted	613,550	20.00
Exercised	—	—
Cancelled	(105,718)	20.00

Unit appreciation rights outstanding, December 31, 2003	1,049,182	$20.00

(1)	Weighted average exercise price.

Of the total UARs outstanding, 112,068 were vested and 937,114 were unvested as of December 31, 2003. The weighted average remaining life of rights outstanding was 9.5 years as of December 31, 2003. There was no compensation expense recognized pursuant to the Rights Plan in 2003 or 2002, because the base price of these UARs was not less than the fair market value of the underlying units in 2003 or 2002.

18. Income Taxes

The net income tax expense (benefit) for the period from June 29, 2003 to December 31, 2003 is summarized as follows:

Current:
Federal	$—
State	305

Total current	$305
Deferred:
Federal	33,808
State	9,227
Valuation allowance	(43,035)

Total deferred	—

Total expense	$305

A reconciliation of the difference between the federal statutory rate and the effective income tax rate as a percentage of income before taxes for the period from June 29, 2003 to December 31, 2003 is as follows:

	Amount	Tax Rate
Federal statutory rate	$346	34.0%
State income taxes, net of federal income tax benefit	201	19.8
Meals and entertainment	577	56.7
Other	19	1.8
Realization of valuation allowance	(838)	(82.3)

	$305	30.0%

18. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes were as follows:

	Assets	Liabilities
Current:
Inventory related	$9,713	$—
Prepaid expenses	—	384
Accrued product returns	2,712	—
Accrued rebates	3,372	—
Other accrued expenses	1,644	—
Other	401	—

Subtotal	17,842	384
Valuation allowance	(17,458)	—

Total current deferred taxes	384	384

Net current deferred taxes	$—	$—

Long-term:
Net operating loss carryforwards	$17,361	$—
Fixed assets	—	481
Intangible assets	6,995	—
State credits	305	—
Other	1,397	—

Subtotal	26,058	481
Valuation allowance	(25,577)	—

Total long-term deferred taxes	481	481

Net long-term deferred taxes	$—	$—

A valuation allowance equal to 100% of the net deferred tax assets has been established because of the uncertainty of realization of the deferred tax assets due to the lack of earnings history.

As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $40,437 that expire in 2023. As of December 31, 2003, the Company also had net operating loss carryforwards for state income tax purposes of similar amounts with varying expiration dates. A portion of these net operating loss carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities.

The Company recorded an income tax provision of $305 related to state taxes for 2003.

19. Employee Agreements

The Company has entered into employment agreements with certain officers and employees of the Company. Certain of these agreements expired in 2003 and the remainder (excluding the agreement for the Chief Executive Officer) expire in 2004. The Company did not extend or renew the agreements that expired in 2003 and does not intend to extend or renew those that expire in 2004. The agreements that are still in effect provide for salaries aggregating $1,205 in 2004. Additionally, the agreements have termination clauses that, under certain circumstances, entitle the employees to receive severance benefits upon termination. Certain agreements provide for bonus payments upon the achievement of specified quantitative and qualitative targets.

The Company has also entered into agreements with certain of its key executives that provide for accelerated vesting of options and restricted units upon a change in control, as well as bonuses depending on the amount of consideration received by the members in a change in control transaction.

In the second quarter of 2003, the Company entered into an employment agreement with an officer of the Company. Pursuant to this employment agreement, the officer was issued 274,968 restricted common units at a cost of $0.01 per unit (see Note 16) and options to purchase 549,936 restricted common units at $20 per unit that vest over 4 years.

This officer is entitled to receive additional grants of equity compensation at a price of $0.01 per unit such that the officer and/or his relevant transferees, at all relevant times, hold restricted common units of the Company equal to 1% of the Fully Diluted membership interests of the Company, as defined in his employment agreement. Pursuant to this provision, in December 2003, the Company issued an additional 137,256 restricted common units to this officer at a cost of $0.01 per unit (see Note 16). In the event of a transaction during the employment period resulting in a change in control of the Company, the officer shall be entitled to a bonus equal to 1% of the net proceeds received by the members of the Company in connection with such event. No such transaction took place during 2003, so the officer did not earn this bonus in 2003.

20. Board Consulting and Non-Compete Agreements

In May 2000, consulting agreements, which include non-compete provisions, were entered into between the Company and certain founders and members of the Board. The consulting fees incurred for the years ended December 31, 2003, 2002 and 2001 were approximately $500, $523 and $490. In addition to the base consulting fee, for each calendar year during the consulting period in which the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow targets for acquired products and developed products, as set by the Board, are satisfied, the Company shall pay a performance bonus of $100 to each consultant. The Company did not accrue or pay any performance bonuses to members of the Board related in 2003 or 2002. In 2001, the Company incurred $540 in performance bonuses to members of the Board. For each calendar year in which the Company’s EBITDA and free cash flow targets for acquired products and developed products, as set by the Board, are exceeded by 25% or more, the Company shall pay an additional bonus of $100 to

20. Board Consulting and Non-Compete Agreements (continued)

each consultant. As the Company did not meet either of the targets for the years ended December 31, 2003, 2002 and 2001, no additional bonuses were accrued or paid to the consultants related to 2003, 2002 or 2001. Effective December 31, 2003, these consulting agreements were terminated.

21. BCC BD Arrangements

Bay City Capital BD, LLC (the “Advisor”), a related party, provides the Company with (i) business advice and (ii) financial advisory services in connection with defined business transactions involving the acquisition or disposition by the Company of pharmaceutical- and/or biotechnology-related assets and general corporate acquisition/divestiture transactions. The Advisor provided the services for a three-year period that commenced in September 1999 for a monthly fee of $25 plus related business expenses.

For the years ended December 31, 2002 and 2001, the Company charged $200 and $300, respectively, to sales, marketing, general and administrative expenses for the Advisor’s service fee. Since the agreement terminated in 2002, no amounts were charged to expense in 2003 for this fee. Additionally, the Company agreed under specified conditions to pay the Advisor a fee (the “Fee”) equal to two percent (2%) of the total consideration with respect to general corporate acquisition/divestiture transactions. In consideration for an advance of $1,000 in 2001, the Advisor agreed to reduce the Fee to 0.8% of the total consideration. Such advance is nonrefundable, but is creditable against future fees that became due up to $1,000. Since the amount was nonrefundable, the amount was expensed in 2001. This agreement expired effective August 31, 2002.

In connection with the Series C Financing, the Company paid the Advisor a fee of $2,600, which was recorded as a reduction of the Series C redeemable preferred units in 2001.

In August 2003, the Company engaged the Advisor to be the exclusive placement agent with respect to a private placement. As consideration, the Company agreed to pay the Advisor a placement fee of 4% of certain gross proceeds received by the Company from the sale of certain securities in the private placement. In connection with the Series D Financing in 2003, the Company paid the Advisor a placement fee of $5,240, which was recorded as a reduction of the Series D redeemable preferred units. Since the fee was capped at $5,240, the Company will not pay any additional placement fees with respect to the Series D Financing.

22. 401(k) Employee Benefit Plan

Effective May 29, 2001, the Company established the Reliant Pharmaceuticals 401(k) Plan (the “Plan”) for all eligible employees. Employees can elect to defer up to 25% of their compensation on a pretax basis, subject to maximum limits as set forth by the IRS. The Company may, but is not required to, provide matching contributions to be determined each year by the Company’s Board. All employee

22. 401(k) Employee Benefit Plan (continued)

contributions are 100% vested. Employer contributions vest over a three-year period beginning with the employee’s full-time date of hire. The Company made no matching contributions during 2003, 2002 or 2001.

23. Events Subsequent to December 31, 2003

Distribution and Supply Agreement

In January 2004, the Company entered into an exclusive distribution and supply agreement with Cipher Pharmaceuticals LTD (“Cipher”), a Barbados corporation, for its fenofibrate product (the “Cipher Fenofibrate”). Cipher filed a New Drug Application with the FDA for this product. Cipher is currently facing a patent infringement lawsuit with respect to its fenofibrate product, which will prevent the FDA from issuing final approval to market the product until the earlier of (i) 30 months from the date of filing or (ii) entry of a judgment finding either non-infringement or invalidity of the patents at issue. Under the terms of the agreement, in the event Cipher receives a satisfactory litigation outcome, they will supply product to the Company. The Company has rights for marketing and distributing the product in the United States, Canada and Mexico.

In the event that Reliant or an affiliate is successful in obtaining regulatory approval from the FDA for a superior fenofibrate product after the first commercial sale of the Cipher Fenofibrate product in the U.S., Cipher will be entitled to receive a payment from Reliant based on net sales in the U.S. of the superior fenofibrate product.

The Company is also required to make payments to Cipher based on the achievement of certain predetermined milestones of up to $6,000.

24. Events Subsequent to Date of the Report of Independent Auditors

Co-Promotion Agreement

In April 2004, the Company entered into a co-promotion agreement with Amylin Pharmaceuticals, Inc. (“Amylin”) with an expiration date of December 31, 2005. Pursuant to this agreement, Reliant granted to Amylin a royalty-free, fully paid-up, non-exclusive, limited, non-transferable license to all the rights as may be necessary to co-promote the Lescol® and DynaCirc® brands as well as InnoPran XL®.

As compensation for Amylin’s co-promotion activities, the Company is required to pay Amylin a quarterly target fee based on the number of sales representatives promoting the products to Reliant target physicians, as defined in the agreement. The Company is also required to pay Amylin the greater of a target fee or a performance fee each quarter. The target fee is based on

24. Events Subsequent to Date of the Report of Independent Auditors (continued)

the number of sales representatives promoting the products to Amylin target physicians, as defined in the agreement. The performance fee is based on the number of prescriptions over a quarterly prescription baseline multiplied by a pre-defined net sales value per prescription.

Additionally, the Company is required to pay Amylin a residual payment for each quarter following the termination date from April 1, 2005 through December 31, 2005, provided the agreement is still in existence at March 31, 2005. The total compensation payable to Amylin by the Company shall not exceed the sum of $1,200 multiplied by the number of quarters in which Amylin actually promoted the Lescol brand products in the primary detail position.

Amylin may terminate this agreement at any time in the event that new drug applications for at least two of their products have received FDA approval and Amylin has launched at least one such product. This agreement may be terminated by either party at any time after April 7, 2005.

Conversion to a Corporation

On April 1, 2004, Reliant Pharmaceuticals, LLC entered into a restructuring transaction to among other things effectuate the conversion of Reliant Pharmaceuticals, LLC into a Delaware corporation. As a result of the conversion, Reliant Pharmaceuticals, LLC changed its name to “Reliant Pharmaceuticals, Inc.” and its common units and preferred units automatically converted into an equal number of shares of common stock and preferred stock.

Series D Preferred Stock Issuance

Through April 2004, the Company issued an additional 98,000 shares of convertible, redeemable preferred stock for net proceeds of $1,915.