Form 10-Q
period 2004-06-30
ALKERMES INC
filed 2004-08-06
CIK 874663

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes      X      No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      X      No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 2, 2004
Common Stock, par value $.01	89,675,247
Non-Voting Common Stock, par value $.01	382,632

(1)

ALKERMES, INC. AND SUBSIDIARIES

(2)

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$5,286,743	$9,898,648
Investments — short term	116,616,112	134,037,415
Receivables	6,971,381	11,526,280
Prepaid expenses and other current assets	2,395,945	2,155,941
Inventory	2,042,538	2,604,851

Total current assets	133,312,719	160,223,135

Property, Plant and Equipment:
Land	235,000	235,000
Building	15,904,529	15,718,268
Furniture, fixtures and equipment	63,101,724	69,016,366
Equipment under capital lease	463,610	463,610
Leasehold improvements	45,946,280	56,808,710
Construction in progress	4,933,795	3,489,296

	130,584,938	145,731,250
Less accumulated depreciation and amortization	(41,759,270)	(49,988,460)

	88,825,668	95,742,790

Investments — long term	5,010,265	5,011,630

Other Assets	8,102,321	9,051,949

Total Assets	$235,250,973	$270,029,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$20,383,960	$18,209,061
Accrued interest	1,051,958	264,370
Accrued restructuring costs	4,437,506	1,137,741
Deferred revenue	12,849,251	17,173,618
Derivative liability related to convertible subordinated notes	3,132,000	4,650,000
Obligation under capital lease	83,351	81,596

Total current liabilities	41,938,026	41,516,386

Obligation under capital lease	316,021	337,528

2 ½% Convertible Subordinated Notes	121,763,812	121,569,641

3.75% Convertible Subordinated Notes	676,000	676,000

Convertible Preferred Stock, par value $.01 per share: authorized and issued, 3,000 shares at June 30, 2004 and March 31, 2004, respectively (at liquidation preference)	30,000,000	30,000,000

Shareholders’ Equity:
Capital stock, par value, $.01 per share; authorized, 4,550,000 shares; issued, none; (includes 2,997,000 shares of preferred stock)	—	—
Common stock, par value $.01 per share; authorized, 160,000,000 shares; issued and outstanding, 89,623,932 and 89,305,261 shares at June 30, 2004 and March 31, 2004, respectively	896,240	893,053
Non-voting common stock, par value $.01 per share; authorized, 450,000 shares; issued and outstanding, 382,632 shares at June 30, 2004 and March 31, 2004	3,826	3,826
Additional paid-in capital	628,552,863	627,445,609
Deferred compensation	(158,499)	(275,802)
Accumulated other comprehensive income	558,051	1,010,621
Accumulated deficit	(589,295,367)	(553,147,358)

Total shareholders’ equity	40,557,114	75,929,949

Total Liabilities and Shareholders’ Equity	$235,250,973	$270,029,504

See notes to condensed consolidated financial statements.

(3)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2004	2003
Revenues:
Manufacturing and royalty revenues	$7,964,906	$1,544,754
Research and development revenue under collaborative arrangements	3,509,530	2,756,706

Total revenues	11,474,436	4,301,460

Expenses:
Cost of goods manufactured	5,241,256	2,560,670
Research and development	24,132,028	21,672,964
General and administrative	7,038,911	5,780,598
Restructuring	11,896,341	—

Total expenses	48,308,536	30,014,232

Net operating loss	(36,834,100)	(25,712,772)

Other income (expense):
Interest income	630,513	975,161
Other (expense) income, net	(274,373)	1,409,478
Derivative income (losses) related to convertible notes	1,518,000	(3,764,437)
Interest expense	(1,188,049)	(3,479,801)

Total other income (expense)	686,091	(4,859,599)

Net loss	($36,148,009)	($30,572,371)

Basic and diluted loss per common share	($0.40)	($0.47)

Weighted average number of common shares outstanding	89,409,116	64,736,097

See notes to condensed consolidated financial statements.

(4)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	($36,148,009)	($30,572,371)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,939,529	2,426,522
Restructuring charges	11,896,341	—
Other noncash charges	581,353	1,046,228
Losses (gains) on warrants held	274,373	(1,409,478)
Derivative (gains) losses related to convertible notes	(1,518,000)	3,764,437
Changes in assets and liabilities:
Receivables	4,554,899	4,150,604
Prepaid expenses and other current assets	322,309	(829,988)
Accounts payable, accrued expenses and accrued interest	2,962,487	(2,127,162)
Accrued restructuring costs	(446,580)	(535,669)
Deferred revenue	(4,324,367)	(1,024,988)

Net cash used by operating activities	(18,905,665)	(25,111,865)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,128,739)	(5,531,184)
Purchases of available-for-sale investments	(1,298,365)	(39,514,266)
Sales of available-for-sale investments	18,612,414	37,797,890
Decrease in other assets	(22,039)	(150,022)

Net cash provided by (used by) investing activities	13,163,271	(7,397,582)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,150,241	455,591
Payment of long-term obligations	(19,752)	(975,000)

Net cash provided by (used by) financing activities	1,130,489	(519,409)

Effect of exchange rate changes on cash	—	(17,450)

Net decrease increase in cash and cash equivalents	(4,611,905)	(33,046,306)
Cash and cash equivalents, beginning of period	9,898,648	72,478,675

Cash and cash equivalents, end of period	$5,286,743	$39,432,369

Supplementary information:
Cash paid for interest	$—	$5,418,375

Conversion of 6.52% Convertible Senior Subordinated Notes and interest into common stock	$—	$100,861

See notes to condensed consolidated financial statements.

(5)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Alkermes, Inc. (the “Company”) for the three months ended June 30, 2004 and 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended March 31, 2004, 2003 and 2002, which are contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. In addition, the financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. (“AIR®”), Alkermes Investments, Inc., Alkermes Europe, Ltd and Alkermes Development Corporation II (“ADCII”), wholly owned subsidiaries of the Company.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(6)

2. COMPREHENSIVE LOSS

Comprehensive loss for the three months ended June 30, 2004 and 2003 is as follows:

	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Net loss	($36,148,009)	($30,572,371)
Foreign currency translation adjustments	(10)	(7,977)
Unrealized (loss) gain on marketable securities	(452,560)	761,373

Comprehensive loss	($36,600,579)	($29,818,975)

3. NET LOSS PER SHARE

Basic and diluted net loss per share are computed using the weighted-average number of common shares outstanding during the period. For the three months ended June 30, 2004 and 2003, the Company was in a net loss position and, therefore, diluted net loss per share is the same amount as basic net loss per share. Basic net loss per share excludes any dilutive effect from stock options and awards, convertible preferred stock, convertible senior subordinated notes and convertible subordinated notes.

The following potentially issuable common shares were not included in the computation of diluted net loss per share for the three months ended June 30, 2004 and 2003 because they had an antidilutive effect due to net losses for such periods:

	2004	2003
Stock options and awards (exercise prices ranging from $0.30 to $96.88, with a weighted average exercise price of $15.80)	15,145,346	14,618,925
Shares issuable on conversion of 3.75% Convertible Subordinated Notes	9,978	9,978
Shares issuable on conversion of 2½% Convertible Subordinated Notes	9,025,275	—
Shares issuable on conversion of 6.52% Convertible Senior Subordinated Notes	—	22,713,226
Shares issuable on conversion of Convertible Preferred Stock	2,268,774	2,824,859
Shares issuable on conversion of Non-voting common stock	382,632	382,632

	26,832,005	40,549,620

(7)

4. STOCK BASED COMPENSATION

The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options and awards to employees. The Company accounts for stock options and awards to nonemployees using the fair-value method.

Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the grant date. Under the fair-value method, compensation associated with stock awards to nonemployees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for nonemployee awards is generally the date performance of certain services is complete. Pro forma information regarding net loss and basic and diluted loss per common share for the three months ended June 30, 2004 and 2003 has been determined as if the Company had accounted for its employee stock options under the fair-value method.

Using the Black-Scholes option-pricing model, the weighted average fair value of options granted in the three months ended June 30, 2004 and 2003 was $8.56 and $5.48, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the vesting period of the option. Compensation for employee awards is measured on the grant date for purposes of the fair value method used to prepare this pro forma information.

Pro forma information for the three months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended
	June 30,
	2004	2003
Net loss—as reported	($36,148,009)	($30,572,371)
Add: Stock-based employee compensation expense as reported in the consolidated statements of operations	77,503	563,872
Deduct: Total stock-based employee compensation expense determined under fair-value method for all options and awards	(4,545,039)	(5,019,799)

Pro forma net loss	($40,615,545)	($35,028,298)

Basic and diluted loss per common share—as reported	($0.40)	($0.47)

Basic and diluted loss per common share—pro-forma	($0.45)	($0.54)

(8)

4. STOCK BASED COMPENSATION (CONTINUED)

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2004	2003
Expected life (years)	4	4
Interest rate	3.85%	2.46%
Volatility	72%	73%

5. RESTRUCTURING

In August 2002, the Company announced a restructuring program to reduce the Company’s cost structure as a result of the financial impact of a delay in the U.S. launch of Risperdal Consta by the Company’s collaborative partner, Jannsen-Cilag (“Janssen”), a division of Johnson & Johnson (the “2002 Restructuring”). The restructuring program reduced the Company’s workforce by 122 employees, representing 23% of the Company’s total workforce at that time, and included consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of the Company’s medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and reductions of other expenses.

In June 2004, the Company announced a restructuring program in connection with the decision by the Company and Genentech to discontinue commercialization of Nutropin Depot (the “2004 Restructuring”). The decision was based on the significant resources required by both companies to continue manufacturing and commercializing the product. In connection with this decision, the Company ceased commercial manufacturing of Nutropin Depot in June 2004, reduced its workforce by 17 employees, representing approximately 3% of the Company’s total workforce, and recorded restructuring charges in the quarter ended June 30, 2004 of approximately $11.9 million under the caption “restructuring” in the consolidated statements of operations. The restructuring charges consisted of approximately $0.2 million in employee separation costs, including severance and related benefits, and approximately $11.7 million in facility closure costs, including fixed asset write-offs and estimates of future lease costs relating to the Company’s ability to sublease the exited facility through the end of its lease term, August 2008. In addition to the restructuring charges recorded in the quarter ended June 30, 2004, the Company also recorded a one-time write-off of Nutropin Depot inventory of approximately $1.3 million, which was recorded under the caption “cost of goods manufactured” in the consolidated statements of operations.

As of June 30, 2004, in connection with the 2002 Restructuring, the Company had paid in cash or written off an aggregate of approximately $1.5 million in employee separation costs and approximately $4.1 million in facility closure costs and approximately $8.2 million in facility closure costs in connection with the 2004 Restructuring. The amounts remaining in the 2002 Restructuring accrual at June 30, 2004 relate to facility lease costs and are expected to be paid through fiscal 2006. The amounts remaining in the 2004 Restructuring accrual at June 30, 2004 are expected to be paid out through fiscal 2009 and relate primarily to estimates of lease costs associated with the exited facility.

(9)

5. RESTRUCTURING (CONTINUED)

Pursuant to the 2002 Restructuring and the 2004 Restructuring, the following charges, payments and write-offs have been recorded during the three months ended June 30, 2004:

	Balance			Balance
	March 31,		Payments/	June 30,
Type of Liability	2004	Charges	Write-offs	2004
2002 Restructuring
Employee separation costs	$—	$—	$—	$—
Facility closure costs	1,137,741	—	(400,129)	737,612

	$1,137,741	$—	$(400,129)	$737,612

2004 Restructuring
Employee separation costs	$—	$146,112	$(25,393)	$120,719
Facility closure costs	—	11,750,229	(8,171,054)	3,579,175

	—	11,896,341	(8,196,447)	3,699,894

Total	$1,137,741	$11,896,341	$(8,596,576)	$4,437,506

6. INVENTORY

Inventory is stated at the lower of cost or market and consists of currently marketed products. Cost is determined in a manner that approximates the first-in, first-out method. Inventory consists of the following:

	June 30,	March 31,
	2004	2004
Raw materials	$922,367	$1,146,854
Work in process	257,048	1,037,045
Finished goods	863,123	420,952

	$2,042,538	$2,604,851

In connection with the 2004 Restructuring, the Company recorded a one-time write-off of Nutropin Depot inventory of approximately $1.3 million in the quarter ended June 30, 2004, which was recorded under the caption “cost of goods manufactured” in the consolidated statements of operations. See Note 5 for discussion of restructuring charges.

(10)

7. DERIVATIVES

2½% Subordinated Notes — In August and September 2003, the Company issued an aggregate of $100.0 million and $25.0 million, respectively, principal amount of 2½% Convertible Subordinated Notes due 2023 (the “2½% Subordinated Notes”). The 2½% Subordinated Notes are convertible into shares of the Company’s common stock at a conversion price of $13.85 per share, subject to adjustment in certain events. The 2½% Subordinated Notes bear interest at 2½% per year, payable semiannually on March 1 and September 1, commencing on March 1, 2004 and are subordinated to existing and future senior indebtedness of the Company.

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

The Company recorded a derivative liability related to the 2½% Subordinated Notes. The Three-Year Interest Make-Whole provision represents an embedded derivative which is required to be accounted for apart from the underlying 2½% Subordinated Notes. At issuance of the 2½% Subordinated Notes, the Three-Year Interest Make-Whole had an estimated initial aggregate fair value of $3.9 million, which reduced the amount of the outstanding debt and has been recorded as a derivative liability in the consolidated balance sheets. The $3.9 million initially allocated to the Three-Year Interest Make-Whole feature has been treated as a discount on the 2½% Subordinated Notes and is being accreted to interest expense over five years through September 1, 2008, the first date on which holders of the 2½% Subordinated Notes have the right to require the Company to repurchase the 2½% Subordinated Notes. The estimated value of the Three-Year Interest Make-Whole feature is carried in the consolidated balance sheets under “derivative liability related to convertible subordinated notes” and will be adjusted to its fair value on a quarterly basis until it expires or is paid. Quarterly adjustments to the fair value of the Three-Year Interest Make-Whole are charged to “derivative income (losses) related to convertible notes” in the consolidated statements of operations. During the quarter ended June 30, 2004, the Company recorded income of approximately $1.5 million in the consolidated statements of operations for changes in the estimated value of the feature after issuance. The recorded value of the derivative liability related to the 2½% Subordinated Notes, approximately $3.1 million at

(11)

7. DERIVATIVES (CONTINUED)

June 30, 2004, can fluctuate significantly based on fluctuations in the market value of the Company’s common stock.

Warrants — The Company recorded charges of approximately $0.3 million and gains of approximately $1.4 million in the periods ending June 30, 2004 and 2003, respectively, in “other (expense) income, net” in the consolidated statements of operations in connection with the changes in the fair value of warrants held by the Company in connection with licensing arrangements. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants. At June 30, 2004, the warrants had a fair value of approximately $2.6 million and were recorded under the caption “other assets” in the consolidated balance sheets.

8. INVESTMENT IN RELIANT PHARMACEUTICALS, INC.

In December 2001, the Company purchased approximately 63% of an offering by Reliant Pharmaceuticals, LLC (“Reliant”) of its Series C convertible, redeemable preferred units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100.0 million. Through March 31, 2004, the investment had been accounted for under the equity method of accounting because Reliant was organized as a limited liability company, which is treated in a manner similar to a partnership. At the time of the Company’s investment, Reliant had an accumulated deficit from operations and a deficit in members’ capital; as a result, under applicable accounting rules, the Company’s share of Reliant’s losses from the date of the Company’s investment was being recognized in proportion to the Company’s percentage participation in the Series C financing, and not in proportion to the Company’s percentage ownership interest in Reliant. The Company recorded its equity in the losses of Reliant three months in arrears.

Reliant is a privately held company over which the Company does not exercise control and the Company has relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to the Company to calculate the Company’s share of Reliant’s losses. The Company’s $100.0 million investment was reduced to $0 during the fiscal year ended March 31, 2003.

During the period from September 2003 through December 2003, Reliant closed on offerings of its Series D convertible, redeemable preferred units (the “Series D preferred units”) at a price of $20 per unit totaling approximately $271.4 million, including the exchange of approximately $65.9 million of existing debt. The Series D preferred units rank senior to the Series A, B and C convertible, redeemable preferred units and the common units. The Series D preferred unit holders are entitled to receive a preferred return at an annual rate of 8.5%, compounded quarterly, of the contributed capital to acquire each unit when and if declared by the Board of Directors. As a result of the Series D preferred unit offering by Reliant, Alkermes’ ownership percentage in Reliant was reduced from approximately 19% to approximately 12%.

Effective April 1, 2004, Reliant converted from a limited liability company to a corporation under Delaware state law. Because of this change from a limited liability company to a corporation, Alkermes’ investment in Reliant will henceforth be accounted for under the cost

(12)

8. INVESTMENT IN RELIANT PHARMACEUTICALS, INC. (CONTINUED)

method effective April 1, 2004. Alkermes therefore will not record any share of Reliant’s future net income or losses.

Summarized unaudited financial information of Reliant for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2004	March 31, 2003
Revenues	$55,125	$47,476
Costs and expenses	79,372	59,951
Net Loss	(24,247)	(12,475)

9. LITIGATION

     Beginning in October 2003, the Company and certain of its current and former officers and directors were named as defendants in six purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The cases were captioned: Bennett v. Alkermes, Inc., et. al., 1:03-CV-12091 (D. Mass.); Ragosta v. Alkermes, Inc., et. al., 1:03-CV-12184 (D. Mass.); Barry Family LP v. Alkermes, Inc., et. al., 1:03-CV-12243 (D. Mass.); Waltzer v. Alkermes, Inc., et. al., 1:03-CV-12277 (D. Mass.); Folkerts v. Alkermes, Inc., et. al., 1:03-CV-12386 (D. Mass.); and Slavas v. Alkermes, Inc., et. al., 1:03-CV-12471 (D. Mass.). On May 14, 2004, the six actions were consolidated into a single action captioned: In re Alkermes Securities Litigation, Civil Action No. 03-CV-12091-RCL (D. Mass.). On July 12, 2004, a single consolidated amended complaint was filed on behalf of purchasers of the Company’s common stock during the period April 22, 1999 to July 1, 2002. The consolidated amended complaint generally alleges, among other things, that, during such period, the defendants made misstatements to the investing public relating to the manufacture and FDA approval of the Company’s Risperdal Consta product. The consolidated amended complaint seeks unspecified damages. Although the Company believes these allegations are without merit and intends to vigorously defend against them, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.

(13)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we” or “our”), a Pennsylvania corporation organized in 1987, is a pharmaceutical company that develops products based on sophisticated drug delivery technologies to enhance therapeutic outcomes in major diseases. Our lead commercial product, Risperdal® Consta™ [(risperidone) long-acting injection], is the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and is marketed worldwide by Jannsen-Cilag (“Janssen”), a division of Johnson & Johnson. Our lead proprietary product candidate, Vivitrex® [(naltrexone) long-acting injection], is a once-a-month injection for the treatment of alcohol dependence. We have a pipeline of extended-release injectable and pulmonary drug products based on our proprietary technology and expertise, ProLease and Medisorb for extended-release of injectable drug products, and AIR® for inhaled drug products. Our product development strategy is twofold: we partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. Our headquarters are in Cambridge, Massachusetts, and we operate research and manufacturing facilities in Massachusetts and Ohio. Since our inception in 1987, we have devoted a significant portion of our resources to research and development programs and the purchase of property, plant and equipment. At June 30, 2004, we had an accumulated deficit of $589.3 million. We expect to incur substantial additional operating losses over the next few years.

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

Forward-Looking Statements

     Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning future operating results, the achievement of certain business and operating goals, manufacturing revenues, research and development spending, plans for clinical trials and regulatory approvals, financial goals and projections of capital expenditures, recognition of revenues, restructuring charges in connection with the discontinuation of Nutropin Depot and future financings. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions.

     Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements

(14)

are neither promises or guarantees and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) Risperdal Consta and our product candidates (including our proprietary product candidate, Vivitrex), if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved, and, if launched, may not produce significant revenues; (ii) we rely on our partners to determine the regulatory and marketing strategies for Risperdal Consta and our other partnered programs; (iii) after the completion of clinical trials for our product candidates (including our proprietary product candidate, Vivitrex) and the submission for marketing approval, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays, or such authorities could refuse to approve the product at all; (iv) we may be unable to manufacture Risperdal Consta or to manufacture or scale-up our future products, including our proprietary product candidate, Vivitrex, on a commercial scale or economically and in addition, unexpected events could interrupt manufacturing operations at our Risperdal Consta facility, which is the sole source of supply for that product; (v) whether additional regulatory approvals will be received or whether commercial launches of Risperdal Consta in countries where it has been or may be approved occur in a timely or successful manner; (vi) Risperdal Consta and our product candidates (including our proprietary product candidate, Vivitrex), in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (vii) we may enter into a collaboration with a third party to market or fund a proprietary product candidate, including our proprietary product candidate, Vivitrex, and the terms of such a collaboration may not meet our expectations; (viii) our delivery technologies or product development efforts may not produce safe, efficacious or commercially viable products; (ix) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (x) clinical trials may take more time or consume more resources than initially envisioned; (xi) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (xii) the time and expense required to discontinue commercialization of Nutropin Depot may be greater than we anticipate; (xiii) we may not recoup any of our $100 million investment in Reliant Pharmaceuticals, LLC (“Reliant”); (xiv) the securities litigation brought against us may result in financial losses or require the dedication of significant management resources; (xv) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xvi) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xvii) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xviii) we may not become profitable and could continue to incur losses for the foreseeable future; and (xix) we may need to raise substantial additional funding to continue research and development programs and clinical trials and could incur difficulties or setbacks in raising such funds.

(15)

Critical Accounting Policies

As fully described in the “Management Discussion and Analysis” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, we consider our critical accounting policies to be:

•	Revenue recognition;

•	Equity method investment in Reliant Pharmaceuticals, Inc.;

•	Derivatives embedded in certain debt securities;

•	Warrant valuations;

•	Cost of goods manufactured and

•	Research and development expenses.

We recorded restructuring charges in the consolidated statements of operations the quarter ended June 30, 2004. As discussed below, we now consider our accounting policy on restructuring to be a critical accounting policy.

Restructuring — We recorded restructuring charges in our consolidated statements of operations in August 2002 connection with a restructuring program to reduce our cost structure as a result of the financial impact of a delay in the U.S. launch of Risperdal Consta by our collaborative partner, Jannsen (the “2002 Restructuring”). We also recorded restructuring charges in June 2004 in connection with the decision by Alkermes and Genentech to stop commercialization of Nutropin Depot (the “2004 Restructuring”).

The employee separation costs and the facility consolidation and closure costs recorded in the 2002 Restructuring were accrued under Emerging Issues Task Force (“EITF”) No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit of Disposal Activities”, (“SFAS No. 146”), which was effective for exit or disposal activities initiated after December 31, 2002. The employee separation costs and the facility closure costs related to the 2004 Restructuring were accrued under SFAS No. 146.

Charges recorded in the consolidated statements of operations in connection with the 2002 Restructuring and the 2004 Restructuring required that management make estimates related our ability to sublease exited facilities, the rates at which we may be able to sublease exited facilities and the net realizable value of certain fixed assets. The estimates included in the 2002 Restructuring and the 2004 Restructuring are subject to adjustment as facility subleases and sales or leasing of fixed assets are negotiated. See “Results of Operations” below for additional information related to the 2002 Restructuring and the 2004 Restructuring.

(16)

Results of Operations

     The net loss in accordance with accounting principles generally accepted in the United States of America (known as “GAAP”) for the three months ended June 30, 2004 was $36.1 million or $0.40 per share as compared to a net loss of $30.6 million or $0.47 per share for the three months ended June 30, 2003.

     Total revenues were $11.5 million for the three months ended June 30, 2004 compared to $4.3 million for the three months ended June 30, 2003.

     Total manufacturing and royalty revenues were $8.0 million and $1.5 million for the three months ended June 30, 2004 and 2003, respectively.

     Total manufacturing revenues were $6.2 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively, including $6.2 million and $0.7 million, respectively, of manufacturing revenues for Risperdal Consta. The increase in manufacturing revenues for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was due to increased shipments of Risperdal Consta to Janssen following launch of the product in the U.S. in December 2003 as well as to supply product to additional countries around the world. Risperdal Consta is marketed in more than 35 countries. Under our manufacturing and supply agreement with Janssen, we earn manufacturing revenues upon shipment of product by Alkermes to Janssen based on a percentage of Janssen’s net selling price. These percentages are based on the volume of units shipped to Janssen in any given calendar year, with a minimum manufacturing fee of 7.5%. We anticipate that we will earn manufacturing revenues at an average of 8.2% of Janssen’s net sales price for Risperdal Consta in the fiscal year ending March 31, 2005 as compared to 9.8% in the fiscal year ended March 31, 2004. As discussed below, in the quarter ended June 30, 2004, we ceased commercial production of Nutropin Depot and there were therefore no manufacturing revenues earned during the three months ended June 30, 2004 related to Nutropin Depot.

     Total royalty revenues were $1.8 million and $0.6 million for the three months ended June 30, 2004 and 2003, respectively, including $1.7 million and $0.4 million, respectively, of royalty revenues for Risperdal Consta. The increase in royalty revenues for the three months ended June 30, 2004 as compared to the same period in 2003 was due to an increase in global sales of Risperdal Consta by Janssen. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of Risperdal Consta in the quarter when the product is sold by Janssen.

     Research and development revenue under collaborative arrangements was $3.5 million and $2.8 million for the three months ended June 30, 2004 and 2003, respectively. The increase in research and development revenue for the three months ended June 30, 2004 as compared to the same period in 2003 was primarily due to an increase in revenues earned related to work performed on the Eli Lilly and Company (“Lilly”) AIR human growth hormone (“hGH”) program and to the work performed on several other collaborative programs. See discussion of the funding of our Lilly development programs in “Liquidity and Capital Resources” below.

     Cost of goods manufactured was $5.2 million for the three months ended June 30, 2004, consisting of approximately $2.9 million for Risperdal Consta and $2.3 million for Nutropin Depot. Cost of goods manufactured was $2.6 million in the three months ended June 30, 2003, consisting of approximately $1.4 million for Risperdal Consta and $1.2 million for Nutropin

(17)

Depot. The increase in cost of goods manufactured in the three months ended June 30, 2004 as compared to the same period in 2003 was primarily the result of an increase in the production of Risperdal Consta for shipment to our partner, Janssen. In addition, on June 1, 2004, Alkermes and Genentech announced the decision to discontinue commercialization of Nutropin Depot. In connection with this decision, we ceased commercial manufacturing of Nutropin Depot and recorded a one time write-off of Nutropin Depot inventory of $1.3 million under the caption “cost of goods manufactured” in our statement of operations in the quarter ended June 30, 2004. We also recorded restructuring charges of $11.9 million in the quarter ended June 30, 2004 in connection with the decision to discontinue commercialization of Nutropin Depot. See discussion of restructuring charges below.

     Research and development expenses were $24.1 million for the three months ended June 30, 2004 as compared to $21.7 million for the three months ended June 30, 2003. Research and development expenses were higher in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 primarily because of an increase in personnel costs related to our proprietary and collaborator product candidates, as well as an increase in occupancy costs and depreciation expense related to the expansion of our facilities in both Massachusetts and Ohio.

     A significant portion of our research and development expenses (including laboratory supplies, travel, dues and subscriptions, recruiting costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or our drug delivery technologies in general. Expenses incurred to purchase specific services from third parties to support our collaborative research and development activities are tracked by project and are reimbursed to us by our partners. We generally bill our partners under collaborative arrangements using a single full-time equivalent or hourly rate. This rate has been established by us based on our annual budget of salaries, employee benefits and the billable non-project-specific costs mentioned above and is generally increased annually based on increases in the consumer price index. Each collaborative partner is billed using a full-time equivalent or hourly rate for the hours worked by our employees on a particular project, plus any direct external research costs. We account for our research and development expenses on a departmental and functional basis in accordance with our budget and management practices.

(18)

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

     General and administrative expenses were $7.0 million and $5.8 million for the three months ended June 30, 2004 and 2003 respectively. General and administrative expenses for the three months ended June 30, 2004 were higher than in the three months ended June 30, 2003 primarily as a result of an increase in personnel-related costs, notably within sales and marketing as we prepare for commercialization of Vivitrex, as well as legal costs associated with the pending litigation described in Note 9 to consolidated financial statements on Form 10-Q for the three months ended June 30, 2004.

     In August 2002, we announced a restructuring program to reduce our cost structure as a result of the financial impact of a delay in the U.S. launch of Risperdal Consta by our collaborative partner, Janssen (the “2002 Restructuring”). The restructuring program reduced our workforce by 122 employees, representing 23% of our total workforce at that time, and included consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of our medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and reductions of other expenses.

     In June 2004, we announced a restructuring program in connection with the decision by Alkermes and Genentech to stop commercialization of Nutropin Depot (the “2004 Restructuring”). The decision was based on the significant resources required by both companies to continue manufacturing and commercializing the product. In connection with this decision, we ceased commercial manufacturing of Nutropin Depot in June 2004, reduced our workforce by 17 employees, representing approximately 3% of the Company’s total workforce, and recorded restructuring charges in the quarter ended June 30, 2004 of approximately $11.9 million under the caption “restructuring” in the consolidated statements of operations. The restructuring

(19)

charges consisted of approximately $0.2 million in employee separation costs, including severance and related benefits, and approximately $11.7 million in facility closure costs, including fixed asset write-offs and estimates of future lease costs relating to our ability to sublease the exited facility through the end of its lease term, August 2008. In addition to the restructuring charges recorded in the quarter ended June 30, 2004, we also recorded a one-time write-off of Nutropin Depot inventory of approximately $1.3 million, which was recorded under the caption “cost of goods manufactured” in the consolidated statements of operations.

     As of June 30, 2004, we had paid in cash or written off an aggregate of approximately $1.5 million in employee separation costs and approximately $4.1 million in facility closure costs in connection with the 2002 Restructuring and approximately $8.2 million in facility closure costs in connection with the 2004 Restructuring. The amounts remaining in the 2002 Restructuring accrual at June 30, 2004 relate to facility lease costs and are expected to be paid through fiscal 2006. The amounts remaining in the 2004 Restructuring accrual at June 30, 2004 are expected to be paid out through fiscal 2009 and relate primarily to estimates of lease costs associated with the exited facility.

     Pursuant to the 2002 Restructuring and the 2004 Restructuring, the following charges, payments and write-offs have been recorded during the three months ended June, 2004:

	Balance,			Balance,
	March 31,		Payments/	June 30,
Type of Liability	2004	Charges	Write-offs	2004
2002 Restructuring
Employee separation costs	$—	$—	$—	$—
Facility closure costs	1,137,741	—	(400,129)	737,612

	$1,137,741	$—	$(400,129)	$737,612

2004 Restructuring
Employee separation costs	$—	$146,112	$(25,393)	$120,719
Facility closure costs	—	11,750,229	(8,171,054)	3,579,175

	—	11,896,341	(8,196,447)	3,699,894

Total	$1,137,741	$11,896,341	$(8,596,576)	$4,437,506

     Interest income was $0.6 million and $1.0 million for the three months ended June 30, 2004 and 2003 respectively. The decrease was primarily the result of lower average cash and investment balances held during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

     Other (expense) income, net was an expense of $0.3 million in the three months ended June 30, 2004 as compared to income of $1.4 million for the three months ended June 30, 2003. Other (expense) income, net represents expense or income recognized on the net changes in the fair value of warrants of public companies held by us in connection with collaboration and licensing arrangements, which are recorded as derivatives under the caption “other assets” in the consolidated balance sheets. The recorded value of such warrants can fluctuate significantly

(20)

based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

     Derivative income (losses) related to convertible notes was income of $1.5 million and a loss of $3.8 million for the three months ended June 30, 2004 and 2003, respectively.

     During the three months ended June 30, 2004 and June 30 2003, we recorded charges of $0 and $3.8 million, respectively, in the consolidated statements of operations for changes in the estimated value of the Two-Year Interest Make-Whole provision of our 6.52% Senior Notes. These charges were recorded in connection with a derivative liability related to the 6.52% Senior Notes. The Two-Year Interest Make-Whole provision, included in the note indenture and described in Note 6 to our consolidated financials statements included on Form 10-K for the year ended March 31, 2004, represented an embedded derivative which was required to be accounted for apart from the underlying 6.52% Senior Notes. At issuance of the 6.52% Senior Notes, the Two-Year Interest Make-Whole feature was estimated to have a fair value of $9.0 million and the initial recorded value of the 6.52% Senior Notes was reduced by this allocation. The estimated value of the Two-Year Interest Make-Whole feature was carried in the consolidated balance sheets under the caption “derivative liability related to convertible notes” and was adjusted quarterly through “derivative losses related to convertible notes” in the consolidated statements of operations and comprehensive losses for changes in the estimated market value of the feature. In June 2003, we announced that we had exercised our automatic conversion right for the 6.52% Senior Notes. The embedded derivative was adjusted to the value of the remaining balance of the Two-Year Interest Make-Whole payment, or approximately $17.1 million, at June 30, 2003 and was accounted for as a liability on the consolidated balance sheets. In July 2003, upon conversion of the then outstanding 6.52% Senior Notes and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and the balance was reduced to zero.

     We also recorded a derivative liability related to the 2½% Convertible Subordinated Notes due 2023 (the “2½% Subordinated Notes”). The Three-Year Interest Make-Whole, included in the note indenture and described in Note 6 to our consolidated financial statements on Form 10-K for the year ended March 31, 2004, represented an embedded derivative which was required to be accounted for apart from the underlying 2½% Subordinated Notes. At issuance of the 2½% Subordinated Notes, the Three-Year Interest Make-Whole had an estimated initial aggregate fair value of $3.9 million, which reduced the amount of the outstanding debt and has been recorded as a derivative liability in the consolidated balance sheets. The $3.9 million initially allocated to the Three-Year Interest Make-Whole feature has been treated as a discount on the 2½% Subordinated Notes and is being accreted to interest expense over five years through September 1, 2008, the first date on which holders of the 2½% Subordinated Notes have the right to require us to repurchase the 2½% Subordinated Notes. The estimated value of the Three-Year Interest Make-Whole feature is carried in the consolidated balance sheets under the caption “derivative liability related to convertible notes” and will be adjusted to its fair value on a quarterly basis until it expires or is paid. Quarterly adjustments to the fair value of the Three-Year Interest Make-Whole will be charged to “derivative income (losses) related to convertible notes” in the consolidated statements of operations until it is paid out or expires. During the three months ended June 30, 2004, we recorded net income of $1.5 million in the consolidated statements of operations and comprehensive loss for changes in the estimated value of the feature after issuance. The recorded value of the derivative liability related to the 2½% Subordinated Notes, approximately $3.1 million June 30, 2004, can fluctuate significantly based on fluctuations in the market value of our common stock.

(21)

     Interest expense was $1.2 million for the three months ended June 30, 2004 as compared to $3.5 million for the three months ended June 30, 2003. The decrease was primarily the result of a decrease in the average outstanding debt balance and a lower interest rate payable on the convertible debt outstanding during the respective periods.

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

Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments were approximately $121.9 million at June 30, 2004 as compared to $143.9 million at March 31, 2004. The decrease in cash and cash equivalents and short-term investments during the three months ended June 30, 2004 was primarily a result of cash outflows to fund our operations and to acquire fixed assets.

     We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper, with the exception of our $100 million investment in Reliant. Our investment objectives for our investments, other than our investment in Reliant, are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. Investments classified as long-term at June 30, 2004 consist of U.S. Government obligations held as collateral under certain letters of credit and lease agreements.

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

(22)

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

     In December 2002, we and Lilly expanded the collaboration for the development of inhaled formulations of insulin and hGH based on our AIR pulmonary drug delivery technology. At that time, Lilly purchased $30.0 million of our Convertible Preferred Stock, the proceeds from which represented $25.0 million and $5.0 million in funding for the Lilly insulin and Lilly hGH development programs, respectively, for the period starting January 1, 2003 and into calendar 2004. As a result of this transaction, we did not recognized research and development revenue related to work performed on the Lilly development programs while the proceeds from the sale of the Convertible Preferred Stock were being spent. In addition, the royalty rate payable to us based on revenues of potential inhaled insulin products was increased. Lilly has the right to return the Convertible Preferred Stock to us in exchange for a reduction in this royalty rate. The Convertible Preferred Stock is convertible into our common stock at the market price at the time of conversion at our option or automatically upon the filing of a new drug application with the FDA for a pulmonary insulin product. The collaboration cannot terminate without cause until January 2005. We will register for resale all of our shares of common stock issued upon conversion of the Convertible Preferred Stock.

     In December 2003, Lilly made additional payments to us totaling approximately $7.0 million in order to fund an increase in the scope of our joint development programs, $3.0 million of which represented funding for the Lilly insulin development program and the remaining $4.0 million represented funding for the Lilly hGH development program. The $7.0 million payment was recorded as deferred revenue in the consolidated balance sheets in the quarter ended December 31, 2003. When the funding for a program provided for by the proceeds from the sale of Convertible Preferred Stock has been spent, we will begin to recognize revenue on that program as work is performed. As of June 30, 2004, approximately $24.9 million of the $25.0 million of funding from the Convertible Preferred Stock related to the Lilly insulin program had been spent and the entire $5.0 million of funding from the Convertible Preferred Stock related to the Lilly hGH program had been spent. Thus, in the quarter ended June 30, 2004, we recognized revenue of approximately $0.9 million related to work performed on the hGH development program.

     In August 2002, we announced the regulatory approval and expected commercial launch of Risperdal Consta in Germany and the United Kingdom. Under a manufacture and supply agreement with Janssen and based on the foregoing, Janssen is required to pay us certain minimum amounts of manufacturing revenues relating to our sales of Risperdal Consta to Janssen. The actual amount of such minimum manufacturing revenues will be determined by a formula and is currently estimated to aggregate approximately $150.0 million. As of June 30, 2004, we had recognized approximately $44.2 million of cumulative manufacturing revenues against the estimated $150.0 million minimum. Janssen’s minimum revenue obligation will be satisfied when Alkermes reaches approximately $150.0 million in cumulative manufacturing revenues earned from sales of Risperdal Consta to Janssen. While the manufacture and supply agreement with Janssen specifies annual minimum revenues expected to be paid to Alkermes

(23)

over a ten year period beginning in calendar 2003, we expect our annual manufacturing revenues to exceed those annual minimums. In December 2002, Janssen prepaid the first two years of minimum manufacturing revenues to us, totaling $23.9 million and these amounts were recorded as deferred revenue in our consolidated balance sheets. As of June 30, 2004, approximately $6.7 million of this prepayment was unearned and was recorded as a current liability under the caption “deferred revenue” in the consolidated balance sheets.

     Capital expenditures were approximately $4.1 million for the three months ended June 30, 2004, principally reflecting equipment purchases and building expansion and improvements. We expect our capital expenditures to total approximately $25.0 million during fiscal year 2005, primarily to expand our manufacturing infrastructure for Risperdal Consta, exenatide LAR and Vivitrex in addition to continued improvements to our manufacturing and development facilities in Massachusetts and Ohio. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing loans, General Electric Capital Corporation (“GECC”) and Johnson & Johnson Finance Corporation have security interests in certain of our assets.

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

(24)

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

     A 10% increase or decrease in market interest rates on our 2 1/2% Subordinated Notes and our 3.75% Subordinated Notes would result in no material impact on our notes.

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

(25)

Item 4.	Controls and Procedures

As of June 30, 2004, Alkermes’ management, with the participation of Alkermes’ Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Alkermes’ disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Alkermes’ Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, Alkermes’ disclosure controls and procedures were effective in ensuring that material information required to be disclosed by Alkermes in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Alkermes’ management, including Alkermes’ Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in Alkermes’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Alkermes’ internal control over financial reporting.

(26)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Beginning in October 2003, the Company and certain of its current and former officers and directors were named as defendants in six purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The cases were captioned: Bennett v. Alkermes, Inc., et. al., 1:03-CV-12091 (D. Mass.); Ragosta v. Alkermes, Inc., et. al., 1:03-CV-12184 (D. Mass.); Barry Family LP v. Alkermes, Inc., et. al., 1:03-CV-12243 (D. Mass.); Waltzer v. Alkermes, Inc., et. al., 1:03-CV-12277 (D. Mass.); Folkerts v. Alkermes, Inc., et. al., 1:03-CV-12386 (D. Mass.); and Slavas v. Alkermes, Inc., et. al., 1:03-CV-12471 (D. Mass.). On May 14, 2004, the six actions were consolidated into a single action captioned: In re Alkermes Securities Litigation, Civil Action No. 03-CV-12091-RCL (D. Mass.). On July 12, 2004, a single consolidated amended complaint was filed on behalf of purchasers of the Company’s common stock during the period April 22, 1999 to July 1, 2002. The consolidated amended complaint generally alleges, among other things, that, during such period, the defendants made misstatements to the investing public relating to the manufacture and FDA approval of the Company’s Risperdal Consta product. The consolidated amended complaint seeks unspecified damages. Although the Company believes these allegations are without merit and intends to vigorously defend against them, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.

     From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits:

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the quarter ended June 30, 2004, the Registrant filed or furnished Current Reports on Form 8-K as follows:

Date of 8-K Current
Report	Description	Filed or Furnished
May 13, 2004	Results of Operations and Financial Condition pursuant to Item 12	Furnished

June 1, 2004	Other Events and Regulation FD Disclosure and Financial Statements pursuant to Items 5, 7 and 9	Item 5 Filed and Item 9 Furnished

(27)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES, INC. (Registrant)
Date: August 6, 2004	By:	/s/ Richard F. Pops
Richard F. Pops
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2004	By:	/s/ James M. Frates
James M. Frates
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

(28)

Exhibit Index

Exhibit No.
31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(29)