Form 10-Q
period 2004-09-30
ALKERMES INC
filed 2004-11-05
CIK 874663

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     The number of shares outstanding of each of the issuer’s classes of common stock was:

Class	As of October 29, 2004
Common Stock, $.01 par value	89,734,798
Non-Voting Common Stock, $.01 par value	382,632

ALKERMES, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2004	2004
A S S E T S
Current Assets:
Cash and cash equivalents	$19,633,686	$9,898,648
Investments — short term	78,201,902	134,037,415
Receivables	9,258,019	11,526,280
Prepaid expenses and other current assets	1,982,713	2,155,941
Inventory	2,919,271	2,604,851

Total current assets	111,995,591	160,223,135

Property, Plant and Equipment:
Land	235,000	235,000
Building	16,184,609	15,718,268
Furniture, fixtures and equipment	63,717,497	69,016,366
Equipment under capital lease	463,610	463,610
Leasehold improvements	45,957,203	56,808,710
Construction in progress	7,789,347	3,489,296

	134,347,266	145,731,250
Less accumulated depreciation and amortization	(44,046,974)	(49,988,460)

	90,300,292	95,742,790

Restricted Investments — Long Term	4,920,558	5,011,630

Other Assets	7,055,631	9,051,949

Total Assets	$214,272,072	$270,029,504

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current Liabilities:
Accounts payable and accrued expenses	$24,605,635	$18,209,061
Accrued interest	264,370	264,370
Accrued restructuring costs	1,502,727	1,137,741
Deferred revenue	3,777,593	17,173,618
Derivative liability related to convertible subordinated notes	1,960,000	4,650,000
Obligation under capital lease	85,143	81,596

Total current liabilities	32,195,468	41,516,386

Accrued Restructuring Costs	2,443,639	—

Obligation Under Capital Lease	294,051	337,528

2½% Convertible Subordinated Notes	121,957,983	121,569,641

3¾% Convertible Subordinated Notes	676,000	676,000

Convertible Preferred Stock, par value $.01 per share: authorized and issued, 3,000 shares at September 30, 2004 and March 31, 2004 (at liquidation preference)	30,000,000	30,000,000

Shareholders’ Equity:
Capital stock, par value, $.01 per share; authorized, 4,550,000 shares; issued, none; (includes 2,997,000 shares of preferred stock)	—	—
Common stock, par value $.01 per share; authorized, 160,000,000 shares; issued and outstanding, 89,724,502 and 89,305,261 shares at September 30, 2004 and March 31, 2004, respectively	897,246	893,053
Non-voting common stock, par value $.01 per share; authorized, 450,000 shares; issued and outstanding, 382,632 shares at September 30, 2004 and March 31, 2004	3,826	3,826
Additional paid-in capital	628,998,738	627,445,609
Deferred compensation	(62,899)	(275,802)
Accumulated other comprehensive income	427,841	1,010,621
Accumulated deficit	(603,559,821)	(553,147,358)

Total Shareholders’ Equity	26,704,931	75,929,949

Total Liabilities and Shareholders’ Equity	$214,272,072	$270,029,504

See Notes to Condensed Consolidated Financial Statements.

(3)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenues:
Manufacturing and royalty revenues	$9,937,799	$5,309,654	$17,902,705	$6,854,408
Research and development revenue under collaborative arrangements	8,096,553	2,140,374	11,606,083	4,897,080

Total revenues	18,034,352	7,450,028	29,508,788	11,751,488

Expenses:
Cost of goods manufactured	2,389,834	4,566,686	7,631,090	7,127,356
Research and development	22,589,911	23,404,563	46,721,939	45,077,527
Sales, general and administrative	7,379,194	5,918,053	14,418,105	11,698,651
Restructuring	—	—	11,896,341	—

Total expenses	32,358,939	33,889,302	80,667,475	63,903,534

Net operating loss	(14,324,587)	(26,439,274)	(51,158,687)	(52,152,046)

Other income (expense):
Interest income	659,972	668,248	1,290,485	1,643,409
Other (expense) income, net	(585,257)	1,097,933	(859,630)	2,507,411
Derivative income (losses) related to convertible notes	1,172,000	(900,000)	2,690,000	(4,664,437)
Interest expense	(1,186,582)	(646,703)	(2,374,631)	(4,126,504)

Total other income (expense)	60,133	219,478	746,224	(4,640,121)

Net loss	($14,264,454)	($26,219,796)	($50,412,463)	($56,792,167)

Net loss per common share, basic and diluted	($0.16)	($0.31)	($0.56)	($0.76)

Weighted average number of common shares outstanding, basic and diluted	90,066,806	84,984,004	89,930,029	74,915,372

See Notes to Condensed Consolidated Financial Statements.

(4)

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	($50,412,463)	($56,792,167)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,440,647	5,286,290
Restructuring charges	11,896,341	—
Other noncash charges	1,200,698	2,240,859
Losses (gains) on warrants held	859,630	(2,507,411)
Derivative (gains) losses related to convertible notes	(2,690,000)	4,664,437
Changes in assets and liabilities:
Receivables	2,268,261	3,413,077
Prepaid expenses and other current assets	(141,207)	(1,635,751)
Accounts payable, accrued expenses and accrued interest	6,396,574	(1,225,549)
Accrued restructuring costs	(937,710)	(919,783)
Deferred revenue	(13,396,025)	(5,737,769)

Net cash used by operating activities	(39,515,254)	(53,213,767)

Cash flows from investing activities:
Additions to property, plant and equipment	(8,076,299)	(9,755,515)
Proceeds from sale of fixed assets	13,900	—
Proceeds from equipment sale-leaseback	—	463,611
Purchases of available-for-sale investments	(12,909,948)	(157,419,972)
Sales of available-for-sale investments	68,712,383	57,331,448
Increase in other assets	(27,039)	(248,491)

Net cash provided by (used by) investing activities	47,712,997	(109,628,919)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,577,225	1,199,421
Proceeds from issuance of 2½% Convertible Subordinated Notes	—	125,000,000
Payment of long-term obligations	(39,930)	(7,806,221)
Payment of financing costs in connection with the 2½% Subordinated Notes	—	(3,861,863)

Net cash provided by financing activities	1,537,295	114,531,337

Effect of exchange rate changes on cash	—	(31,626)

Net increase (decrease) in cash and cash equivalents	9,735,038	(48,342,975)
Cash and cash equivalents, beginning of period	9,898,648	72,478,675

Cash and cash equivalents, end of period	$19,633,686	$24,135,700

Supplementary information:
Cash paid for interest	$1,575,175	$5,568,783

Conversion of 6.52% Convertible Senior Subordinated Notes and interest into common stock	$—	$177,264,308

See Notes to Condensed Consolidated Financial Statements.

(5)

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Alkermes, Inc. (the “Company”) are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. The condensed consolidated financial statements, in the opinion of management, include all adjustments which are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of Securities and Exchange Commission (“SEC”) for interim reporting.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the years ended March 31, 2004, 2003 and 2002, which are contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed with the SEC.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II, Advanced Inhalation Research, Inc. (“AIR®”), Alkermes Investments, Inc., Alkermes Europe, Ltd and Alkermes Development Corporation II (“ADCII”), wholly owned subsidiaries of the Company. Material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the following: (1) reported amounts of assets and liabilities; (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

(6)

2. COMPREHENSIVE LOSS

Comprehensive loss for the three and six months ended September 30, 2004 and 2003 is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net loss	($14,264,454)	($26,219,796)	($50,412,463)	($56,792,167)
Foreign currency translation adjustments	—	(13,341)	—	(21,318)
Unrealized (loss) gain on marketable securities	(130,205)	696,415	(582,780)	1,457,788

Comprehensive loss	($14,394,659)	($25,536,722)	($50,995,243)	($55,355,697)

3. NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing the weighted-average number of common shares outstanding for the period into net loss. For the three and six months ended September 30, 2004 and 2003, the Company was in a net loss position and, therefore, common equivalent shares are not included in the per share calculation because their effect would be anti-dilutive. As such, diluted net loss per common share is the same amount as basic net loss per common share. Common stock equivalents result from the assumed exercise of stock options and awards, and the assumed conversion of convertible preferred stock, convertible senior subordinated notes and convertible subordinated notes.

The following table sets forth common stock equivalents which were excluded from the computation of diluted net loss per common share for the three and six months ended September 30, 2004 and 2003 as they would have had an anti-dilutive effect due to net losses for such periods:

	2004	2003
Stock options and awards (exercise prices ranging from $0.30 to $96.88, with a weighted average exercise price of $15.56 and $15.90 for 2004 and 2003, respectively)	15,894,464	14,248,312
Shares issuable on conversion of 3¾% Convertible Subordinated Notes	9,978	9,978
Shares issuable on conversion of 2½% Convertible Subordinated Notes	9,025,275	9,025,275
Shares issuable on conversion of Convertible Preferred Stock	2,547,879	2,186,589

	27,477,596	25,470,154

4. STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option and award grants to employees using the intrinsic value method. The Company accounts for stock options and awards to non-employees using the fair-value method.

(7)

Under the intrinsic value method, compensation associated with stock options and awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the grant date.

Under the fair-value method, compensation associated with stock awards to non-employees is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model. The measurement date for non-employee awards is generally the date performance of certain services is complete.

The following table illustrates the effect on net loss and net loss per common share, basic and diluted, as if the fair-value based method had been applied to all outstanding and stock options and awards in each period. Pro forma information for the three and six months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss—as reported	($14,264,454)	($26,219,796)	($50,412,463)	($56,792,167)
Add: Stock-based employee compensation expense as reported in the condensed consolidated statements of operations	83,500	571,526	161,003	1,135,398
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all stock options and awards	(4,735,117)	(5,326,649)	(9,202,653)	(10,910,320)

Pro forma net loss	($18,916,071)	($30,974,919)	($59,454,113)	($66,567,089)

Net loss per common share:
Basic and diluted net loss per common share—as reported	($0.16)	($0.31)	($0.56)	($0.76)

Basic and diluted net loss per common share—pro forma	($0.21)	($0.36)	($0.66)	($0.89)

The fair value of stock options was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends, and with the following weighted average assumptions and the resulting weighted average fair value per share of option granted during the period:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Expected life (years)	4	4	4	4
Risk-free interest rate	3.33%	3.11%	3.59%	2.79%
Expected stock price volatility	71%	73%	71%	73%

Weighted average fair value per share of options granted during the period	$6.41	$1.15	$6.96	$4.91

(8)

5. RESTRUCTURINGS

In August 2002, the Company announced a restructuring program to reduce the Company’s cost structure as a result of the financial impact of a delay in the U.S. launch of Risperdal Consta by the Company’s collaborative partner, Janssen (the “2002 Restructuring”). The restructuring program reduced our workforce by 122 employees, representing 23% of the Company’s total workforce at that time, and included consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of the Company’s medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and reductions of other expenses. As of September 30, 2004, the Company had paid in cash or written off an aggregate of approximately $1.5 million in employee separation costs and approximately $4.2 million in facility closure costs in connection with the 2002 Restructuring. The amounts remaining in the 2002 Restructuring accrual at September 30, 2004 related to facility lease costs and are expected to be paid through fiscal 2006.

In June 2004, the Company announced a restructuring program in connection with the decision by Alkermes and Genentech to discontinue commercialization of Nutropin Depot (the “2004 Restructuring”). The decision was based on the significant resources required by both companies to continue manufacturing and commercializing the product. In connection with this decision, the Company ceased commercial manufacturing of Nutropin Depot in June 2004, reduced the Company’s workforce by 17 employees, representing approximately 3% of the Company’s total workforce, and recorded restructuring charges in the quarter ended June 30, 2004 of approximately $11.9 million under the caption “Restructuring” in the consolidated statements of operations. The restructuring charges consisted of approximately $0.2 million in employee separation costs, including severance and related benefits, and approximately $11.7 million in facility closure costs, including fixed asset write-offs and estimates of future lease costs relating to the Company’s ability to sublease the exited facility through the end of its lease term, August 2008. In addition to the restructuring charges recorded in the quarter ended June 30, 2004, the Company also recorded a one-time write-off of Nutropin Depot inventory of approximately $1.3 million, which was recorded under the caption “Cost of goods manufactured” in the consolidated statements of operations.

As of September 30, 2004, the Company had paid in cash or written off an aggregate of approximately $8.5 million in facility closure costs and $0.2 million in employee separation costs in connection with the 2004 Restructuring. The amounts remaining in the 2004 Restructuring accrual at September 30, 2004 are expected to be paid out through fiscal 2009 and relate primarily to estimates of lease costs associated with the exited facility.

The following table displays the restructuring activities and liability balances included in accrued restructuring costs:

	Balance				Balance
	March 31,			Non-cash	September 30,
Type of Liability	2004	Charges	Payments	Write-downs	2004
2002 Restructuring
Employee separation costs	$—	$—	$—	$—	$—
Facility closure costs	1,137,741	—	(552,216)	—	585,525

	$1,137,741	$—	$(552,216)	$—	$585,525

2004 Restructuring
Employee separation costs	$—	$146,112	$(136,448)	$—	$9,664
Facility closure costs	—	11,750,229	(249,046)	(8,150,006)	3,351,177

	$—	$11,896,341	$(385,494)	$(8,150,006)	$3,360,841

Total	$1,137,741	$11,896,341	$(937,710)	$(8,150,006)	$3,946,366

(9)

6. INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined in a manner that approximates the first-in, first-out method. The components of inventory consist of the following:

	September 30,	March 31,
	2004	2004
Raw materials	$1,090,044	$1,146,854
Work-in-process	256,847	1,037,045
Finished goods	1,572,380	420,952

	$2,919,271	$2,604,851

In connection with the 2004 Restructuring, the Company recorded a one-time write-off of Nutropin Depot inventory of approximately $1.3 million in the quarter ended June 30, 2004, which was recorded under the caption “Cost of goods manufactured” in the condensed consolidated statements of operations. See Note 5 for discussion on restructuring charges.

7. DERIVATIVES

2½% Subordinated Notes - In the event that an automatic conversion of the 2½% Subordinated Notes due 2023 (the “2½% Subordinated Notes”) occurs on or prior to September 1, 2006, the Company would be required to pay additional interest in cash or, at the Company’s option in common stock, equal to three full years of interest on the converted notes (the “Three Year Interest Make-Whole”), less any interest actually paid or provided for on the notes prior to automatic conversion. This Three-Year Interest Make-Whole provision represents an embedded derivative that is required to be accounted for apart from the underlying 2½% Subordinated Notes. When the 2½% Subordinated Notes were issued, the Three-Year Interest Make-Whole had an estimated initial aggregate fair value of $3.9 million, which reduced the amount of the outstanding debt and was recorded as a derivative liability in the condensed consolidated balance sheets. The $3.9 million initially allocated to the Three-Year Interest Make-Whole feature has been treated as a discount on the 2½% Subordinated Notes and is being accreted to interest expense over five years through September 1, 2008, the first date on which holders of the 2½% Subordinated Notes have the right to require the Company to repurchase the 2½% Subordinated Notes. The estimated fair value of the Three-Year Interest Make-Whole feature is carried in the condensed consolidated balance sheets under “Derivative liability related to convertible subordinated notes” and will be adjusted to its fair value on a quarterly basis until it expires or is paid. Quarterly adjustments to the fair value of the Three-Year Interest Make-Whole are charged to “Derivative income (losses) related to convertible notes” in the condensed consolidated statements of operations.

During the three and six months ended September 30, 2004, the Company recorded income of approximately $1.2 million and $2.7 million, respectively, in the condensed consolidated statements of operations for changes in the estimated value of the feature after issuance. The recorded value of the derivative liability related to the 2½% Subordinated Notes, approximately $2.0 million at September 30, 2004, can fluctuate significantly based on fluctuations in the market value of the Company’s common stock.

Warrants — The Company recorded charges of approximately $0.6 million and $0.9 million in the three and six months ended September 30, 2004, respectively, and gains of $1.1 million and $2.5 million in the three and six months ended September 30, 2003, respectively, in “other (expense) income, net” in the condensed consolidated statements of operations in connection with the changes in the fair value of warrants held by the Company which were granted in connection with licensing arrangements. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants. At September 30, 2004, the warrants had a fair value of approximately $2.1 million and were recorded under the caption “Other assets” in the condensed consolidated balance sheets.

(10)

8. LITIGATION

Beginning in October 2003, the Company and certain of its current and former officers and directors were named as defendants in six purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The cases were captioned: Bennett v. Alkermes, Inc., et. al., 1:03-CV-12091 (D. Mass.); Ragosta v. Alkermes, Inc., et. al., 1:03-CV-12184 (D. Mass.); Barry Family LP v. Alkermes, Inc., et. al., 1:03-CV-12243 (D. Mass.); Waltzer v. Alkermes, Inc., et. al., 1:03-CV-12277 (D. Mass.); Folkerts v. Alkermes, Inc., et. al., 1:03-CV-12386 (D. Mass.); and Slavas v. Alkermes, Inc., et. al., 1:03-CV-12471 (D. Mass.). On May 14, 2004, the six actions were consolidated into a single action captioned: In re Alkermes Securities Litigation, Civil Action No. 03-CV-12091-RCL (D. Mass.). On July 12, 2004, a single consolidated amended complaint was filed on behalf of purchasers of the Company’s common stock during the period April 22, 1999 to July 1, 2002. The consolidated amended complaint generally alleges, among other things, that, during such period, the defendants made misstatements to the investing public relating to the manufacture and FDA approval of the Company’s Risperdal Consta product. The consolidated amended complaint seeks unspecified damages. On September 10, 2004, the Company and the individual defendants filed a motion to dismiss all claims asserted against them in the consolidated amended complaint in their entirety. Although the Company believes these allegations are without merit and intends to vigorously defend against them, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we” or “our”), a Pennsylvania corporation organized in 1987, is a pharmaceutical company that develops products based on sophisticated drug delivery technologies to enhance therapeutic outcomes in major diseases. Our lead commercial product, Risperdal® Consta™ [(risperidone) long-acting injection], is the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and is marketed worldwide by Jannsen-Cilag (“Janssen”), a subsidiary of Johnson & Johnson. Our lead proprietary product candidate, Vivitrex® [(naltrexone) long-acting injection], is a once-a-month injection for the treatment of alcohol dependence. We have a pipeline of extended-release injectable products and pulmonary drug products based on our proprietary technology and expertise, ProLease and Medisorb for extended-release of injectable drug products, and AIR® for inhaled drug products. Our product development strategy is twofold: we partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. Our headquarters are in Cambridge, Massachusetts, and we operate research and manufacturing facilities in Massachusetts and Ohio. Since our inception in 1987, we have devoted a significant portion of our resources to research and development programs and the purchase of property, plant and equipment. At September 30, 2004, we had an accumulated deficit of $603.6 million.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements are neither promises or guarantees and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) Risperdal Consta and our product candidates (including our proprietary product candidate, Vivitrex), if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved, and, if launched, may not produce significant revenues; (ii) we rely on our partners to determine the regulatory and marketing strategies for Risperdal Consta and our other partnered programs; (iii) after the completion of clinical trials for our product candidates (including our proprietary product candidate, Vivitrex) and the submission for marketing approval, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays, or such authorities could refuse to approve the product at all; (iv) we may be unable to manufacture Risperdal Consta or to manufacture or scale-up our future products, including our proprietary product candidate, Vivitrex, on a commercial scale or economically and in addition, unexpected events could interrupt manufacturing operations at our Risperdal Consta facility, which is the sole source of supply for that product; (v) whether additional regulatory approvals will be received or whether commercial launches of Risperdal Consta in countries where it has been or may be approved occur in a timely or successful manner; (vi) Risperdal Consta and our product candidates (including our proprietary product candidate, Vivitrex), in commercial use, may have unintended side effects, adverse reactions or incidents of misuse; (vii) we may enter into a collaboration with a third party to market or fund a proprietary product candidate, including our proprietary product candidate, Vivitrex, and the terms of such a collaboration may not meet our expectations; (viii) our delivery technologies or product development efforts may not produce safe, efficacious or commercially viable products; (ix) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (x) clinical trials may take more time or consume more resources than initially envisioned; (xi) the risk that results of earlier clinical trials are not necessarily predictive of the safety and efficacy results in larger clinical trials; (xii) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (xiii) the time and expense required to discontinue commercialization of Nutropin Depot may be greater than we anticipate; (xiv) we may not recoup any of our $100 million investment in Reliant Pharmaceuticals, LLC (“Reliant”); (xv) the securities litigation brought against us may result in financial losses or require the dedication of significant management resources; (xvi) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xvii) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xviii) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xix) we may not become profitable and could continue to incur losses for the foreseeable future; and (xx) we may need to raise substantial additional funding to continue research and development programs and clinical trials and could incur difficulties or setbacks in raising such funds.

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

We recorded restructuring charges in the consolidated statements of operations during the quarter ended June 30, 2004. As discussed below, we now consider our accounting policy on restructuring to be a critical accounting policy.

Restructuring — We recorded restructuring charges in our consolidated statements of operations in August 2002 in connection with a restructuring program to reduce our cost structure as a result of the financial impact of a delay in the U.S. launch of Risperdal Consta by our collaborative partner, Jannsen (the “2002 Restructuring”). We also recorded restructuring charges in June 2004 in connection with the decision by Alkermes and Genentech to stop commercialization of Nutropin Depot (the “2004 Restructuring”).

Charges recorded in the condensed consolidated statements of operations in connection with the 2002 Restructuring and the 2004 Restructuring required that management make estimates related to our ability to sublease exited facilities, the rates at which we may be able to sublease exited facilities and the net realizable value of certain fixed assets. See “Results of Operations” below for additional information related to the 2002 Restructuring and the 2004 Restructuring.

Results of Operations

The net loss for the three months ended September 30, 2004 was $14.3 million or $0.16 per basic and diluted share as compared to a net loss of $26.2 million or $0.31 per basic and diluted share for the three months ended September 30, 2003.

The net loss for the six months ended September 30, 2004 was $50.4 million or $0.56 per basic and diluted share as compared to a net loss of $56.8 million or $0.76 per basic and diluted share for the six months ended September 30, 2003.

Total revenues were $18.0 million and $29.5 million for the three and six months ended September 30, 2004, respectively, as compared to $7.5 million and $11.8 million for the three and six months ended September 30, 2003, respectively.

Total manufacturing and royalty revenues were $9.9 million and $17.9 million for the three months and six months ended September 30, 2004, respectively, as compared to $5.3 million and $6.9 million for the three and six months ended September 30, 2003, respectively.

Total manufacturing revenues were $7.7 million and $13.9 million for the three and six months ended September 30, 2004, respectively, all related to manufacturing for Risperdal Consta. This is compared to $4.6 million and $5.6 million for the three and six months ended September 30, 2003, respectively, including $4.5 million and $5.3 million, respectively, of manufacturing revenues for Risperdal Consta. The increase in manufacturing revenues for the three and six months ended September 30, 2004 as compared to the three months ended September 30, 2003 was due to increased shipments of Risperdal Consta to Janssen. Risperdal Consta is marketed in more than 35 countries. Under our manufacturing and supply agreement with Janssen, we earn manufacturing revenues upon shipment of product by Alkermes to Janssen based on a percentage of Janssen’s net selling price. These percentages are based on the volume of units shipped to Janssen in any given calendar year, with a minimum manufacturing fee of 7.5%. We anticipate that we will earn manufacturing revenues at an average of 8.2% of Janssen’s net sales price for Risperdal Consta in the fiscal year ending March 31, 2005 as compared to 9.8% in the fiscal year ended March 31, 2004. As discussed below, in the quarter ended June 30, 2004, we ceased commercial production of Nutropin Depot and there were therefore no manufacturing revenues earned during the three and six months ended September 30, 2004 related to Nutropin Depot.

Total royalty revenues were $2.2 million and $4.0 million for the three and six months ended September 30, 2004, respectively, including $2.1 million and $3.8 million, respectively, of royalty revenues for Risperdal Consta. This is compared to $0.7 million and $1.3 million for the three and six months ended September 30, 2003, respectively, including $0.5 million and $0.9 million, respectively, of royalty revenues from Risperdal Consta. The increase in royalty revenues for the three and six months ended September 30, 2004 as compared to the same period in 2003 was due to an increase in global sales of Risperdal Consta by Janssen. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of Risperdal Consta in the quarter when the product is sold by Janssen.

Research and development revenue under collaborative arrangements was $8.1 million and $11.6 million for the three and six months ended September 30, 2004, respectively. This compares to $2.1 million and $4.9 million for the three and six months ended September 30, 2003, respectively. The increase in research and development revenue for the three and six months ended September 30, 2004 as compared to the same period in 2003 was primarily due to an increase in revenues earned related to work performed on the Eli Lilly and Company (“Lilly”) AIR insulin and AIR human growth hormone (“hGH”) programs and to work performed on several other collaborative programs. See discussion of the funding of our Lilly development programs in “Liquidity and Capital Resources” below.

Cost of goods manufactured was $2.4 million and $7.6 million for the three and six months ended September 30, 2004, consisting of approximately $2.4 million and $5.3 million, respectively, for Risperdal Consta and $0 and $2.3 million for Nutropin Depot. Cost of goods manufactured was $4.6 million and $7.1 million for three and six months ended September 30, 2003, consisting of approximately $3.5 million and $4.8 million, respectively, for Risperdal Consta and $1.1 million and $2.3 million, respectively, for Nutropin Depot. The decrease in cost of goods manufactured in the three months ended September 30, 2004 as compared to the same period in 2003 was primarily the result of manufacturing efficiencies and increased volumes that resulted in a lower per unit cost for Risperdal Consta for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, as well as the June 2004 decision to discontinue commercialization of Nutropin Depot. Our per unit cost for Risperdal Consta will fluctuate from quarter to quarter. The increase in cost of goods manufactured in the six months ended September 30, 2004 as compared to the same period in 2003 was primarily the result of an increase in the production of Risperdal Consta for shipment to our partner, Janssen as well as a one-time write-off of Nutropin Depot inventory of $1.3 million recorded under the caption “Cost of goods manufactured” in our condensed consolidated statement of operations in the quarter ended June 30, 2004. We also recorded restructuring charges of $11.9 million in the quarter ended June 30, 2004 in connection with the decision to discontinue commercialization of Nutropin Depot. See discussion of restructuring charges below.

Research and development expenses were $22.5 million and $46.7 million for the three and six months ended September 30, 2004 as compared to $23.4 million and $45.1 million for the three and six months ended September 30, 2003. Research and development expenses were lower in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 primarily due to a decrease in external research costs related to the clinical trials of Vivitrex, partially offset by an increase in personnel costs related to our proprietary and collaborator product candidates and increases in occupancy costs. The increase in research and development costs for the six months ended September 30, 2004 as compared to the six months ended September 30, 2003 was primarily due to increases in personnel costs related to our proprietary and collaborator product candidates and increases in occupancy costs, partially offset by a decrease in external research costs related to the clinical trials of Vivitrex.

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

In August 2004, we announced that Lilly made a positive product decision to proceed with significant investment for the further development of an inhaled formulation of insulin. The decision follows the successful execution of several critical steps: the completion and analysis of data from a Phase II study; the achievement of commercial manufacturing powder production scale-up; and the development and testing of the commercial pulmonary insulin inhaler system. Development activities will include both clinical trials and additional manufacturing activities for the inhaler system and the production facility.

In October 2004, Alkermes and Serono discontinued development of the sustained-release version of recombinant human follicle stimulating hormone (“r-hFSH”) for the treatment of infertility. Despite positive clinical trial results, this decision was based on a shift of priorities within Serono.

In November 2004, we, along with partners Amylin Pharmaceuticals, Inc. and Lilly made the decision to initiate a Phase II multi-dose study of exenatide LAR (long-acting release), in type 2 diabetes patients using a once-a-week dosing regimen, expected to begin in the first quarter of 2005. Data from the ongoing Phase II single-dose study have demonstrated sustained release of exenatide with no dose-limiting effects.

Sales, general and administrative expenses were $7.4 million and $14.4 million for the three and six months ended September 30, 2004 as compared to $5.9 million and $11.7 million for the three and six months ended September 30, 2003. Sales, general and administrative expenses for the three and six months ended September 30, 2004 were higher than in the three and six months ended September 30, 2003 primarily as a result of an increase in personnel-related costs, notably within sales and marketing as we prepare for commercialization of Vivitrex, as well as legal costs associated with the pending litigation described in the condensed consolidated financial statements.

In August 2002, we announced a restructuring program to reduce our cost structure as a result of the financial impact of a delay in the U.S. launch of Risperdal Consta by our collaborative partner, Janssen (the “2002 Restructuring”). The restructuring program reduced our workforce by 122 employees, representing 23% of our total workforce at that time, and included consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of our medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and reductions of other expenses. As of September 30, 2004, we had paid in cash or written off an aggregate of approximately $1.5 million in employee separation costs and approximately $4.2 million in facility closure costs in connection with the 2002 Restructuring. The amounts remaining in the 2002 Restructuring accrual at September 30, 2004 related to facility lease costs and are expected to be paid through fiscal 2006.

In June 2004, we announced a restructuring program in connection with the decision by Alkermes and Genentech to discontinue commercialization of Nutropin Depot (the “2004 Restructuring”). The decision was based on the significant resources required by both companies to continue manufacturing and commercializing the product. In connection with this decision, we ceased commercial manufacturing of Nutropin Depot in June 2004, reduced our workforce by 17 employees, representing approximately 3% of our total workforce, and recorded restructuring charges in the quarter ended June 30, 2004 of approximately $11.9 million under the caption “Restructuring” in the consolidated statements of operations. The restructuring charges consisted of approximately $0.2 million in employee separation costs, including severance and related benefits, and approximately $11.7 million in facility closure costs, including fixed asset write-offs and estimates of future lease costs relating to our ability to sublease the exited facility through the end of its lease term, August 2008. In addition to the restructuring charges recorded in the quarter ended June 30, 2004, we also recorded a one-time write-off of Nutropin Depot inventory of approximately $1.3 million, which was recorded under the caption “Cost of goods manufactured” in the consolidated statements of operations.

As of September 30, 2004, we had paid in cash or written off an aggregate of approximately $8.5 million in facility closure costs and $0.2 million in employee separation costs in connection with the 2004 Restructuring. The amounts remaining in the 2004 Restructuring accrual at September 30, 2004 are expected to be paid out through fiscal 2009 and relate primarily to estimates of lease costs associated with the exited facility.

The following table displays the restructuring activities and liability accounts included in accrued restructuring costs:

Type of Liability	Balance March 31, 2004	Charges	Payments	Non-cash Write-downs	Balance September, 30 2004
2002 Restructuring
Employee separation costs	$—	$—	$—	$—	$—
Facility closure costs	1,137,741	—	(552,216)	—	585,525

	$1,137,741	$—	$(552,216)	$—	$585,525

2004 Restructuring
Employee separation costs	$—	$146,112	$(136,448)	$—	$9,664
Facility closure costs	—	11,750,229	(249,046)	(8,150,006)	3,351,177

	$—	$11,896,341	$(385,494)	$(8,150,006)	$3,360,841

Total	$1,137,741	$11,896,341	$(937,710)	$(8,150,006)	$3,946,366

Interest income was $0.7 million and $1.3 million for the three and six months ended September 30, 2004 as compared to $0.7 million and $1.6 million for the three and six months ended September 30, 2003. The decrease for the six month periods was primarily the result of lower average cash and investment balances held during the six months ended September 30, 2004 as compared to the six months ended September 30, 2003.

Other (expense) income, net was an expense of $0.6 million and $0.9 million in the three and six months ended September 30, 2004 as compared to income of $1.1 million and $2.5 million for the three and six months ended September 30, 2003. Other (expense) income, net represents expense or income recognized on the net changes in the fair value of warrants of public companies held by us in connection with collaboration and licensing arrangements, which are recorded as derivatives under the caption “Other Assets” in the condensed consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

Derivative income (losses) related to convertible notes was income of $1.2 million and $2.7 for the three and six months ended September 30, 2004 as compared to derivative losses of $0.9 million and $4.7 million for the three months and six months ended September 30, 2003.

During the three and six months ended September 30, 2004, we recorded derivative income of $1.2 million and $2.7 million, respectively, for changes in the estimated value of the Three-Year Interest Make-Whole feature of the 2½% Convertible Subordinated Notes due 2023 (the “2½% Subordinated Notes”). The estimated value of the Three-Year Interest Make-Whole feature is carried in the consolidated balance sheets under the caption “Derivative liability related to convertible notes” and will be adjusted to its fair value on a quarterly basis until it expires or is paid. Quarterly adjustments to the fair value of the Three-Year Interest Make-Whole will be charged to “Derivative income (losses) related to convertible notes” in the condensed consolidated statements of operations until it is paid out or expires. The recorded value of the derivative liability related to the 2½% Subordinated Notes, approximately $2.0 million September 30, 2004, can fluctuate significantly based on fluctuations in the market value of our common stock.

During the three months and six months ended September 30, 2003, we recorded derivative losses of $0.9 million and $4.7 million, respectively, in the condensed consolidated statements of operations. The losses recorded for the three and six months ended September 30, 2003 consisted of $0.9 million and $0.9 million, respectively, related to changes in the estimated value of the 2½% Subordinated Notes, and $0 and $3.8 million, respectively, related to changes in the estimated value of the 6.52% Senior Notes. In June 2003, we announced that we had exercised our automatic conversion right for the 6.52% Senior Notes. The embedded derivative was adjusted to the value of the remaining balance of the Two-Year Interest Make-Whole payment, or approximately $17.1 million, at June 30, 2003 and was accounted for as a liability on the consolidated balance sheets. In July 2003, upon conversion of the then outstanding 6.52% Senior Notes and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and the balance was reduced to zero.

Interest expense was $1.2 million and $2.4 million for the three and six months ended September 30, 2004, respectively, as compared to $0.6 million and $4.1 million for the three and six months ended September 30, 2003. The increase for the three months ended September 30, 2004 as compared to the three months ended September 30, 2004 was primarily the result of an increase in the average outstanding debt balance during the respective periods, partially offset by a lower interest rate payable on the convertible debt outstanding during the respective periods. The decrease for the six months ended September 30, 2004 as compared to the six months ended September 30, 2004 was primarily the result of a lower interest rate payable on the convertible debt outstanding during the respective periods.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans and payments under research and development agreements with collaborators.

Liquidity and Capital Resources

Cash and cash equivalents and total investments were approximately $102.8 million at September 30, 2004 as compared to $143.9 million at March 31, 2004. The decrease in cash and cash equivalents and short-term investments during the six months ended September 30, 2004 was primarily a result of cash outflows to fund our operations and to acquire fixed assets.

We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper, with the exception of our $100 million investment in Reliant. Our investment objectives for our investments, other than our investment in Reliant, are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. Investments classified as long-term at September 30, 2004 consist of U.S. Government obligations held as collateral under certain irrevocable standby letters of credit required under certain lease agreements, including the lease for our corporate headquarters.

In August and September 2003, we issued an aggregate of $125.0 million principal amount of 2½% Subordinated Notes. The 2½% Subordinated Notes are convertible into shares of our common stock at a conversion price of $13.85 per share, subject to adjustment in certain events. The 2½% Subordinated Notes bear interest at 2½% per year, payable semiannually on March 1 and September 1, commencing on March 1, 2004 and are subordinated to existing and future senior indebtedness of Alkermes.

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

In December 2002, we and Lilly expanded the collaboration for the development of inhaled formulations of insulin and hGH based on our AIR pulmonary drug delivery technology. At that time, Lilly purchased $30.0 million of our Convertible Preferred Stock, the proceeds from which represented $25.0 million and $5.0 million in funding for the Lilly insulin and Lilly hGH development programs, respectively, for the period starting January 1, 2003 and into calendar 2004. As a result of this transaction, we did not recognize research and development revenue related to work performed on the Lilly development programs while the proceeds from the sale of the Convertible Preferred Stock were being spent. In addition, the royalty rate payable to us based on revenues of potential inhaled insulin products was increased. Lilly has the right to return the Convertible Preferred Stock to us in exchange for a reduction in this royalty rate back to its original rate. The Convertible Preferred Stock is convertible into our common stock at the market price at the time of conversion at our option or automatically upon the filing of a new drug application with the FDA for a pulmonary insulin product. The collaboration cannot terminate without cause until January 2005. We will register for resale all of our shares of common stock issued upon conversion of the Convertible Preferred Stock.

In December 2003, Lilly made additional payments to us totaling approximately $7.0 million in order to fund an increase in the scope of our joint development programs, $3.0 million of which represented funding for the Lilly insulin development program and the remaining $4.0 million represented funding for the Lilly hGH development program. The $7.0 million payment was recorded as deferred revenue in the consolidated balance sheets in the quarter ended December 31, 2003. When the funding for a program provided for by the proceeds from the sale of Convertible Preferred Stock has been spent, we will begin to recognize revenue on that program as work is performed. As of June 30, 2004, the entire $5.0 million of funding from the Convertible Preferred Stock related to the Lilly hGH program had been spent. As of September 30, 2004, the entire $25.0 million of funding from the Convertible Preferred Stock related to the Lilly insulin program had been spent. Therefore, beginning in the quarter ended June 30, 2004 for the Lilly hGH program and beginning in the quarter ended September 30, 2004 for the Lilly insulin program, we recorded revenue for work performed on the Lilly hGH and Lilly insulin programs in our condensed consolidated statements of operations. As of September 30, 2004, approximately $0.4 million of the $7.0 million in additional funding was unearned and was recorded as a current liability under the caption of “Deferred revenue” in the condensed consolidated balance sheets.

In August 2002, we announced the regulatory approval and expected commercial launch of Risperdal Consta in Germany and the United Kingdom. Under a manufacture and supply agreement with Janssen and based on the foregoing, Janssen is required to pay us certain minimum amounts of manufacturing revenues relating to our sales of Risperdal Consta to Janssen. The actual amount of such minimum manufacturing revenues will be determined by a formula and is currently estimated to aggregate approximately $150.0 million. As of September 30, 2004, we had recognized approximately $51.9 million of cumulative manufacturing revenues against the estimated $150.0 million minimum. Janssen’s minimum revenue obligation will be satisfied when Alkermes reaches approximately $150.0 million in cumulative manufacturing revenues earned from sales of Risperdal Consta to Janssen. While the manufacture and supply agreement with Janssen specifies annual minimum revenues expected to be paid to Alkermes over a ten year period beginning in calendar 2003, we expect our annual manufacturing revenues to exceed those annual minimums. In December 2002, Janssen prepaid the first two years of minimum manufacturing revenues to us, totaling $23.9 million and these amounts were recorded as deferred revenue in our consolidated balance sheets. As of September 30, 2004, approximately $3.4 million of this prepayment was unearned and was recorded as a current liability under the caption “Deferred revenue” in the condensed consolidated balance sheets.

We do not have any off-balance sheet arrangements other than operating leases in the ordinary course of business. Capital expenditures were approximately $8.1 million for the six months ended September 30, 2004, principally reflecting equipment purchases and building expansion and improvements. We expect our capital expenditures to total approximately $25.0 million during fiscal year 2005, primarily to expand our manufacturing infrastructure for Risperdal Consta, exenatide LAR and Vivitrex in addition to continued improvements to our manufacturing and development facilities in Massachusetts and Ohio. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing loans, General Electric Capital Corporation (“GECC”) and Johnson & Johnson Finance Corporation have security interests in certain of our assets.

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

We believe that our current cash and cash equivalents and short-term investments combined with anticipated manufacturing and royalty revenues, research and development revenues under collaborative arrangements and interest income, will be sufficient to meet our anticipated capital requirements through at least March 31, 2006.

The contractual cash obligations disclosure included in our annual report on Form 10-K for the year ended March 31, 2004 has not materially changed since we filed that report, except for purchase obligations as follows:

		Less Than	One to Three	Four to Five	After Five
Contractual Cash		One Year	Years (Fiscal	Years (Fiscal	Years (After
Obligations (in thousands)	Total	(Fiscal 2005)	2006 - 2008)	2009 - 2010)	Fiscal 2010)
Purchase Obligations	$4,450	$4,450	$—	$—	$—

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

Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates would not result in a material impact on the net fair value of such interest-sensitive financial instruments.

A 10% increase or decrease in market interest rates on our 2½% Subordinated Notes and our 3¾% Subordinated Notes would not result in a material impact on our notes.

We hold warrants of public companies received in connection with collaboration and licensing arrangements, which are recorded as derivatives under the caption “Other Assets” in the condensed consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

Foreign Currency Exchange Rate Risk

The royalty revenues we recognize and report in our condensed consolidated statements of operations and the related payments we receive on our Risperdal Consta product are calculated as a percentage of the net sales made by our collaborative partner. Some of these sales made by our collaborative partner are made in foreign countries. These foreign sales are initially denominated in foreign currency in which the sale is made and subsequently converted into U.S. dollars at the then foreign currency spot rate to determine the amount that our collaborative partner pays us as royalties. Fluctuations in the foreign currency exchange ratio between the U.S. dollar and these foreign currencies will have the effect of increasing or decreasing our recognized and reported royalty revenues and the related payments we receive even if there is a constant amount of sales in foreign currencies. For example, if the U.S. dollar strengthens against a foreign currency, then our royalty revenues and related payments will decrease given a constant amount of sales in such foreign currency.

The impact on our royalty revenues and related payment from fluctuations in foreign currency exchange rates is based on a number of factors, including the amount of sales in any foreign currency, the exchange ratio (and the change in the foreign currency exchange ratio from the prior period) between a foreign currency and the U.S. dollar, and the amount of sales by our collaborative partner that are denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk.

Item 4. Controls and Procedures

As of September 30, 2004, Alkermes’ management, with the participation of Alkermes’ Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Alkermes’ disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Alkermes’ Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, Alkermes’ disclosure controls and procedures were effective in ensuring that material information required to be disclosed by Alkermes in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Alkermes’ management, including Alkermes’ Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in Alkermes’ internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Alkermes’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Beginning in October 2003, the Company and certain of its current and former officers and directors were named as defendants in six purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The cases were captioned: Bennett v. Alkermes, Inc., et. al., 1:03-CV-12091 (D. Mass.); Ragosta v. Alkermes, Inc., et. al., 1:03-CV-12184 (D. Mass.); Barry Family LP v. Alkermes, Inc., et. al., 1:03-CV-12243 (D. Mass.); Waltzer v. Alkermes, Inc., et. al., 1:03-CV-12277 (D. Mass.); Folkerts v. Alkermes, Inc., et. al., 1:03-CV-12386 (D. Mass.); and Slavas v. Alkermes, Inc., et. al., 1:03-CV-12471 (D. Mass.). On May 14, 2004, the six actions were consolidated into a single action captioned: In re Alkermes Securities Litigation, Civil Action No. 03-CV-12091-RCL (D. Mass.). On July 12, 2004, a single consolidated amended complaint was filed on behalf of purchasers of the Company’s common stock during the period April 22, 1999 to July 1, 2002. The consolidated amended complaint generally alleges, among other things, that, during such period, the defendants made misstatements to the investing public relating to the manufacture and FDA approval of the Company’s Risperdal Consta product. The consolidated amended complaint seeks unspecified damages. On September 10, 2004, the Company and the individual defendants filed a motion to dismiss all claims asserted against them in a consolidated amended complaint in their entirety. Although the Company believes these allegations are without merit and intends to vigorously defend against them, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Alkermes held on September 23, 2004, the holders of common stock approved an amendment to the 1999 Stock Option Plan to increase to 16,900,000 the number of shares issuable upon exercise of options granted thereunder, an increase of 2,500,000 shares. There were 46,692,844 votes for, and 8,103,495 votes against, the amendment of the plan, 19,915,767 broker non-votes and 50,687 abstentions.

Also at the Annual Meeting of Shareholders, the holders of common stock elected the following nominees as directors for terms of one year expiring on the date of the 2004 Annual Meeting or until their respective successors are duly elected and shall qualify:

Nominee	Votes For	Authority Withheld

Floyd E. Bloom	54,002,307	20,760,486
Robert A. Breyer	56,872,964	17,889,829
Gerri Henwood	73,814,934	947,859
Paul J. Mitchell	70,287,034	4,475,759
Richard F. Pops	57,531,922	17,230,871
Alexander Rich	53,997,202	20,765,591
Paul Schimmel	52,601,620	22,161,173
Mark B. Skaletsky	73,451,701	1,311,092
Michael A. Wall	56,672,062	18,090,731

Item 6. Exhibits and Reports on Form 8-K

     (a) List of Exhibits:

Exhibit No.
10.1	1999 Stock Option Plan, as amended

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) During the quarter ended September 30, 2004, the Registrant filed or furnished Current Reports on Form 8-K as follows:

Date of 8-K Current
Report	Description	Filed or Furnished
August 5, 2004	Results of Operations and Financial Condition pursuant to Item 12	Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES, INC.
(Registrant)

Date: November 5, 2004	By:	/s/ Richard F. Pops

Richard F. Pops
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2004	By:	/s/ James M. Frates

James M. Frates
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
10.1	1999 Stock Option Plan, as amended.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.