Form 10-Q
period 2004-12-31
ALKERMES INC
filed 2005-02-08
CIK 874663

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     The number of shares outstanding of each of the issuer’s classes of common stock was:

Class	As of February 7, 2005
Common Stock, $.01 par value	89,948,295
Non-Voting Common Stock, $.01 par value	382,632

ALKERMES, INC. AND SUBSIDIARIES

INDEX

Page No.
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets – December 31, 2004 and March 31, 2004	3

Condensed Consolidated Statements of Operations – For the Three and Nine Months Ended December 31, 2004 and 2003	4

Condensed Consolidated Statements of Cash Flows – For the Nine Months Ended December 31, 2004 and 2003	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 6. Exhibits	24

Signatures	26

Exhibit Index	27
Ex-10.1 Promissory Note dated December 22, 2004
Ex-10.2 Master Security Agreement dated December 22, 2004
Ex-10.3 Addendum No. 001 to Master Security Agreement
Ex-10.4 4th Amend. to Development Agmnt. and 1st Amend. to Manufacturing and Supply Agmnt.
Ex-10.5 3rd Amend. to Development Agmnt., 2nd Amend. to Manufacturing and Supply Agmnt.
Ex-10.6 Agreement dated December 21, 2002
Ex-10.7 Amendment to Agreement dated December 16, 2003
Ex-10.8 Amendment to Manufacturing and Supply Agreement
Ex-10.9 Fourth Amendment to Manufacturing and Supply Agreement
Ex-31.1 Section 302 Certification of the C.E.O.
Ex-31.2 Section 302 Certification of the C.F.O.
Ex-32.1 Section 906 Certification of C.E.O. & C.F.O.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
(In thousands, except share and per share amounts)	2004	2004
A S S E T S
Current Assets:
Cash and cash equivalents	$35,716	$9,899
Investments - short term	42,400	134,037
Receivables	14,371	11,526
Inventory	3,128	2,605
Prepaid expenses and other current assets	1,772	2,156

Total current assets	97,387	160,223

Property, Plant and Equipment:
Land	235	235
Building	16,250	15,718
Furniture, fixtures and equipment	64,762	69,016
Equipment under capital lease	464	464
Leasehold improvements	45,995	56,809
Construction in progress	11,097	3,489

	138,803	145,731
Less accumulated depreciation and amortization	(46,420)	(49,988)

	92,383	95,743

Restricted Investments - Long Term	4,906	5,012
Other Assets	7,135	9,052

Total Assets	$201,811	$270,030

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Current Liabilities:
Accounts payable and accrued expenses	$19,100	$18,209
Accrued interest	1,052	264
Accrued restructuring costs	1,311	1,138
Deferred revenue	—	17,173
Derivative liability related to convertible subordinated notes	2,307	4,650
Term loan	1,123	—
Obligation under capital lease	87	82

Total current liabilities	24,980	41,516

Accrued Restructuring Costs	2,338	—
Obligation Under Capital Lease	272	338
Term loan	2,553	—
2 1/2% Convertible Subordinated Notes	122,152	121,570
3.75% Convertible Subordinated Notes	676	676

Convertible Preferred Stock, par value $.01 per share: authorized and issued, 3,000 shares at December 31, 2004 and March 31, 2004 (at liquidation preference)	30,000	30,000

Shareholders’ Equity:
Capital stock, par value, $.01 per share; authorized, 4,550,000 shares (includes 2,997,000 shares of preferred stock); issued, none	—	—
Common stock, par value $.01 per share; authorized, 160,000,000 shares; issued and outstanding, 89,941,890 and 89,305,261 shares at December 31, 2004 and March 31, 2004, respectively	899	893
Non-voting common stock, par value $.01 per share; authorized, 450,000 shares; issued and outstanding, 382,632 shares at December 31, 2004 and March 31, 2004	4	4
Additional paid-in capital	630,154	627,446
Deferred compensation	—	(276)
Accumulated other comprehensive income	342	1,010
Accumulated deficit	(612,559)	(553,147)

Total Shareholders’ Equity	18,840	75,930

Total Liabilities and Shareholders’ Equity	$201,811	$270,030

See Notes to Condensed Consolidated Financial Statements.

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

(In thousands, except share and per share amounts)	2004	2003	2004	2003
Revenues:
Manufacturing and royalty revenues	$16,574	$8,636	$34,476	$15,491
Research and development revenue under collaborative arrangements	7,011	2,585	18,617	7,482

Total revenues	23,585	11,221	53,093	22,973

Expenses:
Cost of goods manufactured	4,930	4,069	12,561	11,197
Research and development	20,058	21,148	66,780	66,226
Sales, general and administrative	6,868	6,538	21,286	18,236
Restructuring	—	—	11,896	—

Total expenses	31,856	31,755	112,523	95,659

Net operating loss	(8,271)	(20,534)	(59,430)	(72,686)

Other income (expense):
Interest income	646	957	1,936	2,600
Other income (expense), net	131	(746)	(729)	1,762
Derivative (losses) income related to convertible subordinated notes	(347)	650	2,343	(4,014)
Interest expense	(1,158)	(1,190)	(3,532)	(5,317)

Total other income (expense)	(728)	(329)	18	(4,969)

Net loss	$(8,999)	$(20,863)	$(59,412)	$(77,655)

Net loss per common share, basic and diluted	$(0.10)	$(0.23)	$(0.66)	$(0.97)

Weighted average number of common shares outstanding, basic and diluted	90,176,261	89,013,535	90,010,880	79,719,932

See Notes to Condensed Consolidated Financial Statements.

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,

(In thousands)	2004	2003
Cash flows from operating activities:
Net loss	$(59,412)	$(77,655)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization	8,006	8,235
Gain on sale of equipment	(40)	(96)
Restructuring charges	11,896	—
Other non cash charges	3,046	2,802
Loss (gain) on warrants held	729	(1,762)
Derivative (income) losses related to convertible subordinated notes	(2,343)	4,014
Changes in assets and liabilities:
Receivables	(2,845)	(1,912)
Inventory, prepaid expenses and other current assets	(1,513)	(3,815)
Accounts payable, accrued expenses and accrued interest	1,678	(762)
Accrued restructuring costs	(1,235)	(1,843)
Deferred revenue	(17,173)	(1,553)

Net cash used by operating activities	(59,206)	(74,347)

Cash flows from investing activities:
Additions to property, plant and equipment	(12,696)	(12,704)
Proceeds from sale of fixed assets	66	784
Purchases of available-for-sale investments	(19,101)	(194,388)
Sales of available-for-sale investments	110,513	105,119
Increase in other assets	(130)	(98)

Net cash provided by (used by) investing activities	78,652	(101,287)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,756	1,955
Borrowings under term loan	3,676	—
Proceeds from issuance of 2 1/2% Convertible Subordinated Notes	—	125,000
Payment of long-term obligations	(61)	(7,825)
Payment of financing costs in connection with the 2 1/2% Convertible Subordinated Notes	—	(3,962)

Net cash provided by financing activities	6,371	115,168

Effect of exchange rate changes on cash	—	(64)

Net increase (decrease) in cash and cash equivalents	25,817	(60,530)
Cash and cash equivalents, beginning of period	9,899	72,479

Cash and cash equivalents, end of period	$35,716	$11,949

Supplementary information:
Cash paid for interest	$1,600	$7,894
Cash paid for income taxes	—	84
Conversion of 6.52% Convertible Senior Subordinated Notes and interest into common stock	—	177,264
Equipment acquired under capital leases	—	464

See Notes to Condensed Consolidated Financial Statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Alkermes, Inc. (the “Company”) are unaudited and have been prepared on a basis substantially consistent with the audited financial statements. The condensed consolidated financial statements, in the opinion of management, include all adjustments which are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto which are contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed with the SEC.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Alkermes Controlled Therapeutics, Inc., Alkermes Controlled Therapeutics Inc. II (“ACT II”), Advanced Inhalation Research, Inc. (“AIR®”), Alkermes Investments, Inc., Alkermes Europe, Ltd., Alkermes Development Corporation II (“ADCII”) and RC Royalty Sub LLC (“Royalty Sub”), wholly owned subsidiaries of the Company. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the following: (1) reported amounts of assets and liabilities; (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for the Company beginning with the second quarter of fiscal 2006 (i.e. the quarter ending September 30, 2005). Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its results of operations. See Note 4 for information related to the pro forma effects on the reported net loss and net loss per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs”, which amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, freight, handling costs and waste (spoilage). This Statement is effective for inventory costs incurred during fiscal 2007 and earlier application is permitted. The Company believes our current accounting policies closely align to the new rules. Accordingly, the Company does not believe this new standard will have a material impact on our financial statements.

2. COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended December 31, 2004 and 2003 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,

(In thousands)	2004	2003	2004	2003
Net loss	$(8,999)	$(20,863)	$(59,412)	$(77,655)
Foreign currency translation adjustments	—	(10)	—	(31)
Unrealized (losses) gains on marketable securities	(85)	(425)	(668)	1,033

Comprehensive loss	$(9,084)	$(21,298)	$(60,080)	$(76,653)

3. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. For the three and nine months ended December 31, 2004 and 2003, the Company was in a net loss position and, therefore, common equivalent shares are not included in the per share calculation because their effect would be anti-dilutive. As such, diluted net loss per common share is the same amount as basic net loss per common share.

The following table sets forth common stock equivalents which were excluded from the computation of diluted net loss per common share for the three and nine months ended December 31, 2004 and 2003 as they would have had an anti-dilutive effect due to net losses for such periods:

(In thousands)	2004	2003
Stock options and awards	18,123	16,013
Shares issuable on conversion of 2 1/2% Convertible Subordinated Notes	9,025	9,025
Shares issuable on conversion of 3.75% Convertible Subordinated Notes	10	10
Shares issuable on conversion of Convertible Preferred Stock	2,064	2,305

Total	29,222	27,353

4. STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option and award grants to employees using the intrinsic value method. The Company accounts for stock options and awards to non-employees using the fair-value method.

The following table illustrates the effect on net loss and net loss per common share, basic and diluted, as if the fair-value based method had been applied to all outstanding and stock options and awards in each period. Pro forma information for the three and nine months ended December 31, 2004 and 2003 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net loss—as reported	$(8,999)	$(20,863)	$(59,412)	$(77,655)
Add: Stock-based employee compensation expense as reported in the condensed consolidated statements of operations	74	167	235	1,303
Deduct: Total stock-based employee compensation expense determined under the fair-value method for all stock options and awards	(5,023)	(5,482)	(14,226)	(16,393)

Pro forma net loss	$(13,948)	$(26,178)	$(73,403)	$(92,745)

Net loss per common share:
Basic and diluted —as reported	$(0.10)	$(0.23)	$(0.66)	$(0.97)
Basic and diluted —pro forma	(0.15)	(0.29)	(0.82)	(1.16)

The fair value of stock options was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends, and with the following weighted average assumptions and the resulting weighted average fair value per share of option granted during the period:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Expected life (years)	4	4	4	4
Risk-free interest rate	3.63%	3.17%	3.60%	2.91%
Expected stock price volatility	71%	74%	71%	73%
Weighted average fair value per share of options granted during the period	$8.11	$7.31	$7.65	$6.43

5. RESTRUCTURINGS

In August 2002, the Company announced a restructuring program to reduce the Company’s cost structure as a result of the financial impact of a delay in the U.S. launch of Risperdal Consta by the Company’s collaborative partner, Janssen (the “2002 Restructuring”). The restructuring program reduced our workforce by 122 employees, representing 23% of the Company’s total workforce at that time, and included consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of the Company’s medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and reductions of other expenses. As of December 31, 2004, the Company had paid in cash or written off an aggregate of approximately $1.6 million in employee separation costs and approximately $4.2 million in facility closure costs in connection with the 2002 Restructuring. The amounts remaining in the 2002 Restructuring accrual at December 31, 2004 related to facility lease costs and are expected to be paid through fiscal 2006.

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

As of December 31, 2004, the Company had paid in cash or written off an aggregate of approximately $8.6 million in facility closure costs and $0.1 million in employee separation costs in connection with the 2004 Restructuring. The amounts remaining in the 2004 Restructuring accrual at December 31, 2004 are expected to be paid out through fiscal 2009 and relate primarily to estimates of lease costs associated with the exited facility.

The following table displays the restructuring activities and liability balances included in accrued restructuring costs:

	Balance				Balance
(In thousands)	March 31,			Non-cash	December 31,
Type of Liability	2004	Charges	Payments	Write-downs	2004
2002 Restructuring
Employee separation costs	$—	$—	$—	$—	$—
Facility closure costs	1,138	—	(655)	—	483

	1,138	—	(655)	—	483

2004 Restructuring
Employee separation costs	—	146	(137)	—	9
Facility closure costs	—	11,750	(443)	(8,150)	3,157

	—	11,896	(580)	(8,150)	3,166

Total	$1,138	$11,896	$(1,235)	$(8,150)	$3,649

6. INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined in a manner that approximates the first-in, first-out method. The components of inventory consist of the following:

	December 31,	March 31,
(In thousands)	2004	2004
Raw materials	$1,796	$1,147
Work-in-process	761	1,037
Finished goods	571	421

Total	$3,128	$2,605

In connection with the 2004 Restructuring, the Company recorded a one-time write-off of Nutropin Depot inventory of approximately $1.3 million in the quarter ended June 30, 2004, which was recorded under the caption “Cost of goods manufactured” in the condensed consolidated statements of operations. See Note 5 for discussion on restructuring charges.

7. DERIVATIVES

2 1/2% Subordinated Notes -— In the event that an automatic conversion of the 2 1/2% Subordinated Notes due 2023 (the “2 1/2% Subordinated Notes”) occurs on or prior to September 1, 2006, the Company would be required to pay additional interest in cash or, at the Company’s option in common stock, equal to three full years of interest on the converted notes (the “Three Year Interest Make-Whole”), less any interest actually paid or provided for on the notes prior to automatic conversion. This Three-Year Interest Make-Whole provision represents an embedded derivative that is required to be accounted for apart from the underlying 2 1/2% Subordinated Notes. When the 2 1/2% Subordinated Notes were issued, the Three-Year Interest Make-Whole had an estimated initial aggregate fair value of $3.9 million, which reduced the amount of the outstanding debt and was recorded as a derivative liability in the condensed consolidated balance sheets. The $3.9 million initially allocated to the Three-Year Interest Make-Whole feature has been treated as a discount on the 2 1/2% Subordinated Notes and is being accreted to interest expense over five years through September 1, 2008, the first date on which holders of the 2 1/2% Subordinated Notes have the right to require the Company to repurchase the 2 1/2% Subordinated Notes. The estimated fair value of the Three-Year Interest Make-Whole feature is carried in the condensed consolidated balance sheets under “Derivative liability related to convertible subordinated notes” and is being adjusted to its fair value on a quarterly basis until it expires or is paid. Quarterly adjustments to the fair value of the Three-Year Interest Make-Whole are charged to “Derivative (losses) income related to convertible subordinated notes” in the condensed consolidated statements of operations.

During the three and nine months ended December 31, 2004, the Company recorded losses of approximately $0.3 million and income of $2.3 million, respectively, in the condensed consolidated statements of operations for changes in the estimated value of the feature after issuance. The recorded value of the derivative liability related to the 2 1/2% Subordinated Notes (approximately $2.3 million at December 31, 2004) can fluctuate significantly based on fluctuations in the market value of the Company’s common stock.

Warrants — The Company recorded net gains of approximately $0.1 million and net charges of approximately $0.7 million in the three and nine months ended December 31, 2004, respectively, and net charges of $0.7 million and net gains of $1.8 million in the three and nine months ended December 31, 2003, respectively, in “Other income (expense), net” in the condensed consolidated statements of operations in connection with the changes in the fair value of warrants held by the Company which were granted in connection with licensing arrangements. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants. At December 31, 2004, the warrants had a fair value of approximately $2.2 million and were recorded under the caption “Other assets” in the condensed consolidated balance sheets.

8. LITIGATION

Beginning in October 2003, the Company and certain of its current and former officers and directors were named as defendants in six purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The cases were captioned: Bennett v. Alkermes, Inc., et. al., 1:03-CV-12091 (D. Mass.); Ragosta v. Alkermes, Inc., et. al., 1:03-CV-12184 (D. Mass.); Barry Family LP v. Alkermes, Inc., et. al., 1:03-CV-12243 (D. Mass.); Waltzer v. Alkermes, Inc., et. al., 1:03-CV-12277 (D. Mass.); Folkerts v. Alkermes, Inc., et. al., 1:03-CV-12386 (D. Mass.); and Slavas v. Alkermes, Inc., et. al., 1:03-CV-12471 (D. Mass.). On May 14, 2004, the six actions were consolidated into a single action captioned: In re Alkermes Securities Litigation, Civil Action No. 03-CV-12091-RCL (D. Mass.). On July 12, 2004, a single consolidated amended complaint was filed on behalf of purchasers of the Company’s common stock during the period April 22, 1999 to July 1, 2002. The consolidated amended complaint generally alleges, among other things, that, during such period, the defendants made misstatements to the investing public relating to the manufacture and FDA approval of the Company’s Risperdal Consta product. The consolidated amended complaint seeks unspecified damages. On September 10, 2004, the Company and the individual defendants filed a motion to dismiss all claims asserted against them in the consolidated amended complaint in their entirety. The Court heard oral argument on the motion on January 12, 2005, and the Company is awaiting a decision on the motion. Although the Company believes these allegations are without merit and intends to vigorously defend against them, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

9. TERM LOAN AND COMMITMENT FOR EQUIPMENT FINANCING

On December 22, 2004, the Company entered into a term loan in the principal amount of $3.7 million with General Electric Capital Corporation (“GE”). The term loan is secured by certain of the Company’s equipment pursuant to a security agreement and is subject to an ongoing financial covenant. The loan is payable in 36 monthly installments with the final installment due on December 27, 2007 and bears a floating interest rate equal to the one-month London Interbank Offered Rate (“LIBOR”), which is determined monthly, plus a certain fixed interest rate. The Company may prepay the term loan without any penalty, contingent on GE’s approval, and further use the $3.7 million of available credit to finance new equipment purchases with the same terms and conditions as noted below. If the Company fails to pay any amounts when due, or is in default under or fails to perform any term or condition of the security agreement, then GE may elect to accelerate the entire outstanding principal amount of the loan with accrued interest such that the amounts are immediately due and payable from the Company to GE. In addition, all amounts accelerated shall bear interest at 18% until such amounts are paid in full. As of December 31, 2004, $3.7 million was outstanding under the term loan.

In addition, on December 22, 2004, the Company entered into a commitment for equipment financing with GE. The equipment financing will further require an amendment to an existing Master Lease Agreement dated as of October 16, 2002, as amended by an amendment dated November 7, 2002, by and between the Company and GE. The equipment financing, in the form of an equipment lease line, provides the Company the ability to finance up to $18.3 million in new equipment purchases through December 31, 2005. The equipment financing would be secured by the purchased equipment and will be subject to a financial covenant. The lease terms would provide the Company with the option at the end of the lease to (a) purchase the equipment from GE at the then prevailing market value, (b) renew the lease at a fair market rental value, subject to remaining economic useful life requirements, or (c) return of the equipment to GE, subject to certain conditions. As of December 31, 2004, there were no amounts outstanding under this commitment.

10. SUBSEQUENT EVENT

On February 1, 2005, ACT II, pursuant to the terms of a purchase and sale agreement, sold, assigned and contributed to Royalty Sub the rights of ACT II to collect certain royalty payments and manufacturing fees (the “Royalty Payments”) payable to ACT II under the Janssen Agreements (defined below) and certain agreements that may arise in the future, in exchange for approximately $145 million in cash. The Royalty Payments arise under (i) the license agreements dated February 13, 1996 for the United States and its territories and February 21, 1996 for all countries other than the United States and its territories, by and between ACT II and Janssen Pharmaceutica Inc. and certain of its affiliated entities (“JP”) and (ii) the Manufacturing and Supply Agreement dated August 6, 1997 by and between JPI Pharmaceutica International (“JPI” and together with JP, “Janssen”), JP and ACT II (collectively, the “Janssen Agreements”). The assets of Royalty Sub will not be available to satisfy other obligations of Alkermes.

Also on February 1, 2005, Royalty Sub issued an aggregate principal amount of $170 million of its Risperdal Consta® PhaRMA SM Secured 7% Notes due 2018 (the “7% Notes”) to certain institutional investors in a private placement and at a discount for net proceeds after transaction expenses of approximately $145 million. The Royalty Payments are the sole source of payment for the 7% Notes. Alkermes will receive all of the Risperdal Consta revenues in excess of interest, premium, if any, and principal payments. Principal on the 7% Notes must be paid in full by the final legal maturity date of January 1, 2018, unless redeemed earlier. Non-payment of principal will not be an event of default prior to January 1, 2018. The annual cash coupon rate is 7% and is payable quarterly, beginning on April 1, 2005, however portions of the principal amount that are not paid off in accordance with the expected principal repayment profile will accrue interest at 9.75%. The yield to maturity on the 7% Notes is 9.75%. Through January 1, 2009, the 7% Note holders will receive only the quarterly cash interest payments. In addition, beginning on April 1, 2009, principal payments will be made to investors, subject to certain conditions. Timing of the principal repayment will be based on the revenues received by Royalty Sub but will occur no earlier than equally over the twelve quarters between April 1, 2009 and January 1, 2012, subject to certain conditions. The 7% Notes, however, may be redeemed at Royalty Sub’s option, subject, in certain circumstances, to the payment of a redemption premium.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we” or “our”), a Pennsylvania corporation organized in 1987, is a pharmaceutical company that develops products based on sophisticated drug delivery technologies to enhance therapeutic outcomes in major diseases. Our lead commercial product, Risperdal Consta® [(risperidone) long-acting injection], is the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and is marketed worldwide by Janssen-Cilag, a subsidiary of Johnson & Johnson, together with other affiliates (“Janssen”). Our lead proprietary product candidate, Vivitrex® [(naltrexone) long-acting injection], is a once-a-month injection for the treatment of alcohol dependence. We have a pipeline of extended-release injectable products and pulmonary drug products based on our proprietary technology and expertise, ProLease and Medisorb for extended-release of injectable drug products, and AIR® for inhaled drug products. Our product development strategy is twofold: we partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. Our headquarters are in Cambridge, Massachusetts, and we operate research and manufacturing facilities in Massachusetts and Ohio. Since our inception in 1987, we have devoted a significant portion of our resources to research and development programs and the purchase of property, plant and equipment. At December 31, 2004, we had an accumulated deficit of approximately $612.6 million.

We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans, term loans, equipment financing arrangements and payments under research and development agreements with collaborators. We historically have developed our product candidates in collaboration with others on whom we rely for funding, development, manufacturing and/or marketing. While we continue to develop product candidates in collaboration with others, we also develop proprietary product candidates for our own account that we fund on our own.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements are neither promises nor guarantees and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) Risperdal Consta and our product candidates (including our proprietary product candidate, Vivitrex), if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved, and, if launched, may not produce significant revenues; (ii) we rely on our partners to determine the regulatory and marketing strategies for Risperdal Consta and our other partnered programs; (iii) after the completion of clinical trials for our product candidates (including our proprietary product candidate, Vivitrex) and the submission for marketing approval, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays, or such authorities could refuse to approve the product at all; (iv) we may be unable to manufacture Risperdal Consta or to scale-up or manufacture future products, including our proprietary product candidate, Vivitrex, on a commercial scale or economically and in addition, we may be unable to add additional production capacity for Risperdal Consta or unexpected events could interrupt manufacturing operations at our Risperdal Consta facility, which is the sole source of supply for that product; (v) whether additional regulatory approvals will be received or whether commercial launches of Risperdal Consta in countries where it has been or may be approved occur in a timely or successful manner; (vi) Risperdal Consta and our product candidates (including our proprietary product candidate, Vivitrex), in commercial use, may have unintended side effects, adverse reactions or incidents of misuse and the FDA or other health authorities could require post approval studies or require removal of our products from the market; (vii) we may enter into a collaboration with a third party to market or fund a proprietary product candidate, including our proprietary product candidate, Vivitrex, and the terms of such a collaboration may not meet our expectations or the expectations of the financial markets; (viii) our delivery technologies or product development efforts may not produce safe, efficacious or commercially viable products; (ix) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (x) clinical trials may take more time or consume more resources than initially envisioned; (xi) the risk that results of earlier clinical trials are not necessarily predictive of the safety and efficacy results in larger clinical trials; (xii) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (xiii) we may not recoup any of our $100 million investment in Reliant Pharmaceuticals, LLC (“Reliant”); (xiv) the securities litigation brought against us may result in financial losses or require the dedication of significant management resources; (xv) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xvi) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xvii) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xviii) we may not become profitable and could continue to incur losses for the foreseeable future; and (xix) we may need to raise substantial additional funding to continue research and development programs and clinical trials and could incur difficulties or setbacks in raising such funds.

Critical Accounting Policies

As fully described in the “Management Discussion and Analysis” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, we consider our critical accounting policies to be:

•	Revenue recognition;

•	Equity method investment in Reliant Pharmaceuticals, Inc.;

•	Derivatives embedded in certain debt securities;

•	Warrant valuations;

•	Cost of goods manufactured;

•	Research and development expenses; and

•	Restructuring.

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

Results of Operations

The net loss for the three months ended December 31, 2004 was $9.0 million or $0.10 per basic and diluted share as compared to a net loss of $20.9 million or $0.23 per basic and diluted share for the three months ended December 31, 2003.

The net loss for the nine months ended December 31, 2004 was $59.4 million or $0.66 per basic and diluted share as compared to a net loss of $77.7 million or $0.97 per basic and diluted share for the nine months ended December 30, 2003.

Total revenues were $23.6 million and $53.1 million for the three and nine months ended December 31, 2004, respectively, as compared to $11.2 million and $23.0 million for the three and nine months ended December 31, 2003, respectively.

Total manufacturing and royalty revenues were $16.6 million and $34.5 million for the three months and nine months ended December 31, 2004, respectively, as compared to $8.6 million and $15.5 million for the three and nine months ended December 31, 2003, respectively.

Total manufacturing revenues were $13.9 million and $27.8 million for the three and nine months ended December 31, 2004, respectively, all related to manufacturing of Risperdal Consta. This is compared to $7.5 million and $13.1 million for the three and nine months ended December 31, 2003, respectively, including $7.3 million and $12.5 million, respectively, of manufacturing revenues for Risperdal Consta. The increase in manufacturing revenues for the three and nine months ended December 31, 2004 as compared to the three months ended December 31, 2003 was due to increased shipments of Risperdal Consta to Janssen. Risperdal Consta is marketed in more than 45 countries. Under our manufacturing and supply agreement with Janssen, we earn manufacturing revenues upon shipment of product by Alkermes to Janssen based on a percentage of Janssen’s net selling price. These percentages are based on the volume of units shipped to Janssen in any given calendar year, with a minimum manufacturing fee of 7.5%. We anticipate that we will earn manufacturing revenues at an average of 8.2% of Janssen’s net sales price for Risperdal Consta in the fiscal year ending March 31, 2005 as compared to 9.8% in the fiscal year ended March 31, 2004. As discussed below, in the quarter ended June 30, 2004, we ceased commercial production of Nutropin Depot and there were therefore no manufacturing revenues earned during the three and nine months ended December 31, 2004 related to Nutropin Depot.

Total royalty revenues were $2.7 million and $6.7 million for the three and nine months ended December 31, 2004, respectively, including $2.6 million and $6.5 million, respectively, of royalty revenues for Risperdal Consta. This is compared to $1.1 million and $2.4 million for the three and nine months ended December 31, 2003, respectively, including $0.9 million and $1.8 million, respectively, of royalty revenues from Risperdal Consta. The increase in royalty revenues for the three and nine months ended December 31, 2004 as compared to the same period in 2003 was due to an increase in global sales of Risperdal Consta by Janssen. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of Risperdal Consta in the quarter when the product is sold by Janssen.

Research and development revenue under collaborative arrangements was $7.0 million and $18.6 million for the three and nine months ended December 31, 2004, respectively. This compares to $2.6 million and $7.5 million for the three and nine months ended December 31, 2003, respectively. The increase in research and development revenue for the three and nine months ended December 31, 2004 as compared to the same period in 2003 was primarily due to revenues earned related to work performed on the Eli Lilly and Company (“Lilly”) AIR insulin and AIR human growth hormone (“hGH”) programs and to work performed on several other collaborative programs. See discussion of the funding of our Lilly development programs in “Liquidity and Capital Resources” below.

Cost of goods manufactured was $4.9 million and $12.6 million for the three and nine months ended December 31, 2004, consisting of approximately $4.9 million and $10.3 million, respectively, for Risperdal Consta and $0 and $2.3 million for Nutropin Depot. Cost of goods manufactured was $4.1 million and $11.2 million for three and nine months ended December 31, 2003, consisting of approximately $2.7 million and $7.5 million, respectively, for Risperdal Consta and $1.4 million and $3.7 million, respectively, for Nutropin Depot. The increase in cost of goods manufactured in the three months ended December 31, 2004 as compared to the same period in 2003 was primarily the result of increased manufacturing volumes of Risperdal Consta as well as a one-time write-off of Nutropin Depot inventory of $1.3 million recorded under the caption “Cost of goods manufactured” in our condensed consolidated statement of operations in the quarter ended June 30, 2004.

Research and development expenses were $20.1 million and $66.8 million for the three and nine months ended December 31, 2004 as compared to $21.1 million and $66.2 million for the three and nine months ended December 30, 2003. Research and development expenses were lower in the three months ended December 30, 2004 as compared to the three months ended December 30, 2003 primarily due to a decrease in external research costs related to the clinical trials of Vivitrex. The increase in research and development expenses for the nine months ended December 30, 2004 as compared to the nine months ended December 30, 2003 was primarily due to increases in personnel costs related to our proprietary and collaborator product candidates and to increases in occupancy costs, partially offset by a decrease in external research costs related to the clinical trials of Vivitrex.

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

Product		Phase of Clinical
Candidate	Indication	Development (1)
Risperdal Consta	Schizophrenia	Marketed
Vivitrex	Alcohol dependence	Phase III
Vivitrex	Opioid dependence	Phase II
AIR Insulin	Diabetes	Phase II
Exenatide LAR (AC2993)	Diabetes	Phase II
AIR hGH	Growth hormone deficiency	Phase I
AIR Epinephrine	Anaphylaxis	Phase I
Others	Various	Preclinical

(1)	“Phase I” clinical trials indicates that the compound is being tested in humans for safety and preliminary indications of biological activity in a limited patient population. “Phase II” clinical trials indicates that the trial is being conducted in patients to provide information on dosing and is testing for safety and preliminary evidence of efficacy. “Phase III” clinical trials indicates that the trial is being conducted in patients and is testing the safety and efficacy of the compound. “Preclinical” indicates that we or our partners are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in animal models or biochemical assays.

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

In October 2004, Alkermes and Serono discontinued development of the sustained-release version of recombinant human follicle stimulating hormone (“r-hFSH”) for the treatment of infertility. Despite positive early-stage clinical trial results, this decision was based on a shift of priorities within Serono.

In November 2004, we, along with partners Amylin Pharmaceuticals, Inc. and Lilly made the decision to initiate a Phase II multi-dose study of exenatide LAR (long-acting release), in type 2 diabetes patients using a once-a-week dosing regimen. Patient screening and enrollment for the Phase II multi-dose study began in January 2005. The study is expected to be completed by early 2006. Data from the ongoing Phase II single-dose study have demonstrated sustained release of exenatide with no dose-limiting effects.

In January 2005, we announced that we will expand production capacity for Risperdal Consta by building a third production line. This expansion at Alkermes’ Wilmington, Ohio, facility is designed to meet anticipated future demand for Risperdal Consta. Under the terms of the agreement with Janssen, we will be responsible for managing the design, engineering, construction, validation and all other aspects of the project based upon a mutually-agreed project plan, and Janssen will reimburse us for such costs incurred in accordance with a mutually agreed upon budget. Upon validation of such facility, Alkermes will be responsible for on-going operating costs.

Sales, general and administrative expenses were $6.9 million and $21.3 million for the three and nine months ended December 31, 2004 as compared to $6.5 million and $18.2 million for the three and nine months ended December 31, 2003. Sales, general and administrative expenses for the three and nine months ended December 31, 2004 were higher than in the three and nine months ended December 31, 2003 primarily as a result of an increase in sales and marketing costs as we prepare for the potential future commercialization of Vivitrex.

In August 2002, we announced a restructuring program to reduce our cost structure as a result of the financial impact of a delay in the U.S. launch of Risperdal Consta by our collaborative partner, Janssen (the “2002 Restructuring”). The restructuring program reduced our workforce by 122 employees, representing 23% of our total workforce at that time, and included consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of our medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and reductions of other expenses. As of December 31, 2004, we had paid in cash or written off an aggregate of approximately $1.6 million in employee separation costs and approximately $4.2 million in facility closure costs in connection with the 2002 Restructuring. The amounts remaining in the 2002 Restructuring accrual at December 31, 2004 related to facility lease costs and are expected to be paid through fiscal 2006.

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

As of December 31, 2004, we had paid in cash or written off an aggregate of approximately $8.6 million in facility closure costs and $0.1 million in employee separation costs in connection with the 2004 Restructuring. The amounts remaining in the 2004 Restructuring accrual at December 31, 2004 are expected to be paid out through fiscal 2009 and relate primarily to estimates of lease costs associated with the exited facility.

The following table displays the restructuring activities and liability accounts included in accrued restructuring costs:

	Balance				Balance
(In thousands)	March 31,			Non-cash	December 31,
Type of Liability	2004	Charges	Payments	Write-downs	2004
2002 Restructuring
Employee separation costs	$—	$—	$—	$—	$—
Facility closure costs	1,138	—	(655)	—	483

	1,138	—	(655)	—	483

2004 Restructuring
Employee separation costs	—	146	(137)	—	9
Facility closure costs	—	11,750	(443)	(8,150)	3,157

	—	11,896	(580)	(8,150)	3,166

Total	$1,138	$11,896	$(1,235)	$(8,150)	$3,649

Interest income was $0.6 million and $1.9 million for the three and nine months ended December 31, 2004 as compared to $1.0 million and $2.6 million for the three and nine months ended December 31, 2003. The decrease for the nine month periods was primarily the result of lower average cash and investment balances held during the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003.

Other income (expense), net was income of $0.1 million and expense of $ 0.7 million in the three and nine months ended December 31, 2004 as compared to expense of $0.7 million and income of $1.8 million for the three and nine months ended December 31, 2003. Other income (expense), net represents income or expense recognized on the net changes in the fair value of warrants of public companies held by us in connection with collaboration and licensing arrangements, which are recorded as derivatives under the caption “Other assets” in the condensed consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

During the three and nine months ended December 31, 2004, we recorded derivative losses of $0.3 million and derivative income of $2.3 million for changes in the estimated value of the Three-Year Interest Make-Whole feature of the 2 1/2% Convertible Subordinated Notes due 2023 (the “2 1/2% Subordinated Notes”). The estimated value of the Three-Year Interest Make-Whole feature is carried in the consolidated balance sheets under the caption “Derivative liability related to convertible notes” and will be adjusted to its fair value on a quarterly basis until it expires or is paid. Quarterly adjustments to the fair value of the Three-Year Interest Make-Whole will be charged to “Derivative income (losses) related to convertible subordinated notes” in the condensed consolidated statements of operations until it is paid out or expires. The recorded value of the derivative liability related to the 2 1/2% Subordinated Notes, approximately $2.3 million, at December 31, 2004, can fluctuate significantly based on fluctuations in the market value of our common stock.

During the three months and nine months ended December 31, 2003, we recorded derivative income of $0.7 million and derivative losses of $4.0 million in the condensed consolidated statements of operations. In June 2003, we announced that we had exercised our automatic conversion right for the 6.52% Senior Notes. In July 2003, upon conversion of the then outstanding 6.52% Senior Notes and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and the balance was reduced to zero.

Interest expense was $1.2 million and $3.5 million for the three and nine months ended December 31, 2004, respectively, as compared to $1.2 million and $5.3 million for the three and nine months ended December 31, 2003. The decrease for the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2004 was primarily the result of a lower interest rate payable on the convertible debt outstanding during the respective periods.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments were approximately $78.1 million at December 31, 2004 as compared to $143.9 million at March 31, 2004. The decrease in cash and cash equivalents and short-term investments during the nine months ended December 31, 2004 was primarily a result of cash outflows to fund our operations and to acquire fixed assets.

We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper, with the exception of our $100 million investment in Reliant. Our investment objectives for our investments, other than our investment in Reliant, are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. Investments classified as long-term at December 31, 2004 consist of U.S. Government obligations held as collateral under certain irrevocable standby letters of credit required under certain lease agreements, including the lease for our corporate headquarters.

In August and September 2003, we issued an aggregate of $125.0 million principal amount of 2 1/2% Subordinated Notes. The 2 1/2% Subordinated Notes are convertible into shares of our common stock at a conversion price of $13.85 per share, subject to adjustment in certain events. The 2 1/2% Subordinated Notes bear interest at 2 1/2% per year, payable semiannually on March 1 and September 1, commencing on March 1, 2004 and are subordinated to existing and future senior indebtedness of Alkermes.

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

If an automatic conversion occurs on or prior to September 1, 2006, we will pay additional interest in cash or, at our option, in common stock, equal to three full years of interest on the converted notes, “Three-Year Interest Make-Whole”, less any interest actually paid or provided for on the notes prior to automatic conversion. If we elect to pay the additional interest in common stock, the shares of common stock will be valued at 97.5% of the average closing price of our common stock for the five trading days immediately preceding the second trading day prior to the conversion date.

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

In December 2003, Lilly made additional payments to us totaling approximately $7.0 million in order to fund an increase in the scope of our joint development programs, $3.0 million of which represented funding for the Lilly insulin development program and the remaining $4.0 million represented funding for the Lilly hGH development program. The $7.0 million payment was recorded as deferred revenue in the consolidated balance sheets in the quarter ended December 31, 2003. When the funding for a program provided for by the proceeds from the sale of Convertible Preferred Stock has been spent, we will begin to recognize revenue on that program as work is performed. As of June 30, 2004, the entire $5.0 million of funding from the Convertible Preferred Stock related to the Lilly hGH program had been spent. As of September 30, 2004, the entire $25.0 million of funding from the Convertible Preferred Stock related to the Lilly insulin program had been spent. Therefore, beginning in the quarter ended June 30, 2004 for the Lilly hGH program and beginning in the quarter ended September 30, 2004 for the Lilly insulin program, we recorded revenue for work performed on the Lilly hGH and Lilly insulin programs in our condensed consolidated statements of operations. As of December 31, 2004, all of the funding was fully earned and there are no amounts recorded as a current liability under the caption of “Deferred revenue” in the condensed consolidated balance sheets.

Under an addendum to our manufacture and supply agreement with Janssen, Janssen is required to pay us certain minimum amounts of manufacturing revenues relating to our sales of Risperdal Consta to Janssen beginning in 2003. The actual amount of such minimum manufacturing revenues will be determined by a formula and is currently estimated to aggregate approximately $150.0 million. As of December 31, 2004, we had recognized approximately $65 million of cumulative manufacturing revenues against the estimated $150.0 million minimum. Janssen’s minimum revenue obligation will be satisfied when Alkermes reaches approximately $150.0 million in cumulative manufacturing revenues earned from sales of Risperdal Consta to Janssen. While the manufacture and supply agreement with Janssen specifies annual minimum revenues expected to be paid to Alkermes over a ten year period beginning in calendar 2003, we expect our annual manufacturing revenues to exceed those annual minimums. In December 2002, Janssen prepaid the first two years of minimum manufacturing revenues to us, totaling $23.9 million and these amounts were recorded as deferred revenue in our consolidated balance sheets. We have assigned and contributed to Royalty Sub the right to all manufacturing fees payable to ACT II under the manufacturing and supply agreement – see Subsequent Event in the notes to the condensed consolidated financial statements. As of December 31, 2004, all of the prepayment was earned and there were no amounts recorded as a current liability under the caption “Deferred revenue” in the condensed consolidated balance sheets.

We do not have any off-balance sheet arrangements, other than operating leases in the ordinary course of business. Capital expenditures were approximately $12.7 million for the nine months ended December 31, 2004, principally reflecting equipment purchases and building expansion and improvements. We expect our capital expenditures to total approximately $25.0 million during fiscal year 2005, primarily to expand our manufacturing infrastructure for Risperdal Consta and Vivitrex in addition to continued improvements to our manufacturing and development facilities in Massachusetts and Ohio. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing loans, General Electric Capital Corporation (“GE”) and Johnson & Johnson Finance Corporation have security interests in certain of our assets.

On December 22, 2004, we entered into a term loan in the principal amount of $3.7 million with GE. The term loan is secured by certain of our equipment pursuant to a security agreement and is subject to an ongoing financial covenant. The loan is payable in 36 monthly installments with the final installment due on December 27, 2007 and bears a floating interest rate equal to the one month London Interbank Offered Rate (“LIBOR”), which is determined monthly, plus a certain fixed interest rate. We may prepay the term loan without any penalty, contingent on GE’s approval, and further use the $3.7 million of available credit to finance new equipment purchases with the same terms and conditions as noted below. If we fail to pay any amounts when due, or is in default under or fails to perform any term or condition of the security agreement, then GE may elect to accelerate the entire outstanding principal amount of the loan with accrued interest such that the amounts are immediately due and payable from us to GE. In addition, all amounts accelerated shall bear interest at 18% until such amounts are paid in full.

Additionally, on December 22, 2004, we entered into a commitment for equipment financing with GE. The equipment financing will further require an amendment to an existing Master Lease Agreement dated as of October 16, 2002, as amended by Amendment dated November 7, 2002, by and between us and GE. The equipment financing, in the form of an equipment lease line, provides us the ability to finance up to $18.3 million in new equipment purchases through December 31, 2005. The equipment financing would be secured by the purchased equipment and will be subject to a financial covenant. The lease terms would provide us with the option at the end of the lease to (a) purchase the equipment from GE at the then prevailing market value, (b) renew the lease at a fair market rental value, subject to remaining economic useful life requirements, or (c) return of the equipment to GE, subject to certain conditions.

In January 2005, we announced that we will expand production capacity for Risperdal Consta by building a third production line. This expansion at our Wilmington, Ohio, facility is designed to meet anticipated future demand for Risperdal Consta. Under the terms of the agreement, we will be responsible for managing the design, engineering, construction, validation and all other aspects of the project based upon a mutually-agreed project plan, and Janssen will reimburse us for such costs incurred in accordance with a mutually agreed upon budget. Upon validation of such facility, Alkermes will be responsible for on-going operating costs.

On February 1, 2005, Alkermes Controlled Therapeutics Inc. II (“ACT II”), a Pennsylvania corporation and wholly-owned subsidiary of Alkermes, Inc., pursuant to the terms of a purchase and sale agreement, sold, assigned and contributed to RC Royalty Sub LLC, a Delaware limited liability company, and wholly-owned subsidiary of ACT II (“Royalty Sub”) the rights of ACT II to collect certain royalty payments and manufacturing fees (the “Royalty Payments”) payable to ACT II under the Janssen Agreements (defined below) and certain agreements that may arise in the future, in exchange for approximately $145 million in cash. The Royalty Payments arise under (i) the license agreements dated February 13, 1996 for the United States and its territories and February 21, 1996 for all countries other than the United States and its territories, by and between ACT II and Janssen Pharmaceutica Inc. and certain of its affiliated entities (“JP”) and (ii) the Manufacturing and Supply Agreement dated August 6, 1997 by and between JPI Pharmaceutica International (“JPI” and together with JP, “Janssen”), JP and ACT II (collectively, the “Janssen Agreements”). The assets of Royalty Sub will not be available to satisfy other obligations of ours.

Also on February 1, 2005, Royalty Sub issued an aggregate principal amount of $170 million of its Risperdal Consta® PhaRMA SM Secured 7% Notes due 2018 (the “7% Notes”) to certain institutional investors in a private placement and at a discount for net proceeds after transaction expenses of approximately $145 million. The Royalty Payments are the sole source of payment for the 7% Notes. We will receive all of the Risperdal Consta revenues in excess of interest, premium, if any, and principal payments. Principal on the 7% Notes must be paid in full by the final legal maturity date of January 1, 2018, unless redeemed earlier. Non-payment of principal will not be an event of default prior to January 1, 2018. The annual cash coupon rate is 7% and is payable quarterly, beginning on April 1, 2005, however portions of the principal amount that are not paid off in accordance with the expected principal repayment profile will accrue interest at 9.75%. The yield to maturity on the 7% Notes is 9.75%. Through January 1, 2009, the 7% Note holders will receive only the quarterly cash interest payments. In addition, beginning on April 1, 2009, principal payments will be made to investors, subject to certain conditions. Timing of the principal repayment will be based on the revenues received by Royalty Sub but will occur no earlier than equally over the twelve quarters between April 1, 2009 and

January 1, 2012, subject to certain conditions. The 7% Notes, however, may be redeemed at Royalty Sub’s option, subject, in certain circumstances, to the payment of a redemption premium.

The 7% Notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent an applicable exemption from the registration requirements of the Act. A more detailed description of the obligations of Alkermes and Royalty Sub can be found in our Form 8-K, filed with the Securities and Exchange Commission in connection with this transaction.

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

We believe that our current cash and cash equivalents and short-term investments combined with anticipated manufacturing and royalty revenues, research and development revenues under collaborative arrangements, the approximately $145 million in net proceeds received from the private placement of the 7% Notes and interest income, will be sufficient to meet out anticipated capital requirements through at least March 31, 2007.

The contractual cash obligations disclosure included in our annual report on Form 10-K for the year ended March 31, 2004 has not materially changed since we filed that report, except for the term loan and purchase obligations as follows:

			One to	Four to	After
		Less Than	Three Years	Five Years	Five Years
		One Year	(Fiscal	(Fiscal	(After
(In thousands)	Total	(Fiscal 2005)	2006 - 2008)	2009-2010)	Fiscal 2010)
Contractual Cash Obligations:
Term Loan	$4,178	$212	$3,966	$—	$—
7% Notes (1)	—	—	—	—	—
Purchase Obligations	5,580	4,860	720	—	—

(1)	The 7% Notes were issued by RC Royalty Sub LLC, a wholly-owned subsidiary of Alkermes. The 7% Notes are non-recourse to Alkermes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As part of our investment portfolio we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our short-term investments and restricted investments consist of U.S. Government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our investments are subject to interest rate risk, and could decline in value if interest rates increase. Due to the conservative nature of our short-term investments and investments policy we do not believe that we have a material exposure to interest rate risk. Although our investments are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

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

A 10% increase or decrease in market interest rates on our term loan with GE would not result in a material impact on our operations. Since the interest rates on our 2 1/2% Subordinated Notes, 3.75% Convertible Subordinated Notes, capital leases and the Notes issued in the private placement in February 2005 are fixed, we are not subject to interest rate risk on these financial instruments.

We hold warrants of public companies received in connection with collaboration and licensing arrangements, which are recorded as derivatives under the caption “Other assets” in the condensed consolidated balance sheets. The recorded value of such warrants, and accordingly our “Other income (expense), net”, can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants

Foreign Currency Exchange Rate Risk

The royalty revenues we recognize and report in our condensed consolidated statements of operations and the related payments we receive on our Risperdal Consta product are calculated as a percentage of the net sales made by our collaborative partner. Some of these sales made by our collaborative partner are made in foreign countries. These foreign sales are initially denominated in foreign currency in which the sale is made and subsequently converted into U.S. dollars at the then foreign currency spot rate to determine the amount that our collaborative partner pays us as royalties. Fluctuations in the foreign currency exchange ratio between the U.S. dollars and these foreign currencies will have the effect of increasing or decreasing our recognized and reported royalty revenues and the related payments we receive even if there is a constant amount of sales in foreign currencies. For example, if the U.S. dollar strengthens against a foreign currency, then our royalty revenues and related payments will decrease given a constant amount of sales in such foreign currency.

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

Item 4. Controls and Procedures

As of December 31, 2004, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Beginning in October 2003, we and certain of our current and former officers and directors were named as defendants in six purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The cases were captioned: Bennett v. Alkermes, Inc., et. al., 1:03-CV-12091 (D. Mass.); Ragosta v. Alkermes, Inc., et. al., 1:03-CV-12184 (D. Mass.); Barry Family LP v. Alkermes, Inc., et. al., 1:03-CV-12243 (D. Mass.); Waltzer v. Alkermes, Inc., et. al., 1:03-CV-12277 (D. Mass.); Folkerts v. Alkermes, Inc., et. al., 1:03-CV-12386 (D. Mass.); and Slavas v. Alkermes, Inc., et. al., 1:03-CV-12471 (D. Mass.). On May 14, 2004, the six actions were consolidated into a single action captioned: In re Alkermes Securities Litigation, Civil Action No. 03-CV-12091-RCL (D. Mass.). On July 12, 2004, a single consolidated amended complaint was filed on behalf of purchasers of our common stock during the period April 22, 1999 to July 1, 2002. The consolidated amended complaint generally alleges, among other things, that, during such period, the defendants made misstatements to the investing public relating to the manufacture and FDA approval of our Risperdal Consta product. The consolidated amended complaint seeks unspecified damages. On September 10, 2004, we and the individual defendants filed a motion to dismiss all claims asserted against us and them in a consolidated amended complaint in their entirety. The Court heard oral argument on the motion on January 12, 2005, and we are awaiting a decision on the motion. Although we believe these allegations are without merit and intend to vigorously defend against them, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

     (a) List of Exhibits:

Exhibit No.
10.1	Promissory Note by and between Alkermes, Inc. and General Electric Capital Corporation, dated December 22, 2004 (filed herewith).

10.2	Master Security Agreement by and between Alkermes, Inc. and General Electric Capital Corporation dated December 22, 2004 (filed herewith).

10.3	Addendum No. 001 To Master Security Agreement by and between Alkermes, Inc. and General Electric Capital Corporation, dated December 22, 2004 (filed herewith).

10.4*	Fourth Amendment To Development Agreement and First Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 20, 2000 (with certain confidential information deleted) (filed herewith).

10.5*	Third Amendment To Development Agreement, Second Amendment To Manufacturing and Supply Agreement and First Amendment To License Agreements by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated April 1, 2000 (with certain confidential information deleted) (filed herewith).

10.6*	Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 21, 2002 (with certain confidential information deleted) (filed herewith).

10.7*	Amendment to Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica

Exhibit No.
Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 16, 2003 (with certain confidential information deleted) (filed herewith).

10.8*	Amendment to Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 22, 2003 (with certain confidential information deleted) (filed herewith).

10.9*	Fourth Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated January 10, 2005 (with certain confidential information deleted) (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Confidential treatment requested for portions of this document and is pending clearance with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES, INC. (Registrant)
Date: February 8, 2005	By:	/s/ Richard F. Pops
Richard F. Pops
Chief Executive Officer and Director (Principal Executive Officer)

Date: February 8, 2005	By:	/s/ James M. Frates
James M. Frates
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
10.1	Promissory Note by and between Alkermes, Inc. and General Electric Capital Corporation, dated December 22, 2004 (filed herewith).

10.2	Master Security Agreement by and between Alkermes, Inc. and General Electric Capital Corporation dated December 22, 2004 (filed herewith).

10.3	Addendum No. 001 To Master Security Agreement by and between Alkermes, Inc. and General Electric Capital Corporation, dated December 22, 2004 (filed herewith).

10.4*	Fourth Amendment To Development Agreement and First Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 20, 2000 (with certain confidential information deleted) (filed herewith).

10.5*	Third Amendment To Development Agreement, Second Amendment To Manufacturing and Supply Agreement and First Amendment To License Agreements by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated April 1, 2000 (with certain confidential information deleted) (filed herewith).

10.6*	Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 21, 2002 (with certain confidential information deleted) (filed herewith).

10.7*	Amendment to Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 16, 2003 (with certain confidential information deleted) (filed herewith).

10.8*	Amendment to Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 22, 2003 (with certain confidential information deleted) (filed herewith).

10.9*	Fourth Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated January 10, 2005 (with certain confidential information deleted) (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Confidential treatment requested for portions of this document and is pending clearance with the Securities and Exchange Commission.