Form 10-K
period 2005-03-31
ALKERMES INC
filed 2005-06-14
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      As of September 30, 2004 (the last business day of the second fiscal quarter) the aggregate market value of the 87,835,891 outstanding shares of voting and non-voting common equity held by non-affiliates of the registrant was $1,013,626,182. Such aggregate value was computed by reference to the closing price of the common stock reported on the NASDAQ National Market on September 30, 2004.
      As of May 31, 2005, 90,021,880 shares of the Registrant’s common stock were issued and outstanding, and 382,632 shares of the Registrant’s non-voting common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Definitive Proxy Statement to be filed within 120 days after March 31, 2005 for the Registrant’s Annual Shareholders’ Meeting are incorporated by reference into Part III of this Report on Form 10-K.

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
General
      Alkermes, Inc. (together with its subsidiaries, referred to as “we”, “us”, “our” or the “Registrant”), a Pennsylvania corporation organized in 1987, is a pharmaceutical company that develops products based on sophisticated drug delivery technologies to enhance therapeutic outcomes in major diseases. Our lead commercial product, Risperdal Consta®[(risperidone) long-acting injection], is the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and is marketed worldwide by Janssen-Cilag (“Janssen”), a division of Johnson & Johnson. Our lead proprietary product candidate, Vivitrex® (naltrexone long-acting injection) is being developed as a once-monthly injection for the treatment of alcohol dependence. We have a pipeline of extended-release injectable products and pulmonary drug products based on our proprietary technologies and expertise. Our product development strategy is twofold: we partner our proprietary technology systems and drug delivery expertise with some of the world’s finest pharmaceutical companies and we also develop novel proprietary drug candidates for our own account. Our headquarters is in Cambridge, Massachusetts, and we operate research and manufacturing facilities in Massachusetts and Ohio.
Our Strategy
      We are leveraging our unique drug delivery capabilities and technologies as the means to develop, both with partners and on our own, novel drug products that may enhance therapeutic outcomes. The key elements of our strategy are as follows:
      Collaborate with pharmaceutical and biotechnology companies to develop and finance product candidates. We have entered into multiple collaborations with pharmaceutical and biotechnology companies to develop product candidates incorporating our technologies, to provide us with funding for product development independent of capital markets, to share development risk and, in some cases, to provide access to patented drug candidates.
      Apply drug delivery systems to both approved drugs and drugs in development. We are applying our drug delivery technologies to novel applications and formulations of pharmaceutical products that have already been approved by the U.S. Food and Drug Administration (the “FDA”) or other regulatory authorities. In such cases, we and any partners we are working with may develop a novel dosage form or application with the knowledge of a drug’s safety and efficacy profile, and a body of clinical experience from which to draw information for the design of clinical trials, and for regulatory submissions. We also apply our technologies to drugs in development that could benefit from our delivery systems.
      Establish independent product development capabilities and infrastructure. Based upon our own knowledge and the best practices we have adopted from our collaborators, our experienced scientists have built an in-house product development organization that enables us to develop product candidates for our collaborators and for ourselves. Our product development experience and infrastructure give us flexibility in structuring development programs and the ability to conduct both feasibility studies and clinical development programs for our collaborators and for ourselves.
      Expand our pipeline with additional product candidates for our own account. We develop our own proprietary product candidates by applying our drug delivery technologies to certain off-patent pharmaceuticals. For example, we have completed a Phase III clinical trial for Vivitrex for the treatment of alcohol dependence and submitted a New Drug Application (“NDA”) to the FDA for marketing approval of Vivitrex. We are also developing inhaled epinephrine based on our AIR® pulmonary drug delivery system for the treatment of anaphylaxis. In addition, we may in-license or acquire certain compounds to develop on our own.
      Establish our own specialized sales and marketing capabilities. We are in the process of establishing an organization for the sales and marketing of Vivitrex. We are also in discussions with potential marketing partners regarding the commercialization of Vivitrex. We may seek to expand our commercial capabilities through the development, or acquisition, of additional products.
Products and Product Candidates in Development
      The following table summarizes the primary indications, development stage and collaborative partner, if any, for our products and product candidates. This table is qualified in its entirety by reference to the more detailed descriptions appearing elsewhere in this Form 10-K. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials and there can be no assurance that our, or our collaborators’, clinical trials will demonstrate the safety and efficacy of any product candidates necessary to obtain regulatory approval.

Product Candidate	Indication	Stage(1)	Collaborative Partner

Risperdal Consta®	Schizophrenia	Marketed	Janssen
Vivitrex®	Alcohol Dependence	NDA filed	Not applicable(2)
Vivitrex®	Opioid Dependence	Phase II	Not applicable(2)
AIR® Insulin	Diabetes	Phase II	Lilly
Exenatide LAR	Diabetes	Phase II	Amylin
AIR® hGH	Growth Hormone Deficiency	Phase I	Lilly
AIR® Epinephrine	Anaphylaxis	Phase I	Not applicable
Others	Various	Preclinical	Undisclosed

(1)	See “Government Regulation” for definitions of “Phase I,” “Phase II” and “Phase III” clinical trials. “Preclinical” indicates that we or our partners are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in animal models or biochemical assays.

(2)	This program has been funded in part with federal funds from the National Institute on Alcohol Abuse and Alcoholism, and the National Institutes of Health.
Products and Development Programs
      Risperdal Consta. We have developed a long-acting formulation of Janssen’s antipsychotic drug Risperdal, called Risperdal Consta, using our Medisorb® technology for the treatment of schizophrenia, a brain disorder the symptoms of which include disorganized thinking, delusions and hallucinations. Risperdal Consta is marketed in more than 45 countries around the world including the U.S., U.K., Spain, France and Germany. The product has been approved in more than 75 countries, and Janssen continues to launch the product around the world. Risperdal is the most commonly prescribed drug for the treatment of schizophrenia and had sales of over $3.1 billion worldwide in 2004 for the relief of symptoms associated with schizophrenia and bipolar disorder. In January 2005, Janssen announced the initiation of a Phase III clinical trial with Risperdal Consta, with the goal of expanding the label to include maintenance therapy for bipolar disorder. Risperdal Consta is administered via injection every two weeks, as opposed to Risperdal tablets, which must be taken daily.
      We are the exclusive manufacturer of Risperdal Consta for Janssen, and we earn both manufacturing fees and royalties from Janssen. Under our manufacturing and supply agreement with Janssen, we record manufacturing revenues upon shipment of product by us to Janssen based on a percentage of Janssen’s net selling price. These percentages are based on the volume of units shipped to Janssen in any given calendar year, with a minimum manufacturing fee of 7.5%. In fiscal 2005, our manufacturing revenues were based on an average of 8.1% of Janssen’s net sales price for Risperdal Consta compared to 9.8% in fiscal 2004 and 12.3% in fiscal 2003. Under our license agreements with Janssen, we also record royalty revenues equal to 2.5% of Janssen’s net sales of Risperdal Consta in the quarter when the product is sold by Janssen. In January 2005, we announced that we would be expanding the capacity of our plant in Wilmington, Ohio to produce Risperdal Consta, with funding support from Janssen.
      Under our manufacture and supply agreement, Janssen is required to pay us certain minimum amounts of manufacturing revenues relating to our sales of Risperdal Consta to Janssen. The actual amount of the minimum manufacturing revenues is determined by a formula and is currently estimated to aggregate approximately $184.5 million. This amount was increased from $150.0 million in the fourth quarter of fiscal 2005, as a result of additional investment by us in the Risperdal Consta manufacturing infrastructure. As of March 31, 2005, we had recognized approximately $78.5 million of cumulative manufacturing revenues against the estimated $184.5 million minimum. Janssen’s minimum revenue obligation will be satisfied when Alkermes reaches approximately $184.5 million in cumulative manufacturing revenues earned from sales of Risperdal Consta to Janssen. While the manufacture and supply agreement with Janssen specifies annual minimum revenues expected to be paid to us over a ten year period beginning in calendar 2003, we expect our annual manufacturing revenues to exceed those annual minimums. In December 2002, Janssen prepaid the first two years of minimum manufacturing revenues to us, totaling $23.9 million and these amounts were recorded as deferred revenue in our consolidated balance sheets. As of March 31, 2005, we have recognized the $23.9 million as revenue in our consolidated statement of operations and comprehensive loss.
      Vivitrex. Vivitrex, our most advanced proprietary product candidate, is an injectable, extended-release Medisorb formulation of naltrexone. Naltrexone is an FDA-approved drug indicated for the treatment of alcohol dependence and for the blockade of effects of exogenously administered opioids, and is currently available in daily oral dosage form. It is estimated that in the U.S., 2.3 million individuals seek treatment for alcoholism each year. We believe there is a significant need for a product that will offer a new treatment option and may help improve day-to-day compliance in this patient population. Vivitrex is designed to provide once-monthly dosing and provides the option to alcohol dependent patients of a once-monthly injection rather than the once-daily oral dosing regimen of naltrexone. In March 2005, we submitted an NDA to the FDA for marketing approval of Vivitrex. In May 2005, we were informed by the FDA that the NDA has been filed for review and has been granted a priority review designation. The submission of the NDA does not guarantee approval for marketing.
      In April 2005, the Journal of the American Medical Association (JAMA) published the results of our Phase III study of Vivitrex in alcohol dependent patients. The multi-center, double-blind, placebo-controlled study of 624 patients showed that a once-monthly dose of Vivitrex, in combination with counseling, significantly reduced the rate of heavy drinking in alcohol dependent patients over the six-month treatment period.
      If approved, we will manufacture Vivitrex for commercial sales. We plan to commercialize Vivitrex using a specialty sales force to call on addiction specialists and substance abuse centers, however, we are also in discussions with potential partners regarding the commercialization of Vivitrex in the U.S. and around the world.
      AIR insulin. We are collaborating with Eli Lilly and Company (“Lilly”) to develop inhaled formulations of insulin and other potential products for the treatment of diabetes based on our AIR pulmonary drug delivery technology. Multiple early stage clinical trials have been completed for a formulation, which is currently in Phase II clinical development. Lilly is responsible for conducting such clinical trials. We will manufacture AIR insulin for clinical trials. Under our current agreement we and Lilly will manufacture such products for commercial sales, if any.
      In August 2004, Lilly made a positive product decision to proceed with significant investment for the further development of AIR insulin. The decision followed the successful execution of several critical steps: the completion and analysis of data from a Phase II study; the attainment of certain manufacturing capabilities as decided by Lilly; and the development and testing of the commercial AIR insulin inhaler system. The Phase II trial was a multi-center, cross-over design study with 120 patients with type 1 diabetes receiving an inhaled formulation of insulin using AIR technology for a three-month period.
      In December 2002, we expanded our collaboration with Lilly following the achievement of development milestones relating to clinical progress and manufacturing activities for our AIR insulin dry powder aerosol and inhaler. In connection with the expansion, Lilly purchased $30.0 million of our convertible preferred stock. We used a significant portion of the proceeds from the sale of the preferred stock to fund the joint development program, including certain clinical trials, during calendar year 2003 and 2004. In addition, under this agreement, the royalty rate payable to us based on revenues of potential AIR insulin products has been increased. Lilly has the right to exchange the preferred shares for a reduction in the royalty rate payable to us. The preferred stock is convertible into our common stock at market price, under certain conditions at our option, and automatically upon filing of an NDA with the FDA for an AIR insulin product. In December 2003, Lilly made additional payments to us totaling approximately $7.0 million to fund an increase in the scope of our AIR insulin and AIR hGH development programs with them. As of March 31, 2005, this funding has been recorded as revenue in the consolidated statement of operations and comprehensive loss. Ongoing development work is being funded by Lilly.
      Exenatide LAR. We are developing a long-acting release (LAR) Medisorb formulation of Amylin Pharmaceutical, Inc.’s (“Amylin”) exenatide. Exenatide injection (trade name BYETTAtm) was recently approved by the FDA as adjunctive therapy to improve blood sugar control in patients with type 2 diabetes who have not achieved adequate control on metformin and/or a sulfonylurea, two commonly used oral diabetes medications. BYETTA is a twice daily injection. Amylin has entered into a collaboration agreement with Lilly for the development and commercialization of exenatide, including exenatide LAR.
      In January 2005, Alkermes, Amylin and Lilly initiated a Phase II randomized, placebo-controlled, multi-dose study of exenatide LAR in patients with type 2 diabetes using a once-a-week dosing regimen. The multiple-dose study includes approximately 45 subjects with type 2 diabetes who were failing to achieve adequate glucose control using diet and exercise with or without metformin.
      We are initially responsible for developing and testing several formulations, manufacturing for clinical trials, and for initial commercial manufacturing of any products that may be developed pursuant to the agreement on terms and conditions to be determined. Amylin is responsible for conducting clinical trials, securing regulatory approvals and marketing any products resulting from the collaboration on a worldwide basis.
      AIR hGH. We are collaborating with Lilly to develop an inhaled formulation of human growth hormone (“hGH”) based on our AIR pulmonary drug delivery technology. In January 2002, we announced the decision to proceed with multi-dose Phase I clinical studies for inhaled hGH following the successful completion of a single-dose Phase I trial. In connection with the December 2002 preferred stock transaction, we agreed to use a portion of the proceeds to fund the AIR hGH development program, including certain clinical trials, during calendar year 2003 and into 2004. Lilly is conducting clinical trials for AIR hGH. We will manufacture the AIR hGH formulation for both clinical trials and commercial manufacturing, if any. In December 2003, Lilly made additional payments to us totaling approximately $7.0 million to fund an increase in the scope of our AIR insulin and AIR hGH development programs with them. As of March 31, 2005, this funding has been recorded as revenue in the consolidated statement of operations and comprehensive loss. Ongoing development work is being funded by Lilly.
      AIR Epinephrine. We are developing an inhaled formulation of epinephrine for the treatment of anaphylaxis, which is a sudden, often severe, systemic allergic reaction. Inhaled epinephrine is our proprietary product based on our AIR pulmonary delivery technology. Currently, patients self-administer epinephrine by intramuscular injection. We believe that an inhaled dosage form of epinephrine may offer patients significant advantages over injections, such as ease of use and direct topical treatment of airway obstruction. We have completed our third Phase I study of inhaled epinephrine and met with the FDA to review the clinical requirements for approval. We are currently formulating our clinical plans in response to discussions with the FDA and will be reviewing our plans with the FDA prior to the initiation of additional clinical trials.
Collaborative Arrangements
      Our business strategy includes forming collaborations to access technological, financial, marketing, manufacturing and other resources. We have entered into several corporate collaborations, as described below.
Janssen
      Pursuant to a development agreement, we collaborated with Janssen on the development of Risperdal Consta. Under the development agreement, Janssen provided development funding to us for the development of Risperdal Consta and is responsible for securing all necessary regulatory approvals. Risperdal Consta has been approved in more than 75 countries, including the U.S. Risperdal Consta has been launched in more than 45 countries, including the U.S. and major European markets. We exclusively manufacture Risperdal Consta for commercial sale and receive manufacturing revenues when product is shipped to Janssen and royalty revenues upon the final sale of product.
      Under related license agreements, Janssen and an affiliate have exclusive worldwide licenses from us to use and sell Risperdal Consta. Under the license agreements, Janssen is required to pay us certain royalties with respect to all Risperdal Consta sold to customers. Janssen can terminate the license agreements upon 30 days’ prior written notice.
      Pursuant to a manufacture and supply agreement, Janssen has appointed us as the exclusive supplier of Risperdal Consta for commercial sales. The agreement terminates on expiration of the license agreements. In addition, either party may terminate the agreement upon a material breach by the other party which is not resolved within 60 days’ written notice or upon written notice in the event of the other party’s insolvency or bankruptcy. Janssen may terminate the agreement upon six months’ written notice after such event. Janssen also has certain minimum revenue obligations to us which are described in the “Products and Development Programs” section in this Form 10-K.
Lilly

AIR Insulin
      We entered into a development and license agreement with Lilly in April 2001 for the development of inhaled formulations of insulin and other compounds potentially useful for the treatment of diabetes, based on our AIR pulmonary drug delivery technology. Pursuant to the agreement, we are responsible for formulation and preclinical testing as well as the development of a device to use in connection with any products developed. Lilly has paid or will pay to us certain initial fees, research funding and milestones payable upon achieving certain development and commercialization goals. Lilly has exclusive worldwide rights to make, use and sell pulmonary formulations of such compounds. Lilly will be responsible for clinical trials, obtaining all regulatory approvals and marketing any AIR insulin products. We will manufacture such product candidates for clinical trials and both we and Lilly will manufacture such products for commercial sales, if any. We will receive certain royalties and commercial manufacturing fees based upon such product sales, if any.
      Lilly has the right to terminate the agreement upon 90 days’ written notice at any time prior to the first commercial launch of a product or upon 180 days’ written notice at any time after such first commercial launch. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days of written notice of material breach or default.
      We entered into an agreement with Lilly in February 2002 that provided for an investment by them in our production facility for inhaled pharmaceutical products based on our AIR pulmonary drug delivery technology. This facility, located in Chelsea, Massachusetts, is designed to accommodate the manufacturing of multiple products. Lilly’s investment was used to fund a portion of AIR insulin production and packaging capabilities. This funding is secured by Lilly’s ownership of specific equipment located and used in the facility. We have the right to purchase the equipment from Lilly, at any time, at the then-current net book value.
      In December 2002, we expanded our collaboration with Lilly following the achievement of development milestones relating to clinical progress and manufacturing activities for our insulin dry powder aerosols and inhalers. In connection with the expansion, Lilly purchased $30.0 million of our convertible preferred stock. We used a significant portion of the proceeds from the sale of the preferred stock to fund the joint development program for inhaled insulin during calendar year 2003 and used the remaining proceeds in calendar year 2004. In addition, the royalty rate payable to us based on revenues of potential AIR insulin products has been increased. Lilly has the right to exchange the preferred shares for a reduction in the royalty rate payable to us. The preferred stock is convertible into our common stock at market price, under certain conditions at our option, and automatically upon filing of an NDA with the FDA for an AIR insulin product. In December 2003, Lilly made additional payments to us totaling approximately $7.0 million to fund an increase in the scope of our AIR insulin and AIR hGH development programs with them. As of March 31, 2005, this funding has been recorded as revenue in the consolidated statement of operations and comprehensive loss.

AIR hGH
      We entered into a development and license agreement with Lilly in February 2000 for the development of an inhaled formulation of human growth hormone based on our AIR pulmonary drug delivery technology. Pursuant to the agreement, we are responsible for formulation and preclinical testing as well as the development of a device to use in connection with any products developed. Lilly has paid or will pay to us certain initial fees, research funding and milestones payable upon achieving certain development and commercialization goals. In connection with the December 2002 preferred stock transaction, we agreed to use a portion of the proceeds to fund the AIR hGH development program during calendar year 2003 and into 2004. In December 2003, Lilly made additional payments to us totaling approximately $7.0 million to fund an increase in the scope of our AIR insulin and AIR hGH development programs with them. As of March 31, 2005, this funding has been recorded as revenue in the consolidated statement of operations and comprehensive loss. Lilly has exclusive worldwide rights to make, use and sell products resulting from such development. Lilly will be responsible for clinical trials, obtaining all regulatory approvals and marketing any products. We will manufacture any such products for clinical trials and commercial sales and receive manufacturing revenues and royalties on product sales, if any.
      Lilly has the right to terminate the agreement upon 90 days’ written notice at any time prior to the first commercial launch of a product or upon 180 days’ written notice at any time after such first commercial launch. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days of written notice of material breach or default.
Amylin
      We entered into a development and license agreement with Amylin in May 2000 for the development of a long-acting Medisorb formulation of exenatide LAR for the treatment of type 2 diabetes.
      Pursuant to the development and license agreement, Amylin has an exclusive, worldwide license to the Medisorb technology for the development and commercialization of injectable extended-release formulations of exendins and other related compounds that Amylin may develop. Amylin has entered into a collaboration agreement with Lilly for the development and commercialization of exenatide, including exenatide LAR. We receive funding for research and development and milestone payments comprised of cash and warrants for Amylin common stock upon achieving certain development and commercialization goals and will also receive a combination of royalty payments and manufacturing fees based on future product sales, if any. We are initially responsible for developing and testing several formulations, manufacturing for clinical trials, and for initial commercial manufacturing of any products that may be developed pursuant to the agreement on terms and conditions to be determined. Amylin is responsible for conducting clinical trials, securing regulatory approvals and marketing any products resulting from the collaboration on a worldwide basis.
      Amylin may terminate the development agreement for any reason upon 90 days’ written notice if such termination occurs before filing an NDA with the FDA or 180 days’ written notice after such event. In addition, either party may terminate the development agreement upon a material default or breach by the other party that is not cured within 60 days’ written notice.
Serono
      In October 2004, Alkermes and Serono discontinued the development of a sustained-release version of recombinant human follicle stimulating hormone (“r-hFSH”) for the treatment of infertility.
Genentech
      On June 1, 2004, Alkermes and Genentech, Inc. (“Genentech”) announced the decision to stop commercialization of Nutropin Depot®, an injectable long-acting formulation of Genentech’s recombinant growth hormone for pediatric use based on our ProLease® drug delivery system. The decision was based on the significant resources required by both companies to continue manufacturing and commercializing the product. In connection with this decision, we ceased commercial manufacturing of Nutropin Depot and recorded net restructuring charges of approximately $11.5 million in our consolidated statement of operations and comprehensive loss in fiscal 2005. The restructuring charges consisted of approximately $0.1 million in employee separation costs, including severance and related benefits, and approximately $11.4 million in facility closure costs, including fixed asset write-offs and estimates of future lease costs relating to our ability to sublease the exited facility through the end of the lease term in August 2008. In addition to the restructuring charges, we also recorded a one-time write-off of Nutropin Depot inventory of approximately $1.3 million in fiscal 2005, which was recorded under the caption “Cost of goods manufactured” in our consolidated statement of operations and comprehensive loss.
Drug Delivery Technology
      Our current focus is on the development of products that improve clinical outcomes based on our broadly applicable, proprietary drug delivery technologies addressing several important drug delivery opportunities, including injectable extended-release of proteins, peptides and small molecule pharmaceutical compounds and the pulmonary delivery of small molecules, proteins and peptides. We partner our proprietary technology systems and drug delivery expertise with leading pharmaceutical and biotechnology companies and develop novel, proprietary drug candidates for our own account.
Medisorb: injectable extended-release of traditional small molecule pharmaceuticals
      Medisorb is our proprietary technology for encapsulating traditional small molecule pharmaceuticals in microspheres made of common medical polymers. Medisorb is designed to enable novel formulations of pharmaceuticals by providing controlled, extended-release over time. We believe Medisorb is suitable for encapsulating stable, small molecule pharmaceuticals and certain peptides at a large scale, and also that Medisorb formulations may have superior features of safety, efficacy, compliance and ease of use for drugs currently administered by frequent injection or administered orally. Drug release from the microsphere is controlled by diffusion of the pharmaceutical through the microsphere and by biodegradation of the polymer. These processes can be modulated through a number of formulation and fabrication variables, including drug substance and microsphere particle sizing and choice of polymers and excipients.
      The Medisorb drug delivery system utilizes a manufacturing process that consists of three basic steps. First, the drug is combined with a polymer solution. Second, the drug/polymer solution is mixed with an external or aqueous phase to form liquid microspheres which solidify as the polymer solvent diffuses out the microspheres. Third, the microspheres are collected and dried to produce a finished product. The microspheres are suspended in a small volume of liquid prior to use and are administered to a patient by injection under the skin or into a muscle. We believe drug release from the Medisorb system can be controlled to last from a few days to several months.
ProLease: injectable extended-release of fragile proteins and peptides
      ProLease is our proprietary technology for the stabilization and encapsulation of fragile proteins and peptides in microspheres made of common medical polymers. Our proprietary expertise in this field lies in our ability to preserve the biological activity of fragile drugs over an extended period and to manufacture these formulations using components and processes believed to be suitable for human pharmaceutical use. ProLease is designed to enable novel formulations of proteins and peptides by replacing frequent injections with controlled, extended-release over time. We believe ProLease formulations have the potential to improve patient compliance and ease of use by reducing the need for frequent self-injection, to lower costs by reducing the need for frequent office visits and to improve safety and efficacy by reducing both the variability in drug levels inherent in frequent injections and the aggregate amount of drug given over the course of therapy. In addition, ProLease may provide access to important new markets currently inaccessible to drugs that require frequent injections or are administered orally.
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
      AIR particles can be aerosolized and inhaled efficiently with simple inhaler devices because low forces of cohesion allow the particles to disaggregate easily. We are developing a family of relatively inexpensive, compact, easy to use inhalers. The AIR devices are breath activated and made from injection molded plastic. The powders are designed to quickly discharge from the device over a range of inhalation flow rates, which may lead to low patient-to-patient variability and high lung deposition of the inhaled dose. By varying the ratio and type of excipients used in the formulation, we believe we can deliver a range of drugs from the device that may provide both immediate and extended release.

Manufacturing
      We currently have clinical and commercial manufacturing facilities in Massachusetts and Ohio that are responsible for making product from our three product technologies, Medisorb, Prolease and AIR. We either purchase active drug product from third parties or receive it from our third party collaborators to formulate using our product technologies. The manufacture of our product candidates for clinical trials and commercial purposes is subject to current good manufacturing practices (cGMP) and other regulatory agency regulations. We have been producing commercial products since 1999 and have limited experience operating FDA-approved commercial manufacturing sites. Delays in obtaining regulatory agency approvals may result in delays in commercial launch. Such delays could materially adversely affect our competitive position and our business, financial condition and results of operations.
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
      We own and occupy approximately 100,000 square feet of manufacturing, office and laboratory space in Wilmington, Ohio. We manufacture Risperdal Consta for Janssen at this facility. The facility has been inspected by U.S. and European regulatory authorities and they have concluded that the facility meets required cGMP standards for continued commercial manufacturing. In January 2005, we announced that we will expand bulk production capacity for Risperdal Consta. The expansion of this facility is designed to meet anticipated future demand for Risperdal Consta. Our partner, Janssen, will help fund the building of a new bulk manufacturing line.
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
      We lease a 32,000 square foot commercial scale manufacturing facility in Cambridge, Massachusetts that we are not currently utilizing. We exited this facility in connection with the restructuring of operations in June 2004 and have marketed it for sublet. The lease expires in August 2008.
      We have a cGMP clinical production facility, within our headquarters facility, in Cambridge, Massachusetts. The facility is used to manufacture product candidates using our ProLease extended-release delivery system for use in clinical trials.
AIR
      The AIR manufacturing process uses spray drying technology to produce highly porous particles for drug delivery to the lung. We combine drugs provided by our partners or purchased from generic manufacturers with certain excipients commonly used in other aerosol formulations and spray dry the solution in commercial spray dryers. During the manufacturing process, solutions of drugs and excipients are spray dried to form a free flowing powder and the powder is filled and packaged into final dosage units. We have a clinical manufacturing facility in Cambridge, Massachusetts where powders and final dosage units are prepared under cGMP for use in clinical trials.
      In February 2002, we entered into an agreement with Lilly that provided for an investment by Lilly in our production facility for inhaled pharmaceutical products based on our AIR pulmonary drug delivery technology. This 90,000 square foot facility located in Chelsea, Massachusetts is designed to accommodate manufacturing of multiple products and contains a 40,000 square foot facility used for clinical production. AIR’s inhalation devices are produced under cGMP at a contract manufacturer in the U.S.
Marketing
      Under our collaboration agreements with Janssen, Lilly and Amylin, these companies have the right and the obligation to market the products developed thereunder if, and when, regulatory approval is obtained. If approved, we plan to commercialize Vivitrex using a specialty sales force to call on addiction specialists and substance abuse centers. We are also in discussions with potential partners to assist us in marketing Vivitrex in the U.S. and around the world. We currently have no internal sales and marketing capabilities, or an infrastructure to support such activities, and have limited experience in the commercialization of pharmaceutical products. Therefore, the successful commercial launch of Vivitrex and our future profitability may depend on our ability to develop a capable specialty sales force and suitable marketing capabilities for Vivitrex and/or entering into a partnering arrangement for Vivitrex.
      We currently have no experience in marketing or selling pharmaceutical products. In order to achieve commercial success for any product candidate approved by the FDA or other regulatory authorities, we must either develop a marketing and sales capability or enter into arrangements with third parties to market and sell our products. There can be no assurance that we will successfully develop such experience or that we will be able to enter into marketing and sales agreements with others on acceptable terms, if at all. If we develop our own marketing and sales capability, we will compete with other companies that currently have experience and well-funded marketing and sales operations. To the extent we enter into co-promotion or other sales and marketing arrangements with other companies, any revenues received by us will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.
Competition
      The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. We face, and will continue to face, intense competition in the development, manufacturing, marketing and commercialization of our products and product candidates from academic institutions, government agencies, research institutions, biotechnology and pharmaceutical companies, including our collaborators, and other drug delivery companies. There can be no assurance that developments by others will not render our products, product candidates or our technologies obsolete or noncompetitive, or that our collaborators will not choose to use competing drug delivery methods. Presently, we have no sales force or marketing experience and we have only limited commercial manufacturing experience. In addition, many of our competitors and potential competitors have substantially more capital resources, manufacturing and marketing experience, research and development resources and production facilities than we do. Many of these competitors also have significantly more experience than we do in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals.
      With respect to Medisorb and ProLease, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products. For example, a number of products are being developed which may compete with Risperdal Consta, including a number of new oral compounds for the treatment of schizophrenia, and paliperidone palmitate, an injectable, four week long-acting product being developed by Johnson & Johnson. With respect to AIR, we are aware that there are other companies marketing or developing pulmonary delivery systems for pharmaceutical products, including a collaboration between Pfizer Inc. (“Pfizer”) and Nektar Therapeutics for pulmonary insulin. Pfizer and Sanofi-Aventis filed applications for marketing authorization in the U.S. and Europe for pulmonary insulin. In many cases, there are products on the market or in development that may be in direct competition with our product candidates. In addition, other companies are developing new chemical entities or improved formulations of existing products which, if developed successfully, could compete against our formulations of any products we develop or those of our collaborators. These chemical entities are being designed to have different mechanisms of action or improved safety and efficacy. In addition, our collaborators may develop, either alone or with others, products that compete with the development and marketing of our product candidates. Because there is rapid technological change in the industry and because other companies have more resources than we do, other companies may: (i) develop their products more rapidly than we can; (ii) complete any applicable regulatory approval process sooner than we can; or (iii) offer their newly developed products at prices lower than our prices. There can be no assurance that we will be able to compete successfully with such companies. The existence of competitive products developed by our competitors, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.
Patents and Proprietary Rights
      Our success will be dependent, in part, on our ability to obtain patent protection for our product candidates and those of our collaborators, maintaining trade secret protection and operating without infringing upon the proprietary rights of others.
      We have a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. We have filed numerous U.S and international patent applications directed to compositions of matter as well as processes of preparation and methods of use, including applications relating to each of our delivery technologies. We own approximately 112 issued U.S. patents. No U.S. patent issued to us that is currently material to our business will expire prior to 2013. In the future, we plan to file further U.S. and foreign patent applications directed to new or improved products and processes. We intend to file additional patent applications when appropriate and defend our patent position aggressively.
      We have exclusive rights through licensing agreements with third parties to approximately 38 issued U.S. patents, a number of U.S. patent applications and corresponding foreign patents and patent applications in many countries, subject in certain instances to the rights of the U.S. government to use the technology covered by such patents and patent applications. No issued U.S. patent to which we have licensed rights and which is currently material to our business will expire prior to 2016. Under certain licensing agreements, we currently pay annual license fees and/or minimum annual royalties. During the fiscal year ended March 31, 2005, these fees totaled approximately $0.3 million. In addition, under these licensing agreements, we are obligated to pay royalties on future sales of products, if any, covered by the licensed patents.
      We know of several U.S. patents issued to other parties that may relate to our products and product candidates. One party has asked us to compare our Medisorb technology to that party’s patented technology. Another party has asked a collaborative partner to substantiate how our ProLease microspheres are different from that party’s patented technology. The manufacture, use, offer for sale, sale or import of some of our product candidates might be found to infringe on the claims of these patents. A party might file an infringement action against us. Our cost of defending such an action is likely to be high and we might not receive a favorable ruling.
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
Government Regulation
      Prior to marketing, any products we or our collaborators develop must undergo an extensive regulatory approval process, which includes preclinical testing and clinical trials of such product candidates to demonstrate safety and efficacy. The manufacture and marketing of pharmaceutical products in the U.S. requires the approval of the FDA under the Federal Food, Drug and Cosmetic Act. The FDA has established mandatory procedures and safety standards which apply to the preclinical testing and clinical trials, manufacture and marketing of pharmaceutical products. Similar standards are established by non-U.S. regulatory bodies for marketing approval of pharmaceutical products and medical devices. Pharmaceutical manufacturing is also regulated by state, local and other authorities. The regulatory approval process in the U.S. is described in brief below.
      As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animal models to assess the drug’s efficacy, identify potential safety problems and evaluate potential for harm to humans. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application (“IND”), which must be reviewed by the FDA within 30 days of submission and before proposed clinical (human) testing can begin. If the FDA is not convinced of the safety, it has the authority to place the program on hold and request additional animal data or changes to the study design. Studies supporting approval of products in the U.S. are typically accomplished under an IND.
      Typically, clinical testing involves a three-phase process: Phase I trials are conducted with a small number of healthy subjects and are designed to provide information about both product safety and the expected dose of the drug; Phase II trials are conducted on patients and designed to provide additional information on dosing and preliminary evidence of product efficacy; Phase III trials are large-scale studies designed to provide statistical evidence of efficacy and safety in patients. The results of the preclinical testing and clinical trials of a pharmaceutical product, as well as the information on the manufacturing of the product and proposed labeling, are then submitted to the FDA in the form of a New Drug Application or NDA, or for a biological product in the form of a Product License Application (“PLA”), for approval to commence commercial sales. Preparing such applications involves considerable data collection, verification, analysis and expense. In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Submission of the NDA does not guarantee approval. At the same time, an FDA request for additional information does not mean the product may not be approved or will significantly delay approval. It is also possible that the labeling may be more limited than what was originally projected. Each NDA application is unique and should be considered as such.
      This regulatory process can span many years and require the expenditure of substantial resources. Data obtained from preclinical testing and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA approval. In addition, changes in FDA approval policies or requirements may occur, or new regulations may be promulgated, which may result in delay or failure to receive FDA approval. Similar delays or failures may be encountered in foreign countries. Delays, increased costs and failures in obtaining regulatory approvals could have a material adverse effect on our business, financial condition and results of operations.

      Among the conditions for NDA or PLA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform with cGMP on an ongoing basis. Before approval of an NDA or PLA, the FDA may perform a pre-approval inspection of a facility to determine its compliance with cGMP and other rules and regulations. In complying with cGMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. After a facility is licensed, it is subject to periodic inspections by the FDA. Facilities are also subjected to the requirements of other government bodies, such as the U.S. Occupational Safety & Health Administration and Environmental Protection Agency.
      Similarly, NDA or PLA approval may be delayed or denied due to cGMP non-compliance or other issues at contract sites or suppliers included in the NDA or PLA, and the correction of these shortcomings may be beyond our control.
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
Employees
      As of May 31, 2005, we had approximately 528 full-time employees. A significant number of our management and professional employees have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific and senior management personnel; however, competition for such personnel is intense. None of our employees are covered by a collective bargaining agreement. We consider our relations with employees to be good.
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

Risperdal Consta
      In December 2003, Janssen launched Risperdal Consta in the U.S. for the treatment of schizophrenia. The success of the launch in the U.S. and other countries throughout the world is uncertain and the revenues received from the sale of Risperdal Consta may not meet our partner’s expectations, each for reasons outside of our control, including those outlined above. Our revenues also depend heavily on manufacturing fees we receive from our partner for Risperdal Consta. Our revenues will fluctuate from quarter to quarter based on a number of factors, including our partner’s orders, the timing of shipments, our ability to manufacture successfully, our yield and our production schedule. In order to meet our financial plans, we will need to bring additional manufacturing capacity on-line in a timeframe adequate to meet demand and prevent shortfalls in supply. In addition, the costs to manufacture Risperdal Consta may be higher than anticipated if certain volume levels are not achieved and we may not be able to supply the product in a timely manner. If Risperdal Consta does not produce significant revenues, if manufacturing costs are higher than anticipated or if we are unable to supply our partner’s requirements, our business, results of operations and financial condition would be materially adversely affected.

Vivitrex
      In December 2003, we announced results of a Phase III clinical trial in alcohol dependent patients testing the safety and efficacy of repeat doses of Vivitrex, an injectable extended-release formulation of naltrexone. On March 31, 2005, we submitted an NDA to the FDA for Vivitrex and on May 27, 2005, we announced that the application had been accepted by the FDA. However, there can be no assurance that the FDA will interpret the data contained within the NDA in the same manner as we do or that the NDA will be approved. We are relying in part on the efficacy data from the original approval of oral naltrexone under Section 505(b)(2) of the U.S. Food, Drug and Cosmetic Act. While we believe only one Phase III efficacy study will be required for approval, the FDA may not agree. There can be no assurance that the Phase III clinical trial results and other clinical and pre-clinical data will be sufficient to obtain regulatory approvals elsewhere in the world. Even if regulatory approvals are received in other countries, we will have to market Vivitrex ourselves or enter into co-promotion or sales and marketing arrangements with other companies. We currently have no sales force or any marketing experience and arrangements with other companies may result in dependence on such other companies for revenues. In either event, a market for Vivitrex may not develop as expected. In addition, we may not be able to manufacture Vivitrex successfully at a commercial scale.

Our manufacturing experience is limited.
      We currently manufacture Risperdal Consta and all of our product candidates. The manufacture of drugs for clinical trials and for commercial sale is subject to regulation by the FDA under cGMP regulations and by other regulators under other laws and regulations. We have manufactured product candidates for use in clinical trials but have limited experience in manufacturing products for commercial sale. We cannot assure you that we can successfully manufacture our products under cGMP regulations or other laws and regulations in sufficient quantities for commercial sale, or in a timely or economical manner.
      Our manufacturing facilities in Massachusetts and Ohio require specialized personnel and are expensive to operate and maintain. Any delay in the regulatory approval or market launch of product candidates to be manufactured in these facilities will require us to continue to operate these expensive facilities and retain specialized personnel, which may increase our losses.
      We have two manufacturing plants; one in Ohio and one in Massachusetts. Our plant in Ohio includes one cGMP validated production line for Risperdal Consta and two additional commercial manufacturing lines under development; one for Risperdal Consta and the other for Vivitrex. Construction of these two additional production lines in Ohio is complete and validation is underway. Our plant in Massachusetts includes manufacturing capabilities for our AIR pulmonary drug delivery candidates. Construction of a portion of this facility was recently completed and validation is underway. Validation is an ongoing process that must be maintained to allow us to manufacture under cGMP guidelines.
      The FDA and a European regulatory authority have inspected and approved our existing manufacturing facility for Risperdal Consta. We cannot guarantee that the FDA or any foreign regulatory agencies will approve our other facilities or, once approved, that any of our facilities will remain in compliance with cGMP regulations.
      The manufacture of pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time. We may not be able to resolve any such difficulties in a timely fashion, if at all. We are currently the sole manufacturer of Risperdal Consta and are planning higher production volume for Risperdal Consta in the coming year. If we were not able to add such additional capacity or if anything were to interfere with our continuing manufacturing operations in any of our facilities, it could materially adversely affect our business and financial condition.
      If more of our product candidate progress to mid- to late-stage development, we may incur significant expenses in the expansion and/or construction of manufacturing facilities and increases in personnel in order to manufacture product candidates. For example, we do not currently have commercial manufacturing capacity for our partnered product exenatide LAR. The development of a commercial-scale manufacturing process is complex and expensive. We cannot assure you that we have the necessary funds or that we will be able to develop this manufacturing infrastructure in a timely or economical manner, or at all.
      Currently, many of our product candidates, including Vivitrex, are manufactured in small quantities for use in clinical trials. We cannot assure you that we will be able to successfully manufacture each of our product candidates at a commercial scale in a timely or economical manner, or at all. If any of these product candidates are approved by the FDA or other drug regulatory authorities for commercial sale, we will need to manufacture them in larger quantities. If we are unable to successfully increase our manufacturing scale or capacity, the regulatory approval or commercial launch of such product candidate may be delayed, there may be a shortage in supply of such product candidate or our margins may become uneconomical. In addition, we are responsible for the entire supply chain for Vivitrex, including the sourcing of raw materials and active pharmaceutical agents from third parties. We have no previous experience in managing a complex, cGMP supply chain and issues with our supply sources may have a materially adverse effect on our business and financial condition.
      If we fail to develop manufacturing capacity and experience, fail to continue to contract for manufacturing on acceptable terms, or fail to manufacture our product candidates economically on a commercial scale or in commercial volumes, or in accordance with cGMP regulations, our development programs and commercialization of any approved products will be materially adversely affected. This may result in delays in receiving FDA or foreign regulatory approval for one or more of our product candidates or delays in the commercial production of a product that has already been approved. Any such delays could materially adversely affect our business and financial condition.

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

We have no sales and marketing experience and capabilities, which may make commercializing our products difficult.
      We currently have no sales, marketing or distribution experience and capabilities. Therefore, in order to commercialize our product candidates, we must either develop our own sales, marketing and distribution capabilities or collaborate with a third party to perform these functions. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with our collaborative partners and other third parties. For example, we rely on Janssen to market and distribute Risperdal Consta. In these instances, our future revenues will be materially dependent upon the success of the efforts of these third parties.
      If approved, we plan to commercialize Vivitrex using a specialty sales force to call on addiction specialists and substance abuse centers. We are also in discussions with potential partners to assist us in marketing Vivitrex in the U.S. and around the world. We currently have no internal sales and marketing capabilities, or an infrastructure to support such activities, and have limited experience in the commercialization of pharmaceutical products. Therefore, the successful commercial launch of Vivitrex and our future profitability may depend on our ability to develop a capable specialty sales force and suitable marketing capabilities for Vivitrex and/or entering into a partnering arrangement for Vivitrex. The development of our own sales force and marketing capabilities will result in us incurring significant costs before the time that we may generate significant revenues. We may not be able to attract and retain qualified marketing or sales personnel, or be able to establish an effective specialty sales force for Vivitrex. The cost of establishing and maintaining a sales force may exceed its cost effectiveness.

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
      Historically, the results from preclinical testing and early clinical trials often have not predicted results of later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Clinical trials conducted by us, by our collaborative partners or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for our product candidates. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates, and it may be difficult to design efficacy studies for product candidates in new indications.
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

•	potential delay by a collaborative partner in beginning the clinical trial;

•	inability to recruit clinical trial participants at the expected rate;

•	failure of clinical trials to demonstrate a product candidate’s safety or efficacy;

•	inability to follow patients adequately after treatment;

•	unforeseen safety issues;

•	inability to manufacture sufficient quantities of materials used for clinical trials; or

•	unforeseen governmental or regulatory delays.
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

We may not become profitable.
      We have had net operating losses since being founded in 1987. At March 31, 2005, our accumulated deficit was $627.1 million. There can be no assurance we will achieve profitability.
      A major component of our revenue is dependent on our partners’ ability to sell, and our ability to manufacture economically, our marketed products, particularly Risperdal Consta. In addition, if we do not enter into a collaborative agreement for the commercialization of Vivitrex or, if approved, Vivitrex sales are not significant, we could have significant losses in the future due to ongoing expenses to launch and commercialize Vivitrex.
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
      Approval from the FDA is required to manufacture and market pharmaceutical products in the U.S. Regulatory agencies in foreign countries have similar requirements. The process that pharmaceutical products must undergo to obtain this approval is extensive and includes preclinical testing and clinical trials to demonstrate safety and efficacy and a review of the manufacturing process to ensure compliance with cGMP regulations. In March 2005, we submitted an NDA with the FDA for marketing approval of Vivitrex. See “Risperdal Consta, Vivitrex and our other product candidates may not generate significant revenues.”
      This process can last many years and be very costly and still be unsuccessful. FDA or foreign regulatory approval can be delayed, limited or not granted at all for many reasons, including:

•	a product candidate may not be safe or effective;

•	data from preclinical testing and clinical trials may be interpreted by the FDA or foreign regulatory agencies in different ways than we or our partners interpret it;

•	the FDA or foreign regulatory agencies might not approve our manufacturing processes or facilities;

•	the FDA or foreign regulatory agencies may change their approval policies or adopt new regulations;

•	a product candidate may not be approved for all the indications we or our partners request; or

•	the FDA may not agree with our or our partners’ regulatory approval strategies or components of our or our partners’ filings, such as clinical trial designs.

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
      We know of several U.S. patents issued to third parties that may relate to our product candidates. One of those third parties has asked us to compare our Medisorb technology to that third party’s patented technology. Another such third party has asked a collaborative partner to substantiate how our ProLease microspheres are different from that third party’s patented technology. The manufacture, use, offer for sale, sale or importing of any of these product candidates might be found to infringe the claims of these third party patents. A third party might file an infringement action against us. Our cost of defending such an action is likely to be high and we might not receive a favorable ruling.
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
      As more products are commercialized using our technologies, or as any product achieves greater commercial success, our patents become more likely to be subject to challenge by potential competitors.

We are exposed to product liability claims and recalls.
      We may be exposed to liability claims arising from the commercial sale of Risperdal Consta, or the use of our product candidates, such as Vivitrex, in clinical trials or commercially once approved. These claims may be brought by consumers, clinical trial participants, our collaborative partners or third parties selling the products. We currently carry product liability insurance coverage in such amounts as we believe are sufficient for our business. However, we cannot provide any assurance that this coverage will be sufficient to satisfy any liabilities that may arise. As our development activities progress and we continue to have commercial sales, this coverage may be inadequate; we may be unable to obtain adequate coverage at an acceptable cost or we may be unable to get adequate coverage at all. This could prevent or limit our commercialization of our product candidates or commercial sales of our products. Even if we are able to maintain insurance that we believe is adequate, our financial condition may be materially adversely affected by a product liability claim.
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
      We derive significant revenues from Risperdal Consta from sales in foreign countries. Such revenues may fluctuate when translated to U.S. dollars as a result of changes in foreign currency exchange rates.

We face competition in the biotechnology and pharmaceutical industries, and others.
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
      Our product candidates if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our product candidates may also compete with new products currently under development by others or with products which may cost less than our product candidates. Physicians, patients, third-party payors and the medical community may not accept or utilize any of our product candidates that may be approved. If our products do not achieve significant market acceptance, our business and financial condition will be materially adversely affected.

Risperdal Consta revenues may not be sufficient to repay our obligations for our Secured 7% Notes.
      Pursuant to the terms of a purchase and sales agreement between Alkermes and Royalty Sub, we are obligated to repay certain obligations to holders of our Secured 7% Notes. There can be no assurance that we will have sufficient cash to satisfy these obligations.

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
      As discussed above under “We may require additional funds to complete our programs and such funding may not be available on commercially favorable terms and may cause dilution to our existing shareholders,” we may issue additional equity securities or securities convertible into equity securities to raise funds, thus reducing the ownership share of the current holders of our common stock, which may adversely affect the market price of the common stock. In addition, we were obligated, at March 31, 2005, to issue 17,812,268 shares of common stock upon the vesting and exercise of stock options and vesting of stock awards, 9,978 shares of common stock issuable upon conversion of the 3.75% Subordinated Notes, 2,834,735 shares of common stock issuable upon conversion of the Convertible Preferred Stock and 9,025,275 shares of common stock issuable upon conversion of the 2.5% Convertible Subordinated Notes. Any of our shareholders could sell all or a large number of their shares, which could adversely affect the market price of our common stock.

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

•	non-approval, set-backs or delays in the development or manufacture of our product candidates and success of our research and development programs;

•	public concern as to the safety of drugs developed by us or others;

•	announcements of issuances of common stock or acquisitions by Alkermes;

•	developments of our corporate partners;

•	announcements of technological innovations or new therapeutic products or drug delivery methods by us or others;

•	changes in government regulations or policies or patent decisions;

•	failure to meet our financial expectations or changes in opinions of analysts who follow our stock; or

•	general market conditions.

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
      In December 2001, we made a $100.0 million investment in Series C convertible, redeemable preferred units of Reliant Pharmaceuticals, LLC (“Reliant”) and we currently own approximately 12% of Reliant. In March 2004, Reliant converted from a limited liability company to a corporation. Reliant is a privately held pharmaceutical company marketing branded, prescription pharmaceutical products to primary care physicians in the U.S. Our investment in Reliant is illiquid and required us to take noncash charges based on Reliant’s net losses from its operations. We recorded equity losses of $100.0 million related to our Reliant investment from the date of our investment through March 31, 2003 and, as required under the equity method of accounting, our $100.0 million dollar investment was reduced to zero in the same time period. Since we have no further funding commitments to Reliant, we will not record any further share of Reliant’s losses in our consolidated statement of operations and comprehensive loss. Although Reliant recently announced that it had filed a registration statement on Form S-1 with the Securities and Exchange Commission for an initial public offering, we may not realize any return on our $100.0 million investment.

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
      We lease approximately 260,000 square feet of space in Cambridge, Massachusetts under several leases expiring in the calendar years 2005 to 2012. These leases contain provisions permitting us to extend their terms for up to two ten-year periods. Our corporate headquarters, administration and laboratories are located in this space. We also perform clinical manufacturing at this location that uses our ProLease and AIR technologies. Approximately 81,000 square feet of this space is not being utilized by us and the majority of the idle space has been sublet. This space was exited in connection with the relocation of our corporate headquarters and the Company’s restructuring of operations in 2002.
      We lease a 90,000 square foot building in Chelsea, Massachusetts for clinical and commercial manufacturing utilizing our AIR technology. The lease term is for fifteen years, expiring in 2015, with an option to extend the term for up to two five year periods. The building contains a 40,000 square foot facility used for clinical production.
      We own and occupy approximately 100,000 square feet of manufacturing, office and laboratory space in Wilmington, Ohio. The facility contains a 50,000 square foot facility designed for commercial manufacturing utilizing our Medisorb technology.
      We also lease a 32,000 square foot commercial manufacturing facility in Cambridge, Massachusetts that we are not currently utilizing. The lease term is for fifteen years, expiring in 2008, with an option to extend the term for one five year period. We exited this facility in connection with the restructuring of operations in June 2004 and have marketed it for sublet.
      We believe that our current and our planned facilities are adequate for our current and near-term preclinical, clinical and commercial manufacturing requirements.

Item 3.	Legal Proceedings
      Beginning in October 2003, the Company and certain of our current and former officers and directors were named as defendants in six purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The cases were captioned: Bennett v. Alkermes, Inc., et. al., 1:03-CV-12091 (D. Mass.); Ragosta v. Alkermes, Inc., et. al., 1:03-CV-12184 (D. Mass.); Barry Family LP v. Alkermes, Inc., et. al., 1:03-CV-12243 (D. Mass.); Waltzer v. Alkermes, Inc., et. al., 1:03-CV-12277 (D. Mass.); Folkerts v. Alkermes, Inc., et. al., 1:03-CV-12386 (D. Mass.); and Slavas v. Alkermes, Inc., et. al., 1:03-CV-12471 (D. Mass.). On May 14, 2004, the six actions were consolidated into a single action captioned: In re Alkermes Securities Litigation, Civil Action No. 03-CV-12091-RCL (D. Mass.). On July 12, 2004, a single consolidated amended complaint was filed on behalf of purchasers of the Company’s common stock during the period April 22, 1999 to July 1, 2002. The consolidated amended complaint generally alleges, among other things, that, during such period, the defendants made misstatements to the investing public relating to the manufacture and FDA approval of our Risperdal Consta product. The consolidated amended complaint seeks unspecified damages. On September 10, 2004, we and the individual defendants filed a motion to dismiss all claims asserted against us and them in the consolidated amended complaint in their entirety. The Court heard oral argument on the motion on January 12, 2005, and we are awaiting a decision on the motion. Although we believe these allegations are without merit and intend to vigorously defend against them, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.
      From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information
      Our common stock is traded on the NASDAQ National Market under the symbol ALKS. We have 382,632 shares of our non-voting common stock issued and outstanding. There is no established public trading market for our non-voting common stock. Set forth below for the indicated periods are the high and low bid prices for our common stock.

	Fiscal 2005		Fiscal 2004

	High	Low	High	Low

1st Quarter	$16.93	$12.06	$14.50	$8.74
2nd Quarter	13.73	8.48	14.67	10.25
3rd Quarter	15.61	11.16	16.24	11.25
4th Quarter	14.34	10.08	17.18	13.08
      The last reported sale price of our common stock as reported on the NASDAQ National Market on May 31, 2005 was $11.60.

(b)	Stockholders
      There were 414 shareholders of record for our common stock and one shareholder of record for our non-voting common stock on May 31, 2005.

(c)	Dividends
      No dividends have been paid on the common stock to or non-voting common stock to date and we do not expect to pay cash dividends thereon in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs. Any future determination as to the payment of dividends will be at the sole discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors our Board of Directors deems relevant.

(d)	Securities authorized for issuance under equity compensation plans
      See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.	Selected Financial Data
Alkermes, Inc. and Subsidiaries

	Year Ended March 31,

	2005	2004	2003	2002	2001

		(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Manufacturing and royalty revenues	$50,124	$29,526	$15,482	$—	$—
Research and development revenue under collaborative agreements	26,002	9,528	31,784	54,102	56,030

Total revenues	76,126	39,054	47,266	54,102	56,030

Expenses:
Cost of goods manufactured	16,834	19,037	10,910	—	—
Research and development	91,065	91,097	85,388	92,092	68,774
Sales, general and administrative	28,823	26,029	26,694	24,387	19,611
Restructuring(1)	11,527	(208)	6,497	—	—
Noncash compensation (income) attributed to research and development	—	—	—	—	(2,448)

Total expenses	148,249	135,955	129,489	116,479	85,937

Operating Loss	(72,123)	(96,901)	(82,223)	(62,377)	(29,907)
Other income (expense):
Interest income	3,005	3,409	3,776	15,302	22,437
Derivative income (losses) related to convertible subordinated notes(2)	4,385	(4,514)	(4,300)	—	—
Gain on exchange of notes(3)	—	—	80,849	—	—
Interest expense	(7,394)	(6,497)	(10,403)	(8,876)	(9,399)
Other income (expense), net(4)	(1,789)	2,118	—	—	—

Total other income (expense)	(1,793)	(5,484)	69,922	6,426	13,038

Equity in losses of Reliant Pharmaceuticals, LLC(5)	—	—	(94,597)	(5,404)	—

Net loss	(73,916)	(102,385)	(106,898)	(61,355)	(16,869)
Preferred stock dividends	—	—	—	—	(7,268)

Net loss attributable to common shareholders	$(73,916)	$(102,385)	$(106,898)	$(61,355)	$(24,137)

Basic and diluted net loss per common share	$(0.82)	$(1.25)	$(1.66)	$(0.96)	$(0.43)

Weighted average number of common shares outstanding, basic and diluted	90,094	82,083	64,368	63,669	55,746

	March 31,

	2005	2004	2003	2002	2001

Condensed Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$202,567	$143,936	$136,094	$152,347	$254,928
Total assets	338,874	270,030	255,699	350,350	391,297
Long-term obligations	276,485	122,584	166,586	207,800	211,825
Convertible preferred stock	30,000	30,000	30,000	—	—
Shareholders’ equity (deficit)	$4,112	$75,930	$(5,046)	$99,664	$148,410

(1)	Represents charges (recoveries) in connection with our June 2004 and August 2002 restructurings of operations. The June 2004 and August 2002 restructuring programs were substantially completed during fiscal 2005 and 2003, respectively. However, certain closure costs related to the exited leased facilities will continue to be paid through August 2008.

(2)	Represents noncash income (losses) in connection with derivative liabilities associated with the “Two-Year Interest Make-Whole” payment provision of our 6.52% Senior Notes and the “Three-Year Interest Make-Whole” payment provision of our 2.5% Subordinated Notes. The derivative liability is recorded at fair value in the consolidated balance sheets.

(3)	Represents an $80.8 million nonrecurring gain related to the exchange of our 3.75% Subordinated Notes for our 6.52% Senior Notes.

(4)	Primarily represents income (expense) recognized on the changes in the fair value of warrants of public companies held by us in connection with collaboration and licensing arrangements, which are recorded as derivatives under the caption “Other assets” in the consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

(5)	Represents our share of Reliant Pharmaceuticals, LLC’s losses recorded under the equity method of accounting. Since we have no further funding commitments to Reliant and the investment is accounted for under the cost method effective April 1, 2004, we will not record any further share of the losses of Reliant in our consolidated statements of operations and comprehensive loss.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we” or “our”), a Pennsylvania corporation organized in 1987, is a pharmaceutical company that develops products based on sophisticated drug delivery technologies to enhance therapeutic outcomes in major diseases. Our lead commercial product, Risperdal Consta® [(risperidone) long-acting injection] is the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and is marketed worldwide by Janssen-Cilag, a subsidiary of Johnson & Johnson, together with other affiliates (“Janssen”). Our lead proprietary product candidate, Vivitrex® (naltrexone long-acting injection) is being developed as a once-monthly injection for the treatment of alcohol dependence. We have a pipeline of extended-release injectable products and pulmonary drug products based on our proprietary technology and expertise. Our product development strategy is twofold: we partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. Our headquarters is in Cambridge, Massachusetts, and we operate research and manufacturing facilities in Massachusetts and Ohio. Since our inception in 1987, we have devoted a significant portion of our resources to research and development programs and the purchase of property, plant and equipment. At March 31, 2005, we had an accumulated deficit of approximately $627.1 million.
      We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans, term loans, equipment financing arrangements and payments under research and development agreements with collaborators. We have historically developed our product candidates in collaboration with others on whom we rely for funding, development, manufacturing and/or marketing. While we continue to develop product candidates in collaboration with others, we also develop proprietary product candidates for our own account that we fund on our own.
Forward-Looking Statements
      Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning future operating results, the achievement of certain business and operating goals, manufacturing revenues, research and development spending, plans for clinical trials and regulatory approvals, financial goals and projections of capital expenditures, recognition of revenues, restructuring charges in connection with the discontinuation of Nutropin Depot® and future financings. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions.
      Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document, including but not limited to, statements concerning the achievement of certain business and operating milestones and future operating results, the successful registration, launch and commercialization of Vivitrex, continued revenue growth from Risperdal Consta; the continued regulatory approvals and commercial launches of Risperdal Consta; the successful continuation of development activities for our programs, the building of a sales and marketing infrastructure; and, the successful expansion of existing manufacturing capacity are neither promises nor guarantees and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) manufacturing and royalty revenues for Risperdal Consta may not continue to grow, particularly because we rely on our partner, Janssen, to forecast and market this product (ii) we not be able to manufacture Risperdal Consta in sufficient quantities to meet Janssen’s requirements and with sufficient yields (iii) additional regulatory approvals may not be received and additional commercial launches of Risperdal Consta in countries where it has been or may be approved may not occur in a timely and successful manner; (iv) the Food and Drug Administration (“FDA”) may not approve the New Drug Application (“NDA”) submission for Vivitrex and we may be unable to successfully register Vivitrex (v) if approved for marketing, we may be unable to develop capable internal sales and marketing capabilities, or an infrastructure to support the commercialization of Vivitrex; (vi) we may be unable to launch Vivitrex successfully, and if launched, may not produce significant revenues; (vii) we may not be able to successfully complete a strategic alliance for the commercialization of Vivitrex; (viii) our proprietary product candidates, if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved, and, if launched, may not produce significant revenues; (ix) we rely on our partners to determine the regulatory and marketing strategies for Risperdal Consta and our other partnered programs; (x) after the completion of clinical trials for our product candidates (including our proprietary product candidate, Vivitrex) and the submission for marketing approval, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays, or such authorities could refuse to approve the product at all; (xi) we may be unable to manufacture Risperdal Consta or manufacture future products (including our proprietary product candidate, Vivitrex) commercially or economically and, in addition, we may be unable to add additional production capacity for Risperdal Consta or unexpected events could interrupt manufacturing operations at our Risperdal Consta facility, which is the sole source of supply for that product; (xii) Risperdal Consta and our product candidates (including our proprietary product candidate, Vivitrex), in commercial use, may have unintended side effects, adverse reactions or incidents of misuse and the FDA or other health authorities could require post approval studies or require removal of our products from the market; (xiii) we may enter into a collaboration with a third party to market or fund a proprietary product candidate (including our proprietary product candidate, Vivitrex) and the terms of such a collaboration may not meet our expectations or the expectations of the financial markets; (xiv) our delivery technologies or product development efforts may not produce safe, efficacious or commercially viable products; (xv) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (xvi) clinical trials may take more time or consume more resources than initially envisioned; (xvii) the risk that results of earlier clinical trials are not necessarily predictive of the safety and efficacy results in larger clinical trials; (xviii) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (xix) we may not recoup any of our $100 million investment in Reliant Pharmaceuticals, LLC (“Reliant”); (xx) the securities litigation brought against us may result in financial losses or require the dedication of significant management resources; (xxi) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xxii) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xxiii) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xxiv) we may not become profitable and could continue to incur losses for the foreseeable future; and (xxv) we may need to raise substantial additional funding to continue research and development programs and clinical trials and could incur difficulties or setbacks in raising such funds.
      The forward-looking statements made in this document are made only as of the date hereof and we do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.
Critical Accounting Policies
      While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Form 10-K for the year ended March 31, 2005, we believe the following accounting policies are important to the portrayal of our financial condition and results of operations and can require estimates from time to time.
      Revenue Recognition — Manufacturing and royalty revenues consist of revenue earned under certain manufacturing and supply and license agreements for Risperdal Consta and Nutropin Depot®. Manufacturing revenues are earned when product is shipped to our collaborative partners. Royalty revenues are earned on product sales made by our collaborative partners and are recorded in the period the product is sold by our collaborative partners. Manufacturing revenues recognized by us are based on information supplied to us by our collaborative partners and may require estimates to be made. In June 2004, we and Genentech, Inc. (“Genentech”) announced the decision to discontinue commercialization of Nutropin Depot. As a result of this decision, we recorded no manufacturing revenue and $0.2 million of royalty revenue in fiscal 2005 related to Nutropin Depot.
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
      Equity Method Investment in Reliant — In December 2001, we purchased approximately 63% of an offering by Reliant of its Series C convertible, redeemable preferred units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100.0 million. Through March 31, 2004, the investment had been accounted for under the equity method of accounting because Reliant was organized as a limited liability company, which is treated in a manner similar to a partnership. Because, at the time of our investment, Reliant had an accumulated deficit from operations and a deficit in members’ capital, under applicable accounting rules, our share of Reliant’s losses from the date of our investment was being recognized in proportion to our percentage participation in the Series C financing, and not in proportion to our percentage ownership interest in Reliant. We recorded our equity in the income or losses of Reliant three months in arrears. For the fiscal years ended March 31, 2005, 2004 and 2003, this charge amounted to approximately $0.0, $0.0 and $94.6 million respectively, and was recorded in our consolidated statement of operations and comprehensive loss under the caption “equity in losses of Reliant Pharmaceuticals, LLC.” Our $100 million investment was reduced to $0.0 during the fiscal year ended March 31, 2003.
      Effective April 1, 2004, Reliant converted from a limited liability company to a corporation under Delaware state law. Because of this change from a limited liability company to a corporation, our investment in Reliant is accounted for under the cost method effective April 1, 2004. Consequently, we no longer record any share of Reliant’s net income or losses.
      Reliant is a privately held company over which we do not exercise control and we have relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to us to calculate our share of Reliant’s losses.
      On May 20, 2005, Reliant announced that it had filed a registration statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of its common stock (see note 12 to the consolidated financial statements).
      Derivatives Embedded in Certain Debt Securities — Certain of our debt securities have contained features providing for cash payments to be made in the event of our stock price exceeding certain levels and triggering conversions of the debt to common stock. In general, these features call for make-whole payments equal to two or three years of interest on the debt less any amounts paid or accrued prior to the date conversion is triggered. These features expire once the holder has received a defined number of interest payments.
      These features represent embedded derivatives which are required to be accounted for separately from the related debt securities. The estimated fair value of these features is valued using a simulation model that incorporates factors such as the current price of our common stock, its volatility, and time to expiration. Changes in the estimated fair value of the liability represented by these factors are charged to the consolidated statements of operations and comprehensive loss under the caption “Derivative income (losses) related to convertible subordinated notes.” These adjustments will be required until the features are either triggered or expire. The recorded value of these liabilities can fluctuate significantly based on changes in the value of our common stock.
      Warrant Valuation — We hold warrants to acquire shares of certain publicly held companies, received in connection with our collaboration and licensing activities. The warrants are valued using an established option pricing model and changes in value are recorded in the consolidated statement of operations and comprehensive loss under the caption “Other income (expense), net.” The recorded value of these warrants can fluctuate significantly based on changes in the value of the underlying common stock of the issuer. At March 31, 2005, the warrants had a fair value of approximately $0.9 million and were recorded under the caption “Other assets” in our consolidated balance sheets.
      Cost of Goods Manufactured — Our cost of goods manufactured include estimates made around allocations of salaries and related benefits, occupancy costs, depreciation expense and other allocable costs directly related to our manufacturing activities. Cost of goods manufactured are incurred with the manufacture of Risperdal Consta and, up until the termination of the manufacturing and supply and license agreements in June 2004, Nutropin Depot.
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
      Restructuring Charges — We have, at times, announced restructuring programs and, accordingly, recorded certain charges in connection with implementing such programs. These charges generally include employee separation costs, including severance and related benefits, as well as facility consolidation and closure costs, including fixed asset write-offs and significant estimates relating to lease cancellation fees, where applicable, the length of time it will take to sublease certain facilities and the lease rates at which we may negotiate sublease agreements with third parties. Actual costs may differ from those estimates. In the event that we under- or over-estimate the restructuring charges and related accruals, our reported expenses for a reporting period could be overstated or understated and require adjustment in the future.
      Accrued Expenses — As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include contract service fees, such as amounts due to clinical research organizations, professional service fees, such as attorneys and accountants, and investigators in conjunction with clinical trials. Accruals for amounts due to clinical research organizations are among our most significant estimates. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or the costs of such services, our reported expenses for a reporting period could be overstated or understated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services is sometimes subject to our judgment.
Results of Operations
      The net loss in accordance with accounting principles generally accepted in the U.S. (known as “GAAP”) for the fiscal year ended March 31, 2005 was $73.9 million or $0.82 per share as compared to a net loss of $102.4 million or $1.25 per share for the fiscal year ended March 31, 2004 and a net loss of $106.9 million or $1.66 per share for the fiscal year ended March 31, 2003. Included in the net loss for fiscal 2003 was a $94.6 million noncash charge related to the equity investment we made in Reliant in December 2001, as well as an $80.8 million noncash gain on the exchange of our convertible notes in December 2002.
      Total revenues were $76.1 million for the fiscal year ended March 31, 2005 compared to $39.1 million and $47.3 million for the fiscal years ended March 31, 2004 and 2003, respectively.
      Total manufacturing and royalty revenues were $50.1 million for the fiscal year ended March 31, 2005 compared to $29.5 million and $15.5 million for the fiscal years ended March 31, 2004 and 2003, respectively.
      Total manufacturing revenues were $40.5 million and $25.7 million for the fiscal years ended March 31, 2005 and 2004, respectively, including $40.5 million and $25.0 million, respectively, of manufacturing revenues for Risperdal Consta. The increase in manufacturing revenues for the year ended March 31, 2005 as compared to the year ended March 31, 2004 was primarily due to increased shipments of Risperdal Consta to Janssen. Risperdal Consta is marketed in more than 45 countries. Under our manufacturing and supply agreement with Janssen, we record manufacturing revenues upon shipment of product by us to Janssen based on a percentage of Janssen’s net selling price. These percentages are based on the volume of units shipped to Janssen in any given calendar year, with a minimum manufacturing fee of 7.5%. In fiscal 2005, our manufacturing revenues were based on an average of 8.1% of Janssen’s net sales price for Risperdal Consta compared to 9.8% in fiscal 2004. Following the termination of the License Agreement and the Manufacture and Supply Agreement with Genentech, as announced in June 2004, we did not record any manufacturing revenue from Nutropin Depot in fiscal 2005 as compared to $0.7 million in fiscal 2004. Total manufacturing revenues were $14.3 million for the fiscal year ended March 31, 2003, including $13.0 million of manufacturing revenues for Risperdal Consta. The increase in manufacturing revenues for the year ended March 31, 2004 as compared to the year ended March 31, 2003 was primarily due to increased shipments of Risperdal Consta to Janssen. In fiscal 2003, our manufacturing revenues were based on an average of 12.3% of Janssen’s net sales price for Risperdal Consta.
      Total royalty revenues were $9.6 million and $3.8 million for the fiscal years ended March 31, 2005 and 2004, respectively, including $9.5 million and $3.1 million, respectively, of royalty revenues for Risperdal Consta. The increase in royalty revenues for fiscal 2005 as compared to fiscal 2004 was due to an increase in global sales of Risperdal Consta by Janssen. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of Risperdal Consta in the quarter when the product is sold by Janssen. The increase in Risperdal Consta royalty revenues was partially offset by a decrease in Nutropin Depot royalty revenue following the termination of the License Agreement with Genentech in June 2004. Nutropin Depot royalty revenue was $0.1 million in fiscal 2005 as compared to $0.7 million in fiscal 2004. Total royalty revenues were $1.2 million for the fiscal year ended March 31, 2003, including $0.4 million of royalty revenues for Risperdal Consta. The increase in royalty revenues for fiscal 2004 as compared to fiscal 2003 was due to an increase in global sales of Risperdal Consta by Janssen.
      Our research and development revenue under collaborative arrangements was $26.0 million, $9.5 million and $31.8 million for the fiscal years ended in 2005, 2004 and 2003, respectively. The increase in such revenue for fiscal 2005 as compared to fiscal 2004 was primarily the result of an increase in revenues related to our AIR® insulin and AIR hGH programs with Lilly, as well as changes in the stage of several other collaborative programs. Beginning January 1, 2003, we stopped recording research and development revenue for work performed on the Lilly programs and instead used the proceeds from Lilly’s purchase of $30.0 million of our convertible preferred stock in December 2002 to pay for development costs into calendar year 2004. Also, in December 2002, the royalty payable by Lilly to us based on revenues of potential AIR insulin products was increased. Lilly has the right to return the convertible preferred stock to us in exchange for a reduction in this royalty rate. The preferred stock is convertible into our common stock at market price, under certain conditions at our option, and automatically upon filing of an NDA with the FDA for an AIR insulin product. In December 2003, Lilly made additional payments to us totaling approximately $7.0 million in order to fund an increase in the scope of our AIR insulin and AIR hGH development programs. This funding was recorded as deferred revenue in the consolidated balance sheets. The proceeds from the sale of $30.0 million of our convertible preferred stock was spent in fiscal 2005 and consequently beginning in the quarter ended June 30, 2004 for the AIR hGH program and beginning in the quarter ended September 30, 2004 for the AIR insulin program, we recorded revenue for work performed on these programs. The decrease in research and development revenue under collaborative arrangements for fiscal 2004 as compared to fiscal 2003 was primarily the result of changes in the structure of our AIR insulin and AIR hGH programs with Lilly, as described above, changes in our partners and changes in the stage of several other collaborative programs.
      Cost of goods manufactured was $16.8 million in fiscal 2005, consisting of approximately $14.5 million for Risperdal Consta and $2.3 million for Nutropin Depot. Cost of goods manufactured was $19.0 million in fiscal 2004, consisting of approximately $13.0 million for Risperdal Consta and $6.0 million for Nutropin Depot. The decrease in cost of goods manufactured in fiscal 2005 as compared to fiscal 2004 was primarily the result of the termination of the License Agreement and Manufacturing and Supply Agreement with Genentech. Cost of goods manufactured in fiscal 2005 included a one-time write-off of Nutropin Depot inventory of $1.3 million following the decision to discontinue manufacture of that product. The decrease in cost of goods manufactured related to Nutropin Depot, was partially offset by an increase in production of Risperdal Consta for shipment to our partner, Janssen. Cost of goods manufactured was $10.9 million in fiscal 2003, consisting of approximately $5.5 million for Risperdal Consta and $5.4 million for Nutropin Depot. The increase in cost of goods manufactured in fiscal 2004 as compared to fiscal 2003 was primarily the result of an increase in production of Risperdal Consta for shipment to our partner, Janssen.
      Research and development expenses were $91.1 million for the fiscal year ended in 2005 compared to $91.1 million and $85.4 million for the fiscal years ended in 2004 and 2003, respectively. Research and development expenses in the year ended March 31, 2005 were consistent with those in the year ended March 31, 2004. This reflects a decrease in external research expenses due to the completion of certain clinical trials related to our proprietary product candidate, Vivitrex, in addition to the termination of our development agreement with Serono, in October 2004, offset by an increase in personnel costs, an increase in occupancy costs related to the expansion of our facilities in both Massachusetts and Ohio, and costs incurred in the completion and filing of the Vivitrex NDA. In addition, we conformed our accounting for lease expenses to the recently reaffirmed views of the Securities and Exchange Commission whereby lease expenses must be recognized on the straight-line basis, rather than as incurred. This resulted in a cumulative one-time, non-cash charge of $2.5 million, related to the past five years since lease inception. Of this amount, $2.3 million was reported within research and development expense. The amount was not material to our reported results in any one quarter or any one year. The remaining $0.2 million of this amount was reported in sales, general and administrative expense. The increase in research and development expenses for fiscal 2004 as compared to fiscal 2003 was primarily because of an increase in external research expenses as we advanced our proprietary product candidates and our collaborators’ product candidates through development and clinical trials as well as an increase in occupancy costs and depreciation expense related to the expansion of our facilities in both Massachusetts and Ohio.
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
      Following is a summary of our proprietary and collaborators’ commercial products and product candidates and their respective stages of clinical development.

Phase of Clinical
Product Candidate	Indication	Development(1)

Risperdal Consta	Schizophrenia	Marketed
Vivitrex	Alcohol Dependence	NDA filed
Vivitrex	Opioid Dependence	Phase II
AIR Insulin	Diabetes	Phase II
Exenatide LAR	Diabetes	Phase II
AIR hGH	Growth Hormone Deficiency	Phase I
AIR Epinephrine	Anaphylaxis	Phase I
Others	Various	Preclinical

(1)	“Phase I” clinical trials indicates that the compound is being tested in humans for safety and preliminary indications of biological activity in a limited patient population. “Phase II” clinical trials indicates that the trial is being conducted in patients and is to provide information on dosing and preliminary evidence of efficacy. “Phase III” clinical trials indicates that the trial is being conducted in patients and is seeking statistical evidence of the safety and efficacy of the compound. “Preclinical” indicates that we or our partners are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in animal models or biochemical assays.
      Sales, general and administrative expenses were $28.8 million, $26.0 million and $26.7 million for the fiscal years ended in 2005, 2004 and 2003, respectively. The increase in sales, general and administrative expenses for fiscal 2005 as compared to fiscal 2004 was due to an increase in sales and marketing costs as we prepare for the potential future commercialization of Vivitrex, higher personnel costs and an increase in legal fees, related to the securities litigation, and accountant fees, related to Sarbanes Oxley compliance. Excluding the write-off of $2.6 million in deferred merger costs in connection with the termination of our proposed merger with Reliant in the year ended March 31, 2003, sales, general and administrative expenses for fiscal 2004 were higher than in fiscal 2003 primarily as a result of an increase in personnel, consulting and insurance costs.
      On June 1, 2004, Alkermes and Genentech announced the decision to discontinue commercialization of Nutropin Depot. The decision was based on the significant resources required by both companies to continue manufacturing and commercializing the product. In connection with this decision, we ceased commercial manufacturing of Nutropin Depot and recorded restructuring charges in the quarter ended June 30, 2004 of $11.9 million. These restructuring charges included the write-off of equipment and leasehold improvements related to the manufacture of Nutropin Depot as well as employee separation costs, including severance and related benefits. The restructuring charges also included lease costs and significant estimates related to the costs to maintain the facility in which Nutropin Depot was produced through the end of its lease term, August 2008. In addition to the restructuring changes, we also recorded a one-time write-off of Nutropin Depot inventory of approximately $1.3 million which was recorded under the caption “Cost of goods manufactured” in the consolidated statement of operations and comprehensive loss. In the quarter ended March 31, 2005, we reversed a reserve, through restructuring, that we had been carrying related to a yield loss penalty originally due under the Manufacturing and Supply Agreement for Nutropin Depot. This penalty was forgiven and the reserve was reversed. The final net restructuring charge for the fiscal year was $11.5 million. The amounts in the accrual at March 31, 2005 are expected to be paid through August 2008.
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
      In connection with the 2002 restructuring program, we recorded charges of approximately $6.5 million in the consolidated statement of operations and comprehensive loss for the year ended March 31, 2003. There were no additional charges or recoveries recorded in fiscal 2005 related to this restructuring. We recorded recoveries of $0.2 million in fiscal 2004 related to subleases negotiated on more favorable terms than initially estimated. The charges incurred in fiscal 2003 consisted of approximately $1.5 million in employee separation costs, including severance and related benefits, and approximately $5.0 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee, the length of time it will take to sublease certain of our facilities and the lease rates at which the we may negotiate sublease agreements with third parties. As of March 31, 2005, we had paid an aggregate of approximately $1.5 million in employee separation costs and approximately $4.4 million in facility closure costs. The amounts in the accrual at March 31, 2005 are expected to be paid through fiscal 2006.

      Pursuant to the restructuring plans, the following charges and payments have been recorded during the year ended March 31, 2005, 2004 and 2003:

	Fiscal 2003			Fiscal 2004			Fiscal 2005

			Balance			Balance				Balance
			March 31,			March 31,			Non-Cash	March 31,
Type of Liability	Charges	Payments	2003	Recoveries	Payments	2004	Charges	Payments	Write-Downs	2005

	(In thousands)
2004 Restructuring
Employee separation	$—	$—	$—	$—	$—	$—	$146	(137)	$—	$9
Facility closure	—	—	—	—	—	—	11,381	(742)	(7,674)	2,965

	—	—	—	—	—	—	11,527	(879)	(7,674)	2,974
2002 Restructuring
Employee separation	1,480	(1,463)	17	—	(17)	—	—	—	—	—
Facility closure	5,017	(1,497)	3,520	(208)	(2,174)	1,138	—	(749)	—	389

	6,497	(2,960)	3,537	(208)	(2,191)	1,138	—	(749)	—	389

Total	$6,497	$(2,960)	$3,537	$(208)	$(2,191)	$1,138	$11,527	$(1,628)	$(7,674)	$3,363

      We have substantially completed our restructuring programs. However, the remaining restructuring accrual is an estimate of costs associated with leases or closed facilities and may require adjustment in the future.
      Interest income was $3.0 million, $3.4 million and $3.8 million for the fiscal years ended in 2005, 2004 and 2003, respectively. The decrease for fiscal 2005 as compared to fiscal 2004 was primarily due to lower average cash and investments balances held during the year ended March 31, 2005 as compared to the year ended March 31, 2004. The decrease for fiscal 2004 as compared to fiscal 2003 was primarily the result of a decline in interest rates on investments held during the year, partially offset by higher average cash and investment balances held during the year ended March 31, 2004 as compared to the year ended March 31, 2003.
      Derivative income (losses) related to convertible subordinated notes was an income of $4.4 million in fiscal 2005, as compared to a loss of $4.5 million and $4.3 million for the fiscal years ended in 2004 and 2003, respectively.
      We recorded a derivative liability related to the 6.52% Senior Notes. The Two-Year Interest Make-Whole provision, included in the note indenture and described in Note 8 to our consolidated financial statements included in this annual report on Form 10-K, represented an embedded derivative which was required to be accounted for apart from the underlying 6.52% Senior Notes. At issuance of the 6.52% Senior Notes, the Two-Year Interest Make-Whole feature was estimated to have a fair value of $9.0 million and the initial recorded value of the 6.52% Senior Notes was reduced by this allocation. The estimated value of the Two-Year Interest Make-Whole feature was carried in the consolidated balance sheets under the caption “Derivative liability related to convertible subordinated notes” and was adjusted quarterly through “Derivative income (losses) related to convertible subordinated notes” in the consolidated statement of operations and comprehensive losses for changes in the estimated market value of the feature. During the fiscal years ended March 31, 2005, 2004 and 2003, we recorded charges of $0.0 million, $3.8 million and $4.3 million, respectively, in the consolidated statement of operations and comprehensive loss for changes in the estimated value of the feature after issuance. In June 2003, we announced that we had exercised our automatic conversion right for the 6.52% Senior Notes. The embedded derivative was adjusted to the value of the remaining balance of the Two-Year Interest Make-Whole payment, or approximately $17.1 million, at June 30, 2003 and was accounted for as a liability on the consolidated balance sheets. In July 2003, upon conversion of the then outstanding 6.52% Senior Notes and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and the balance was reduced to zero.
      We also recorded a derivative liability related to the 2.5% Convertible Subordinated Notes due 2023 (the “2.5% Subordinated Notes”). The Three-Year Interest Make-Whole represented an embedded derivative which was required to be accounted for apart from the underlying 2.5% Subordinated Notes. At issuance of the 2.5% Subordinated Notes, the Three-Year Interest Make-Whole feature had an estimated initial aggregate fair value of $3.9 million, which reduced the amount of the outstanding debt and has been recorded as a derivative liability in the consolidated balance sheets. The $3.9 million initially allocated to the Three-Year Interest Make-Whole feature has been treated as a discount on the 2.5% Subordinated Notes and is being accreted to interest expense over five years through September 1, 2008, the first date on which holders of the 2.5% Subordinated Notes have the right to require us to repurchase the 2.5% Subordinated Notes. The estimated value of the Three-Year Interest Make-Whole feature is carried in the consolidated balance sheets under the caption “Derivative liability related to convertible notes” and will be adjusted to its fair value on a quarterly basis until it expires or is paid. Quarterly adjustments to the fair value of the Three-Year Interest Make-Whole will be charged to “Derivative income (losses) related to convertible subordinated notes” in the consolidated statement of operations and comprehensive loss until it is paid out or expires. During the fiscal years ended March 31, 2005 and 2004, we recorded net income of $4.4 million and net losses of $0.8 million, respectively, in the consolidated statement of operations and comprehensive loss for changes in the estimated value of the feature after issuance. The recorded value of the derivative liability related to the 2.5% Subordinated Notes, approximately $0.3 million and $4.7 million at March 31, 2005 and 2004, respectively, can fluctuate significantly based on fluctuations in the market value of our common stock.
      Gain on exchange of notes was $80.8 million for the fiscal year ended in 2003, as compared to $0.0 in both fiscal 2005 and 2004 and was a result of the gain on the exchange of $199.3 million principal of the 3.75% Convertible Subordinated Notes due 2007 (the “3.75% Subordinated Notes”) for $114.6 million principal of the 6.52% Senior Notes in December 2002.
      Interest expense was $7.4 million for the fiscal year ended in 2005 as compared to $6.5 million and $10.4 million for the fiscal years ended in 2004 and 2003, respectively. The increase for fiscal 2005 as compared to fiscal 2004 was primarily due to interest on the Secured 7% Notes due 2018 with a face amount of $170 million. The decrease for fiscal 2004 as compared to fiscal 2003 was primarily the result of a decrease in the outstanding average debt balance as well as a lower interest rate payable on the convertible debt outstanding during the respective periods.
      Other income (expense), net was an expense of $1.8 million in fiscal 2005 as compared to an income of $2.1 million and $0.0 in fiscal 2004 and 2003, respectively. Other income (expense), net represents net expense or income recognized on the changes in the fair value of warrants of public companies held by us in connection with collaboration and licensing arrangements, which are recorded as derivatives under the caption “Other assets” in the consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.
      We do not believe that inflation and changing prices have had a material impact on our results of operations.

Reliant
      In December 2001, we purchased approximately 63% of an offering by Reliant of its Series C convertible, redeemable preferred units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100.0 million. Through March 31, 2004, the investment had been accounted for under the equity method of accounting because Reliant was organized as a limited liability company, which is treated in a manner similar to a partnership. At the time of our investment, Reliant had an accumulated deficit from operations and a deficit in members’ capital; as a result under applicable accounting rules, our share of Reliant’s losses from the date of the our investment was being recognized in proportion to our percentage participation in the Series C financing, and not in proportion to our percentage ownership interest in Reliant. We recorded our equity in the income or losses of Reliant three months in arrears. For the fiscal years ended March 31, 2004 and 2003, this charge amounted to approximately $0.0 and $94.6 million respectively, and was recorded in our consolidated statement of operations and comprehensive loss under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.”

      Reliant is a privately held company over which we do not exercise control and we have relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to us to calculate our share of Reliant’s losses. Our $100.0 million investment was reduced to $0.0 during the fiscal year ended March 31, 2003.
      In connection with our $100.0 million equity investment in Reliant, we allocated our proportionate share of the assets acquired and liabilities assumed in accordance with the guidance set forth in SFAS No. 141, “Business Combinations.” In the quarter ended December 31, 2001, we recorded a $2.7 million noncash charge for in-process research and development through the consolidated statement of operations and comprehensive loss under the caption “Equity in losses of Reliant Pharmaceuticals, LLC.”
      Effective April 1, 2004, Reliant converted from a limited liability company to a corporation under Delaware state law. Because of this change from a limited liability company to a corporation, our investment in Reliant was accounted for under the cost method effective April 1, 2004. We therefore did not record any share of Reliant’s net income or losses in fiscal 2005 and we will not record any share of Reliant’s future net income or losses.
      On May 20, 2005, Reliant announced that it had filed a registration statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of its common stock. See note 12 to the consolidated financial statements.
Liquidity and Capital Resources
      Cash and cash equivalents and short-term investments were approximately $202.6 million at March 31, 2005 as compared to $143.9 million at March 31, 2004. In addition, we held approximately $4.9 million of U.S. government obligations classified as long-term investments at March 31, 2005 ($5.0 million at March 31, 2004) which are pledged as collateral under certain letters of credit and lease agreements.
      Our investment objectives, other than our investment in Reliant and warrants we receive in connection with our collaborations and licensing activities, are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper, with the exception of our $100 million investment in Reliant and warrants we receive in connection with our collaborations and licensing activities. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value.
      Our cash and cash equivalents and short-term investments increased by approximately $58.7 million during fiscal 2005 primarily due to (i) the issuance by our wholly owned subsidiary, RC Royalty Sub LLC (“Royalty Sub”), of an aggregate principal amount of $170.0 million of its Secured 7% Notes (the “7% Notes”) for net proceeds of approximately $145.0 million (ii) borrowings of $3.7 million under a new term loan with General Electric Capital Corporation (“GE”) and (iii) proceeds of $3.0 million from the exercise of stock options, offset by approximately $93.0 million of cash used to fund our operations, acquire fixed assets and to make interest and principal repayments on our indebtedness.
      On February 1, 2005, our wholly owned subsidiary Alkermes Controlled Therapeutics Inc. II (“ACT II”), pursuant to the terms of a purchase and sale agreement, sold, assigned and contributed to Royalty Sub the rights of ACT II to collect certain royalty payments and manufacturing fees (the “Royalty Payments”) payable to ACT II under the Janssen Agreements (defined below) and certain agreements that may arise in the future, in exchange for approximately $144 million in cash. The Royalty Payments arise under (i) the license agreements dated February 13, 1996 for the United States and its territories and February 21, 1996 for all countries other than the United States and its territories, by and between ACT II and Janssen Pharmaceutica Inc. and certain of its affiliated entities (“JP”) and (ii) the Manufacturing and Supply Agreement dated August 6, 1997 by and between JPI Pharmaceutica

International (“JPI” and together with JP, “Janssen”), JP and ACT II (collectively, the “Janssen Agreements”).
      In connection with the purchase and sale agreement, on February 1, 2005, Royalty Sub issued an aggregate principal amount of $170 million of its 7% Notes to certain institutional investors in a private placement for net proceeds of approximately $145 million, after original issue discount and offering costs of approximately $19.7 million and $5.8 million, respectively. The annual cash coupon rate is 7% and is payable quarterly, beginning on April 1, 2005, however, portions of the principal amount that are not paid off in accordance with the expected principal repayment profile will accrue interest at 9.75%. The yield to maturity on the 7% Notes is 9.75%. Through January 1, 2009, the holders will receive only the quarterly cash interest payments. In addition, beginning on April 1, 2009, principal payments will be made to the holders, subject to certain conditions. Timing of the principal repayment will be based on the revenues received by Royalty Sub but will occur no earlier than equally over the twelve quarters between April 1, 2009 and January 1, 2012, subject to certain conditions. Principal on the 7% Notes must be paid in full by the final legal maturity date of January 1, 2018, unless redeemed earlier. Non-payment of principal will not be an event of default prior to January 1, 2018. The 7% Notes, however, may be redeemed at Royalty Sub’s option, subject, in certain circumstances, to the payment of a redemption premium. The 7% Notes are secured by (i) all of Royalty Sub’s property and rights, including the Royalty Rights and (ii) ACT II’s ownership interests in Royalty Sub. Accordingly, the assets of Royalty Sub will not be available to satisfy obligations of Alkermes or its subsidiaries.
      The Royalty Payments received by Royalty Sub under the Janssen Agreements are the sole source of payment of operating costs, the interest, principal and redemption premium, if any, for the 7% Notes. We will receive all of the Risperdal Consta revenues in excess of interest, principal and redemption premium, if any. Our rights to receive such excess revenues will be subject to certain restrictions so long as the 7% Notes remain outstanding.
      On December 22, 2004, we entered into a term loan in the principal amount of $3.7 million with General Electric Capital Corporation (“GE”). The term loan is secured by certain of our equipment pursuant to a security agreement and is subject to an ongoing financial covenant related to our available cash position. The loan is payable in 36 monthly installments with the final installment due on December 27, 2007 and bears a floating interest rate equal to the one-month London Interbank Offered Rate (“LIBOR”), which is determined monthly, plus a certain fixed interest rate. We may prepay the term loan without any penalty, contingent on GE’s approval, and further use the $3.7 million of available credit to finance new equipment purchases with the same terms and conditions as the equipment financing arrangement discussed below. If we fail to pay any amounts when due, or are in default under or fail to perform any term or condition of the security agreement, then GE may elect to accelerate the entire outstanding principal amount of the loan with accrued interest such that the amounts are immediately due and payable from us to GE. In addition, all amounts accelerated shall bear interest at 18% until such amounts are paid in full. As of March 31, 2005, $3.5 million was outstanding under the term loan.
      In addition, on December 22, 2004, we entered into a commitment for equipment financing with GE. The equipment financing, in the form of an equipment lease line, provides us the ability to finance up to $18.3 million in new equipment purchases through December 31, 2005. The equipment financing would be secured by the purchased equipment and will be subject to a financial covenant. The lease terms provide us with the option at the end of the lease to (a) purchase the equipment from GE at the then prevailing market value, (b) renew the lease at a fair market rental value, subject to remaining economic useful life requirements, or (c) return the equipment to GE, subject to certain conditions. As of March 31, 2005, there were no amounts outstanding under this commitment.
      At March 31, 2005, we had approximately $575.1 million of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes available to offset future taxable income and approximately $27.3 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from fiscal 2006 through 2025. Due to the uncertainty of realizing the future benefits of the net deferred income tax assets, a full valuation allowance has been established at March 31, 2005 and, therefore, no benefit has been recognized in the financial statements.
      We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans, term loans, equipment financing arrangements and payments received under research and development agreements with collaborators. We expect to incur significant additional research and development and other costs in connection with collaborative arrangements and as we expand the development of our proprietary product candidates, including costs related to preclinical studies, clinical trials and facilities expansion. We expect that our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any future products to be marketed by us, will exceed revenues significantly for the next few years, which will result in continuing losses from operations.
      Capital expenditures were approximately $17.8 million for the year ended March 31, 2005, principally reflecting equipment purchases and building expansion and improvements. We expect our capital expenditures to total approximately $30.0 million during fiscal year 2006, primarily to expand our manufacturing infrastructure for Risperdal Consta, Vivitrex and exenatide LAR in addition to continued improvements to our manufacturing and development facilities in Massachusetts and Ohio. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing loans, GE and Johnson & Johnson Finance Corporation have security interests in certain of our assets.
      We have summarized below our material contractual cash obligations as of March 31, 2005:

		Less Than	Two to	Four to Five	After Five
		One Year	Three Years	Years	Years
		(Fiscal	(Fiscal 2007-	(Fiscal 2009-	(After Fiscal
Contractual Cash Obligations	Total	2006)	2008)	2010)	2010)

	(In thousands)
Convertible subordinated notes — principal	$125,676	$—	$676	$—	$125,000
Convertible subordinated notes — interest	56,300	3,150	6,275	6,250	40,625
Term loan — principal	3,519	1,035	2,484	—	—
Term loan — interest	447	235	153	59	—
Secured 7% Notes — principal(1)	170,000	—	—	56,667	113,333
Secured 7% Notes — interest	63,963	11,900	23,800	21,321	6,942
Capital lease obligations	390	114	228	48	—
Operating lease obligations	190,419	11,519	20,441	20,581	137,878
Purchase obligations	5,024	4,930	94	—	—
Capital expansion programs	11,017	11,017	—	—	—

Total contractual cash obligations	$626,755	$43,900	$54,151	$104,926	$423,778

(1)	The Secured 7% Notes were issued by RC Royalty Sub LLC, a wholly-owned subsidiary of Alkermes. The Notes are non-recourse to Alkermes (see Note 5 to our consolidated financial statements included in this Form 10-K).
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
      We believe that our current cash and cash equivalents and short-term investments, combined with our unused equipment lease line, anticipated interest income, manufacturing and royalty revenues and research and development revenues under collaborative arrangements, will be sufficient to meet our anticipated capital requirements through at least March 31, 2007.
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

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,
Quarterly Financial Data	2004	2004	2004	2005

	(Unaudited)
	(In thousands, except per share data)
Revenues:
Manufacturing and royalty revenues	$7,965	$9,938	$16,574	$15,647
Research and development revenue under collaborative arrangements	3,509	8,097	7,011	7,385

Total revenues	11,474	18,035	23,585	23,032

Expenses(1):
Cost of goods manufactured	5,241	2,390	4,930	4,273
Research and development	24,132	22,590	20,058	24,285
Sales, general and administrative	7,039	7,379	6,868	7,537
Restructuring	11,896	—	—	(369)

Total expenses	48,308	32,359	31,856	35,726

Operating Loss	(36,834)	(14,324)	(8,271)	(12,694)
Other income (expense):
Interest income	630	660	646	1,069
Derivative income (losses) related to convertible subordinated notes	1,518	1,172	(347)	2,042
Interest expense	(1,188)	(1,187)	(1,158)	(3,861)
Other income (expense), net	(274)	(585)	131	(1,061)

Total other income (expense)	686	60	(728)	(1,811)

Net loss	$(36,148)	$(14,264)	$(8,999)	$(14,505)

Basic and diluted net loss per common share	$(0.40)	$(0.16)	$(0.10)	$(0.16)

Weighted average number of common shares outstanding, basic and diluted	89,409	90,067	90,176	90,345

(1)	Operating expenses in the quarter ended March 31, 2005 include a cumulative charge of approximately $2.5 million to record lease costs on a straight-line basis from their inception through March 31, 2005. The related $2.5 million lease liability is included in “Other long-term liabilities” in the consolidated balance sheet at March 31, 2005.

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,
Quarterly Financial Data	2003	2003	2003	2004

	(Unaudited)
	(In thousands, except per share data)
Revenues:
Manufacturing and royalty revenues	$1,545	$5,310	$8,636	$14,035
Research and development revenue under collaborative arrangements	2,757	2,140	2,585	2,046

Total revenues	4,302	7,450	11,221	16,081

Expenses:
Cost of goods manufactured	2,560	4,567	4,069	7,841
Research and development	21,673	23,404	21,148	24,872
Sales, general and administrative	5,781	5,918	6,538	7,792
Restructuring	—	—	—	(208)

Total expenses	30,014	33,889	31,755	40,297

Operating Loss	(25,712)	(26,439)	(20,534)	(24,216)
Other income (expense):
Interest income	975	668	957	809
Derivative income (losses) related to convertible notes subordinated notes	(3,764)	(900)	650	(500)
Interest expense	(3,480)	(647)	(1,190)	(1,180)
Other income (expense), net	1,409	1,098	(746)	357

Total other income (expense)	(4,860)	219	(329)	(514)

Net loss	$(30,572)	$(26,220)	$(20,863)	$(24,730)

Basic and diluted net loss per common share	$(0.47)	$(0.31)	$(0.23)	$(0.28)

Weighted average number of common shares outstanding, basic and diluted	64,736	84,984	89,014	89,224

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”, or SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is effective for us beginning with the first quarter of fiscal 2007 (i.e. the quarter ending June 30, 2006). SFAS 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are currently evaluating these transition methods.
      We expect that the adoption of SFAS 123R will have a significant impact on our reported results of operations. The impact of adoption of SFAS 123R will depend on estimates of stock price volatility, option terms, interest rates and other factors.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, freight, handling costs and waste (spoilage). This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and, thus, will be effective for us beginning with the first quarter of fiscal 2007 (i.e. the quarter ending June 30, 2006). Earlier application is permitted. We believe our current accounting policies closely align to the new rules. Accordingly, we do not believe this new standard will have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      As part of our investment portfolio we own financial instruments that are sensitive to market risks. The investment portfolio, excluding our investment in Reliant, is used to preserve our capital until it is required to fund operations, including our research and development activities. Our short-term and long-term investments consist of U.S. government obligations, high-grade corporate notes and commercial paper. These debt securities (i) are classified as available-for-sale; (ii) are recorded at fair value; and (iii) are subject to interest rate risk, and could decline in value if interest rates increase. Due to the conservative nature of our short-term and long-term investments and our investment policy, we do not believe that we have a material exposure to interest rate risk. Although our investments, excluding our investment in Reliant, are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.
      We also hold certain marketable equity securities, including warrants to purchase the securities of publicly traded companies we collaborate with, that are classified as available-for-sale and recorded at fair value under the caption “Other assets” in the consolidated balance sheets. These marketable equity securities are also sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase of the financial instrument. A 10% increase or decrease in market interest rates would result in no material impact on the net fair value of such interest-sensitive financial instruments.
      As of March 31, 2005, the fair value of our Secured 7% Notes, our 2.5% Subordinated Notes, and our 3.75% Subordinated Notes approximate the carrying values. The interest rates on these notes, and our capital lease obligations, are fixed and therefore not subject to interest rate risk. A 10% increase or decrease in market interest rates would have no material impact on the fair value of these notes.
      As of March 31, 2005, we have a term loan that bears a floating interest rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 5.45%. A 10% increase or decrease in market interest rates would have no material impact on the fair value of this loan.
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
      All financial statements required to be filed hereunder are filed as an exhibit hereto, are listed under Item 15 (a) (1) and (2) and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      There have been no changes in and no disagreements with our independent registered public accounting firm on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2005. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      (b) Evaluation of internal control over financial reporting
      Management’s Report on Internal Control over Financial Reporting
      The management of Alkermes, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2005. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of March 31, 2005.
      The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 has been attested to by Deloitte & Touche LLP, independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Alkermes, Inc.
Cambridge, Massachusetts
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Alkermes, Inc. (the “Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2005, and our report dated June 14, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
June 14, 2005

      (c) Changes in internal controls
      No significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not Applicable
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is incorporated herein by reference to our Proxy Statement for our annual shareholders’ meeting (the “2005 Proxy Statement”).

Item 11.	Executive Compensation
      The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) (1) Financial Statements — The Consolidated Financial Statements of Alkermes, Inc. required by this item are submitted in a separate section beginning on page F-1 of this Report.

(2) Financial Statement Schedules — All schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto
      (3) Exhibits

Exhibit
No.

3.1		Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

3	.1(a)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2002.)
3	.1(b)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on May 14, 2003 (Incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)

3.2		Amended and Restated By-Laws of Alkermes, Inc., effective as of February 11, 2001. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

4.1		Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)

4.2		Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)

4.3		Specimen of 2002 Preferred Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on December 13, 2002.)

4.4		Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (3.75% Subordinated Notes) (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended filed on February 29, 2000 (File No. 333-31354).)

4.5		Form of 3.75% Subordinated Note (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended filed on February 29, 2000 (File No. 333-31354).)

4.6		Rights Agreement, dated as of February 7, 2003, as amended, between Alkermes, Inc. and EquiServe Trust Co., N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)

4.7		Indenture, dated August 22, 2003, between Alkermes, Inc. and U.S. Bank National Association, as Trustee (2.5% Subordinated Notes.) (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, as amended filed on September 3, 2003 (File No. 333-108483).)

4.8		Form of 2 1/2% Subordinated Note (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, as amended filed on September 3, 2003 (File No. 333-108483).)

4.9		Indenture, dated as of February 1, 2005, between RC Royalty Sub LLC and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.)

4.10		Form of Risperdal Consta® PhaRMASM Secured 7% Notes due 2018. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.)

10.1		Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998 (File No. 001-14131).)+

10.2		Stock Option Plan for Non-Employee Directors, as amended. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on October, 1, 2003 (File No. 333-109376).)+

Exhibit
No.

10.3		Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)+

10.4		1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.)+

10.5		2002 Restricted Stock Award Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.)+

10.6		Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.7		Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.8		Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-19267).)

10	.8(a)	First Amendment of Lease, dated June 9, 1997, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-19267).)

10.9		License Agreement, dated as of April 14, 1999, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)*

10.10		Manufacture and Supply Agreement, entered into April 5, 2001, by and between Alkermes, Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)**

10.11		License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (U.S.) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)***

10.12		License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except U.S.) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)***

10.13		Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10	.13(a)	Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10	.13(b)	Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

Exhibit
No.

10.14	Fourth Amendment To Development Agreement and First Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 20, 2000 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.).****

10.15	Third Amendment To Development Agreement, Second Amendment To Manufacturing and Supply Agreement and First Amendment To License Agreements by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated April 1, 2000 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****

10.16	Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 21, 2002 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****

10.17	Amendment to Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 16, 2003 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****

10.18	Amendment to Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 22, 2003 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****

10.19	Fourth Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated January 10, 2005 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****

10.20	Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc., as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)*

10.21	Promissory Note by and between Alkermes, Inc. and General Electric Capital Corporation, dated December 22, 2004. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)

10.22	Master Security Agreement by and between Alkermes, Inc. and General Electric Capital Corporation dated December 22, 2004. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)

10.23	Addendum No. 001 To Master Security Agreement by and between Alkermes, Inc. and General Electric Capital Corporation, dated December 22, 2004. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)

10.24	Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)+

10.25	Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

Exhibit
No.

10.26	Change in Control Employment Agreement, of various dates, between Alkermes, Inc. and each of James M. Frates, Michael J. Landine, David A. Broecker and Kathryn Biberstein. (Form of agreement incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.27	Employment Agreement, dated December 22, 2000 by and between David A. Broecker and the Registrant. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)+

10.28	Employment Agreement, dated January 8, 2003, by and between Kathryn L. Biberstein and the Registrant. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2003.)+

10.29	Stock Purchase Agreement, dated December 13, 2002, between Alkermes and Eli Lilly and Company. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 16, 2002.)

10.30	Registration Rights Agreement, dated August 19, 2003, between Alkermes, Inc. and U.S. Bancorp. Piper Jaffray Inc. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, as amended filed on September 3, 2003 (File No. 333-108483).)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.

24.1	Power of Attorney (included on signature pages)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

**	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 27, 2001. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

****	Confidential status has been requested for certain portions of this document. Such provisions have been filed separately with the Commission.

§	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 16, 2002. Such provisions have been separately filed with the Commission.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALKERMES, INC.

By:	/s/ Richard F. Pops

Richard F. Pops
Chief Executive Officer
June 14, 2005
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

Signature	Title	Date

/s/ Michael A. Wall Michael A. Wall	Director and Chairman of the Board	June 14, 2005

/s/ Richard F. Pops Richard F. Pops	Director and Chief Executive Officer (Principal Executive Officer)	June 14, 2005

/s/ James M. Frates James M. Frates	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 14, 2005

/s/ Floyd E. Bloom Floyd E. Bloom	Director	June 14, 2005

/s/ Robert A. Breyer Robert A. Breyer	Director	June 14, 2005

/s/ Gerri Henwood Gerri Henwood	Director	June 14, 2005

/s/ Paul J. Mitchell Paul J. Mitchell	Director	June 14, 2005

Signature	Title	Date

/s/ Alexander Rich Alexander Rich	Director	June 14, 2005

/s/ Paul Schimmel Paul Schimmel	Director	June 14, 2005

/s/ Mark B. Skaletsky Mark B. Skaletsky	Director	June 14, 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Alkermes, Inc.
Cambridge, Massachusetts
      We have audited the accompanying consolidated balance sheets of Alkermes, Inc. and subsidiaries (the “Company”) as of March 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alkermes, Inc. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
June 14, 2005

ALKERMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2005 And 2004

	2005	2004

	(In thousands, except
	share and per share
	amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,485	$9,899
Investments — short-term	155,082	134,037
Receivables	18,815	11,526
Inventory	3,766	2,605
Prepaid expenses and other current assets	2,580	2,156

Total current assets	227,728	160,223

PROPERTY, PLANT AND EQUIPMENT:
Land	269	235
Building	19,150	15,718
Furniture, fixtures and equipment	66,805	69,016
Equipment under capital lease	464	464
Leasehold improvements	45,991	56,809
Construction in progress	11,307	3,489

	143,986	145,731
Less accumulated depreciation and amortization	(48,798)	(49,988)

Property, plant and equipment — net	95,188	95,743

INVESTMENTS — Long-term	4,903	5,012
OTHER ASSETS	11,055	9,052

TOTAL ASSETS	$338,874	$270,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,803	$18,209
Accrued interest	2,248	264
Accrued restructuring costs	1,228	1,138
Derivative liability related to convertible subordinated notes	265	4,650
Deferred revenue	—	17,173
Long-term debt — current portion	1,124	82

Total current liabilities	23,668	41,516

SECURED 7% NOTES	150,730	—
CONVERTIBLE SUBORDINATED NOTES	123,022	122,246
LONG-TERM DEBT	2,733	338
LONG-TERM LIABILITIES	4,609	—
CONVERTIBLE PREFERRED STOCK, par value, $.01 per share; authorized and issued, 3,000 shares at March 31, 2005 and 2004 (at liquidation preference)	30,000	30,000
COMMITMENTS (Note 15)
SHAREHOLDERS’ EQUITY:
Capital stock, par value, $.01 per share; authorized, 4,550,000 shares (includes 2,997,000 shares of preferred stock); issued, none
Common stock, par value, $.01 per share; authorized, 160,000,000 shares; issued and outstanding, 89,999,526 and 89,305,261 shares at March 31, 2005 and 2004, respectively	900	893
Nonvoting common stock, par value, $.01 per share; authorized 450,000 shares; issued and outstanding, 382,632 shares at March 31, 2005 and 2004	4	4
Additional paid-in capital	630,492	627,446
Deferred compensation	—	(276)
Accumulated other comprehensive (loss) income	(221)	1,010
Accumulated deficit	(627,063)	(553,147)

Total shareholders’ equity	4,112	75,930

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$338,874	$270,030

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years Ended March 31, 2005, 2004 And 2003

	2005	2004	2003

	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$50,124	$29,526	$15,482
Research and development revenue under collaborative arrangements	26,002	9,528	31,784

Total revenues	76,126	39,054	47,266

EXPENSES:
Cost of goods manufactured	16,834	19,037	10,910
Research and development	91,065	91,097	85,387
Sales, general and administrative	28,823	26,029	26,695
Restructuring	11,527	(208)	6,497

Total expenses	148,249	135,955	129,489

OPERATING LOSS	(72,123)	(96,901)	(82,223)

OTHER INCOME (EXPENSE):
Interest income	3,005	3,409	3,776
Derivative income (losses) related to convertible subordinated notes	4,385	(4,514)	(4,300)
Gain on exchange of notes	—	—	80,849
Interest expense	(7,394)	(6,497)	(10,403)
Other income (expense), net	(1,789)	2,118	—

Total other income (expense)	(1,793)	(5,484)	69,922

EQUITY IN LOSSES OF RELIANT PHARMACEUTICALS, LLC	—	—	(94,597)

NET LOSS	$(73,916)	$(102,385)	$(106,898)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.82)	$(1.25)	$(1.66)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	90,094	82,083	64,368

COMPREHENSIVE LOSS:
Net loss	$(73,916)	$(102,385)	$(106,898)
Foreign currency translation adjustments	—	(31)	55
Unrealized (losses) gains on marketable securities	(1,231)	1,215	(1,848)

COMPREHENSIVE LOSS	$(75,147)	$(101,201)	$(108,691)

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended March 31, 2005, 2004 And 2003

							Other Comprehensive
							Income (Loss)

			Nonvoting				Foreign	Unrealized
	Common Stock		Common Stock		Additional		Currency	Gain (Loss) on
					Paid-In	Deferred	Translation	Marketable	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Adjustments	Securities	Deficit	Total

	(In thousands, except share amounts)
BALANCE — April 1, 2002	64,225,395	$642	382,632	$4	$444,426	$(3,162)	$(166)	$1,785	$(343,864)	$99,665
Issuance of common stock upon exercise of options or vesting of restricted stock awards	467,453	5	—	—	1,895	—	—	—	—	1,900
Options and restricted stock awards canceled	—	—	—	—	(17)	17	—	—	—	—
Noncash compensation	—	—	—	—	800	(800)	—	—	—	—
Amortization of noncash compensation	—	—	—	—	—	2,081	—	—	—	2,081
Cumulative foreign currency translation adjustments	—	—	—	—	—	—	55	—	—	55
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(1,848)	—	(1,848)
Net loss	—	—	—	—	—	—	—	—	(106,898)	(106,898)

BALANCE — March 31, 2003	64,692,848	647	382,632	4	447,104	(1,864)	(111)	(63)	(450,762)	(5,045)
Issuance of common stock upon exercise of options or vesting of restricted stock awards	569,084	6	—	—	3,404	—	—	—	—	3,410
Conversion of 6.52% Convertible Senior Subordinated Notes into interest and common stock	24,043,329	240	—	—	177,024	—	—	—	—	177,264
Options and restricted stock awards canceled	—	—	—	—	(220)	220	—	—	—	—
Noncash compensation	—	—	—	—	134	(51)	—	—	—	83
Amortization of noncash compensation	—	—	—	—	—	1,419	—	—	—	1,419
Cumulative foreign currency translation adjustments	—	—	—	—	—	—	(31)	—	—	(31)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	1,215	—	1,215
Net loss	—	—	—	—	—	—	—	—	(102,385)	(102,385)

BALANCE — March 31, 2004	89,305,261	893	382,632	4	627,446	(276)	(142)	1,152	(553,147)	75,930
Issuance of common stock upon exercise of options or vesting of restricted stock awards	694,265	7	—	—	3,023	—	—	—	—	3,030
Options and restricted stock awards canceled	—	—	—	—	(25)	25	—	—	—	—
Noncash compensation	—	—	—	—	48	—	—	—	—	48
Amortization of noncash compensation	—	—	—	—	—	251	—	—	—	251
Cumulative foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(1,231)	—	(1,231)
Net loss	—	—	—	—	—	—	—	—	(73,916)	(73,916)

BALANCE — March 31, 2005	89,999,526	$900	382,632	$4	$630,492	$—	$(142)	$(79)	$(627,063)	$4,112

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2005, 2004 And 2003

	2005	2004	2003

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,916)	$(102,385)	$(106,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,618	10,915	9,322
Restructuring charges	11,527	(208)	6,497
Other noncash charges	4,221	3,840	3,268
Derivative (income) losses related to convertible subordinated notes	(4,385)	4,514	4,300
Loss (gain) on warrants held	1,961	(2,118)	—
Gain on sale of equipment	(172)	(182)	—
Cash paid on interest make-whole provision	—	(2,325)	—
Gain on exchange of notes	—	—	(80,849)
Equity in losses of Reliant Pharmaceuticals, LLC	—	—	94,597
Changes in assets and liabilities:
Receivables	(7,289)	(4,225)	11,739
Inventory, prepaid expenses and other current assets	(3,071)	(20)	1,250
Accounts payable, accrued expenses and accrued interest	2,578	1,343	(4,595)
Accrued restructuring costs	(1,628)	(2,191)	(2,662)
Deferred revenue	(17,173)	(5,207)	15,284
Long-term liabilities	2,474	—	—

Net cash used in operating activities	(74,255)	(98,249)	(48,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(17,817)	(15,101)	(46,272)
Proceeds from the sale of equipment	252	321	60
Proceeds from equipment sale-leaseback	—	464	6,000
Purchases of available-for-sale investments	(178,925)	(220,062)	(142,544)
Sales of available-for-sale investments	157,682	153,598	214,676
Decrease (increase) in other assets	30	(99)	(119)

Net cash (used in) provided by investing activities	(38,778)	(80,879)	31,801

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,030	3,410	1,900
Proceeds from issuance of Secured 7% Notes, net of issuance discount	150,271	—	—
Borrowings under term loan	3,676	—	—
Proceeds from issuance of convertible subordinated notes	—	125,000	60,000
Proceeds from issuance of convertible preferred stock	—	—	30,000
Repayment of loans	—	—	(10,000)
Payment of other long-term debt	(239)	(7,845)	(4,025)
Payment of financing costs in connection with issuance of notes	(6,119)	(3,963)	(4,506)

Net cash provided by financing activities	150,619	116,602	73,369

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(54)	33

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,586	(62,580)	56,456
CASH AND CASH EQUIVALENTS — Beginning of year	9,899	72,479	16,023

CASH AND CASH EQUIVALENTS — End of year	$47,485	$9,899	$72,479

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$3,238	$9,547	$7,329
Noncash activities:
Conversion of 6.52% Convertible Senior Subordinated Notes and interest into common stock	—	177,264	—
Equipment acquired under capital lease	—	464	—
Exchange of 3.75% Convertible Subordinated Notes for 6.52% Convertible Senior Subordinated Notes	—	—	114,985
See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2005, 2004 and 2003
(In thousands, except share and per share amounts)

1.	THE COMPANY
      Alkermes, Inc. (the “Company” or “Alkermes”) is a pharmaceutical company that develops products based on sophisticated drug delivery technologies to enhance therapeutic outcomes in major diseases. The Company’s lead commercial product, Risperdal Consta® [(risperidone) long-acting injection], is the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and is marketed worldwide by Janssen-Cilag affiliated companies (“Janssen”), a division of Johnson & Johnson. The Company’s lead proprietary product candidate, Vivitrex® (naltrexone long-acting injection) is being developed as a once-monthly injection for the treatment of alcohol dependence. Alkermes has a pipeline of extended-release injectable products and pulmonary drug products based on its proprietary technologies and expertise. The Company’s headquarters is in Cambridge, Massachusetts, and it operates research and manufacturing facilities in Massachusetts and Ohio.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidation — The consolidated financial statements include the accounts of Alkermes, Inc. and its wholly owned subsidiaries: Alkermes Controlled Therapeutics, Inc. (“ACTI”); Alkermes Controlled Therapeutics Inc. II (“ACT II”); Alkermes Investments, Inc.; Alkermes Development Corporation II (“ADC II”); Alkermes Europe, Ltd.; Advanced Inhalation Research, Inc. (“AIR”); and RC Royalty Sub LLC (“Royalty Sub”). Intercompany accounts and transactions have been eliminated.
      Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) necessarily requires management to make estimates and assumptions that affect the following: (1) reported amounts of assets and liabilities; (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. Marketable equity securities have been designated as available-for-sale and are recorded at fair value with any unrealized gains or losses included as a component of accumulated other comprehensive income (loss), included in shareholders’ equity in the consolidated balance sheets.
      The following table sets forth the carrying values and estimated fair values of the Company’s debt instruments at March 31:

	2005		2004

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

2.5% Convertible Subordinated Notes, including embedded derivative liability	$122,611	$120,000	$126,220	$164,375
3.75% Convertible Subordinated Notes	676	608	676	575
Secured 7% Notes	150,730	153,000	—	—
Term loan	3,519	3,519	—	—
Obligation under capital lease	338	338	420	420
Convertible preferred stock	30,000	30,000	30,000	30,000

The estimated fair values of the 2.5% Convertible Subordinated Notes, the 3.75% Convertible Subordinated Notes and the Secured 7% Notes were based on quoted market prices. The estimated fair values of the term loan, obligation under capital lease and convertible preferred stock were based on prevailing interest rates or rates of return on similar instruments.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SUMMARY
      Net Loss Per Common Share — Basic and diluted net loss per common share are computed using the weighted-average number of common shares outstanding during the period. Basic net loss per common share excludes any dilutive effect from stock options and awards, convertible senior subordinated notes, convertible subordinated notes and convertible preferred stock. For the three years ended March 31, 2005, 2004 and 2003, the Company was in a net loss position and, therefore, diluted net loss per common share is the same amount as basic net loss per common share.
      The following table sets forth common stock equivalents which were excluded from the computation of diluted net loss per common share for the years ended March 31, as they would have had an anti-dilutive effect due to net losses for such periods:

	2005	2004	2003

Stock options and awards	17,812,268	15,517,102	13,876,740
Shares issuable on conversion of 2.5% Convertible Subordinated Notes	9,025,275	9,025,275	—
Shares issuable on conversion of 3.75% Convertible Subordinated Notes	9,978	9,978	9,978
Shares issuable on conversion of 6.52% Convertible Senior Subordinated Notes	—	—	22,727,024
Shares issuable on conversion of convertible preferred stock	2,834,735	2,020,474	3,307,607

	29,682,256	26,572,829	39,921,349

      Revenue Recognition — Manufacturing and royalty revenues consist of revenue earned under certain manufacturing and supply and license agreements for the Company’s two commercial products, Risperdal Consta and Nutropin Depot®. In June 2004, the Company announced a restructuring program in connection with the decision by Alkermes and Genentech, Inc. (“Genentech”) to discontinue commercialization of Nutropin Depot.
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

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Research and Development Expenses — The Company’s research and development expenses include salaries and related benefits, laboratory supplies, temporary help costs, external research costs, consulting costs, occupancy costs, depreciation expense and other allocable costs directly related to the Company’s research and development activities. Research and development expenses are incurred in conjunction with the development of the Company’s technologies, proprietary product candidates, collaborators’ product candidates and in-licensing arrangements. External research costs relate primarily to toxicology studies, pharmacokinetic studies and clinical trials that are performed for the Company under contract by external companies, hospitals or medical centers. All such costs are charged to research and development expenses as incurred.
      Stock Options and Awards — The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options and awards to employees. The Company accounts for stock options and awards to non-employees using the fair-value method.
      Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the measurement date and the price an employee must pay to exercise the award. Under the fair-value method, compensation associated with stock awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option-pricing model. The measurement date for employee awards is generally the grant date. The measurement date for non-employee awards is generally the date performance of certain services is complete.
      In fiscal 2005, 2004 and 2003, stock-based compensation expense was primarily related to amortization of restricted stock awards and is included in research and development expense or sales, general and administrative expense, as appropriate.
      Pro-forma information regarding net loss and basic and diluted loss per common share in fiscal 2005, 2004 and 2003 has been determined as if the Company had accounted for its employee stock options under the fair-value method.
      For purposes of pro-forma disclosure, the estimated fair value of options is amortized to pro-forma expense over the vesting periods of the options.
      Pro-forma information for the years ended March 31 is as follows:

	2005	2004	2003

Net loss — as reported	$(73,916)	$(102,385)	$(106,898)
Add — stock-based compensation expense as reported in the consolidated statements of operations and comprehensive loss	299	1,503	2,081
Deduct — total stock-based compensation expense determined under fair-value method for all options and awards	(20,786)	(20,841)	(25,168)

Net loss — pro-forma	$(94,403)	$(121,723)	$(129,985)

Basic and diluted loss per common share:
As reported	$(0.82)	$(1.25)	$(1.66)
Pro-forma	(1.05)	(1.48)	(2.02)

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31:

	2005	2004	2003

Expected life (years)	4	4	4
Interest rate	3.75%	2.89%	3.07%
Volatility	67%	73%	74%
Dividends	None	None	None
      Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted in fiscal 2005, 2004 and 2003 was $7.59, $6.45 and $3.73, respectively.
      Income Taxes — Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities and for net loss and credit carryforwards. Deferred income taxes are recognized at enacted rates expected to be in effect when temporary differences reverse. Valuation allowances are provided to the extent that it is more likely than not that the deferred tax assets will not be recoverable.
      Cash Equivalents — Cash equivalents, with remaining maturities of three months or less when purchased, consist of money market accounts, mutual funds and an overnight repurchase agreement. The repurchase agreement is fully collateralized by U.S. government securities.
      Investments — At March 31, 2005 and 2004, all short-term and long-term investments consist of debt securities (U.S. Treasury and other government securities, commercial paper and corporate notes) that are classified as available-for-sale and recorded at fair value. Fair value was determined based on quoted market prices.
      Investments classified as long-term are restricted and held as collateral under certain letters of credit related to the Company’s lease agreements.
      Investments consist of the following at March 31:

	Amortized Cost			Gross
				Unrealized
	Due Under	Due After				Aggregate
	One Year	One Year	Total	Gains	Losses	Fair Value

2005
Available-for-sale securities:
Investments — short-term:
Corporate debt securities	$2,048	$152,856	$154,904	$178	$—	$155,082
Investments — long-term:
U.S. government obligations	4,900	—	4,900	3	—	4,903

Total	$6,948	$152,856	$159,804	$181	$—	$159,985

2004
Available-for-sale securities:
Investments — short-term:
U.S. government obligations	$8,081	$18,165	$26,246	$76	$—	$26,322
Corporate debt securities	4,544	102,762	107,306	411	(2)	107,715

	12,625	120,927	133,552	487	(2)	134,037

Investments — long-term:
U.S. government obligations	5,006	—	5,006	6	—	5,012

Total	$17,631	$120,927	$138,558	$493	$(2)	$139,049

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company also has investments in certain marketable equity securities with a fair value of approximately $0.8 million and $1.8 million at March 31, 2005 and 2004, respectively, which are currently classified as available-for-sale securities and are recorded under the caption “Other assets” in the consolidated balance sheets. The cost of such securities was $1.1 million at March 31, 2005 and 2004.
      Inventory — Inventory is stated at the lower of cost or market. Cost is determined in a manner that approximates the first-in, first-out method. Inventory consists of the following at March 31:

	2005	2004

Raw materials	$1,667	$1,147
Work in process	992	1,037
Finished goods	1,107	421

Total	$3,766	$2,605

      Property, Plant and Equipment — Property, plant and equipment are recorded at cost. Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives of the assets: building — 25 years; furniture, fixtures and equipment — 3 to 7 years; or, in the case of leasehold improvements, over the lesser of the useful life of the assets and the lease terms — 1 to 20 years.
      Amounts recorded as construction in progress in the consolidated balance sheets represent costs incurred through March 31, 2005 and 2004 for the expansion of the Company’s manufacturing and research and development facilities in Massachusetts and Ohio.
      Property, plant and equipment acquired under capital leases totaled $0.5 million as of March 31, 2005 and 2004, and accumulated amortization of such assets totaled $0.1 million and $0.0 million as of March 31, 2005 and 2004, respectively.
      Other Assets — Other assets consist primarily of unamortized debt offering costs which are being amortized over the lives of the expected principal repayment periods of the related notes (5 to 7 years), and certain marketable equity securities and warrants to purchase stock in certain publicly traded companies (see Note 8).
      Accrued Expenses — Accrued expenses include contract service fees, such as amounts due to clinical research organizations, professional service fees, such as attorneys and accountants, and investigators in conjunction with clinical trials. Accruals for amounts due to clinical research organizations are among the most significant estimates. In connection with these service fees, the Company’s estimates are most affected by its understanding of the status and timing of services provided relative to the actual level of services incurred by the service providers. In the event that the Company does not identify certain costs that have been incurred, or under- or over-estimates the level of services or the costs of such services, the reported expenses for a reporting period could be overstated or understated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services is sometimes subject to judgment.
      Deferred Revenue — During fiscal 2003, the Company received an up-front payment of approximately $23.9 million from Janssen as an advance of the first two years of minimum manufacturing revenue amounts due under a manufacturing agreement based on the approval and launch of Risperdal Consta in Germany and the United Kingdom (see Note 14). As of March 31, 2005, the entire $23.9 million has been recognized as manufacturing revenue. At March 31, 2004, the unearned portion of the prepayment amount of approximately $10.1 million was recorded as deferred revenue in the Company’s consolidated balance sheets.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During fiscal 2004, Eli Lilly and Company (“Lilly”) made payments to the Company totaling approximately $7.0 million in order to fund an increase in the scope of the Company and Lilly’s pulmonary insulin and pulmonary human growth hormone (“hGH”) development programs, which was recorded as deferred revenue at March 31, 2004. During fiscal 2005, these amounts have been expended and recorded as research and development revenue in the consolidated statement of operations and comprehensive loss.
      The Company has also received prepayments for research and development costs under collaborative research projects with other corporate collaborative partners that are being amortized over the estimated term of the agreements based upon services performed or on straight-line basis.
      401(k) Plan — The Company’s 401(k) Retirement Savings Plan (the “401(k) Plan”) covers substantially all of its employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service limitations. The Company matches a portion of employee contributions. The match is equal to 50% of the first 6% of deferrals and is fully vested when made. During fiscal 2005, 2004 and 2003, the Company contributed approximately $0.9 million, $0.9 million and $0.8 million, respectively, to match employee deferrals under the 401(k) Plan.
      Segments — The Company’s operations consist of one operating segment.
      Reclassifications — Certain reclassifications have been made in fiscal 2004 and 2003 to conform to the presentation used in fiscal 2005.
      New Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”, or SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is effective for the Company beginning with the first quarter of fiscal 2007 (i.e. the quarter ending June 30, 2006). SFAS 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.
      The Company expects that the adoption of SFAS 123R will have a significant impact on its reported results of operations. The impact of adoption of SFAS 123R will depend on estimates of stock price volatility, option terms, interest rates and other factors.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, which amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, freight, handling costs and waste (spoilage). This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and, thus, will be effective for the Company beginning with the first quarter of fiscal 2007 (i.e. the quarter ending June 30, 2006). Earlier application is permitted. The Company believes its current accounting policies closely align to the new rules. Accordingly, the Company does not believe this new standard will have a material impact on its consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES
      Accounts payable and accrued expenses consist of the following at March 31:

	2005	2004

Accounts payable	$6,686	$9,056
Accrued compensation	3,791	3,274
Accrued other	8,326	5,879

Total	$18,803	$18,209

4.	RESTRUCTURING OF OPERATIONS
      In June 2004, the Company announced a restructuring program in connection with the decision by Alkermes and Genentech to discontinue commercialization of Nutropin Depot (the “2004 Restructuring”). The decision was based on the significant resources required by both companies to continue manufacturing and commercializing the product. In connection with this decision, the Company ceased commercial manufacturing of Nutropin Depot in June 2004, reduced the Company’s workforce by 17 employees, representing approximately 3% of the Company’s total workforce, and recorded net restructuring charges of approximately $11.5 million in fiscal 2005 under the caption “Restructuring” in the consolidated statement of operations and comprehensive loss. The restructuring charges consisted of approximately $0.1 million in employee separation costs, including severance and related benefits, and approximately $11.4 million in facility closure costs, including fixed asset write-offs and estimates of future lease costs relating to the Company’s ability to sublease the exited facility through the end of its lease term in August 2008. In addition to the restructuring, the Company also recorded a one-time write-off of Nutropin Depot inventory of approximately $1.3 million, which was recorded under the caption “Cost of goods manufactured” in the consolidated statement of operations and comprehensive loss in fiscal 2005.
      As of March 31, 2005, the Company had paid in cash or written off an aggregate of approximately $8.4 million in facility closure costs and $0.1 million in employee separation costs in connection with the 2004 Restructuring. The amounts remaining in the 2004 Restructuring accrual at March 31, 2005 relate primarily to estimates of lease costs associated with the exited facility and are expected to be paid out through fiscal 2009.
      In August 2002, the Company announced a restructuring program (the “2002 Restructuring”) to reduce the Company’s cost structure as a result of the Company’s expectations regarding the financial impact of a delay in the U.S. launch of Risperdal Consta by the Company’s collaborative partner, Janssen. The 2002 Restructuring reduced the Company’s workforce by 122 employees, representing 23% of the Company’s total workforce at that time, and included consolidation and closure of certain leased facilities in Cambridge, Massachusetts, closure of the Company’s medical affairs office in Cambridge, England, write-off of leasehold improvements at leased facilities being vacated and reductions of other expenses. The workforce reductions were made across all functions of the Company. Under the restructuring plan, the Company focused its development activities on those programs that were in the later stages of clinical development and those programs that involved the most productive collaborations.
      In connection with the 2002 Restructuring, the Company recorded charges of approximately $6.5 million in the consolidated statement of operations and comprehensive loss in the year ended March 31, 2003. This charge consisted of approximately $1.5 million in employee separation costs, including severance and related benefits, and approximately $5.0 million in facility consolidation and closure costs, including significant estimates relating to a lease cancellation fee, the length of time it will take to sublease certain of the Company’s facilities and the lease rates at which the Company may negotiate sublease agreements with third parties. In the year ended March 31, 2004, the Company

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded recoveries of $0.2 million related to subleases negotiated on more favorable terms than initially estimated. As of March 31, 2005, the Company had paid an aggregate of approximately $1.5 million in employee separation costs and approximately $4.4 million in facility closure costs. The amounts in the accrual at March 31, 2005 related to facility lease costs and are expected to be paid through fiscal 2006.
      Pursuant to the 2004 and 2002 Restructuring plans, the following table displays the charges, recoveries and payments that have been recorded during the years ended March 31, 2005, 2004 and 2003:

	Fiscal 2003			Fiscal 2004			Fiscal 2005

			Balance			Balance			Non-Cash	Balance
			March 31,			March 31,			Write-	March 31,
Type of Liability	Charges	Payments	2003	Recoveries	Payments	2004	Charges	Payments	Downs	2005

2004 Restructuring
Employee separation	$—	$—	$—	$—	$—	$—	$146	(137)	$—	$9
Facility closure	—	—	—	—	—	—	11,381	(742)	(7,674)	2,965

	—	—	—	—	—	—	11,527	(879)	(7,674)	2,974
2002 Restructuring
Employee separation	1,480	(1,463)	17	—	(17)	—	—	—	—	—
Facility closure	5,017	(1,497)	3,520	(208)	(2,174)	1,138	—	(749)	—	389

	6,497	(2,960)	3,537	(208)	(2,191)	1,138	—	(749)	—	389

Total	$6,497	$(2,960)	$3,537	$(208)	$(2,191)	$1,138	$11,527	$(1,628)	$(7,674)	$3,363

      The remaining restructuring accrual at March 31, 2005 represents an estimate of costs associated with leases of closed facilities and may require adjustment in the future. Approximately $2.1 million of the restructuring accrual at March 31, 2005 is included in other long-term liabilities.

5.	SECURED 7% NOTES
      On February 1, 2005, ACT II, pursuant to the terms of a purchase and sale agreement, sold, assigned and contributed to Royalty Sub the rights of ACT II to collect certain royalty payments and manufacturing fees (the “Royalty Payments”) earned under the Janssen Agreements (defined below) and certain agreements that may arise in the future, in exchange for approximately $144 million in cash. The Royalty Payments arise under (i) the license agreements dated February 13, 1996 for the United States and its territories and February 21, 1996 for all countries other than the United States and its territories, by and between ACT II and Janssen Pharmaceutica Inc. and certain of its affiliated entities (“JP”) and (ii) the Manufacturing and Supply Agreement dated August 6, 1997 by and between JPI Pharmaceutica International (“JPI” and together with JP, “Janssen”), JP and ACT II (collectively, the “Janssen Agreements”).
      In connection with the purchase and sale agreement, on February 1, 2005, Royalty Sub issued an aggregate principal amount of $170 million of its Secured 7% Notes due 2018 (the “7% Notes”) to certain institutional investors in a private placement for net proceeds of approximately $144 million, after original issue discount and offering costs of approximately $19.7 million and $6.1 million, respectively. The annual cash coupon rate is 7% and is payable quarterly, beginning on April 1, 2005; however, portions of the principal amount that are not paid off in accordance with the expected principal repayment profile will accrue interest at 9.75%. Through January 1, 2009, the holders will receive only the quarterly cash interest payments. In addition, beginning on April 1, 2009, principal payments will be made to the holders, subject to certain conditions. Timing of the principal repayment will be based on the revenues received by Royalty Sub but will occur no earlier than equally over the twelve quarters between April 1, 2009 and January 1, 2012, subject to certain conditions. Non-payment of principal will not be an event of default prior to the

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
legal maturity date of January 1, 2018. The 7% Notes, however, may be redeemed at Royalty Sub’s option, subject, in certain circumstances, to the payment of a redemption premium. The 7% Notes are secured by (i) all of Royalty Sub’s property and rights, including the Royalty Rights and (ii) ACT II’s ownership interests in Royalty Sub. Accordingly, the assets of Royalty Sub will not be available to satisfy other obligations of Alkermes.
      The Royalty Payments received by Royalty Sub under the Janssen Agreements are the sole source of payment of the interest, principal and redemption premium, if any, for the 7% Notes. Alkermes will receive all of the Risperdal Consta revenues in excess of interest, principal and redemption premium, if any. The Company’s rights to receive such excess revenues will be subject to certain restrictions while the 7% Notes remain outstanding.
      The offering costs were recorded under the caption “Other assets” in the consolidated balance sheet at March 31, 2005. The Company will amortize the original issue discount and the offering costs over the expected principal repayment period ending January 1, 2012, which will be recorded as additional interest expense. During the year ended March 31, 2005, amortization of the original issue discount and the offering costs on the 7% Notes totaled $0.6 million.

6.	CONVERTIBLE SUBORDINATED NOTES
      Convertible subordinated notes consist of the following at March 31:

	2005	2004

2.5% Convertible Subordinated Notes	$122,346	$121,570
3.75% Convertible Subordinated Notes	676	676

Total	123,022	122,246
Less: current portion	—	—

Convertible subordinated notes — non-current portion	$123,022	$122,246

      2.5% Subordinated Notes — In August and September 2003, the Company issued an aggregate of $100.0 million and $25.0 million, respectively, principal amount of 2.5% Convertible Subordinated Notes due 2023 (the “2.5% Subordinated Notes”). The 2.5% Subordinated Notes are convertible into shares of the Company’s common stock at a conversion price of $13.85 per share, subject to adjustment in certain events. The 2.5% Subordinated Notes bear interest at 2.5% per year, payable semiannually on March 1 and September 1, commencing on March 1, 2004 and are subordinated to existing and future senior indebtedness of the Company.
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
      If an automatic conversion occurs on or prior to September 1, 2006, the Company will pay additional interest in cash or, at the Company’s option, in common stock, equal to three full years of interest on the converted notes (the “Three-Year Interest Make-Whole”), less any interest actually paid or provided for on the notes prior to automatic conversion. If the Company elects to pay the additional interest in common stock, the shares of common stock will be valued at 97.5% of the average closing price of the Company’s common stock for the five trading days immediately preceding the second trading day prior to the conversion date. See discussion of the embedded derivative related to the Three-Year Interest Make-Whole in Note 8.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a part of the sale of the 2.5% Subordinated Notes, the Company incurred approximately $4.0 million of offering costs which were recorded under the caption “Other assets” in the consolidated balance sheets and are being amortized to interest expense over the estimated term of the 2.5% Subordinated Notes.
      3.75% Subordinated Notes — In February 2000, the Company issued $200.0 million principal amount of 3.75% Convertible Subordinated Notes due 2007 (the “3.75% Subordinated Notes”). The outstanding 3.75% Subordinated Notes are convertible into the Company’s common stock, at the option of the holder, at a price of $67.75 per share, subject to adjustment upon certain events. The 3.75% Subordinated Notes bear interest at 3.75% payable semiannually, which commenced on August 15, 2000. The 3.75% Subordinated Notes were redeemable by the Company in cash at any time prior to February 19, 2003 if the Company’s stock price exceeded $135.50 per share for at least 20 of the 30 trading days immediately prior to the Company’s delivery of the redemption notice. The 3.75% Subordinated Notes are also redeemable at any time on or after February 19, 2003 at certain declining redemption prices. In certain circumstances, at the option of the holders, the Company may be required to repurchase the 3.75% Subordinated Notes. The required repurchase may be in cash or, at the option of the Company, in common stock, at 105% of the principal amount of the 3.75% Subordinated Notes, plus accrued and unpaid interest. In December 2002, $199.3 principal amount of the Company’s 3.75% Subordinated Notes were exchanged for $114.6 million of 6.52% Senior Notes discussed below.
      6.52% Senior Notes — In December 2002, Alkermes consummated an exchange offer with, and cash offer to, participating holders of its 3.75% Subordinated Notes. The Company issued approximately $174.6 million aggregate principal amount of its new 6.52% Convertible Senior Subordinated Notes due December 31, 2009 (the “6.52% Senior Notes”), including approximately $114.6 million of 6.52% Senior Notes issued in exchange for 3.75% Subordinated Notes tendered in the exchange offer, and $60.0 million of 6.52% Senior Notes sold for cash to holders of the 3.75% Subordinated Notes who participated in the exchange offer. The net proceeds to the Company after offering costs of approximately $4.5 million were approximately $55.5 million.
      The offering costs were recorded under the caption “Other assets” in the consolidated balance sheets and were charged to interest expense while the 6.52% Senior Notes were outstanding. In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the Company recorded a realized gain on exchange of debt amounting to approximately $80.8 million, net of approximately $3.9 million of unamortized offering costs relating to the 3.75% Subordinated Notes, in the consolidated statement of operations and comprehensive loss in the year ended March 31, 2003.
      The 6.52% Senior Notes were convertible into the Company’s common stock, at the option of the holder, at a price of $7.682 per share, subject to adjustment upon certain events, and in June 2003 the Company announced that it had exercised its right to automatically convert all of the outstanding 6.52% Senior Notes into shares of the Company’s common stock. During June and July 2003, $150.7 million principal amount of 6.52% Senior Notes were exchanged for, and $23.9 million principal amount of such notes were converted into approximately 24 million shares of common stock. The Company paid approximately $2.3 million in cash to satisfy a two-year interest make-whole (the “Two-Year Interest Make-Whole”) provision in the bond indenture. None of the 6.52% Senior Notes are outstanding at March 31, 2005 and no gain or loss was recorded on the conversion of the 6.52% Senior Notes, which was done in accordance with the underlying indenture.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LONG-TERM DEBT
      Long-term debt consists of the following at March 31:

	2005	2004

Term loan and equipment financing arrangement	$3,519	$—
Obligations under capital lease	338	420

Total	3,857	420
Less: current portion	(1,124)	(82)

Other long-term debt	$2,733	$338

      Term Loan and Equipment Financing Arrangement — On December 22, 2004, the Company entered into a term loan in the principal amount of approximately $3.7 million with General Electric Capital Corporation (“GE”). The term loan is secured by certain of the Company’s equipment pursuant to a security agreement and is subject to an ongoing financial covenant related to our available cash position. The loan is payable in 36 monthly installments with the final installment due on December 27, 2007 and bears a floating interest rate equal to the one-month London Interbank Offered Rate (“LIBOR”) (2.87% at March 31, 2005) plus 5.45%.
      The Company may prepay the term loan without any penalty, contingent on GE’s approval, and further use the $3.7 million of available credit to finance new equipment purchases with the same terms and conditions as the equipment lease line noted below. If the Company fails to pay any amounts when due, or is in default under or fails to perform any term or condition of the security agreement, then GE may elect to accelerate the entire outstanding principal amount of the loan with accrued interest such that the amounts are immediately due and payable from the Company to GE. In addition, all amounts accelerated shall bear interest at 18% until such amounts are paid in full. As of March 31, 2005, approximately $3.5 million was outstanding under the term loan.
      In addition, on December 22, 2004, the Company entered into a commitment for equipment financing with GE. The equipment financing, in the form of an equipment lease line, provides Alkermes with the ability to finance up to $18.3 million in new equipment purchases through December 31, 2005. The equipment financing would be secured by the purchased equipment and will be subject to a financial covenant. The lease terms provide Alkermes with the option at the end of the lease to (a) purchase the equipment from GE at the then prevailing market value, (b) renew the lease at a fair market rental value, subject to remaining economic useful life requirements, or (c) return the equipment to GE, subject to certain conditions. As of March 31, 2005, there were no amounts outstanding under this commitment.
      Scheduled maturities with respect to long-term obligations, excluding capital leases, for the next five fiscal years are as follows:

	2006	2007	2008	2009	2010

Secured 7% Notes(1)	$—	$—	—	—	$56,667
Convertible subordinated notes	—	676	—	—	—
Term loan	1,035	1,117	1,367	—	—

Total	$1,035	$1,793	$1,367	$—	$56,667

(1)	The Secured 7% Notes were issued by RC Royalty Sub LLC, a wholly-owned subsidiary of Alkermes. The Notes are non-recourse to Alkermes (see Note 5).

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Obligation Under Capital Lease — In September 2003, Alkermes and Johnson & Johnson Finance Corporation (“J&J Finance”) entered into a 60-month sale-lease agreement to provide the Company with equipment financing under which Alkermes received approximately $0.5 million in proceeds from J&J Finance.
      Total annual future minimum lease payments under the capital lease are as follows:

Fiscal Years Ending
2006	$114
2007	114
2008	114
2009	48

Total	390
Less amount representing interest	(52)

Present value of future lease payments	338
Less current portion	(89)

Noncurrent obligation under capital lease	$249

8.	DERIVATIVES
      6.52% Senior Notes — The Company recorded a derivative liability related to the 6.52% Senior Notes. The Two-Year Interest Make-Whole provision, included in the note indenture and described in Note 6 above, represented an embedded derivative which was required to be accounted for apart from the underlying 6.52% Senior Notes. At issuance of the 6.52% Senior Notes, the Two-Year Interest Make-Whole feature was estimated to have a fair value of $9.0 million and the initial recorded value of the 6.52% Senior Notes was reduced by this allocation. The estimated value of the Two-Year Interest Make-Whole feature was adjusted quarterly through derivative income (losses) related to convertible subordinated notes in the consolidated statements of operations and comprehensive loss for changes in the estimated market value of the feature. During the fiscal years ended March 31, 2005, 2004 and 2003, the Company recorded charges of $0, $3.8 million and $4.3 million, respectively, in the consolidated statements of operations and comprehensive loss for changes in the estimated value of the feature after issuance. In June 2003, the Company announced that it exercised its automatic conversion right for the 6.52% Senior Notes. The embedded derivative was adjusted to the value of the remaining balance of the Two-Year Interest Make-Whole payment, approximately $17.1 million; and upon conversion of the then outstanding 6.52% Senior Notes, and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and the balance was reduced to zero.
      2.5% Subordinated Notes — The Company also recorded a derivative liability related to the 2.5% Subordinated Notes. The Three-Year Interest Make-Whole provision, included in the note indenture and described in Note 6 above, represents an embedded derivative which is required to be accounted for apart from the underlying 2.5% Subordinated Notes. At issuance of the 2.5% Subordinated Notes, the Three-Year Interest Make-Whole had an estimated initial aggregate fair value of $3.9 million, which reduced the amount of the outstanding debt and was recorded as a derivative liability related to convertible subordinated notes in the consolidated balance sheets. The $3.9 million initially allocated to the Three-Year Interest Make-Whole feature has been treated as a discount on the 2.5% Subordinated Notes and is being accreted to interest expense over five years through September 1, 2008, the first date on which holders of the 2.5% Subordinated Notes have the right to require the Company to repurchase the 2.5% Subordinated Notes. The estimated value of the Three-Year Interest Make-Whole feature is carried

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in the consolidated balance sheets under derivative liability related to convertible subordinated notes and is adjusted to its fair value on a quarterly basis until it expires or is paid. Quarterly adjustments to the fair value of the Three-Year Interest Make-Whole are charged to derivative income (losses) related to convertible subordinated notes in the consolidated statements of operations and comprehensive loss. During the fiscal years ended March 31, 2005 and 2004, the Company recorded income of $4.4 million and net charges of $0.8 million, respectively, in the consolidated statements of operations and comprehensive loss for changes in the estimated value of the feature after issuance. The recorded value of the derivative liability related to the 2.5% Subordinated Notes, approximately $0.3 million at March 31, 2005, can fluctuate significantly based on fluctuations in the market value of the Company’s common stock.
      Warrants — The Company has received certain warrants to purchase securities of publicly traded companies from licensees and has recorded them at fair value under the caption “Other assets” in the consolidated balance sheets. At March 31, 2005 and 2004 the warrants had estimated fair values of approximately $0.9 million and $2.9 million, respectively. During the fiscal years ended March 31, 2005 and 2004, the Company recorded charges of approximately $2.0 million and income of approximately $2.1 million, respectively, under the caption “Other income (expense), net” in the consolidated statements of operations and comprehensive loss in connection with the changes in the fair value of such warrants. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

9.	CONVERTIBLE PREFERRED STOCK
      In December 2002, the Company and Lilly expanded the collaboration for the development of inhaled formulations of insulin and hGH based on the Company’s AIR pulmonary drug delivery technology, and Lilly purchased $30.0 million of the Company’s newly issued convertible preferred stock pursuant to a stock purchase agreement. The Company agreed to use the proceeds from the convertible preferred stock primarily to fund the development of inhaled insulin. The Company also agreed to use a portion of the proceeds to fund the hGH development program. The Company recorded no research and development revenue for these programs while the $30.0 million in proceeds from the convertible preferred stock was used to fund this development. In addition, the royalty rate payable to the Company based on revenues of potential inhaled insulin products was increased. Lilly has the right to return the convertible preferred stock in exchange for a reduction in this royalty rate. The preferred stock is convertible into the Company’s common stock at market price, under certain conditions at the Company’s option, and automatically upon filing of a new drug application with the U.S. Food and Drug Administration for an AIR insulin product. The Company will register for resale all of its shares of common stock issued upon conversion of the convertible preferred stock. The convertible preferred stock has a liquidation preference of $10 per share and no dividends are payable by the Company on these securities. As of March 31, 2005, all of the proceeds from the sale of the $30.0 million of convertible preferred stock had been spent.

10.	SHAREHOLDERS’ EQUITY
      Conversion of 6.52% Senior Notes into Common Stock — In June 2003, the Company announced that it had exercised its right to automatically convert all of its outstanding 6.52% Senior Notes into shares of the Company’s common stock. During June and July 2003, the Company issued an aggregate amount of approximately 24.0 million shares of common stock in connection with the exchanges and conversions (see Note 6).
      Shareholder Rights Plan — In February 2003, the Board of Directors of the Company adopted a shareholder rights plan (the “Rights Plan”) under which all common shareholders of record as of February 20, 2003 received rights to purchase shares of a new series of preferred stock. The Rights Plan is designed to enable all Alkermes’ shareholders to realize the full value of their investment and to provide

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for fair and equal treatment for all shareholders in the event that an unsolicited attempt is made to acquire Alkermes. The adoption of the Rights Plan is intended as a means to guard against coercive takeover tactics and is not in response to any particular proposal. The rights will be distributed as a nontaxable dividend and will expire 10 years from the record date. Each right will initially entitle common shareholders to purchase a fractional share of the preferred stock for $80. Subject to certain exceptions, the rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender or exchange offer upon the consummation of which such person or group would own 15% or more of the Company’s common stock. Subject to certain exceptions, if any person or group acquires 15% or more of the Company’s common stock, all rights holders, except the acquiring person or group, will be entitled to acquire the Company’s common stock (and in certain instances, the stock of the acquiror) at a discount. The rights will trade with the Company’s common stock, unless and until they are separated upon the occurrence of certain future events. Generally, the Company’s Board of Directors may amend the Rights Plan or redeem the rights prior to 10 days (subject to extension) following a public announcement that a person or group has acquired 15% or more of the Company’s common stock.

11.	INCOME TAXES
      At March 31, 2005, the Company has approximately $575.1 million of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes available to offset future taxable income, and approximately $27.3 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL and research and development credit carryforwards are subject to examination by the tax authorities and expire in various years from 2006 through 2025.
      The components of the net deferred income tax assets at March 31 are as follows:

	2005	2004

NOL carryforwards — federal and state	$184,286	$159,016
Tax benefit from stock option exercises	37,274	34,994
Tax credit carryforwards	35,770	32,240
Capitalized research and development expenses — net of amortization	620	1,680
Alkermes Europe NOL carryforward	8,990	8,230
Deferred revenue	—	4,072
Other	417	863
Less valuation allowance	(267,357)	(241,095)

	$—	$—

      Tax benefits from stock option exercises will be credited to additional paid-in capital when realized.
      The valuation allowance has been provided because of the uncertainty of realizing the future benefits of the net deferred income tax assets. The valuation allowance increased by $37.8 million from March 31, 2003 to March 31, 2004.

12.	INVESTMENT IN RELIANT PHARMACEUTICALS, LLC
      In December 2001, the Company purchased approximately 63% of an offering by Reliant Pharmaceuticals, LLC (“Reliant”) of its Series C convertible, redeemable preferred units, representing approximately 19% of the equity interest in Reliant, for a purchase price of $100.0 million. Through

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2004, the investment had been accounted for under the equity method of accounting because Reliant was organized as a limited liability company, which is treated in a manner similar to a partnership.
      Reliant is a privately held company over which the Company does not exercise control and the Company has relied on the unaudited and audited financial statements prepared by Reliant’s management and provided to the Company to calculate the Company’s share of Reliant’s losses. The Company’s $100.0 million investment was reduced to $0 during the fiscal year ended March 31, 2003 based upon the Company’s equity losses in Reliant.
      In March 2002, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reliant. In August 2002, the Company and Reliant announced the mutual termination of the Merger Agreement. The companies agreed to terminate due to general market conditions. There were no payments triggered by the mutual termination, and each company was responsible for its own legal and transaction fees.
      As a result of the termination of the Merger Agreement, the Company expensed approximately $2.6 million of deferred merger costs in fiscal 2003, which were recorded under the caption “Sales, general and administrative” in the consolidated statements of operations and comprehensive loss.
      Effective April 1, 2004, Reliant converted from a limited liability company to a corporation under Delaware state law. Because of this change from a limited liability company to a corporation, Alkermes’ investment in Reliant has been accounted for under the cost method effective April 1, 2004. Accordingly, Alkermes will not record any share of Reliant’s future net income or losses (see Note 18).

13.	RELATED-PARTY TRANSACTIONS
      ADC II served as the one percent general partner of Alkermes Clinical Partners, L.P. (“Clinical Partners”), a limited partnership which was engaged in a research and development project with the Company.
      In March 1992, the Company licensed to Clinical Partners certain of its technology relating to Receptor-Mediated Permeabilizerstm (“RMPs”) and Cereport®. Research and development of RMPs had been conducted by the Company on behalf of Clinical Partners. As a result of the difficulties encountered in the development of Cereport, including the clinical trial results and the termination of the agreement with ALZA, the Company determined that development of Cereport was not economically feasible and, therefore, the Company would not commit additional funds to the development of Cereport. On December 17, 2003, the limited partners of Clinical Partners approved the termination of the partnership, and the partnership was subsequently dissolved. As a result of this termination, the development program and obligations ceased, the purchase option terminated and the Cereport and RMP technology reverted to Clinical Partners in the U.S. and Canada.
      Amounts expended to, or on behalf of, Clinical Partners by the Company in fiscal 2005, 2004 and 2003 were $9, $156 and $53, respectively.

14.	COLLABORATIVE ARRANGEMENTS
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

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under a manufacture and supply agreement with Janssen, Janssen is required to pay the Company certain minimum amounts of manufacturing revenues relating to the Company’s sales of Risperdal Consta to Janssen. The actual amount of such minimum manufacturing revenues will be determined by a formula and is currently estimated to aggregate approximately $184.5 million. This amount was increased from $150.0 million in the fourth quarter of fiscal 2005, as a result of additional investment by the Company in the Risperdal Consta manufacturing infrastructure. As of March 31, 2005, the Company had recognized approximately $78.5 million of cumulative manufacturing revenues against the estimated $184.5 million minimum. Janssen’s minimum revenue obligation will be satisfied when the Company reaches approximately $184.5 million in cumulative manufacturing revenues earned from sales of Risperdal Consta to Janssen.
      In December 2002, Janssen prepaid the first two years of minimum manufacturing revenues to the Company, totaling $23.9 million, of which $10.1 million was recorded under the caption “Deferred revenue” in the consolidated balance sheet at March 31, 2004.
      During fiscal 2005, all remaining deferred revenue amounts were recognized as manufacturing and royalty revenues in the consolidated statement of operations and comprehensive loss.
      During fiscal 2004, Lilly made payments to the Company totaling approximately $7.0 million to fund an increase in the scope of the Company and Lilly’s pulmonary insulin and pulmonary hGH development programs. This funding has been recorded under the caption “Deferred revenue” in the consolidated balance sheet at March 31, 2004 and recognized as research and development revenue under collaborative arrangements in fiscal 2005.
      During fiscal 2005, Janssen, Lilly, Amylin, Inc. (“Amylin”) and Genentech provided 66%, 22%, 7% and 1%, respectively, of the Company’s total revenues. During fiscal 2004, Janssen, Genentech and Amylin provided 73%, 12% and 10%, respectively, of the Company’s total revenues. During fiscal 2003, Janssen, Lilly, Genentech and Amylin provided 40%, 27%, 13% and 12%, respectively, of the Company’s total revenues. At March 31, 2005 and 2004, amounts receivable from these Partners totaled approximately $18.8 million and $11.5 million, respectively.

15.	COMMITMENTS
      Lease Commitments — The Company leases certain of its offices, research laboratories and manufacturing facilities under operating leases with initial terms of one to twenty years, expiring between calendar 2005 and 2012. Several of the leases contain provisions for extensions of up to 10 years. These lease commitments are mainly related to the Company’s corporate headquarters and manufacturing facilities in Massachusetts.
      In November 2002, Alkermes and GE entered into a 36-month sale-leaseback agreement to provide the Company with equipment financing, under which Alkermes received proceeds of approximately $6.0 million. The sale-leaseback resulted in a loss of approximately $1.3 million, which has been deferred and is being recognized as an adjustment to rent expense over the term of the lease agreement.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, 2005, the total future annual minimum lease payments under the Company’s noncancelable operating leases are as follows:

Fiscal Years
2006	$11,519
2007	9,998
2008	10,443
2009	10,329
2010	10,252
Thereafter	137,878

190,419
Less estimated sublease income	(2,272)

Total	$188,147

      Rent expense related to operating leases charged to operations was approximately $18.4 million, $16.2 million and $14.7 million for the years ended March 31, 2005, 2004 and 2003, respectively.
      License and Royalty Commitments — The Company has entered into license agreements with certain corporations and universities that require the Company to pay annual license fees and royalties based on a percentage of revenues from sales of certain products and royalties from sublicenses granted by the Company. Amounts paid under these agreements were approximately $0.3 million, $0.2 million and $0.1 million for the years ended March 31, 2005, 2004 and 2003, respectively, and are recorded under the caption “Research and development expenses”. Commitments are expected to approximate $0.2 million annually for the foreseeable future.

16.	STOCK OPTIONS AND AWARDS
      The Company’s stock option plans (the “Plans”) provide for issuance of nonqualified or incentive stock options to employees, officers and directors of and consultants to, the Company. Stock options generally expire ten years from the grant date and generally vest ratably over a four-year period, except for grants to the non employee directors, which vest over six months. The exercise price of stock options granted under the majority of the Plans may not be less than 100% of the fair market value of the common stock on the date of grant. Under the terms of one plan, the option exercise price may be below the fair market value, but not below par value, of the underlying stock at the time the option is granted. The Company has reserved a total of 19,718,734 shares of common stock for issuance upon exercise of options that have been or may be granted under the Plans.
      The Compensation Committee of the Board of Directors administers the Plans and determines who is to receive options, the exercise price and terms of such options. The Compensation Committee has delegated its authority to the Compensation Sub-Committee to make grants and awards under the Plans to officers and has delegated its authority to the Limited Compensation Sub-Committee to make grants under the Plans up to 5,000 shares per individual grantee. The Board of Directors administers the Director Plan.
      Certain of the Plans had provided that limited stock appreciation rights (“LSARs”) could be granted with respect to all or any portion of the shares covered by stock options granted to directors and executive officers. LSARs could be granted with the grant of a nonqualified stock option or at any time during the term of such option but could only be granted at the time of the grant in the case of an incentive stock option. The grants of LSARs were not effective until six months after their date of grant. Upon the occurrence of certain triggering events, including a change of control, the options with respect to which LSARs have been granted shall become immediately exercisable and the persons who have received

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
LSARs will automatically receive a cash payment in lieu of shares. At March 31, 2005, there were 65,000 LSARs outstanding which have been granted under the 1990 Plan. No LSARs were granted during fiscal 2005, 2004 or 2003.
      The Company has also adopted restricted stock award plans (the “Award Plans”) which provide for awards to certain eligible employees, officers and directors and consultants to the Company of up to a maximum of 1,000,000 shares of common stock. Awards generally vest over two years. During fiscal 2005, 2004 and 2003, 0, 0 and 120,866 shares of common stock, respectively, were awarded under the Award Plans and 112,752, 54,799 and 77,150 shares, respectively, ceased to be subject to forfeiture and were issued. At March 31, 2005, 2004 and 2003, there were awards for 51,200, 167,702 and 239,566 shares outstanding under the Award Plans, respectively.
      At March 31, 2005, the Company has reserved a total of 446,150 shares of common stock for issuance upon release of awards that have been or may be granted under the Award Plans. Noncash compensation expense of approximately $0.3 million, $1.4 million and $2.1 million in fiscal 2005, 2004 and 2003, respectively, resulted from the award of restricted stock to certain employees and has been recorded under the caption “Research and development” and “Sales, general and administrative”, as appropriate.
      Included in the consolidated statements of shareholders’ equity is deferred compensation of approximately $0 million and $0.3 million related to option grants and restricted stock awards in fiscal 2005 and 2004, respectively.
      A combined summary of option activity under the Plans is as follows:

			Weighted-
			Average
	Number of	Exercise Price	Exercise
	Shares	per Share	Price

Balance — April 1, 2002	11,449,122	$0.30 - $96.88	$19.85
Granted	3,947,102	4.02 - 23.17	6.72
Exercised	(390,303)	0.30 - 16.69	4.87
Canceled	(1,368,747)	4.77 - 67.78	19.30

Balance — March 31, 2003	13,637,174	0.30 - 96.88	16.49
Granted	3,692,660	9.25 - 15.48	12.22
Exercised	(514,285)	0.30 - 12.16	6.63
Canceled	(1,466,149)	4.02 - 48.03	17.48

Balance — March 31, 2004	15,349,400	0.30 - 96.88	15.70
Granted	4,632,534	8.78 - 16.69	14.05
Exercised	(581,513)	0.30 - 12.16	5.21
Canceled	(1,639,353)	4.77 - 44.33	17.40

Balance — March 31, 2005	17,761,068	$0.30 - $96.88	$15.45

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Outstanding and exercisable options under the Plans at March 31, 2005 are summarized below:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

		(In years)
$ 0.30 - $ 5.94	1,316,499	5.66	$5.12	906,382	$5.29
5.96 - 7.94	2,252,780	6.76	7.43	1,367,353	7.45
7.97 - 12.16	2,976,448	8.03	10.95	1,074,742	10.72
12.19 - 14.57	2,189,261	8.82	13.39	447,258	13.98
14.76 - 16.01	2,970,358	9.55	14.98	54,101	15.23
16.03 - 25.96	3,474,781	5.67	18.64	2,958,655	18.46
26.01 - 96.88	2,580,941	5.69	30.92	2,552,918	30.95

$ 0.30 - $96.88	17,761,068	7.24	$15.45	9,361,409	$17.86

      At March 31, 2004 and 2003, options to purchase 8,068,774 and 6,375,805 shares were exercisable at weighted average exercise prices of $17.93 and $17.66, respectively.

17.	LITIGATION
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

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

18.	SUBSEQUENT EVENT
      On May 20, 2005, Reliant Pharmaceuticals, Inc. announced that it had filed a registration statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of its common stock (see Note 12).
*****