Form 10-Q
period 2005-06-30
ALKERMES INC
filed 2005-08-09
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-14131
ALKERMES, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2472830
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

88 Sidney Street, Cambridge, MA (Address of principal executive offices)	02139-4136 (Zip Code)
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The number of shares outstanding of each of the issuer’s classes of common stock was:

Class	As of August 1, 2005

Common Stock, $.01 par value	90,171,883
Non-Voting Common Stock, $.01 par value	382,632

ALKERMES, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:
ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2005	2005

	(Unaudited)
	(In thousands, except
	share and
	per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,811	$47,485
Investments — short-term	316,236	155,082
Receivables, net	27,819	18,815
Inventory, net	5,239	3,766
Prepaid expenses and other current assets	1,883	2,580

Total current assets	373,988	227,728

PROPERTY, PLANT AND EQUIPMENT:
Land	301	269
Building	19,251	19,150
Furniture, fixtures and equipment	68,717	66,805
Equipment under capital lease	464	464
Leasehold improvements	45,998	45,991
Construction in progress	14,450	11,307

	149,181	143,986
Less accumulated depreciation and amortization	(51,271)	(48,798)

Property, plant and equipment — net	97,910	95,188

RESTRICTED INVESTMENTS — Long-term	4,498	4,903
OTHER ASSETS	11,053	11,055

TOTAL ASSETS	$487,449	$338,874

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,030	$18,803
Accrued interest	4,027	2,248
Accrued restructuring costs	1,064	1,228
Derivative liability related to convertible subordinated notes	531	265
Unearned milestone revenue — current portion	74,000	—
Deferred revenue	100	—
Long-term debt — current portion	1,146	1,124

Total current liabilities	98,898	23,668

NON-RECOURSE RISPERDAL CONSTA SECURED 7% NOTES	151,418	150,730
CONVERTIBLE SUBORDINATED NOTES	123,216	123,022
LONG-TERM DEBT	2,438	2,733
UNEARNED MILESTONE REVENUE — LONG-TERM PORTION	86,000	—
OTHER LONG-TERM LIABILITIES	4,559	4,609
CONVERTIBLE PREFERRED STOCK, par value, $.01 per share; authorized and issued, 3,000 shares at June 30, 2005 and March 31, 2005 (at liquidation preference)	30,000	30,000
SHAREHOLDERS’ (DEFICIT) EQUITY:
Capital stock, par value, $.01 per share; authorized, 4,550,000 shares (includes 2,997,000 shares of preferred stock); issued, none
Common stock, par value, $.01 per share; authorized, 160,000,000 shares; issued and outstanding, 90,057,865 and 89,999,526 shares at June 30, 2005 and March 31, 2005, respectively	901	900
Nonvoting common stock, par value, $.01 per share; authorized 450,000 shares; issued and outstanding, 382,632 shares at June 30, 2005 and March 31, 2005	4	4
Additional paid-in capital	631,192	630,492
Deferred compensation	(292)	—
Accumulated other comprehensive loss	(85)	(221)
Accumulated deficit	(640,800)	(627,063)

Total shareholders’ (deficit) equity	(9,080)	4,112

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$487,449	$338,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004

	(Unaudited)
	(In thousands, except
	per share amounts)
REVENUES:
Manufacturing and royalty revenues	$17,587	$7,965
Research and development revenue under collaborative arrangements	7,251	3,509

Total revenues	24,838	11,474

EXPENSES:
Cost of goods manufactured	4,517	5,241
Research and development	21,622	24,132
Selling, general and administrative	8,952	7,039
Restructuring	—	11,896

Total expenses	35,091	48,308

OPERATING LOSS	(10,253)	(36,834)

OTHER INCOME (EXPENSE):
Interest income	1,631	630
Derivative (losses) income related to convertible subordinated notes	(266)	1,518
Interest expense	(5,169)	(1,188)
Other income (expense), net	320	(274)

Total other income (expense)	(3,484)	686

NET LOSS	$(13,737)	$(36,148)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.15)	$(0.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	90,410	89,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,737)	$(36,148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,578	2,940
Restructuring charges	—	11,897
Other noncash charges	1,361	581
Derivative losses (income) related to convertible subordinated notes	266	(1,518)
Loss (gain) on warrants held	(308)	274
Changes in assets and liabilities:
Receivables, net	(9,004)	4,555
Inventory, prepaid expenses and other current assets	(776)	322
Accounts payable, accrued expenses and accrued interest	1,006	2,962
Accrued restructuring costs	(322)	(446)
Unearned milestone revenue	160,000	—
Deferred revenue	100	(4,324)
Other long-term liabilities	108	—

Net cash provided by (used in) operating activities	141,272	(18,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,301)	(4,129)
Proceeds from the sale of equipment	1	—
Purchases of available-for-sale investments	(326,173)	(1,298)
Sales of available-for-sale investments	165,431	18,612
Decrease (increase) in other assets	18	(22)

Net cash (used in) provided by investing activities	(166,024)	13,163

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	351	1,150
Payment of debt	(273)	(20)

Net cash provided by financing activities	78	1,130

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,674)	(4,612)
CASH AND CASH EQUIVALENTS — Beginning of period	47,485	9,899

CASH AND CASH EQUIVALENTS — End of period	$22,811	$5,287

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$2,057	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      The accompanying condensed consolidated financial statements of Alkermes, Inc. (the “Company”) for the three months ended June 30, 2005 and 2004, are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended March 31, 2005. In the opinion of management, the condensed consolidated financial statements include all adjustments which are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.
      These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto which are contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the SEC.
      The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
      Principles of Consolidation — The condensed consolidated financial statements include the accounts of Alkermes, Inc. and its wholly-owned subsidiaries: Alkermes Controlled Therapeutics, Inc. (“ACT I”); Alkermes Controlled Therapeutics Inc. II (“ACT II”); Alkermes Investments, Inc.; Alkermes Acquisition Corp.; Alkermes Europe, Ltd.; Advanced Inhalation Research, Inc. (“AIR”); and RC Royalty Sub LLC (“Royalty Sub”). Intercompany accounts and transactions have been eliminated. The assets of Royalty Sub are not available to satisfy obligations of Alkermes and its subsidiaries other than Royalty Sub’s Risperdal Consta Secured 7% Notes.
      Use of Estimates — The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the following: (i) reported amounts of assets and liabilities; (ii) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

New Accounting Pronouncement
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

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	LICENSE AND COLLABORATION AGREEMENT AND SUPPLY AGREEMENT WITH CEPHALON
      On June 23, 2005, the Company entered into a License and Collaboration Agreement with Cephalon, Inc. (“Cephalon”), to jointly develop, manufacture and commercialize sustained-release forms of naltrexone, including Vivitrex® (the “Products”), in the United States (“U.S.”). The Company also concurrently entered into a Supply Agreement with Cephalon for the supply of Vivitrex to Cephalon. Vivitrex is a long-acting, injectable form of naltrexone that is under development by the Company as a once-monthly regimen for the treatment of alcohol dependence utilizing the Company’s proprietary Medisorb® drug delivery technology. Naltrexone is a non-addictive agent that binds to opioid receptors in the brain. On March 31, 2005, the Company submitted a New Drug Application (“NDA”) for Vivitrex for the treatment of alcohol dependence to the U.S. Food and Drug Administration (“FDA”), which was subsequently granted Priority Review status.
      Pursuant to the terms of the License and Collaboration Agreement (together with the Supply Agreement, the “Agreements”), the Company granted Cephalon a co-exclusive license to the Company’s patents and know-how necessary to use, sell, offer for sale and import the Products for all current and future indications in the U.S. For a one hundred and eighty (180) day period after June 23, 2005, Cephalon has the exclusive right to negotiate with the Company for the right to commercialize and market the Products outside of the U.S.
      The Company and Cephalon have formed a joint development team and share responsibility for additional development of the Products. The Company has primary responsibility for conducting such development and is responsible for obtaining marketing approval for Vivitrex in the U.S. for the treatment of alcohol dependence (the “Initial Indication”). The Company and Cephalon have formed a joint commercialization team and share responsibility for developing the commercial strategy for the Products, including Vivitrex. Cephalon has primary responsibility for the commercialization, including distribution and marketing, of the Products in the U.S., and the Company supports this effort with a team of treatment systems specialists. The Company has the option to field its own sales force at the time of the first sales force expansion, should one occur. The Company and Cephalon have also formed a joint supply team. The Company has primary responsibility for the manufacture of the Products.
      In June 2005, Cephalon made a nonrefundable payment of $160 million to the Company upon signing the Agreements. Upon the occurrence of certain milestones, Cephalon will make nonrefundable milestone payments to the Company as follows: (i) $110 million if the FDA approves the NDA for Vivitrex; and (ii) up to an additional $220 million of nonrefundable milestone payments if calendar year net sales of the Products exceed certain agreed upon sales levels. Cephalon will record net sales from the Products in the U.S. Under the terms of the License and Collaboration Agreement, the Company is responsible for the first $120 million of product losses during the period ending the later of December 31, 2007 or 18 months after the first FDA approval of a product. If cumulative product losses exceed $120 million during this period, Cephalon is responsible for paying all product losses in excess of $120 million. If the product is profitable during this period, all pretax profits will be shared equally between the Company and Cephalon. After the period ending the later of December 31, 2007 or 18 months after the first FDA approval of a product, all pretax profits and losses will be shared equally between the Company and Cephalon. When the product is profitable, Cephalon will reimburse the Company for the Company’s product-related expenses in the current period, together with the Company’s share of the product profits generated in the current period.
      The Agreements shall be in effect until the later of: (i) the expiration of certain patent rights; or (ii) fifteen (15) years from the date of the first commercial sale of the Products in the U.S.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cephalon has the right to terminate the License and Collaboration Agreement at any time by providing one hundred and eighty (180) days prior written notice to the Company, subject to certain continuing rights and obligations between the parties. The Supply Agreement terminates upon termination or expiration of the License and Collaboration Agreement or the later expiration of the obligation of the Company pursuant to the License and Collaboration Agreement to continue to supply product to Cephalon.
      See the Company’s revenue recognition policy in the critical accounting policies section, in Item 2 of Part 1, of this quarterly report on Form 10-Q, for a description of the Company’s accounting for its Agreements with Cephalon.

3.	COMPREHENSIVE LOSS
      Comprehensive loss for the three months ended June 30, 2005 and 2004, is as follows:

	Three Months Ended June 30,

	2005	2004

	(Unaudited)	(Unaudited)
(In thousands)
Net loss	$(13,737)	$(36,148)
Unrealized gains (losses) on marketable securities	136	(453)

Comprehensive loss	$(13,601)	$(36,601)

4.	NET LOSS PER COMMON SHARE
      Net loss per common share is computed using the weighted-average number of common shares outstanding during the period. For the three months ended June 30, 2005 and 2004, the Company was in a net loss position and, therefore, diluted net loss per common share is the same amount as basic net loss per common share. Basic net loss per share excludes any dilutive effect from stock options and awards, convertible stock, convertible senior subordinated notes and convertible subordinated notes.
      The following table sets forth common stock equivalents which were excluded from the computation of diluted net loss per common share for the three months ended June 30, 2005 and 2004, because they have an anti-dilutive effect due to net losses for such periods:

	June 30, 2005	June 30, 2004

	(Unaudited)	(Unaudited)
Stock options and awards	17,780,394	15,145,346
Shares issuable on conversion of 2.5% Convertible Subordinated Notes	9,025,275	9,025,275
Shares issuable on conversion of 3.75% Convertible Subordinated Notes	9,978	9,978
Shares issuable on conversion of Convertible Preferred Stock	2,285,714	2,268,774

Total	29,101,361	26,449,373

5.	STOCK-BASED COMPENSATION
      The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock and awards to employees. The Company accounts for stock options and awards to non-employees using the fair-value method. Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
underlying common stock on the measurement date and the price an employee must pay to exercise the award. Under the fair-value method, compensation associated with stock awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option-pricing model. The measurement date for employee awards is generally the grant date. The measurement date for non-employee awards is generally the date performance of certain services is complete.
      For the three months ended June 30, 2005 and 2004, stock-based employee compensation expense was primarily related to amortization of restricted stock awards and is included in research and development expense or selling, general and administrative expense, as appropriate.
      Pro-forma information regarding net loss and basic and diluted net loss per common share for the three months ended June 30, 2005 and 2004, has been determined as if the Company had accounted for its employee stock options under the fair-value method. For purposes of pro-forma disclosure, the estimated fair value of options is amortized to pro-forma expense over the vesting periods of the options.
      Pro-forma information for the three months ended June 30, 2005 and 2004, is as follows:

	Three Months Ended
	June 30,

	2005	2004

(In thousands, except per share amounts)	(Unaudited)	(Unaudited)
Net loss — as reported	$(13,737)	$(36,148)
Add — stock-based compensation expense as reported in the consolidated statements of operations and comprehensive loss	58	78
Deduct — total stock-based compensation expense determined under fair-value method for all options and awards	(5,813)	(4,545)

Net loss — pro-forma	$(19,492)	$(40,615)

Basic and diluted loss per common share:
As reported	$(0.15)	$(0.40)
Pro-forma	(0.22)	(0.45)
      The fair value of stock options was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends, and with the following weighted average assumptions:

	Three Months Ended
	June 30,

	2005	2004

Expected life (years)	4	4
Risk-free interest rate	3.72%	3.85%
Expected stock price volatility	54%	72%
The weighted average fair value per share of options granted during the period	$5.33	$8.56

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INVENTORY
      Inventory is stated at the lower of cost or market value. Cost is determined in a manner that approximates the first-in, first-out method. The components of inventory consist of the following:

	June 30,	March 31,
	2005	2005

(In thousands)	(Unaudited)
Raw materials	$1,445	$1,667
Work-in-process	797	992
Finished goods	2,997	1,107

Total	$5,239	$3,766

7.	RESTRUCTURING
      In connection with the 2004 restructuring program, the Company recorded net restructuring charges of approximately $11.5 million in the year ended March 31, 2005. As of June 30, 2005, the Company has paid in cash or written off an aggregate of approximately $8.6 million in facility closure costs and $0.1 million in employee separation costs in connection with the restructuring. The amounts remaining in the restructuring accrual as of June 30, 2005, are expected to be paid out through fiscal 2009 and relate primarily to estimates of lease costs associated with the exited facility.
      In connection with the 2002 restructuring program, the Company recorded restructuring charges of approximately $6.5 million in the year ended March 31, 2003. As of June 30, 2005, the Company has paid an aggregate of approximately $1.5 million in employee separation costs and approximately $4.6 million in facility closure costs in connection with the restructuring. The amounts in the restructuring accrual as of June 30, 2005, are expected to be paid out through fiscal 2006 and relate to facility lease costs associated with the exited facilities.
      The following table displays the restructuring charges and payments made during the three months ended June 30, 2005:

	Balance			Balance
	March 31,			June 30,
Type of Liability	2005	Charges	Payments	2005

(In thousands)				(Unaudited)
2004 Restructuring
Employee separation costs	$9	$—	$—	$9
Facility closure costs	2,965	—	(155)	2,810

	2,974	—	(155)	2,819

2002 Restructuring
Employee separation costs	—	—	—	—
Facility closure costs	389	—	(167)	222

	389	—	(167)	222

Total	$3,363	$—	$(322)	$3,041

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LITIGATION
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
      Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we”, the “Company” or “our”), a Pennsylvania corporation organized in 1987, is a pharmaceutical company that develops products based on sophisticated drug delivery technologies to enhance therapeutic outcomes in major diseases. Our lead commercial product, Risperdal Consta® [(risperidone) long-acting injection], is the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and is marketed worldwide by Janssen-Cilag, a subsidiary of Johnson & Johnson, together with other affiliates (“Janssen”). Our lead proprietary product candidate, Vivitrex® [(naltrexone) long-acting injection], is a once-a-month injection for the treatment of alcohol dependence. We have a pipeline of extended-release injectable products and pulmonary drug products based on our proprietary technology and expertise. Our product development strategy is twofold: we partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. Our headquarters are in Cambridge, Massachusetts, and we operate research and manufacturing facilities in Massachusetts and Ohio. Since our inception in 1987, we have devoted a significant portion of our resources to research and development programs and the purchase of property, plant and equipment. At June 30, 2005, we had an accumulated deficit of $640.8 million.
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
      Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document, including but not limited to: statements concerning the achievement of certain business and operating milestones and future operating results; the successful registration, launch and commercialization of Vivitrex; continued revenue growth from Risperdal Consta; the successful continuation of development activities for our programs; the building of a selling and marketing infrastructure for Vivitrex by ourselves or our partner; and, the successful scale-up and expansion of existing manufacturing capacity, are neither promises nor guarantees and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) manufacturing and royalty revenues for Risperdal Consta may not continue to grow, particularly because we rely on our partner, Janssen, to forecast and market this product; (ii) we may not be able to manufacture Risperdal Consta in sufficient quantities to meet Janssen’s requirements and with sufficient yields, and we may be unable to add additional production capacity for Risperdal Consta or unexpected events could interrupt manufacturing operations at our Risperdal Consta facility, which is the sole source of supply for that product; (iii) the Food and Drug Administration (“FDA”) may not approve the New Drug Application (“NDA”) submission for Vivitrex and we may be unable to successfully register Vivitrex; (iv) if approved for marketing, we and our partner Cephalon, Inc. (“Cephalon”) may be unable to develop the selling and marketing capabilities, and/or infrastructure necessary to jointly support the commercialization of Vivitrex; (v) we and our partner Cephalon may be unable to launch Vivitrex successfully, and if launched, Vivitrex may not produce significant revenues; (vi) because we have limited selling, marketing and distribution experience, we depend significantly on our partner Cephalon to successfully commercialize Vivitrex; (vii) our other proprietary product candidates, if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved, and, if launched, may not produce significant revenues; (viii) we rely on our partners to determine the regulatory and marketing strategies for Risperdal Consta and our other partnered, non-proprietary programs; (ix) after the completion of clinical trials for our other product candidates and the submission for marketing approval, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays, or such authorities could refuse to approve the product at all; (x) we may be unable to scale-up and manufacture future products (including our product candidate, Vivitrex) commercially or economically; (xi) Risperdal Consta and our product candidates (including our proprietary product candidate, Vivitrex), in commercial use, may have unintended side effects, adverse reactions or incidents of misuse and the FDA or other health authorities could require post approval studies or require the removal of our products from the market; (xii) our delivery technologies or product development efforts may not produce safe, efficacious or commercially viable products; (xiii) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (xiv) clinical trials may take more time or consume more resources than initially envisioned; (xv) results of earlier clinical trials are not necessarily predictive of the safety and efficacy results in larger clinical trials; (xvi) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (xvii) we may not recoup any of our $100 million investment in Reliant Pharmaceuticals, LLC (“Reliant”); (xviii) the securities litigation brought against us may result in financial losses or require the dedication of significant management resources; (xix) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xx) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xxi) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xxii) we may not become profitable and could continue to incur losses for the foreseeable future; and (xxiii) we may need to raise substantial additional funding to continue research and development programs and clinical trials and could incur difficulties or setbacks in raising such funds.
License and Collaboration Agreement and Supply Agreement with Cephalon
      On June 23, 2005, we entered into a License and Collaboration Agreement with Cephalon, Inc. (“Cephalon”), to jointly develop, manufacture and commercialize sustained-release forms of naltrexone, including Vivitrex® (the “Products”), in the United States (“U.S.”). We also concurrently entered into a Supply Agreement with Cephalon for the supply of Vivitrex to Cephalon. Vivitrex is a long-acting, injectable form of naltrexone that is under development by us as a once-monthly regimen for the treatment of alcohol dependence utilizing our proprietary Medisorb® drug delivery technology. Naltrexone is a non-addictive agent that binds to opioid receptors in the brain. On March 31, 2005, we submitted a New Drug Application (“NDA”) for Vivitrex for the treatment of alcohol dependence to the U.S. Food and Drug Administration (“FDA”), which was subsequently granted Priority Review status.
      Pursuant to the terms of the License and Collaboration Agreement (together with the Supply Agreement, the “Agreements”), we granted Cephalon a co-exclusive license to our patents and know-how necessary to use, sell, offer for sale and import the Products for all current and future indications in the U.S. for a one hundred and eighty (180) day period after June 23, 2005, Cephalon has the exclusive right to negotiate with us for the right to commercialize and market the Products outside of the U.S.
      We and Cephalon have formed a joint development team and share responsibility for additional development of the Products. We have primary responsibility for conducting such development and are responsible for obtaining marketing approval for Vivitrex in the U.S. for the treatment of alcohol dependence (the “Initial Indication”). We and Cephalon have formed a joint commercialization team and share responsibility for developing the commercial strategy for the Products, including Vivitrex. Cephalon has primary responsibility for the commercialization, including distribution and marketing, of the Products in the U.S., and we support this effort with a team of treatment systems specialists. We have the option to field our own sales force at the time of the first sales force expansion, should one occur. We and Cephalon have also formed a joint supply team. We have primary responsibility for the manufacture of the Products.
      In June 2005, Cephalon made a nonrefundable payment of $160 million to us upon signing the Agreements. Upon the occurrence of certain milestones, Cephalon will make nonrefundable milestone payments to us as follows: (i) $110 million if the FDA approves the NDA for Vivitrex; and (ii) up to an additional $220 million of nonrefundable milestone payments if calendar year net sales of the Products exceed certain agreed upon sales levels. Cephalon will record net sales from the Products in the U.S. Under the terms of the License and Collaboration Agreement, we are responsible for the first $120 million of product losses during the period ending the later of December 31, 2007 or 18 months after the first FDA approval of a product. If cumulative product losses exceed $120 million during this period, Cephalon is responsible for paying all product losses in excess of $120 million. If the product is profitable during this period, all pretax profits will be shared equally between us and Cephalon. After the period ending the later of December 31, 2007 or 18 months after the first FDA approval of a product, all pretax profits and losses will be shared equally between the two parties. When the product is profitable, Cephalon will reimburse us for our product-related expenses in the current period, together with our share of the product profits generated in the current period.
      The Agreements shall be in effect until the later of: (i) the expiration of certain patent rights; or (ii) fifteen (15) years from the date of the first commercial sale of the Products in the U.S.
      Cephalon has the right to terminate the License and Collaboration Agreement at any time by providing one hundred and eighty (180) days prior written notice to us, subject to certain continuing rights and obligations between the parties. The Supply Agreement terminates upon termination or expiration of the License and Collaboration Agreement or the later expiration of the obligation of Alkermes pursuant to the License and Collaboration Agreement to continue to supply product to Cephalon.
Product Developments

AIR Insulin
      On July 19, 2005, we and Eli Lilly and Company (“Lilly”) announced the initiation of a Phase 3 clinical trial required for the registration of Lilly’s inhaled insulin system using our AIR® technology, which is being investigated as an innovative treatment option for diabetes. The goal of this study is to more fully define the safety and efficacy of the AIR inhaled insulin system in patients with diabetes. This study marks the start of a comprehensive Phase 3 clinical program, including pivotal efficacy studies and additional long-term safety studies in both type 1 and type 2 patients.
      On June 14, 2005, we and Lilly reported detailed results from a Phase 2 clinical study of inhaled insulin in people with type 1 diabetes, showing that patients using the AIR inhaled insulin system achieved blood sugar levels similar to patients treated with injected insulin. In addition, 80 percent of patients in this study expressed a preference for the AIR inhaled insulin system at mealtime over injected insulin.

      Following is a summary of our proprietary and collaborators’ commercial products and product candidates and their respective stages of clinical development.

Collaborative
Product Candidate	Indication	Stage(1)	Partner

Risperdal Consta®	Schizophrenia	Marketed	Janssen
Vivitrex®	Alcohol Dependence	NDA accepted	Cephalon
Vivitrex®	Opioid Dependence	Phase II	Cephalon
AIR® Insulin	Diabetes	Phase III	Lilly
Exenatide LAR	Diabetes	Phase II	Amylin
AIR® hGH	Growth Hormone Deficiency	Phase I	Lilly
AIR® Epinephrine	Anaphylaxis	Phase I	Not applicable
Others	Various	Preclinical	Undisclosed

(1)	“Phase I” clinical trials indicates that the compound is being tested in humans for safety and preliminary indications of biological activity in a limited patient population. “Phase II” clinical trials indicates that the trial is being conducted in patients and is to provide information on dosing and preliminary evidence of efficacy. “Phase III” clinical trials indicates that the trial is being conducted in patients and is seeking statistical evidence of the safety and efficacy of the compound. “Preclinical” indicates that we or our partners are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in animal models or biochemical assays.
Critical Accounting Policies
      As fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended March 31, 2005, we consider our critical accounting policies to be as follows:

•	Revenue recognition;

•	Derivatives embedded in certain debt securities;

•	Warrant valuation;

•	Cost of goods manufactured;

•	Research and development expenses;

•	Restructuring charges; and

•	Accrued expenses.
Revenue Recognition Policies
      Revenues Related to the License and Collaboration Agreement and Supply Agreement (together, the “Agreements”) with Cephalon — Our revenue recognition policy related to these Agreements complies with Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” for multiple element revenue arrangements entered into or materially amended after June 30, 2003. For purposes of revenue recognition, the deliverables under these Agreements are generally separated into three units of accounting: (i) shared profits and losses on the sustained-release forms of naltrexone, including Vivitrex (the “Products’); (ii) manufacturing of the Products; and (iii) development and licenses for the Products.
      Under the terms of the License and Collaboration Agreement, we are responsible for the first $120 million of product losses during the period ending the later of December 31, 2007 or 18 months after the first FDA approval of a product. If cumulative product losses exceed $120 million during this period, Cephalon is responsible for paying all product losses in excess of $120 million. If the product is profitable during this period, all pretax profits will be shared equally between us and Cephalon. After the period ending the later of December 31, 2007 or 18 months after the first FDA approval of a product, all pretax profits and losses will be shared equally between the two parties. We and Cephalon will reconcile the costs incurred by each company to develop, commercialize and manufacture the Products, excluding certain development and registration costs for Vivitrex for the initial indication of alcohol abuse/dependence (the “Initial Indication”) to be paid solely by us, against revenues from the Products to determine product profits or losses. Our share of product profits and losses will be recognized in the period earned or incurred by the collaboration and will be recorded under the caption “Net collaborative profits” in our condensed consolidated statements of operations. No profits or losses have been recorded in our condensed consolidated statement of operations during the period ended June 30, 2005, for our share of product profits or losses.
      The initial nonrefundable signing fee of $160 million we received from Cephalon, and the $110 million nonrefundable milestone payment due to us from Cephalon in the event we receive FDA approval for a Product, have been deemed to be arrangement consideration in accordance with Emerging Issues Task Force Issue 00-21. This arrangement consideration will be recognized as revenue across the three accounting units referred to above. The allocation of the arrangement consideration to each of the accounting units is based on the fair value of each unit as determined at the date of the Agreements. The fair values will be reviewed on a periodic basis and adjusted as appropriate. The above payments will be recorded in the condensed consolidated balance sheets under the captions “Unearned milestone revenue — current portion” and “Unearned milestone revenue — long-term portion” prior to being earned. The classification between short-term and long-term is based on our best estimate as to when the milestone revenue will be recognized, being within or after the next 12 month period, respectively.
      The amount of the arrangement consideration allocated to the accounting unit “shared profits and losses on the Products” represents our best estimate of the product losses we are responsible for during the period through December 31, 2007 or 18 months after the first marketing approval of a product, whichever is the later, plus an estimate of those development costs to be incurred by us in the period up to FDA approval of the product, for which we are solely responsible. We estimate this to be approximately $120 million. We will recognize the earned portion of the arrangement consideration allocated to this accounting unit during this period that we are responsible for product losses. This revenue will directly offset our expenses incurred on the product and Cephalon’s net losses on the product which we will reimburse them for. This revenue will be recorded under the caption “Net collaborative profits” in our condensed consolidated statement of operations. No revenue has been recorded for this accounting unit in our condensed consolidated statement of operations during the period ended June 30, 2005.
      The amount of the arrangement consideration allocated to the accounting unit “manufacturing of the Products” is based on the estimated fair value of manufacturing profit to be earned over the expected life of the product. We will recognize the earned portion of the arrangement consideration allocated to this accounting unit ratably in proportion to the units of finished product shipped during the reporting period, to the total expected units of finished product to be shipped over the expected life of the Products. Our estimate of expected units shipped will be adjusted periodically, as necessary, whenever events or changes to product circumstances indicate that supply assumptions have changed significantly. Adjustments to the accrual schedule for this milestone revenue that result from changed supply assumptions will be recognized prospectively over the remaining expected life of the Products. This revenue will be recorded under the caption “Manufacturing and royalty revenues” in our condensed consolidated statement of operations. No revenue has been recorded for this accounting unit in our condensed consolidated statement of operations during the period ended June 30, 2005.
      Under the terms of the License and Collaboration Agreement, we granted Cephalon a co-exclusive license to our patents and know-how necessary to use, sell, offer for sale and import the Products for all current and future indications in the U.S. On a combined basis, the development and license deliverables under the License and Collaboration Agreement have value to us on a stand-alone basis. That is, under the terms of the License and Collaboration Agreement, the additional development activities we perform for the Initial Indication of Vivitrex will result in a marketable pharmaceutical product that has value in the market place. Accordingly, the amount of the arrangement consideration allocated to the accounting unit “development and licenses for the Products” is based on the residual method of allocation as outlined in Emerging Issues Task Force Issue 00-21 because fair value evidence exists separately for the other two units of accounting under the agreements but not on a combined basis with this accounting unit. Consequently, arrangement consideration allocated to this accounting unit will equal the total arrangement consideration received from Cephalon less the amounts allocated to the other two accounting units. We will recognize the earned portion of this arrangement consideration on a straight-line basis over the expected life of the Products. This revenue will be recorded under the caption “Net collaborative profits” in our condensed consolidated statement of operations. No revenue has been recorded for this accounting unit in our condensed consolidated statement of operations during the period ended June 30, 2005.
      If there are significant changes in our estimates of the fair value of an accounting unit we will reallocate the arrangement consideration to the accounting units based on the revised fair values. This revision will be recognized prospectively in our condensed consolidated statement of operations over the remaining terms of the accrual bases of the affected accounting units.
      Under the terms of the Supply Agreement, we are responsible for the manufacture of clinical and commercial supplies to the collaboration of sustained-release forms of naltrexone, including Vivitrex, for sale in the U.S. Under the terms of the Supply Agreement, we will bill Cephalon at cost as we ship finished product to them. We will record this manufacturing revenue under the caption “Manufacturing and royalty revenues” in our condensed consolidated statement of operations. An amount equal to this manufacturing revenue will be recorded as cost of goods manufactured in our consolidated statement of operations. No manufacturing revenue or cost of goods manufactured related to Vivitrex has been recorded in our condensed consolidated statement of operations in the period ended June 30, 2005.
      Under the terms of the License and Collaboration Agreement, we will reimburse Cephalon for the net losses they incur on the product, provided these net losses, together with our product-related expenses, do not exceed $120 million during the period ending the later of December 31, 2007 or 18 months after the first marketing approval of a product. This reimbursement will be recorded under the caption “Net collaborative profits” in our condensed consolidated statement of operations. Once the product becomes profitable, Cephalon will reimburse us for our product-related expenses, together with our share of the product profits, and this reimbursement will be recorded under the caption “Net collaborative profits” in our condensed consolidated statement of operations.
      Under the terms of the License and Collaboration Agreement, Cephalon will pay us up to $220 million of nonrefundable milestone payments if calendar year net sales of the Products exceed certain agreed upon sales levels. We will recognize these milestone payments in the period earned, under the caption “Net collaborative profits” in our condensed consolidated statement of operations.
      Manufacturing and Royalty Revenues — Manufacturing and royalty revenues consist of revenue earned under certain manufacturing and supply and license agreements for Risperdal Consta and under the Agreements discussed above for Vivitrex. Manufacturing revenues are earned when product is shipped to our collaborative partners. Royalty revenues are earned on sales of Risperdal Consta made by our collaborative partner and are recorded in the period the product is sold by our collaborative partner. Manufacturing revenues recognized by us for Risperdal Consta are based on information supplied to us by our collaborative partner and may require estimates to be made.
      Research and Development Revenues — Research and development revenue consists of nonrefundable research and development funding under collaborative arrangements with various collaborative partners. Research and development funding generally compensates us for formulation, preclinical and clinical testing related to the collaborative research programs, and is recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the corporate partner is obligated to pay and when no future performance obligations exist. Fees for the licensing of technology or intellectual property rights upon the initiation of collaborative arrangements are recorded as deferred revenue upon receipt and recognized as income on a systematic basis (based upon the timing and level of work performed or on a straight-line basis if not otherwise determinable) over the period that the related products or services are delivered or obligations, as defined in the agreements, are performed. Revenue from milestone or other upfront payments is recognized as earned in accordance with the terms of the related agreements. These agreements may require deferral of revenue recognition to future periods.
Results of Operations
      The net loss in accordance with generally accepted accounting principles in the United States of America (known as “GAAP”) for the three months ended June 30, 2005, was $13.7 million or $0.15 per share as compared to a net loss of $36.1 million or $0.40 per share for the three months ended June 30, 2004.
      Total revenues were $24.8 million for the three months ended June 30, 2005, compared to $11.5 million for the three months ended June 30, 2004.
      Total manufacturing and royalty revenues were $17.6 million and $8.0 million for the three months ended June 30, 2005 and 2004, respectively.
      Total manufacturing revenues were $14.0 million and $6.2 million for the three months ended June 30, 2005 and 2004, respectively, all related to Risperdal Consta. The increase in manufacturing revenues for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, was due to increased shipments of Risperdal Consta to Janssen to supply the U.S. and additional countries around the world. Risperdal Consta is marketed in more than 50 countries. Under our manufacturing and supply agreement with Janssen, we earn manufacturing revenues upon shipment of product by us to Janssen based on a percentage of Janssen’s net selling price. These percentages are based on the anticipated volume of units shipped to Janssen in any given calendar year, with a minimum manufacturing fee of 7.5%. We anticipate that we will earn manufacturing revenues at an average of 7.5% of Janssen’s net sales price for Risperdal Consta in the fiscal year ended March 31, 2006, and beyond, as compared to 8.1% in the fiscal year ended March 31, 2005.
      Total royalty revenues were $3.6 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively, including $3.6 million and $1.7 million, respectively, of royalty revenues for Risperdal Consta. The increase in royalty revenues for the three months ended June 30, 2005, as compared to the same period in 2004 was due to an increase in global sales of Risperdal Consta by Janssen. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of Risperdal Consta in the quarter when the product is sold by Janssen. We continue to receive minimal royalty payments from Genentech, Inc. (“Genentech”) based on end-market sales of Nutropin Depot as remaining inventory is sold, however, we do not expect these royalty revenues to be material to our operating results.
      Research and development revenue under collaborative arrangements was $7.3 million and $3.5 million for the three months ended June 30, 2005 and 2004, respectively. The increase in research and development revenues for the three months ended June 30, 2005 as compared to the same period in 2004, was primarily due to an increase in revenues recognized on the Lilly AIR insulin program.
      Cost of goods manufactured was $4.5 million for the three months ended June 30, 2005, all related to Risperdal Consta. Cost of goods manufactured was $5.2 million for the three months ended June 30, 2004, consisting of approximately $2.9 million for Risperdal Consta and $2.3 million for Nutropin Depot. The decrease in cost of goods manufactured in the three months ended June 30, 2005, as compared to the same period in 2004 was primarily the result of the decision by us and Genentech, announced on June 1, 2004, to discontinue commercialization of Nutropin Depot. In connection with this decision, we ceased commercial manufacturing of Nutropin Depot and recorded a one time write-off of Nutropin Depot inventory of $1.3 million under the caption “Cost of goods manufactured” in our condensed consolidated statement of operations in the quarter ended June 30, 2004. The increase in cost of goods manufactured related to Risperdal Consta reflects the increased production volumes to satisfy demand for the product.
      Research and development expenses were $21.6 million for the three months ended June 30, 2005, as compared to $24.1 million for the three months ended June 30, 2004. Research and development expenses were lower in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, primarily due to the completion of certain Vivitrex clinical trials in the last fiscal year.
      A significant portion of our research and development expenses (including laboratory supplies, travel, dues and subscriptions, recruiting costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or our drug delivery technologies in general. Expenses incurred to purchase specific services from third parties to support our collaborative research and development activities are tracked by project and are reimbursed to us by our partners. We generally bill our partners under collaborative arrangements using a single full-time equivalent or hourly rate. This rate has been established by us based on our annual budget of salaries, employee benefits and the billable non-project specific costs mentioned above and is generally increased annually based on increases in the consumer price index. Each collaborative partner is billed using a full-time equivalent or hourly rate for the hours worked by our employees on a particular project, plus any direct external research costs. We account for our research and development expenses on a departmental and functional basis in accordance with our budget and management practices.
      Selling, general and administrative expenses were $9.0 million and $7.0 million for the three months ended June 30, 2005 and 2004, respectively. Selling, general and administrative expenses for the three months ended June 30, 2005, were higher than in the three months ended June 30, 2004, primarily as a result of an increase in selling and marketing costs as we prepare for the potential commercialization of Vivitrex.
      In connection with the 2004 restructuring program, we recorded net restructuring charges of approximately $11.5 million in the year ended March 31, 2005. As of June 30, 2005, we have paid in cash or written off an aggregate of approximately $8.6 million in facility closure costs and $0.1 million in employee separation costs in connection with the restructuring. The amounts remaining in the restructuring accrual as of June 30, 2005 are expected to be paid out through fiscal 2009 and relate primarily to estimates of lease costs associated with the exited facility.
      In connection with the 2002 restructuring, we have recorded restructuring charges of approximately $6.5 million in the year ended March 31, 2003. As of June 30, 2005, we have paid an aggregate of approximately $1.5 million in employee separation costs and approximately $4.6 million in facility closure costs in connection with the restructuring. The amounts in the restructuring accrual as of June 30, 2005, are expected to be paid out through fiscal 2006 and relate to facility lease costs associated with the exited facilities.
      The following table displays the restructuring charges and payments made during the three months ended June 30, 2005:

	Balance			Balance
	March 31,			June 30,
Type of Liability	2005	Charges	Payments	2005

(In thousands)				(Unaudited)
2004 Restructuring
Employee separation costs	$9	$—	$—	$9
Facility closure costs	2,965	—	(155)	2,810

	2,974	—	(155)	2,819

2002 Restructuring
Employee separation costs	—	—	—	—
Facility closure costs	389	—	(167)	222

	389	—	(167)	222

Total	$3,363	$—	$(322)	$3,041

      Interest income was $1.6 million and $0.6 million for the three months ended June 30, 2005 and 2004, respectively. The increase was primarily the result of higher average cash and investment balances held during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, as a result of the receipt of a non-refundable payment of $160 million from Cephalon upon signing our collaboration agreement in June 2005.
      Derivative (losses) income related to convertible subordinated notes for the three months ended June 30, 2005 and 2004, was $(0.3) million and $1.5 million, respectively, in the condensed consolidated statements of operations, which represents quarterly adjustments to the fair value of the three-year interest make-whole provision included in the 2.5% Convertible Subordinated Notes due 2023 (the “2.5% Subordinated Notes”). The recorded value of the derivative liability related to the 2.5% Subordinated Notes approximates $0.5 million and $3.1 million as of June 30, 2005 and 2004, respectively, and can fluctuate significantly based on fluctuations in the market value of our common stock.
      Interest expense was $5.2 million for the three months ended June 30, 2005, as compared to $1.2 million for the three months ended June 30, 2004. The increase was primarily the result of interest expense on our Non-recourse Risperdal Consta Secured 7% Notes (the “7% Notes”) which were issued in February 2005. We incur approximately $4 million of interest expense each quarter on the 7% Notes through the period until principal repayment starts on April 1, 2009.
      Other income (expense), net was $0.3 million and $(0.3) million for the three months ended June 30, 2005 and 2004, respectively. Other income (expense), net primarily represents income or expense recognized on the net changes in the fair value of warrants of public companies granted to us in connection with collaboration and licensing arrangements, which are recorded as derivatives under the caption “Other assets” in the condensed consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.
      We do not believe that inflation and changing prices have had a material impact on our results of operations.
Liquidity and Capital Resources
      Cash and cash equivalents were $22.8 million and $47.5 million as of June 30, 2005 and March 31, 2005, respectively. Short-term investments were $316.2 million and $155.1 million as of June 30, 2005 and March 31, 2005, respectively. During the quarter ended June 30, 2005, combined cash and cash equivalents and short-term investments increased by $136.4 million, primarily due to the receipt of a $160 million nonrefundable payment from Cephalon on June 24, 2005, in connection with the signing of our collaboration agreements, partially offset by net cash used to fund our operating losses, to acquire fixed assets, and to service our debt.
      We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. We held approximately $4.5 million and $4.9 million of U.S. government obligations classified as restricted long-term investments as of June 30, 2005 and 2004, respectively, which are pledged as collateral under certain letters of credit and lease agreements.
      All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Fair value is determined based on quoted market prices.
      Receivables were approximately $27.8 million and $18.8 million as of June 30, 2005 and March 31, 2005, respectively, an increase of $9.0 million during the quarter ended June 30, 2005. This increase was primarily due to increased manufacturing and royalty revenues from Janssen for both Risperdal Consta shipments and capital expenditure reimbursements due to us under our manufacturing and supply agreement.
      Capital expenditures were $5.3 million for the three months ended June 30, 2005, net of $1.6 million in anticipated reimbursements from Janssen under our Risperdal Consta manufacturing and supply agreement for costs related to the construction of a third bulk manufacturing line. Our capital expenditures were primarily related to the purchase of equipment and improvements to, and the expansion of, our manufacturing facility in Ohio. We expect our capital expenditures to total approximately $35.0 million during fiscal year 2006, net of anticipated reimbursements from Janssen, primarily to expand our manufacturing infrastructure for Risperdal Consta and Vivitrex, in addition to continued improvements to our manufacturing and development facilities in Massachusetts and Ohio. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing financing arrangements, General Electric Capital Corporation (“GECC”) and Johnson & Johnson Finance Corporation have security interests in certain of our assets.
      We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans, term loans, equipment financing arrangements and payments received under agreements with our collaborators. We expect to continue to incur significant research and development and other costs in connection with collaborative arrangements as we expand the development of our proprietary product candidates, including costs related to preclinical studies, clinical trials and continuing facility expansions. Our costs, including research and development costs for our product candidates and selling, marketing and promotion expenses for any future products to be marketed by us or jointly with our collaborative partners, may exceed revenues significantly in the future, which may result in losses from operations.
      We believe that our current cash and cash equivalents and short-term investments, anticipated interest income, anticipated manufacturing and royalty revenues, anticipated research and development revenue under collaborative arrangements, and anticipated net collaborative profits from our collaboration with Cephalon, will be sufficient to meet our anticipated capital requirements through at least March 31, 2007.
      We will continue to pursue opportunities to obtain additional financing in the future. Such financing may be sought through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets or other financing methods or structures. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors. Our future capital requirements will also depend on many factors, including continued scientific progress in our research and development programs (including our proprietary product candidates), the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing facilities and of commercialization activities and arrangements and the cost of product in-licensing and any possible acquisitions and, for any future proprietary products, the selling, marketing and promotion expenses associated with marketing products.
Contractual Obligations
      The contractual cash obligations disclosure included in our Annual Report on Form 10-K for the year ended March 31, 2005, has not changed materially since the date of that report.
Off-Balance Sheet Arrangements
      As of June 30, 2005, we are not a party to any off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      We own financial instruments in our investment portfolio that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our short-term and restricted long-term investments consist of U.S. government obligations, high-grade corporate notes and commercial paper. These debt securities: (i) are classified as available-for-sale; (ii) are recorded at fair value; and (iii) are subject to interest rate risk. Due to the conservative nature of our short-term and long-term investments and our investment policy, we do not believe that we have a material exposure to interest rate risk. Although our investments are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.
      We also hold certain marketable equity securities, including warrants to purchase the securities of publicly traded companies that we collaborate with, that are classified as available-for-sale and recorded at fair value under the caption “Other assets” in the condensed consolidated balance sheets. These securities are also sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase of the financial instrument. A 10% increase or decrease in market interest rates would result in no material impact on the net fair value of such interest-sensitive financial instruments.
      As of June 30, 2005, the fair value of our 7% Notes, our 2.5% Subordinated Notes, and our 3.75% Subordinated Notes approximate the carrying values. The interest rates on these notes, and our capital lease obligations, are fixed and therefore not subject to interest rate risk. A 10% increase or decrease in market interest rates would have no material impact on the fair value of these notes.
      As of June 30, 2005, we have a term loan that bears a floating interest rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 5.45%. A 10% increase or decrease in market interest rates would have no material impact on the fair value of this loan.
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

(a)	Evaluation of Disclosure Controls and Procedures
      As of June 30, 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting
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
      (a) List of Exhibits:
Exhibit Index

Exhibit
No.

10	.1*	License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005 (filed herewith).

10	.2*	Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005 (filed herewith).

31.1		Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

31.2		Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Confidential treatment requested for portions of this document and is pending clearance with the Securities and Exchange Commission (the “Commission”). Such provisions have been filed separately with the Commission.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES, INC.
(Registrant)

By:	/s/ Richard F. Pops

Richard F. Pops
Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 9, 2005

By:	/s/ James M. Frates

James M. Frates
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)
Date: August 9, 2005

EXHIBIT INDEX

Exhibit
No.

10	.1*	License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005 (filed herewith).

10	.2*	Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005 (filed herewith).

31.1		Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

31.2		Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Confidential treatment requested for portions of this document and is pending clearance with the Securities and Exchange Commission (the “Commission”). Such provisions have been filed separately with the Commission.