Form 10-Q
period 2005-09-30
ALKERMES INC
filed 2005-11-04
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act     Yes ☐          No ☑
      The number of shares outstanding of each of the issuer’s classes of common stock was:

As of November 2,
Class	2005

Common Stock, $.01 par value	91,108,896
Non-Voting Common Stock, $.01 par value	382,632

ALKERMES, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2005	2005

	(Unaudited)
	(In thousands, except share
	and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,833	$47,485
Investments — short-term	292,282	155,082
Receivables, net	23,851	18,815
Inventory, net	7,711	3,766
Prepaid expenses and other current assets	3,730	2,580

Total current assets	371,407	227,728

PROPERTY, PLANT AND EQUIPMENT:
Land	301	269
Building	20,024	19,150
Furniture, fixtures and equipment	72,151	66,805
Equipment under capital lease	464	464
Leasehold improvements	45,359	45,991
Construction in progress	15,003	11,307

	153,302	143,986
Less accumulated depreciation and amortization	(52,412)	(48,798)

Property, plant and equipment — net	100,890	95,188

RESTRICTED INVESTMENTS — Long-term	5,147	4,903
OTHER ASSETS	11,100	11,055

TOTAL ASSETS	$488,544	$338,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,435	$18,803
Accrued interest	3,239	2,248
Accrued restructuring costs	845	1,228
Unearned milestone revenue — current portion	100,132	—
Derivative liability related to convertible subordinated notes	1,034	265
Long-term debt — current portion	1,168	1,124

Total current liabilities	125,853	23,668

NON-RECOURSE RISPERDAL CONSTA SECURED 7% NOTES	152,157	150,730
CONVERTIBLE SUBORDINATED NOTES	123,411	123,022
LONG-TERM DEBT	2,137	2,733
UNEARNED MILESTONE REVENUE — LONG-TERM PORTION	46,280	—
OTHER LONG-TERM LIABILITIES	4,535	4,609

Total liabilities	454,373	304,762

CONVERTIBLE PREFERRED STOCK, par value, $.01 per share; authorized and issued, 3,000 shares at September 30, 2005 and March 31, 2005 (at liquidation preference)	30,000	30,000
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Capital stock, par value, $.01 per share; authorized, 4,550,000 shares (includes 2,997,000 shares of preferred stock); issued, none
Common stock, par value, $.01 per share; authorized, 160,000,000 shares; issued and outstanding, 90,255,107 and 89,999,526 shares at September 30, 2005 and March 31, 2005, respectively	903	900
Nonvoting common stock, par value, $.01 per share; authorized 450,000 shares; issued and outstanding, 382,632 shares at September 30, 2005 and March 31, 2005	4	4
Additional paid-in capital	632,628	630,492
Deferred compensation	(229)	—
Accumulated other comprehensive loss	(87)	(221)
Accumulated deficit	(629,048)	(627,063)

Total shareholders’ equity	4,171	4,112

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$488,544	$338,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

	(Unaudited)
	(In thousands, except per share amounts)
REVENUES:
Manufacturing and royalty revenues	$17,561	$9,938	$35,148	$17,903
Research and development revenue under collaborative arrangements	16,733	8,096	23,984	11,606
Net collaborative profit	12,394	—	12,394	—

Total revenues	46,688	18,034	71,526	29,509

EXPENSES:
Cost of goods manufactured	4,360	2,390	8,877	7,631
Research and development	19,370	22,589	40,992	46,722
Selling, general and administrative	9,109	7,379	18,061	14,418
Restructuring	—	—	—	11,896

Total expenses	32,839	32,358	67,930	80,667

OPERATING INCOME (LOSS)	13,849	(14,324)	3,596	(51,158)

OTHER INCOME (EXPENSE):
Interest income	3,019	660	4,650	1,291
Interest expense	(5,212)	(1,187)	(10,381)	(2,375)
Derivative (loss) income related to convertible subordinated notes	(503)	1,172	(769)	2,690
Other income (expense), net	599	(585)	919	(860)

Total other income (expense)	(2,097)	60	(5,581)	746

NET INCOME (LOSS)	$11,752	$(14,264)	$(1,985)	$(50,412)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$0.13	$(0.16)	$(0.02)	$(0.56)

DILUTED	$0.12	$(0.16)	$(0.02)	$(0.56)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	90,558	90,067	90,475	89,930

DILUTED	96,599	90,067	90,475	89,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30, 2005	September 30, 2004

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,985)	$(50,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,183	5,441
Restructuring charges	—	11,896
Other noncash charges	2,700	1,201
Derivative loss (income) related to convertible subordinated notes	769	(2,690)
(Gain) loss on warrants held	(868)	860
Changes in assets and liabilities:
Receivables	(5,036)	2,268
Inventory, prepaid expenses and other current assets	(5,095)	(141)
Accounts payable, accrued expenses and accrued interest	1,623	6,396
Accrued restructuring costs	(671)	(938)
Unearned milestone revenues	146,412	—
Deferred revenue	—	(13,396)
Other long-term liabilities	214	—

Net cash provided by (used in) operating activities	143,246	(39,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(10,910)	(8,076)
Proceeds from the sale of equipment	92	14
Purchases of available-for-sale investments	(514,080)	(12,910)
Sales of available-for-sale investments	376,703	68,712
Decrease (increase) in other assets	53	(27)

Net cash (used in) provided by investing activities	(148,142)	47,713

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,796	1,577
Payment of debt	(552)	(40)

Net cash provided by financing activities	1,244	1,537

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,652)	9,735
CASH AND CASH EQUIVALENTS — Beginning of period	47,485	9,899

CASH AND CASH EQUIVALENTS — End of period	$43,833	$19,634

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$7,333	$1,575
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      The accompanying condensed consolidated financial statements of Alkermes, Inc. (the “Company”) for the three and six months ended September 30, 2005 and 2004 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended March 31, 2005. In the opinion of management, the condensed consolidated financial statements include all adjustments that are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
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
      Principles of Consolidation — The condensed consolidated financial statements include the accounts of Alkermes, Inc. and its wholly-owned subsidiaries: Alkermes Controlled Therapeutics, Inc. (“ACT I”); Alkermes Controlled Therapeutics Inc. II (“ACT II”); Alkermes Investments, Inc.; Alkermes Acquisition Corp.; Alkermes Europe, Ltd.; Advanced Inhalation Research, Inc. (“AIR”); and RC Royalty Sub LLC (“Royalty Sub”). Intercompany accounts and transactions have been eliminated. The assets of Royalty Sub are not available to satisfy obligations of Alkermes and its subsidiaries other than Royalty Sub’s Non-Recourse Risperdal Consta Secured 7% Notes.
      Use of Estimates — The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the following: (1) reported amounts of assets and liabilities; (2) disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements; and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

New Accounting Pronouncement
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based generally on their grant date fair values. SFAS 123R is effective for the Company beginning April 1, 2006. SFAS 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.
      The Company expects that the adoption of SFAS 123R will have a material adverse impact on its reported results of operations; however, the adoption of SFAS 123R will have no impact on the Company’s financial position or operating cash flow. The impact of adoption of SFAS 123R will depend on estimates of stock price volatility, option terms, interest rates and other factors.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	LICENSE AND COLLABORATION AGREEMENT AND SUPPLY AGREEMENT WITH CEPHALON
      On June 23, 2005, the Company entered into a License and Collaboration Agreement with Cephalon, Inc., (“Cephalon”) to jointly develop, manufacture and commercialize sustained-release forms of naltrexone, including Vivitrex® (the “Products”), in the United States (“U.S.”). The Company also concurrently entered into a Supply Agreement with Cephalon for the supply of Vivitrex to Cephalon. Vivitrex is a long-acting, injectable form of naltrexone that is under development by the Company as a once-monthly regimen for the treatment of alcohol dependence utilizing the Company’s proprietary Medisorb® drug delivery technology. Naltrexone is a non-addictive agent that binds to opioid receptors in the brain. On March 31, 2005, the Company submitted a New Drug Application (“NDA”) for Vivitrex for the treatment of alcohol dependence to the U.S. Food and Drug Administration (“FDA”), which was subsequently granted Priority Review status. In September 2005, the FDA extended the action date to December 30, 2005, for its review of the Vivitrex NDA. The original action date under the Prescription Drug User Fee Act (“PDUFA”) for the Vivitrex NDA was September 30, 2005. The extension was a result of the FDA classifying a recent response by the Company as a major amendment to the NDA, which permits the FDA to extend the action date by 90 days under PDUFA regulations.
      Pursuant to the terms of the License and Collaboration Agreement (together with the Supply Agreement, the “Agreements”), the Company granted Cephalon a co-exclusive license to the Company’s patents and know-how necessary to use, sell, offer for sale and import the Products for all current and future indications in the U.S. For a 180 day period after June 23, 2005, Cephalon has the exclusive right to negotiate with the Company for the right to commercialize and market the Products outside of the U.S.
      The Company and Cephalon have formed a joint development team and share responsibility for additional development of the Products. Alkermes has primary responsibility for conducting such development and is responsible for obtaining marketing approval for Vivitrex in the U.S. for the treatment of alcohol dependence (the “Initial Indication”). The Company and Cephalon have formed a joint commercialization team and share responsibility for developing the commercial strategy for the Products, including Vivitrex. Cephalon has primary responsibility for the commercialization, including distribution and marketing, of the Products in the U.S., and the Company supports this effort with a team of treatment systems specialists. The Company has the option to field its own sales force at the time of the first sales force expansion, should one occur. The Company and Cephalon have also formed a joint supply team. The Company has primary responsibility for the manufacture of the Products.
      In June 2005, Cephalon made an initial one-time nonrefundable payment of $160 million to the Company upon signing the Agreements. Upon the occurrence of certain milestones, Cephalon will make nonrefundable milestone payments to the Company as follows: (i) $110 million if the FDA approves the NDA for a Product; and (ii) up to an additional $220 million of nonrefundable milestone payments if calendar year net sales of the Products exceed certain agreed upon sales levels. Cephalon will record net sales from the Products in the U.S. Under the terms of the License and Collaboration Agreement, Alkermes is responsible for the first $120 million of product losses during the period ending the later of December 31, 2007 or 18 months after the first FDA approval of a product. The product losses (“Product Losses”) specifically exclude development cost incurred by the Company to obtain FDA approval of the product, for which the Company is solely responsible. If cumulative Product Losses exceed $120 million during this period, Cephalon is responsible for paying all Product Losses in excess of $120 million. If the product is profitable during this period, all pretax profits will be shared equally between the Company and Cephalon. After the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a product, all pretax profits and losses will be shared equally between the Company and Cephalon. When the product is profitable, Cephalon will reimburse the Company for the Company’s

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
product-related expenses in the current period, together with the Company’s share of the product profits generated in the current period.
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

Revenue Recognition Related to the License and Collaboration Agreement and Supply Agreement (together, the “Agreements”) with Cephalon
      The Company’s revenue recognition policy related to the Agreements complies with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” for multiple element revenue arrangements entered into or materially amended after June 30, 2003. For purposes of revenue recognition, the deliverables under these Agreements are generally separated into three units of accounting: (i) shared profits and losses on the sustained-release forms of naltrexone, including Vivitrex (the “Products’); (ii) manufacturing of the Products; and (iii) development and licenses for the Products.
      Under the terms of the License and Collaboration Agreement, the Company is responsible for the first $120 million of Product Losses during the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a product. If cumulative Product Losses exceed $120 million during this period, Cephalon will be responsible for paying all Product Losses in excess of $120 million during the remainder of the period. If the product is profitable during this period, all pretax profits will be shared equally between the Company and Cephalon. After the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a product, all pretax profits and losses will be shared equally between the two parties. The Company and Cephalon reconcile the costs incurred by each party to develop, commercialize and manufacture the Products, excluding certain development and registration costs for Vivitrex for the initial indication of alcohol abuse/dependence (the “Initial Indication”) to be paid solely by the Company, against revenues from the Products, to determine product profits or losses. The Company’s share of product profits and losses is recognized in the period earned or incurred by the collaboration and is recorded under the caption “Net collaborative profit” in the Company’s condensed consolidated statements of operations. Cumulative Product Losses since inception of the Agreements through September 30, 2005, were $7.8 million.
      The initial one-time nonrefundable signing fee of $160 million the Company received from Cephalon, and the $110 million nonrefundable milestone payment due to the Company from Cephalon in the event the Company receives FDA approval for a Product, have been deemed to be arrangement consideration in accordance with Emerging Issues Task Force Issue 00-21. This arrangement consideration will be recognized as milestone revenue across the three accounting units referred to above. The allocation of the arrangement consideration to each of the accounting units was based initially on the fair value of each unit as determined at the date of the Agreements; however, the fair values will be reviewed on a periodic basis and adjusted as appropriate. The above non-refundable payments are and will be recorded in the condensed consolidated balance sheets under the captions “Unearned milestone revenue — current portion” and “Unearned milestone revenue — long-term portion” prior to being earned. The classification between short-term and long-term is based on the Company’s best estimate as to whether the milestone revenue will be recognized during or after the next 12 month period.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Manufacturing Revenues Related to the Cephalon Agreements
      Under the terms of the Supply Agreement, the Company is responsible for the manufacture of clinical and commercial supplies to the collaboration of sustained-release forms of naltrexone, including Vivitrex, for sale in the U.S. Under the terms of the Agreements, the Company will bill Cephalon at cost for finished commercial product shipped to them. The Company will record this manufacturing revenue under the caption “Manufacturing and royalty revenues” in the condensed consolidated statements of operations. An amount equal to this manufacturing revenue will be recorded as cost of goods manufactured in the Company’s condensed consolidated statements of operations. No manufacturing revenue or cost of goods manufactured related to Vivitrex was recorded in the condensed consolidated statements of operations in the three and six months ended September 30, 2005.
      The amount of the arrangement consideration allocated to the accounting unit “manufacturing of the Products” is based on the estimated fair value of manufacturing profit to be earned over the expected life of the product, not to exceed the total arrangement consideration the Company receives from Cephalon, less the amount first allocated to the accounting unit “shared profits and losses on the Products”. The Company will recognize the earned portion of the arrangement consideration allocated to this accounting unit ratably in proportion to the units of finished product shipped during the reporting period, to the total expected units of finished product to be shipped over the expected life of the Products. The estimate of expected units shipped will be adjusted periodically, as necessary, whenever events or changes to product circumstances indicate that supply assumptions have changed significantly. Adjustments to the accrual schedule for this milestone revenue that result from changed supply assumptions are recognized prospectively over the remaining expected life of the Products. This milestone revenue will be recorded under the caption “Manufacturing and royalty revenues” in the condensed consolidated statements of operations. No milestone revenue was recorded for this accounting unit in the condensed consolidated statements of operations during the three and six months ended September 30, 2005.

Net Collaborative Profit Related to the Cephalon Agreements
      The amount of the arrangement consideration allocated to the accounting unit “shared profits and losses on the Products” represents the Company’s best estimate of the Product Losses that the Company is responsible for during the period through December 31, 2007 or 18 months after the first marketing approval of a product, whichever is the later, plus an estimate of those development costs to be incurred by the Company in the period preceding FDA approval of the product, for which the Company is solely responsible. The Company estimates this loss to be approximately $120 million. The Company is recognizing the earned portion of the arrangement consideration allocated to this accounting unit during the period that the Company is responsible for Product Losses. This milestone revenue directly offsets the Company’s expenses incurred on the product and Cephalon’s net losses on the product. This milestone revenue is recorded under the caption “Net collaborative profit” in the condensed consolidated statements of operations. During the three and six months ended September 30, 2005, the Company recorded $13.6 million for this accounting unit in its condensed consolidated statements of operations.
      Under the terms of the License and Collaboration Agreement, the Company granted Cephalon a co-exclusive license to the Company’s patents and know-how necessary to use, sell, offer for sale and import the Products for all current and future indications in the U.S. On a combined basis, the development and license deliverables under the License and Collaboration Agreement have value to the Company on a stand-alone basis. That is, under the terms of the License and Collaboration Agreement, the additional development activities the Company performs for the Initial Indication of Vivitrex will result in a marketable pharmaceutical product that has value in the market place. Accordingly, the amount of the arrangement consideration allocated to the accounting unit “development and licenses for the Products” is based on the residual method of allocation as outlined in Emerging Issues Task Force Issue 00-21 because

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair value evidence exists separately for the other two units of accounting under the agreements but not on a combined basis with this accounting unit. Consequently, arrangement consideration allocated to this accounting unit will equal the total amounts received from Cephalon less the amounts allocated to the other two accounting units. The Company will recognize the earned portion of this arrangement consideration on a straight-line basis over the expected life of the Product. This milestone revenue will be recorded under the caption “Net collaborative profit” in the condensed consolidated statements of operations. No milestone revenue was recorded for this accounting unit in the condensed consolidated statements of operations during the three and six months ended September 30, 2005.
      Under the terms of the License and Collaboration Agreement, the Company reimburses Cephalon for the net losses they incur on the product, provided these net losses, together with the Company’s product-related expenses, do not exceed $120 million during the period ending the later of December 31, 2007 or 18 months after the first marketing approval of a product. This reimbursement is recorded under the caption “Net collaborative profit” in the condensed consolidated statements of operations. Once the product becomes profitable, Cephalon will reimburse the Company for its product-related expenses together with the Company’s share of the product profits, and this reimbursement will be recorded under the caption “Net collaborative profit” in the condensed consolidated statements of operations. During the three and six months ended September 30, 2005, the Company paid Cephalon $1.2 million as reimbursement for their Product Losses and recorded these payments under the caption “Net collaborative profit” in its condensed consolidated statements of operations.
      If there are significant changes in the estimates of the fair value of an accounting unit, the Company will reallocate the arrangement consideration to the accounting units based on the revised fair values. This revision will be recognized prospectively in the condensed consolidated statements of operations over the remaining terms of the accrual bases of the affected accounting units.
      Under the terms of the License and Collaboration Agreement, Cephalon will pay the Company up to $220 million of nonrefundable milestone payments if calendar year net sales of the Products exceed certain agreed upon sales levels. The Company will recognize these milestone payments in the period earned, under the caption “Net collaborative profit” in the condensed consolidated statement of operations.

3.	COMPREHENSIVE INCOME (LOSS)
      Comprehensive income (loss) for the three and six months ended September 30, 2005 and 2004 is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(In thousands)
Net income (loss)	$11,752	$(14,264)	$(1,985)	$(50,412)
Unrealized (loss) gain on marketable securities	(2)	(131)	134	(583)

Comprehensive income (loss)	$11,750	$(14,395)	$(1,851)	$(50,995)

4.	EARNINGS (LOSS) PER COMMON SHARE
      The Company calculates earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”. For the calculation of basic earnings

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(loss) per common share, net income (loss) available to holders of common shares is divided by the weighted average number of shares outstanding. For the calculation of diluted earnings per common share, the Company uses the weighted average number of shares outstanding, as adjusted for the effect of potential outstanding shares, including options, restricted shares, preferred stock and convertible debt. For periods during which the Company reports a net loss from operations, basic and diluted net loss per common share are equal since the impact of potential common shares would have an anti-dilutive effect. The average share price of Company common stock during the three months ended September 30, 2005 used for the calculation of stock option equivalent shares was $16.35.
      Basic and diluted earnings (loss) per common share are calculated as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
(In thousands)
Numerator:
Net income (loss)	$11,752	$(14,264)	$(1,985)	$(50,412)

Denominator:
Weighted average number of common shares outstanding	90,558	90,067	90,475	89,930
Effect of dilutive securities:
Stock options	3,674	—	—	—
Restricted stock awards	81	—	—	—
Convertible preferred stock	2,286	—	—	—

Dilutive common share equivalents	6,041	—	—	—

Shares used in calculating diluted earnings (loss) per common share	96,599	90,067	90,475	89,930

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following amounts were not included in the calculation of net income (loss) per common share because their effects were anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
(In thousands)
Numerator:
Adjustment for interest	$787	$787	$1,574	$1,574
Adjustment for derivative loss (income)	503	(1,172)	769	(2,690)

Total	$1,290	$(385)	$2,343	$(1,116)

Denominator:
Stock options	—	15,794	17,610	15,794
Restricted stock awards	—	100	81	100
Convertible preferred stock	—	2,269	2,835	2,020
2.5% convertible subordinated notes	9,025	9,025	9,025	9,025
3.75% convertible subordinated notes	10	10	10	10

Total	9,035	27,198	29,561	26,949

5.	STOCK-BASED COMPENSATION
      The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock and awards to employees. The Company accounts for stock options and awards to non-employees using the fair-value method. Under the intrinsic value method, compensation associated with stock awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the measurement date and the price an employee must pay to exercise the award. Under the fair-value method, compensation associated with stock awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option-pricing model. The measurement date for employee awards is generally the grant date, and the measurement date for non-employee awards is generally the date performance of certain services is complete.
      For the three and six months ended September 30, 2005, stock-based employee compensation expense of $57 thousand and $115 thousand, respectively, was primarily related to amortization of restricted stock awards and is included in research and development expense or selling, general and administrative expense, as appropriate.
      In accordance with SFAS 148, “Accounting for Stock Based Compensation — Transition and Disclosure”, pro-forma information regarding net earnings (loss) and basic and diluted net earnings (loss) per common share for the three and six months ended September 30, 2005 and 2004, has been presented as if the Company had accounted for its employee stock options under the fair-value method. For purposes of pro-forma disclosure, the estimated fair value of options is amortized to pro-forma expense over the vesting periods of the options.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pro-forma information for the three and six months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(In thousands, except per share amounts)
Net income (loss) — as reported	$11,752	$(14,264)	$(1,985)	$(50,412)
Add — stock-based compensation expense as reported in the consolidated statements of operations	57	83	115	161
Deduct — total stock-based compensation expense determined under the fair-value method for all options and awards	(5,298)	(4,735)	(11,111)	(9,203)

Net income (loss) — pro-forma	$6,511	$(18,916)	$(12,981)	$(59,454)

Reported earnings (loss) per common share:
Basic	$0.13	$(0.16)	$(0.02)	$(0.56)
Diluted	$0.12	$(0.16)	$(0.02)	$(0.56)
Pro forma earnings (loss) per common share:
Basic	$0.07	$(0.21)	$(0.14)	$(0.66)
Diluted	$0.07	$(0.21)	$(0.14)	$(0.66)
      The fair value of stock options was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends, and with the following weighted average assumptions:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Expected life (years)	4	4	4	4
Risk-free interest rate	4.18%	3.33%	3.95%	3.59%
Expected stock price volatility	52%	71%	53%	71%
Weighted average fair value per share of options granted during the period	$6.05	$6.41	$5.75	$6.96

6.	INVENTORY
      Inventory is stated at the lower of cost or market value. Cost is determined in a manner that approximates the first-in, first-out method. The components of inventory consist of the following:

	September 30,	March 31,
	2005	2005

	(Unaudited)
(In thousands)
Raw materials	$3,448	$1,667
Work-in-process	1,558	992
Finished goods	2,705	1,107

Total	$7,711	$3,766

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	RESTRUCTURING
      In connection with the 2004 restructuring program, the Company recorded net restructuring charges of approximately $11.5 million in the year ended March 31, 2005. As of September 30, 2005, the Company has paid in cash or written off an aggregate of approximately $8.7 million in facility closure costs and $0.1 million in employee separation costs in connection with the restructuring. The amounts remaining in the restructuring accrual as of September 30, 2005, are expected to be paid out through fiscal 2009 and relate primarily to estimates of lease costs associated with the exited facility.
      In connection with the 2002 restructuring program, the Company recorded restructuring charges of approximately $6.5 million in the year ended March 31, 2003. As of September 30, 2005, the Company has paid an aggregate of approximately $1.5 million in employee separation costs and approximately $5.0 million in facility closure costs in connection with the restructuring. There are no remaining liabilities associated with the 2002 restructuring program as of September 30, 2005.
      The following table displays the restructuring charges and payments made during the six months ended September 30, 2005:

	Balance			Balance
	March 31,	Charges/		September 30,
Type of Liability	2005	Adjustments	Payments	2005

(In thousands)				(Unaudited)
2004 Restructuring
Employee separation costs	$9	$—	$—	$9
Facility closure costs	2,965	—	(282)	2,683

	2,974	—	(282)	2,692

2002 Restructuring
Employee separation costs	—	—	—	—
Facility closure costs	389	(34)	(355)	—

	389	(34)	(355)	—

Total	$3,363	$(34)	$(637)	$2,692

8.	LITIGATION
      On October 27, 2005, the United States District Court for the District of Massachusetts entered an order dismissing, in its entirety and with prejudice, a purported securities class action lawsuit against Alkermes and certain of its current and former officers and directors. Beginning in October 2003, the Company and certain of its current and former officers and directors were named as defendants in six purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The cases were captioned: Bennett v. Alkermes, Inc., et. al., 1:03-CV-12091 (D. Mass.); Ragosta v. Alkermes, Inc., et. al., 1:03-CV-12184 (D. Mass.); Barry Family LP v. Alkermes, Inc., et. al., 1:03-CV-12243 (D. Mass.); Waltzer v. Alkermes, Inc., et. al., 1:03-CV-12277 (D. Mass.); Folkerts v. Alkermes, Inc., et. al., 1:03-CV-12386 (D. Mass.); and Slavas v. Alkermes, Inc., et. al., 1:03-CV-12471 (D. Mass.). On May 14, 2004, the six actions were consolidated into a single action captioned: In re Alkermes Securities Litigation, Civil Action No. 03-CV-12091-RCL (D. Mass.). On July 12, 2004, a single consolidated amended complaint was filed on behalf of purchasers of the Company’s common stock during the period April 22, 1999 to July 1, 2002. The consolidated amended complaint generally alleged, among other things, that, during such period, the defendants made misstatements to the investing public relating to the manufacture and FDA approval of the Company’s Risperdal Consta product. The consolidated amended complaint sought unspecified damages. On September 10, 2004, the Company and

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the individual defendants filed a motion seeking dismissal of the litigation on numerous legal grounds, and the Court referred that motion to a federal magistrate judge of the United States District Court for the District of Massachusetts for issuance of a report and recommendation as to disposition of the motion to dismiss. The Court heard oral argument on the motion on January 12, 2005. On October 6, 2005, the federal magistrate judge issued a report and recommendation for dismissal, in its entirety, of the above-captioned purported securities class action litigation. After issuance of this ruling, on October 21, 2005, the lead plaintiff and the Company and the individual defendants filed a stipulation with the United States District Court for the District of Massachusetts providing for dismissal of this action, in its entirety and with prejudice. On October 27, 2005, the Court entered an order dismissing the action with prejudice as provided in such stipulation and terminating the case on the Court’s docket.
      From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

9.	SUBSEQUENT EVENT
      On October 4, 2005 the Company converted 1,500 shares of its 2002 Convertible Preferred Stock, $.01 par value per share (the “Preferred Stock”), outstanding and held by Eli Lilly and Company (“Lilly”) into 823,677 shares of Alkermes Common Stock according to the terms of the Company’s Stock Purchase Agreement with Lilly dated December 13, 2002. This conversion secures an incremental increase in royalty payable to the Company over the base royalty payable to the Company under a development and license agreement with Lilly on revenues of the inhaled insulin product being developed by the Company and Lilly. Because the Company exchanged the Preferred Stock with Lilly, an existing shareholder, and there was no commission or other remuneration paid directly or indirectly for soliciting such exchange, the conversion was exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we”, the “Company” or “our”), a Pennsylvania corporation organized in 1987, is a pharmaceutical company that develops products based on sophisticated drug delivery technologies to enhance therapeutic outcomes in major diseases. Our lead commercial product, Risperdal Consta® [(risperidone) long-acting injection], is the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and is marketed worldwide by Janssen-Cilag, a subsidiary of Johnson & Johnson, together with other affiliates (“Janssen”). Our lead proprietary product candidate, Vivitrex® [(naltrexone) long-acting injection], is a once-a-month injection for the treatment of alcohol dependence. We have a pipeline of extended-release injectable products and pulmonary drug products based on our proprietary technology and expertise. Our product development strategy is twofold: we partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. Our headquarters are in Cambridge, Massachusetts, and we operate research and manufacturing facilities in Massachusetts and Ohio. Since our inception in 1987, we have devoted a significant portion of our resources to research and development programs and the purchase of property, plant and equipment. At September 30, 2005, we had an accumulated deficit of $629.0 million.
Forward-Looking Statements
      Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning future operating results, the achievement of certain business and operating goals, manufacturing revenues, research and development spending, plans for clinical trials and regulatory approvals, financial goals and projections of capital expenditures, recognition of revenues, restructuring charges in connection with the discontinuation of Nutropin Depot®and future financings. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions.
      Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document, including but not limited to: statements concerning the achievement of certain business and operating milestones and future operating results and profitability; continued revenue growth from Risperdal Consta; the successful registration, launch and commercialization of Vivitrex; recognition of milestone payments from our partner Cephalon, Inc. (“Cephalon”) related to the approval and future manufacture and sale of Vivitrex; the successful continuation of development activities for our programs, including exenatide LAR and inhaled insulin; the successful manufacture of our products and product candidates and the successful manufacture of exenatide LAR by Amylin; the building of a selling and marketing infrastructure for Vivitrex by ourselves or our partner; and, the successful scale-up, establishment and expansion of manufacturing capacity, are neither promises nor guarantees; and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) manufacturing and royalty revenues for Risperdal Consta may not continue to grow, particularly because we rely on our partner, Janssen, to forecast and market this product; (ii) we may not be able to manufacture Risperdal Consta in sufficient quantities to meet Janssen’s requirements and with sufficient yields, and we may be unable to add additional production capacity for Risperdal Consta or unexpected events could interrupt manufacturing operations at our Risperdal Consta facility, which is the sole source of supply for that product; (iii) the Food and Drug Administration (“FDA”) may not approve the New Drug Application (“NDA”) submission for Vivitrex and we may be unable to successfully register Vivitrex; (iv) if approved for marketing, we and our partner Cephalon may be unable to develop the selling and marketing capabilities, and/or infrastructure necessary to jointly support the commercialization of Vivitrex; (v) we and our partner Cephalon may be unable to launch Vivitrex successfully, and if launched, Vivitrex may not produce significant revenues; (vi) because we have limited selling, marketing and distribution experience, we depend significantly on our partner Cephalon to successfully commercialize Vivitrex; (vii) we may be unable to scale-up and manufacture future products (including our product candidate, Vivitrex) commercially or economically; (viii) we may not be able to source raw materials for our production processes from third parties; (ix) we may not be able to successfully transfer manufacturing technology for exenatide LAR to Amylin and Amylin may not be able to successfully operate the manufacturing facility for exenatide LAR; (x) our other product candidates, if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved, and, if launched, may not produce significant revenues; (xi) we rely on our partners to determine the regulatory and marketing strategies for Risperdal Consta and our other partnered, non-proprietary programs; (xii) Risperdal Consta and our product candidates (including our proprietary product candidate, Vivitrex), in commercial use, may have unintended side effects, adverse reactions or incidents of misuse and the FDA or other health authorities could require post approval studies or require removal of our products from the market; (xiii) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (xiv) clinical trials may take more time or consume more resources than initially envisioned; (xv) results of earlier clinical trials are not necessarily predictive of the safety and efficacy results in larger clinical trials; (xvi) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (xvii) after the completion of clinical trials for our product candidates and the submission for marketing approval, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays or the failure of such product to receive marketing approval; (xviii) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xix) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xx) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xxi) we may not be consistently profitable and could continue to incur losses for the foreseeable future; (xxii) we may not recoup any of our $100 million investment in Reliant Pharmaceuticals, LLC (“Reliant”); and (xxiii) we may need to raise substantial additional funding to continue research and development programs and clinical trials and could incur difficulties or setbacks in raising such funds.
License and Collaboration Agreement and Supply Agreement with Cephalon
      On June 23, 2005, we entered into a License and Collaboration Agreement with Cephalon, Inc., (“Cephalon”) to jointly develop, manufacture and commercialize sustained-release forms of naltrexone, including Vivitrex® (the “Products”), in the United States (“U.S.”). We also concurrently entered into a Supply Agreement with Cephalon for the supply of Vivitrex to Cephalon. Vivitrex is a long-acting, injectable form of naltrexone that is under development by us as a once-monthly regimen for the treatment of alcohol dependence utilizing our proprietary Medisorb® drug delivery technology. Naltrexone is a non-addictive agent that binds to opioid receptors in the brain. On March 31, 2005, we submitted a New Drug Application (“NDA”) for Vivitrex for the treatment of alcohol dependence to the U.S. Food and Drug Administration (“FDA”), which was subsequently granted Priority Review status. On September 20, 2005, we and Cephalon announced that we had received notification from the FDA that the agency has extended the action date to December 30, 2005 for its priority review of the Vivitrex NDA. The original action date under the Prescription Drug User Fee Act (“PDUFA”) for the Vivitrex NDA was September 30, 2005. The extension was a result of the FDA classifying a recent response by us as a major amendment to the NDA, which permits the FDA to extend the action date by 90 days under PDUFA regulations.

      Pursuant to the terms of the License and Collaboration Agreement (together with the Supply Agreement, the “Agreements”), we granted Cephalon a co-exclusive license to our patents and know-how necessary to use, sell, offer for sale and import the Products for all current and future indications in the U.S. For a 180 day period after June 23, 2005, Cephalon has the exclusive right to negotiate with us for the right to commercialize and market the Products outside of the U.S.
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
      In June 2005, Cephalon made an initial one-time nonrefundable payment of $160 million to us upon signing the Agreements. Upon the occurrence of certain milestones, Cephalon will make nonrefundable milestone payments to us as follows: (i) $110 million if the FDA approves the NDA for a Product; and (ii) up to an additional $220 million of nonrefundable milestone payments if calendar year net sales of the Products exceed certain agreed upon sales levels. Cephalon will record net sales from the Products in the U.S. Under the terms of the License and Collaboration Agreement, we are responsible for the first $120 million of product losses during the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a product. The product losses (“Product Losses”) specifically exclude development cost incurred by the Company to obtain FDA approval of the product, for which the Company is solely responsible. If cumulative Product Losses exceed $120 million during this period, Cephalon is responsible for paying all Product Losses in excess of $120 million during the remainder of this period. If the product is profitable during this period, all pretax profits will be shared equally between us and Cephalon. After the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a product, all pretax profits and losses will be shared equally between the two parties. When the product is profitable, Cephalon will reimburse us for our product-related expenses in the current period, together with our share of the product profits generated in the current period.
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
Product Developments

Vivitrex
      In September 2005, the FDA extended the action date to December 30, 2005, for its review of the Vivitrex NDA. The original action date under the Prescription Drug User Fee Act (“PDUFA”) for the Vivitrex NDA was September 30, 2005. The extension was a result of the FDA classifying a recent response by us as a major amendment to the NDA, which permits the FDA to extend the action date by 90 days under PDUFA regulations.

AIR Insulin
      On September 12, 2005, we and Eli Lilly and Company (“Lilly”) presented detailed results from Phase II clinical study of inhaled insulin in people with type 1 diabetes, showing that patients using the

Lilly/ Alkermes inhaled insulin system achieved blood sugar levels similar to patients treated with injected insulin. In addition, 80 percent of patients in this study expressed a preference for the Lilly/ Alkermes inhaled insulin system at mealtime over injected insulin. In addition, results from a Phase I dose response and equivalence study were presented, which showed that the Lilly/ Alkermes inhaled insulin system and injected insulin lispro were generally well-tolerated and the overall effect on blood sugar was similar, illustrating that doses could be reliably correlated.
      On July 19, 2005, we and Lilly announced the initiation of a Phase III clinical trial required for registration for Lilly’s inhaled insulin system using our AIR technology, which is being investigated as an innovative treatment option for diabetes. The goal of this study is to more fully define the safety and efficacy of the AIR inhaled insulin system in patients with diabetes. This study marks the start of a comprehensive Phase III clinical program, including pivotal efficacy studies and additional long-term safety studies in both type 1 and type 2 patients.

Exenatide LAR
      On October 24, 2005, we and Amylin Pharmaceuticals, Inc. (“Amylin”) signed an amendment to our existing development and license agreement, as well as reached agreement regarding the construction of the manufacturing facility for the once weekly formulation of exenatide LAR and certain technology transfer related thereto. Amylin will own the manufacturing facility and will be responsible for manufacturing the once weekly formulation of exenatide LAR for commercial sale, if approved. Amylin will be responsible for all costs and expenses associated with the design, construction, validation and utilization of the facility. The parties have agreed that Alkermes will transfer its technology for the manufacture of the once-weekly formulation of exenatide LAR. Alkermes will oversee the design, construction and validation of the manufacturing facility. The royalty to be paid from Amylin to us for commercial sales of exenatide LAR, if approved, is consistent with the original development and license agreement but now reflects the changes in responsibility for manufacturing a once weekly formulation. Exenatide LAR is an investigational drug for the treatment of type 2 diabetes under development by Amylin, us and Lilly.
      On August 22, 2005, we, Amylin and Lilly announced results from the ongoing Phase II multi-dose study of a long-acting release (LAR) formulation of BYETTAtm (exenatide) injection in patients with type 2 diabetes. The study was designed to assess the safety, tolerability, and pharmacokinetics of exenatide LAR given once a week. After 15 weeks, both doses of exenatide LAR were well tolerated and expected therapeutic blood levels of exenatide were achieved. Dose-dependent improvements in hemoglobin A1C and weight were observed.

Product Summary
      Following is a summary of our proprietary and collaborators’ commercial products and product candidates and their respective stages of clinical development:

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
Critical Accounting Policies
      As fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended March 31, 2005, we consider our critical accounting policies to be as follows:

•	Revenue recognition;

•	Derivatives embedded in certain debt securities;

•	Warrant valuation;

•	Cost of goods manufactured;

•	Research and development expenses;

•	Restructuring charges;

•	Accrued expenses; and

•	Stock options and awards.
Revenue Recognition Policies

Revenue Recognition Related to the License and Collaboration Agreement and Supply Agreement (together, the “Agreements”) with Cephalon
      Our revenue recognition policy related to the Agreements complies with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” for multiple element revenue arrangements entered into or materially amended after June 30, 2003. For purposes of revenue recognition, the deliverables under these Agreements are generally separated into three units of accounting: (i) shared profits and losses on the sustained-release forms of naltrexone, including Vivitrex (the “Products’); (ii) manufacturing of the Products; and (iii) development and licenses for the Products.
      Under the terms of the License and Collaboration Agreement, we are responsible for the first $120 million of Product Losses during the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a product. If cumulative Product Losses exceed $120 million during this period, Cephalon is responsible for paying all Product Losses in excess of $120 million during the remainder of the period. If the product is profitable during this period, all pretax profits will be shared equally between us and Cephalon. After the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a product, all pretax profits and losses will be shared equally between the two parties. We and Cephalon reconcile the costs incurred by each company to develop, commercialize and manufacture the Products, excluding certain development and registration costs for Vivitrex for the initial indication of alcohol abuse/dependence (the “Initial Indication”) to be paid solely by us, against revenues from the Products, to determine product profits or losses. Our share of product profits and losses is recognized in the period earned or incurred by the collaboration and is recorded under the caption “Net collaborative profit” in our condensed consolidated statements of operations. Cumulative Product Losses, since inception of the Agreements through September 30, 2005, were $7.8 million.

      The initial one-time nonrefundable signing fee of $160 million we received from Cephalon, and the $110 million nonrefundable milestone payment due to us from Cephalon in the event we receive FDA approval for a Product, have been deemed to be arrangement consideration in accordance with Emerging Issues Task Force Issue 00-21. This arrangement consideration will be recognized as milestone revenue across the three accounting units referred to above. The allocation of the arrangement consideration to each of the accounting units was based initially on the fair value of each unit as determined at the date of the Agreements; however, the fair values will be reviewed on a periodic basis and adjusted as appropriate. The above payments will be recorded in the condensed consolidated balance sheets under the captions “Unearned milestone revenue — current portion” and “Unearned milestone revenue — long-term portion” prior to being earned. The classification between short-term and long-term is based on our best estimate as to whether the milestone revenue will be recognized during or after the next 12 month period.

Manufacturing Revenues Related to the Cephalon Agreements
      Under the terms of the Supply Agreement, we are responsible for the manufacture of clinical and commercial supplies to the collaboration of sustained-release forms of naltrexone, including Vivitrex, for sale in the U.S. Under the terms of the Agreements, we will bill Cephalon at cost as we ship finished product to them. We will record this manufacturing revenue under the caption “Manufacturing and royalty revenues” in our condensed consolidated statements of operations. An amount equal to this manufacturing revenue will be recorded as cost of goods manufactured in our condensed consolidated statements of operations. No manufacturing revenue or cost of goods manufactured related to Vivitrex was recorded in our condensed consolidated statements of operations in the three and six months ended September 30, 2005.
      The amount of the arrangement consideration allocated to the accounting unit “manufacturing of the Products” is based on the estimated fair value of manufacturing profit to be earned over the expected life of the product, not to exceed the total arrangement consideration we receive from Cephalon less the amount first allocated to the accounting unit “shared profits and losses on the Products”. We will recognize the earned portion of the arrangement consideration allocated to this accounting unit ratably in proportion to the units of finished product shipped during the reporting period, to the total expected units of finished product to be shipped over the expected life of the Products. Our estimate of expected units shipped will be adjusted periodically, as necessary, whenever events or changes to product circumstances indicate that supply assumptions have changed significantly. Adjustments to the accrual schedule for this milestone revenue that result from changed supply assumptions are recognized prospectively over the remaining expected life of the Products. This milestone revenue will be recorded under the caption “Manufacturing and royalty revenues” in our condensed consolidated statements of operations. No milestone revenue was recorded for this accounting unit in our condensed consolidated statements of operations during the three and six months ended September 30, 2005.

Net Collaborative Profit Related to the Cephalon Agreements
      The amount of the arrangement consideration allocated to the accounting unit “shared profits and losses on the Products” represents our best estimate of the Product Losses we are responsible for during the period through December 31, 2007 or 18 months after the first marketing approval of a product, whichever is the later, plus an estimate of those development costs to be incurred by us in the period preceding FDA approval of the product, for which we are solely responsible. We estimate this to be approximately $120 million. We are recognizing the earned portion of the arrangement consideration allocated to this accounting unit during the period that we are responsible for Product Losses. This milestone revenue directly offsets our expenses incurred on the product and Cephalon’s net losses on the product. This milestone revenue is recorded under the caption “Net collaborative profit” in our condensed consolidated statement of operations. During the three and six months ended September 30, 2005, we recorded $13.6 million for this accounting unit in our condensed consolidated statements of operations.
      Under the terms of the License and Collaboration Agreement, we granted Cephalon a co-exclusive license to our patents and know-how necessary to use, sell, offer for sale and import the Products for all current and future indications in the U.S. On a combined basis, the development and license deliverables under the License and Collaboration Agreement have value to us on a stand-alone basis. That is, under the terms of the License and Collaboration Agreement, the additional development activities we perform for the Initial Indication of Vivitrex will result in a marketable pharmaceutical product that has value in the market place. Accordingly, the amount of the arrangement consideration allocated to the accounting unit “development and licenses for the Products” is based on the residual method of allocation as outlined in Emerging Issues Task Force Issue 00-21 because fair value evidence exists separately for the other two units of accounting under the agreements but not on a combined basis with this accounting unit. Consequently, arrangement consideration allocated to this accounting unit will equal the total amounts received from Cephalon less the amounts allocated to the other two accounting units. We will recognize the earned portion of this arrangement consideration on a straight-line basis over the expected life of the Product. This milestone revenue will be recorded under the caption “Net collaborative profit” in our condensed consolidated statements of operations. No milestone revenue was recorded for this accounting unit in our condensed consolidated statements of operations during the three and six months ended September 30, 2005.
      Under the terms of the License and Collaboration Agreement, we reimburse Cephalon for the net losses they incur on the product, provided these net losses, together with our product-related expenses, do not exceed $120 million during the period ending the later of December 31, 2007 or 18 months after the first marketing approval of a product. This reimbursement will be recorded under the caption “Net collaborative profit” in our condensed consolidated statements of operations. Once the product becomes profitable, Cephalon will reimburse us for our product-related expenses together with our share of the product profits, and this reimbursement will be recorded under the caption “Net collaborative profit” in our condensed consolidated statements of operations. During the three and six months ended September 30, 2005, we paid Cephalon $1.2 million as reimbursement for their Product Losses and recorded these payments under the caption “Net collaborative profit” in our condensed consolidated statements of operations.
      If there are significant changes in our estimates of the fair value of an accounting unit we will reallocate the arrangement consideration to the accounting units based on the revised fair values. This revision will be recognized prospectively in our condensed consolidated statements of operations over the remaining terms of the accrual bases of the affected accounting units.
      Under the terms of the License and Collaboration Agreement, Cephalon will pay us up to $220 million of nonrefundable milestone payments if calendar year net sales of the Products exceed certain agreed upon sales levels. We will recognize these milestone payments in the period earned, under the caption “Net collaborative profit” in our condensed consolidated statements of operations.
      Manufacturing and Royalty Revenues
      Manufacturing and royalty revenues consist of revenue earned under certain manufacturing and supply and license agreements for Risperdal Consta and we expect in the future it will also include revenues earned under the Agreements discussed above for Vivitrex if approved by the FDA for commercial sale and subsequently launched. Manufacturing revenues are earned when product is shipped to our collaborative partners. Royalty revenues are earned on sales of Risperdal Consta made by our collaborative partner and are recorded in the period the product is sold by our collaborative partner. Manufacturing revenues recognized by us for Risperdal Consta are based on information supplied to us by our collaborative partner and may require estimates to be made.
      Research and Development Revenue Under Collaborative Arrangements
      Research and development revenue under collaborative arrangements consists of nonrefundable research and development funding under collaborative arrangements with various collaborative partners. Research and development funding generally compensates us for formulation, preclinical and clinical testing related to the collaborative research programs, and is recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when the corporate partner is obligated to pay and when no future performance obligations exist. Fees for the licensing of technology or intellectual property rights upon the initiation of collaborative arrangements are recorded as deferred revenue upon receipt and recognized as income on a systematic basis (based upon the timing and level of work performed or on a straight-line basis if not otherwise determinable) over the period that the related products or services are delivered or obligations, as defined in the agreements, are performed. Revenue from milestone or other upfront payments is recognized as earned in accordance with the terms of the related agreements. These agreements may require deferral of revenue recognition to future periods.
Results of Operations
      The net income in accordance with generally accepted accounting principles in the United States of America (known as “GAAP”) for the three months ended September 30, 2005, was $11.8 million or $0.13 per basic share and $0.12 per diluted share as compared to a net loss of $14.3 million or $0.16 per basic and diluted share for the three months ended September 30, 2004.
      The net loss for the six months ended September 30, 2005, was $2.0 million or $0.02 per basic and diluted share as compared to a net loss of $50.4 million or $0.56 per basic and diluted share for the six months ended September 30, 2004.
      Total revenues were $46.7 million and $71.5 million for the three and six months ended September 30, 2005, respectively, as compared to $18.0 million and $29.5 million for the three and six months ended September 30, 2004, respectively.
      Total manufacturing and royalty revenues were $17.6 million and $35.1 million for the three and six months ended September 30, 2005, respectively, as compared to $9.9 million and $17.9 million for the three and six months ended September 30, 2004, respectively.
      Total manufacturing revenues, all related to the manufacture of Risperdal Consta, were $13.6 million and $27.5 million for the three and six months ended September 30, 2005, respectively. This is compared to $7.7 million and $13.9 million for the three and six months ended September 30, 2004. The increase in manufacturing revenues for the three and six months ended September 30, 2005, as compared to the three and six months ended September 30, 2004, was due to increased shipments of Risperdal Consta to Janssen. Risperdal Consta is marketed in more than 50 countries. Under our manufacturing and supply agreement with Janssen, we earn manufacturing revenues upon shipment of product by us to Janssen based on a percentage of Janssen’s net selling price. These percentages are based on the anticipated volume of units shipped to Janssen in any given calendar year, with a minimum manufacturing fee of 7.5%. We anticipate that we will earn manufacturing revenues at 7.5% of Janssen’s net sales price for Risperdal Consta in the fiscal year ended March 31, 2006, and beyond, as compared to an average of 8.1% in the fiscal year ended March 31, 2005. We have not recognized any manufacturing revenue related to Vivitrex to date through September 30, 2005.
      Total royalty revenues were $4.0 million and $7.6 million for the three and six months ended September 30, 2005, all related to Risperdal Consta. This compares to $2.2 million and $4.0 million for the three and six months ended September 30, 2004, respectively, of which $2.1 million and $3.8 million, respectively, related to Risperdal Consta. The increase in royalty revenues for the three and six months ended September 30, 2005, as compared to the same period in 2004 was due to an increase in global sales of Risperdal Consta by Janssen. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of Risperdal Consta in the quarter when the product is sold by Janssen. In the three and six months ended September 30, 2004, we received royalty revenues of $0.1 million and $0.2 million, respectively, from Genentech, Inc. (“Genentech”) on sales of Nutropin Depot®. In the quarter ended June 30, 2004, we ceased commercial production of Nutropin Depot and there were no material royalty revenues earned in the three or six months ended September 30, 2005, from this product.

      Research and development revenue under collaborative arrangements was $16.7 million and $24.0 million for the three and six months ended September 30, 2005, respectively, as compared to $8.1 million and $11.6 million for the three and six months ended September 30, 2004, respectively. The increase in research and development revenue for the three and six months ended September 30, 2005, as compared to the same period in 2004 was primarily due to an increase in revenues earned related to work performed on the Eli Lilly and Company (“Lilly”) AIR insulin program and a $9.0 million milestone payment received from Lilly in conjunction with the initiation of the Phase III clinical program for AIR insulin.
      Net collaborative profit was $12.4 million for the three and six months ended September 30, 2005. This represents a new source of revenue for us, subsequent to the signing of our License and Collaboration Agreement with Cephalon, Inc. (“Cephalon”) on June 23, 2005. The three components to net collaborative profit are: the recognition of milestone revenue to offset losses incurred by both us and Cephalon on the product; the recognition of milestone revenue related to the license of the product; and the flow of funds between the two companies with respect to our share of the product profits or losses. For the three and six months ended September 30, 2005, we recognized $13.6 million of milestone revenue to offset losses incurred on Vivitrex by both us and Cephalon. This includes $6.6 million of expenses we incurred on behalf of the collaboration, $5.8 million we incurred with respect to our ongoing efforts to obtain approval of the product, for which we are wholly responsible, and $1.2 million of expenses incurred by Cephalon on behalf of the collaboration. We did not recognize any milestone revenue related to license during this period as the product has not yet been approved by the FDA. For the three and six months ended September 30, 2005, we made payments of $1.2 million to Cephalon to cover the losses they incurred on the product. Consequently, the net collaborative profit of $12.4 million represents the $13.6 million of milestone revenue recognized to offset losses on the product, partially offset by the $1.2 million of payments we made to Cephalon to cover their losses.
      During the period ending the later of December 31, 2007, or 18 months post approval, we are responsible for the first $120 million of cumulative, combined Product Losses and, consequently, we reimburse Cephalon each month for any losses they incur on the product. If the cumulative, combined Product Losses reach $120 million during the period ending the later of December 31, 2007, or 18 months post approval, Cephalon would be responsible for all Product Losses in their entirety and would reimburse us for our product-related expenses. Through September 30, 2005, the cumulative losses incurred by us and Cephalon on the product, against this $120 million, were $7.8 million, of which $6.6 million was incurred by us on behalf of the collaboration and $1.2 million was incurred by Cephalon on behalf of the collaboration.

Three and Six
Months Ended
Net Collaborative Profit Summary	September 30, 2005

(In thousands)	(Unaudited)
Milestone revenue — cost recovery:
Alkermes expenses to collaboration	$6,556
Cephalon net losses to collaboration	1,194
Alkermes expenses related to Vivitrex for which Alkermes is responsible	5,838

Total milestone revenue — cost recovery	13,588
Milestone revenue — license	—
Payments made to Cephalon	(1,194)

Net collaborative profit	$12,394

      Cost of goods manufactured was $4.4 million and $8.9 million for the three and six months ended September 30, 2005, all related to Risperdal Consta. Cost of goods manufactured was $2.4 million and $7.6 million for the three and six months ended September 30, 2004, of which $2.4 million and $5.3 million, respectively, related to Risperdal Consta and $0 million and $2.3 million, respectively, related to Nutropin Depot®. The increase in cost of goods manufactured for the three and six months ended September 30, 2005, as compared to the same period in 2004, reflects increased production volumes to satisfy the demand for Risperdal Consta. In June 2004, we and Genentech, Inc. (“Genentech”) announced our decision to discontinue commercialization of Nutropin Depot, which resulted in a $1.3 million one-time write-off of Nutropin Depot inventory in the six months ended September 30, 2004.
      Research and development expenses were $19.4 million and $41.0 million for the three and six months ended September 30, 2005 as compared to $22.5 million and $46.7 million for the three and six months ended September 30, 2004. Research and development expenses were lower in the three months and six months ended September 30, 2005, as compared to the three and six months ended September 30, 2004, primarily due to the completion of certain Vivitrex clinical trials in the last fiscal year. In addition, during the three months ended September 30, 2005, we capitalized in inventory certain raw materials to be used in commercial manufacturing of Vivitrex, which previously would have been recorded as research and development expense.
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
      Selling, general and administrative expenses were $9.1 million and $18.1 million for the three and six months ended September 30, 2005, as compared to $7.4 million and $14.4 million for the three and six months ended September 30, 2004. Selling, general and administrative expenses for the three and six months ended September 30, 2005 were higher than in the three and six months ended September 30, 2004, primarily as a result of an increase in personnel-related costs, notably within selling and marketing as we prepare for the potential commercialization of Vivitrex.
      In connection with the 2004 restructuring program, the Company recorded net restructuring charges of approximately $11.5 million in the year ended March 31, 2005. As of September 30, 2005, the Company has paid in cash or written off an aggregate of approximately $8.7 million in facility closure costs and $0.1 million in employee separation costs in connection with the restructuring. The amounts remaining in the restructuring accrual as of September 30, 2005, are expected to be paid out through fiscal 2009 and relate primarily to estimates of lease costs associated with the exited facility.
      In connection with the 2002 restructuring program, the Company recorded restructuring charges of approximately $6.5 million in the year ended March 31, 2003. As of September 30, 2005, the Company has paid an aggregate of approximately $1.5 million in employee separation costs and approximately $5.0 million in facility closure costs in connection with the restructuring. There are no remaining liabilities associated with the 2002 restructuring program as of September 30, 2005.

      The following table displays the restructuring charges and payments made during the six months ended September 30, 2005:

	Balance			Balance
	March 31,	Charges/		September 30,
Type of Liability	2005	Adjustments	Payments	2005

(In thousands)				(Unaudited)
2004 Restructuring
Employee separation costs	$9	$—	$—	$9
Facility closure costs	2,965	—	(282)	2,683

	2,974	—	(282)	2,692

2002 Restructuring
Employee separation costs	—	—	—	—
Facility closure costs	389	(34)	(355)	—

	389	(34)	(355)	—

Total	$3,363	$(34)	$(637)	$2,692

      Interest income was $3.0 million and $4.6 million for the three and six months ended September 30, 2005, as compared to $0.7 million and $1.3 million for the three and six months ended September 30, 2004. The increase for the three and six months ended September 30, 2005, was primarily the result of higher average cash and investment balances held and higher interest rates earned during the period.
      Derivative (loss) income related to convertible subordinated notes for the three and six months ended September 30, 2005 was a loss of $0.5 million and $0.3 million, as compared to an income of $1.2 million and $2.7 million for the three and six months ended September 30, 2004. Derivative (loss) income represents quarterly adjustments to the fair value of the three-year interest make-whole provision included in the 2.5% Convertible Subordinated Notes due 2023 (the “2.5% Subordinated Notes”). The recorded value of the derivative liability related to the 2.5% Subordinated Notes approximates $1.0 million and $2.0 million as of September 30, 2005 and 2004, respectively, and can fluctuate significantly based on fluctuations in the market value of our common stock.
      Interest expense was $5.2 million and $10.4 million for the three and six months ended September 30, 2005, respectively, as compared to $1.2 million and $2.4 million for the three and six months ended September 30, 2004. The increase for the three and six months ended September 30, 2005 as compared to the three and six months ended September 30, 2004 was primarily the result of interest expense on our Non-recourse Risperdal Consta Secured 7% Notes (the “7% Notes”) which were issued in February 2005. We incur approximately $4.0 million of interest expense each quarter on the 7% Notes through the period until principal repayment starts on April 1, 2009.
      Other income (expense), net was an income of $0.6 million and $0.9 million in the three and six months ended September 30, 2005, as compared to an expense of $0.6 million and $0.9 million for the three and six months ended September 30, 2004. Other income (expense), net represents income or expense recognized on the net changes in the fair value of warrants of public companies held by us in connection with collaboration and licensing arrangements, which are recorded as derivatives under the caption “Other assets” in the condensed consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.
      We do not believe that inflation and changing prices have had a material impact on our results of operations.
Liquidity and Capital Resources
      Cash and cash equivalents were $43.8 million and $47.5 million as of September 30, 2005, and March 31, 2005, respectively. Short-term investments were $292.3 million and $155.1 million as of

September 30, 2005 and March 31, 2005, respectively. During the six months ended September 30, 2005, combined cash and cash equivalents and short-term investments increased by $133.5 million to $336.1 million, primarily due to the receipt of a $160 million nonrefundable payment from Cephalon on June 24, 2005, in connection with the signing of our collaboration agreements and a $9.0 million nonrefundable milestone received from Lilly, partially offset by net cash used to fund our operations, to acquire fixed assets, and to service our debt.
      We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. We held approximately $5.1 million and $4.9 million of U.S. government obligations classified as restricted long-term investments as of September 30, 2005 and 2004, respectively, which are pledged as collateral under certain letters of credit and lease agreements.
      All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Fair value is determined based on quoted market prices.
      Receivables were $23.9 million and $18.8 million as of September 30, 2005, and March 31, 2005, respectively. The increase of $5.1 million during the six month period was primarily due to increased manufacturing and royalty revenues from Janssen for both Risperdal Consta shipments and capital expenditure reimbursements due to us under our manufacturing and supply agreements, in addition to the timing of payments received from Lilly with respect to our collaborative programs. All of these afore-mentioned receivables are current.
      Inventory was $7.7 million and $3.8 million as of September 30, 2005 and March 31, 2005, respectively. The increase of $3.9 million during the six month period was due in part to the capitalization of $1.4 million of Vivitrex raw materials to inventory for the first time as we move into commercial manufacturing. Previously, we expensed these raw materials to research and development expense as they were used to manufacture clinical supplies. In addition, our finished goods related to Risperdal Consta increased due to the timing of shipments to Janssen.
      Capital expenditures were $10.9 million for the six months ended September 30, 2005, net of $3.1 million in reimbursements from Janssen under our Risperdal Consta manufacturing and supply agreement for costs related to the construction of a third bulk manufacturing line. Our capital expenditures were primarily related to the purchase of equipment and to improvements to, and the expansion of, our manufacturing facility in Ohio. We expect our capital expenditures to total approximately $35.0 million during fiscal year 2006, net of anticipated reimbursements from Janssen, primarily to expand our manufacturing infrastructure for Risperdal Consta and Vivitrex, in addition to continued improvements to our manufacturing and development facilities in Massachusetts and Ohio. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing financing arrangements, General Electric Capital Corporation (“GECC”) and Johnson & Johnson Finance Corporation have security interests in certain of our assets.
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
      We believe that our current cash and cash equivalents and short-term investments, anticipated interest income, anticipated manufacturing and royalty revenues, anticipated research and development revenue under collaborative arrangements, and anticipated net collaborative profit from our collaboration with

Cephalon, will be sufficient to meet our anticipated capital requirements through at least September 30, 2007.
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
      In June 2005, Cephalon made an initial one-time nonrefundable payment of $160 million to us upon signing a license and collaboration agreement to jointly develop, manufacture and commercialize sustained-release forms of naltrexone, including Vivitrex® (the “Products”), in the United States (“U.S.”). Under the terms of the license and collaboration agreement, we are responsible for the first $120 million of Product Losses during the period ending the later of December 31, 2007 or 18 months after the first FDA approval of a product. If cumulative Product Losses exceed $120 million during this period, Cephalon is responsible for paying all Product Losses in excess of $120 million. If the product is profitable during this period, all pretax profits will be shared equally between us and Cephalon. After the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a product, all pretax profits and losses will be shared equally between us and Cephalon. When the product is profitable, Cephalon will reimburse us for our product-related expenses in the current period, together with our share of the product profits generated in the current period.
      The Agreements shall be in effect until the later of: (i) the expiration of certain patent rights; or (ii) fifteen (15) years from the date of the first commercial sale of the Products in the U.S.
Off-Balance Sheet Arrangements
      As of September 30, 2005, we are not a party to any off-balance sheet financing arrangements.

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
      We also hold certain marketable equity securities, including warrants to purchase the securities of publicly traded companies that we collaborate with, that are classified as available-for-sale and recorded at fair value under the caption “Other assets” in the condensed consolidated balance sheets. These securities are also sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase of the financial instrument. A 10% increase or decrease in market interest rates would not have a material impact on our financial statements.
      As of September 30, 2005, the fair value of our 7% Notes, our 2.5% Subordinated Notes, and our 3.75% Subordinated Notes approximate the carrying values. The interest rates on these notes, and our capital lease obligations, are fixed and therefore not subject to interest rate risk. A 10% increase or decrease in market interest rates would not have a material impact on our financial statements.
      As of September 30, 2005, we have a term loan that bears a floating interest rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 5.45%. A 10% increase or decrease in market interest rates would not have a material impact on our financial statements.
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

(a)	Evaluation of Disclosure Controls and Procedures
      As of September 30, 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting
      During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      On October 27, 2005, the United States District Court for the District of Massachusetts entered an order dismissing, in its entirety and with prejudice, a purported securities class action lawsuit against Alkermes and certain of its current and former officers and directors. Beginning in October 2003, the Company and certain of its current and former officers and directors were named as defendants in six purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The cases were captioned: Bennett v. Alkermes, Inc., et. al., 1:03-CV-12091 (D. Mass.); Ragosta v. Alkermes, Inc., et. al., 1:03-CV-12184 (D. Mass.); Barry Family LP v. Alkermes, Inc., et. al., 1:03-CV-12243 (D. Mass.); Waltzer v. Alkermes, Inc., et. al., 1:03-CV-12277 (D. Mass.); Folkerts v. Alkermes, Inc., et. al., 1:03-CV-12386 (D. Mass.); and Slavas v. Alkermes, Inc., et. al., 1:03-CV-12471 (D. Mass.). On May 14, 2004, the six actions were consolidated into a single action captioned: In re Alkermes Securities Litigation, Civil Action No. 03-CV-12091-RCL (D. Mass.). On July 12, 2004, a single consolidated amended complaint was filed on behalf of purchasers of the Company’s common stock during the period April 22, 1999 to July 1, 2002. The consolidated amended complaint generally alleged, among other things, that, during such period, the defendants made misstatements to the investing public relating to the manufacture and FDA approval of the Company’s Risperdal Consta product. The consolidated amended complaint sought unspecified damages. On September 10, 2004, the Company and the individual defendants filed a motion seeking dismissal of the litigation on numerous legal grounds, and the Court referred that motion to a federal magistrate judge of the United States District Court for the District of Massachusetts for issuance of a report and recommendation as to disposition of the motion to dismiss. The Court heard oral argument on the motion on January 12, 2005. On October 6, 2005, the federal magistrate judge issued a report and recommendation for dismissal, in its entirety, of the above-captioned purported securities class action litigation. After issuance of this ruling, on October 21, 2005, the lead plaintiff and the Company and the individual defendants filed a stipulation with the United States District Court for the District of Massachusetts providing for dismissal of this action, in its entirety and with prejudice. On October 27, 2005, the Court entered an order dismissing the action with prejudice as provided in such stipulation and terminating the case on the Court’s docket.
      From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On October 4, 2005 we converted 1,500 shares of our 2002 Convertible Preferred Stock, $.01 par value per share (the “Preferred Stock”), outstanding and held by Eli Lilly and Company (“Lilly”) into 823,677 shares of our Common Stock according to the terms of our Stock Purchase Agreement with Lilly dated December 13, 2002. This conversion secures an incremental increase in royalty payable to us over the base royalty payable to us under a development and license agreement with Lilly on revenues of the inhaled insulin product being developed by us and Lilly. Because we exchanged the Preferred Stock with Lilly, an existing shareholder, and there was no commission or other remuneration paid directly or indirectly for soliciting such exchange, the conversion was exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 4.	Submission of Matters to a Vote of Security Holders
      At the Annual Meeting of Shareholders of Alkermes held on September 23, 2005, the holders of common stock approved an amendment to the 1999 Stock Option Plan to increase to 19,900,000 the number of shares issuable upon exercise of options granted thereunder, an increase of 3,000,000 shares. There were 39,805,251 votes for, and 25,547,235 votes against, the amendment of the plan, 16,816,352 broker non-votes and 49,771 abstentions.

      Also at the Annual Meeting of Shareholders, the holders of common stock elected the following nominees as directors for terms of one year expiring on the date of the 2006 Annual Meeting or until their respective successors are elected and shall qualify:

		Authority
Nominee	Votes For	Withheld

Floyd E. Bloom	58,065,192	24,153,417
Robert A. Breyer	67,478,150	14,740,459
Gerri Henwood	81,117,600	1,101,009
Paul J. Mitchell	75,365,503	6,853,106
Richard F. Pops	68,311,035	13,907,574
Alexander Rich	58,628,002	23,590,607
Paul Schimmel	54,898,603	27,320,006
Mark B. Skaletsky	76,449,741	5,768,868
Michael A. Wall	68,096,965	14,121,644

Item 6.	Exhibits
      (a) List of Exhibits:
Exhibit Index

Exhibit
No.

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
Date: November 4, 2005

By:	/s/ James M. Frates

James M. Frates
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Date: November 4, 2005

EXHIBIT INDEX

Exhibit
No.

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).