Form 10-Q/A
period 2005-09-30
ALKERMES INC
filed 2005-11-17
CIK 874663

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
AMENDMENT NO. 1

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).
Yes ☐ No ☑
     The number of shares outstanding of each of the issuer’s classes of common stock was:

Class	As of November 2, 2005
Common Stock, $.01 par value	91,108,896
Non-Voting Common Stock, $.01 par value	382,632

Item 6. Exhibits
SIGNATURES
EX-10.2 Amendment to 1999 Stock Option Plan
EX-31.1 Certification of CEO
Ex-31.2 Certification of CFO
EX-32.1 Certification of CEO & CFO

Explanatory Note:
This Amendment No. 1 to Alkermes, Inc.’s (the “Company”) Quarterly Report on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on November 4, 2005, solely to amend Item 6. to include additional exhibits. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A has not been updated to reflect any events that occurred after the day of the original filing of the Company’s Quarterly Report on Form 10-Q.
Item 6. Exhibits
List of Exhibits:

Exhibit No.
3.2	Second Amended and Restated By-Laws of Alkermes, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 28, 2005).

10.1	Amended and Restated January 1, 2005 to March 31, 2006 Named Executive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2005).+

10.2	Amendment to 1999 Stock Option Plan, as amended (filed herewith).+

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

+	Indicates a management contract or any compensatory plan, contract or arrangement.

2

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALKERMES, INC. (Registrant)

Date: November 17, 2005	By:	/s/ Richard F. Pops

Richard F. Pops Chief Executive Officer and Director (Principal Executive Officer)

Date: November 17, 2005	By:	/s/ James M. Frates

James M. Frates Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

3

EXHIBIT INDEX

Exhibit No.
3.2	Second Amended and Restated By-Laws of Alkermes, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 28, 2005).

10.1	Amended and Restated January 1, 2005 to March 31, 2006 Named Executive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2005).+

10.2	Amendment to 1999 Stock Option Plan, as amended (filed herewith).+

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

+	Indicates a management contract or any compensatory plan, contract or arrangement.

4