Form 10-Q
period 2005-12-31
ALKERMES INC
filed 2006-02-09
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock was:

As of February 6,
Class	2006

Common Stock, $.01 par value	91,488,864
Non-Voting Common Stock, $.01 par value	382,632

ALKERMES, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2005
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,957	$47,485
Investments — short-term	289,848	155,082
Receivables, net	33,414	18,815
Inventory, net	8,552	3,766
Prepaid expenses and other current assets	2,890	2,580

Total current assets	358,661	227,728

PROPERTY, PLANT AND EQUIPMENT:
Land	301	269
Building and improvements	20,169	19,150
Furniture, fixtures and equipment	77,619	66,805
Equipment under capital lease	464	464
Leasehold improvements	45,344	45,991
Construction in progress	18,951	11,307

	162,848	143,986
Less accumulated depreciation and amortization	(54,757)	(48,798)

Property, plant and equipment — net	108,091	95,188

RESTRICTED INVESTMENTS — long-term	5,147	4,903
OTHER ASSETS	10,656	11,055

TOTAL ASSETS	$482,555	$338,874

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$26,468	$18,803
Accrued interest	4,027	2,248
Accrued restructuring costs	882	1,228
Unearned milestone revenue — current portion	104,197	—
Derivative liability related to convertible subordinated notes	1,349	265
Long-term debt — current portion	1,191	1,124

Total current liabilities	138,114	23,668

NON-RECOURSE RISPERDAL CONSTA SECURED 7% NOTES	152,897	150,730
CONVERTIBLE SUBORDINATED NOTES	123,605	123,022
LONG-TERM DEBT	1,831	2,733
UNEARNED MILESTONE REVENUE — LONG-TERM PORTION	24,329	—
OTHER LONG-TERM LIABILITIES	4,681	4,609

Total liabilities	445,457	304,762

REDEEMABLE CONVERTIBLE PREFERRED STOCK, par value, $.01 per share; authorized and issued, 1,500 and 3,000 shares at December 31, 2005 and March 31, 2005, respectively (at liquidation preference)	15,000	30,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Capital stock, par value, $.01 per share; authorized, 4,550,000 shares (includes 2,997,000 shares of preferred stock); issued, none
Common stock, par value, $.01 per share; authorized, 160,000,000 shares; issued and outstanding, 91,237,182 and 89,999,526 shares at December 31, 2005 and March 31, 2005, respectively	912	900
Nonvoting common stock, par value, $.01 per share; authorized 450,000 shares; issued and outstanding, 382,632 shares at December 31, 2005 and March 31, 2005	4	4
Additional paid-in capital	649,422	630,492
Deferred compensation	(460)	—
Accumulated other comprehensive loss	(139)	(221)
Accumulated deficit	(627,641)	(627,063)

Total shareholders’ equity	22,098	4,112

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$482,555	$338,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(In thousands, except per share amounts)

REVENUES:
Manufacturing revenues	$14,715	$13,922	$42,224	$27,829
Royalty revenues	4,228	2,652	11,867	6,647
Research and development revenue under collaborative arrangements	9,951	7,011	33,935	18,617
Net collaborative profit	12,524	—	24,918	—

Total revenues	41,418	23,585	112,944	53,093

EXPENSES:
Cost of goods manufactured	6,077	4,930	14,954	12,561
Research and development	22,501	20,058	63,493	66,780
Selling, general and administrative	9,332	6,868	27,393	21,286
Restructuring	—	—	—	11,896

Total expenses	37,910	31,856	105,840	112,523

OPERATING INCOME (LOSS)	3,508	(8,271)	7,104	(59,430)

OTHER INCOME (EXPENSE):
Interest income	3,278	646	7,928	1,936
Interest expense	(5,177)	(1,158)	(15,497)	(3,532)
Derivative (loss) income related to convertible subordinated notes	(315)	(347)	(1,084)	2,343
Other income (expense), net	113	131	971	(729)

Total other income (expense)	(2,101)	(728)	(7,682)	18

NET INCOME (LOSS)	$1,407	$(8,999)	$(578)	$(59,412)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$0.02	$(0.10)	$(0.01)	$(0.66)

DILUTED	$0.01	$(0.10)	$(0.01)	$(0.66)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	91,505	90,176	90,826	90,011

DILUTED	96,720	90,176	90,826	90,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2005	December 31, 2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(578)	$(59,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,856	8,006
Restructuring charges	—	11,896
Other non-cash charges	4,410	3,046
Derivative loss (income) related to convertible subordinated notes	1,084	(2,343)
(Gain) loss on warrants held	(1,000)	729
Gain on sale of equipment	(54)	(40)
Changes in assets and liabilities:
Receivables	(14,599)	(2,845)
Inventory, prepaid expenses and other current assets	(5,096)	(1,513)
Accounts payable, accrued expenses and accrued interest	9,444	1,678
Accrued restructuring costs	(780)	(1,235)
Unearned milestone revenues	128,526	—
Deferred revenue	—	(17,173)
Other long-term liabilities	506	—

Net cash provided by (used in) operating activities	129,719	(59,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(20,809)	(12,696)
Proceeds from the sale of equipment	105	66
Purchases of available-for-sale investments	(613,813)	(19,101)
Sales of available-for-sale investments	478,933	110,513
Decrease (increase) in other assets	95	(130)

Net cash (used in) provided by investing activities	(155,489)	78,652

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,077	2,756
Borrowings under long term debt	—	3,676
Payment of debt	(835)	(61)

Net cash provided by financing activities	2,242	6,371

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,528)	25,817
CASH AND CASH EQUIVALENTS — Beginning of period	47,485	9,899

CASH AND CASH EQUIVALENTS — End of period	$23,957	$35,716

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$10,371	$1,600
SUPPLEMENTARY DISCLOSURE OF NON-CASH ITEMS:
Conversion of Redeemable Convertible Preferred Stock into common stock	$15,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Alkermes, Inc. (the “Company”) for the three and nine months ended December 31, 2005 and 2004 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended March 31, 2005. In the opinion of management, the condensed consolidated financial statements include all adjustments that are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Principles of Consolidation — The condensed consolidated financial statements include the accounts of Alkermes, Inc. and its wholly-owned subsidiaries: Alkermes Controlled Therapeutics, Inc. (“ACT I”); Alkermes Controlled Therapeutics Inc. II (“ACT II”); Alkermes Investments, Inc.; Alkermes Acquisition Corp.; Alkermes Europe, Ltd.; Advanced Inhalation Research, Inc. (“AIR”); and RC Royalty Sub LLC (“Royalty Sub”). Intercompany accounts and transactions have been eliminated. The assets of Royalty Sub are not available to satisfy obligations of Alkermes and its subsidiaries other than Royalty Sub.’s Non-recourse RISPERDAL CONSTA Secured 7% Notes.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based generally on their grant date fair values. SFAS 123R is effective for the Company beginning April 1, 2006. SFAS 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

The Company expects that the adoption of SFAS 123R will have a material adverse impact on its reported results of operations and financial position; however, the adoption of SFAS 123R will have no impact on the Company’s reported operating cash flows. The impact of adoption of SFAS 123R will depend on estimates of stock price volatility, option terms, interest rates and other factors.

In June 2005, the FASB released Derivatives Implementation Group Issue B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor” (“DIG Issue B39”). DIG Issue B39 modifies current accounting guidance for determining whether an embedded call option, held by the issuer of a debt contract that could potentially accelerate the settlement of that instrument, would

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require separate accounting under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Essentially, DIG Issue B39 concluded that options exercisable only by the issuer of such a contract will no longer require separate accounting recognition, as long as they satisfy all other criteria in SFAS 133. The Company will adopt the provisions of DIG Issue B39 effective January 1, 2006, at which time the carrying value of the embedded derivative contained in the Company’s convertible subordinated notes (described in more detail in the Company’s Annual Report on Form 10-K) will be combined with the carrying value of the host contract and will no longer require separate recognition or accounting. Implementation of DIG Issue B39 will have no impact on the Company’s operating cash flows, and the Company will no longer be required to record changes in the estimated fair value of the embedded derivatives in income.

2.	LICENSE AND COLLABORATION AGREEMENT AND SUPPLY AGREEMENT WITH CEPHALON

On June 23, 2005, the Company entered into a License and Collaboration Agreement with Cephalon, Inc., (“Cephalon”) to jointly develop, manufacture and commercialize sustained-release forms of naltrexone, including VIVITROLtm, formerly known as VIVITREX® (the “Products”), in the United States (“U.S.”). The Company also concurrently entered into a Supply Agreement with Cephalon for the supply of VIVITROL to Cephalon. VIVITROL is a long-acting, injectable form of naltrexone that is under development by the Company as a once-monthly regimen for the treatment of alcohol dependence utilizing the Company’s proprietary Medisorb® drug delivery technology. Naltrexone is a non-addictive agent that binds to opioid receptors in the brain. On December 27, 2005, the U.S. Food and Drug Administration (“FDA”) issued an approvable letter for VIVITROL.

The Company and Cephalon have formed a joint development team and share responsibility for additional development of the Products. Alkermes has primary responsibility for conducting such development and is responsible for obtaining marketing approval for VIVITROL in the U.S. for the treatment of alcohol dependence (the “Initial Indication”). The Company and Cephalon have formed a joint commercialization team and share responsibility for developing the commercial strategy for the Products, including VIVITROL. Cephalon has primary responsibility for the commercialization, including distribution and marketing, of the Products in the U.S., and the Company supports this effort with a team of market development managers. The Company has the option to field its own sales force at the time of the first sales force expansion, should one occur. The Company and Cephalon have also formed a joint supply team. The Company has primary responsibility for the manufacture of the Products.

In June 2005, Cephalon made an initial one-time nonrefundable payment of $160 million to the Company upon signing the Agreements. Upon the occurrence of certain milestones, Cephalon will make nonrefundable milestone payments to the Company as follows: (i) $110 million if the FDA approves the NDA for VIVITROL; and (ii) up to an additional $220 million of nonrefundable milestone payments if calendar year net sales of the Products exceed certain agreed upon sales levels. Cephalon will record net sales from the Products in the U.S. Under the terms of the License and Collaboration Agreement, Alkermes is responsible for the first $120 million of product losses (“Product Losses”) during the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a Product. The Product Losses specifically exclude development costs incurred by the Company to obtain FDA approval of VIVITROL, for which the Company

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is solely responsible. If cumulative Product Losses exceed $120 million during this period, Cephalon is responsible for paying all Product Losses in excess of $120 million. If the product is profitable during this period, all pretax profits will be shared equally between the Company and Cephalon. After the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a Product, all pretax profits and losses will be shared equally between the Company and Cephalon. When the Product is profitable, Cephalon will reimburse the Company for the Company’s Product-related expenses in the current period, together with the Company’s share of the Product profits generated in the current period.

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

Revenue Recognition Related to the License and Collaboration Agreement and Supply Agreement (together, the “Agreements”) with Cephalon

The Company’s revenue recognition policy related to the Agreements complies with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” for multiple element revenue arrangements entered into or materially amended after June 30, 2003. For purposes of revenue recognition, the deliverables under these Agreements are generally separated into three units of accounting: (i) shared profits and losses on the sustained-release forms of naltrexone, including VIVITROL; (ii) manufacturing of the Products; and (iii) development and licenses for the Products.

Under the terms of the License and Collaboration Agreement, the Company is responsible for the first $120 million of Product Losses during the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a Product. If cumulative Product Losses exceed $120 million during this period, Cephalon will be responsible for paying all Product Losses in excess of $120 million during the remainder of the period. If the Product is profitable during this period, all pretax profits will be shared equally between the Company and Cephalon. After the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a Product, all pretax profits and losses will be shared equally between the two parties. The Company and Cephalon reconcile the costs incurred by each party to develop, commercialize and manufacture the Products, excluding certain development and registration costs for VIVITROL for the initial indication of alcohol abuse/dependence (the “Initial Indication”) to be paid solely by the Company, against revenues from the Products, to determine Product profits or losses. The Company’s share of Product profits and losses is recognized in the period earned or incurred by the collaboration and is recorded under the caption “Net collaborative profit” in the Company’s condensed consolidated statements of operations. Cumulative Product Losses since inception of the Agreements through December 31, 2005, were $19.2 million.

The initial one-time nonrefundable payment of $160 million the Company received from Cephalon, and the $110 million nonrefundable milestone payment due to the Company from Cephalon in the event the Company receives FDA approval for VIVITROL, have been deemed to be arrangement consideration in accordance with Emerging Issues Task Force Issue 00-21. This arrangement consideration will be recognized as milestone revenue across the three accounting units referred to above. The allocation of the arrangement consideration to each of the accounting units was based initially on the fair value of each unit as determined at the date of the Agreements; however, the fair values will be reviewed on a periodic basis and adjusted as appropriate. The above nonrefundable payments are and will be recorded in the condensed consolidated balance sheets under the captions “Unearned milestone revenue — current portion” and “Unearned milestone revenue — long-term

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion” prior to being earned. The classification between short-term and long-term is based on the Company’s best estimate as to whether the milestone revenue will be recognized during or after the next 12 month period.

Manufacturing Revenues Related to the Cephalon Agreements

Under the terms of the Supply Agreement, the Company is responsible for the manufacture of clinical and commercial supplies to the collaboration of sustained-release forms of naltrexone, including VIVITROL, for sale in the U.S. Under the terms of the Agreements, the Company will bill Cephalon at cost for finished commercial product shipped to them. The Company will record this manufacturing revenue under the caption “Manufacturing revenues” in the condensed consolidated statements of operations. An amount equal to this manufacturing revenue will be recorded as cost of goods manufactured in the Company’s condensed consolidated statements of operations. No manufacturing revenue or cost of goods manufactured related to VIVITROL was recorded in the condensed consolidated statements of operations in the three or nine months ended December 31, 2005.

The amount of the arrangement consideration allocated to the accounting unit “manufacturing of the Products” is based on the estimated fair value of manufacturing profit to be earned over the expected life of the Product, not to exceed the total arrangement consideration the Company receives from Cephalon, less the amount first allocated to the accounting unit “shared profits and losses on the Products”. The Company will recognize the earned portion of the arrangement consideration allocated to this accounting unit in proportion to the units of finished product shipped during the reporting period, to the total expected units of finished product to be shipped over the expected life of the Products. The estimate of expected units shipped will be adjusted periodically, as necessary, whenever events or changes to Product circumstances indicate that supply assumptions have changed significantly. Adjustments to the accrual schedule for this milestone revenue that result from changed supply assumptions are recognized prospectively over the remaining expected life of the Products. This milestone revenue will be recorded under the caption “Manufacturing revenues” in the condensed consolidated statements of operations. No milestone revenue was recorded for this accounting unit in the condensed consolidated statements of operations during the three or nine months ended December 31, 2005.

Net Collaborative Profit Related to the Cephalon Agreements

The amount of the arrangement consideration allocated to the accounting unit “shared profits and losses on the Products” represents the Company’s best estimate of the Product Losses that the Company is responsible for during the period through December 31, 2007, or 18 months after the first marketing approval of a Product, whichever is the later, plus an estimate of those development costs to be incurred by the Company in the period preceding FDA approval of VIVITROL, for which the Company is solely responsible. The Company estimates this loss to be approximately $120 million. The Company is recognizing the earned portion of the arrangement consideration allocated to this accounting unit during the period that the Company is responsible for Product Losses. This milestone revenue directly offsets the Company’s expenses incurred on the Product and Cephalon’s net losses on the Product. This milestone revenue is recorded under the caption “Net collaborative profit” in the condensed consolidated statements of operations. During the three and nine months ended December 31, 2005, the Company recorded $17.9 million and $31.5 million, respectively, for this accounting unit in the condensed consolidated statements of operations.

Under the terms of the License and Collaboration Agreement, the Company granted Cephalon a co-exclusive license to the Company’s patents and know-how necessary to use, sell, offer for sale and import the Products for all current and future indications in the U.S. On a combined basis, the development and license deliverables under the License and Collaboration Agreement have value to the Company on a stand-alone basis. That is, under the terms of the License and Collaboration Agreement, the additional development activities the Company performs for the Initial Indication of VIVITROL will result in a marketable pharmaceutical product that has value in the market place. Accordingly, the amount of the arrangement consideration allocated to the accounting unit “development and licenses for the Products” is based on the

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

residual method of allocation as outlined in Emerging Issues Task Force Issue 00-21 because fair value evidence exists separately for the other two units of accounting under the agreements but not on a combined basis with this accounting unit. Consequently, arrangement consideration allocated to this accounting unit will equal the total amounts received from Cephalon less the amounts allocated to the other two accounting units. The Company will recognize the earned portion of this arrangement consideration on a straight-line basis over the expected life of the Product. This milestone revenue will be recorded under the caption “Net collaborative profit” in the condensed consolidated statements of operations. No milestone revenue was recorded for this accounting unit in the condensed consolidated statements of operations during the three or nine months ended December 31, 2005.

Under the terms of the License and Collaboration Agreement, the Company reimburses Cephalon for the net losses they incur on the Product, provided these net losses, together with the Company’s Product-related expenses, do not exceed $120 million during the period ending the later of December 31, 2007 or 18 months after the first marketing approval of a Product. This reimbursement is recorded under the caption “Net collaborative profit” in the condensed consolidated statements of operations. Once the Product becomes profitable, Cephalon will reimburse the Company for its Product-related expenses together with the Company’s share of the Product profits, and this reimbursement will be recorded under the caption “Net collaborative profit” in the condensed consolidated statements of operations. During the three and nine months ended December 31, 2005, the Company paid Cephalon $5.4 million and $6.6 million, respectively, as reimbursement for their Product Losses and recorded these payments under the caption “Net collaborative profit” in the condensed consolidated statements of operations.

If there are significant changes in the estimates of the fair value of an accounting unit, the Company will reallocate the arrangement consideration to the accounting units based on the revised fair values. This revision will be recognized prospectively in the condensed consolidated statements of operations over the remaining terms of the affected accounting units.

Under the terms of the License and Collaboration Agreement, Cephalon will pay the Company up to $220 million in nonrefundable milestone payments if calendar year net sales of the Products exceed certain agreed upon sales levels. The Company will recognize these milestone payments in the period earned, under the caption “Net collaborative profit” in the condensed consolidated statement of operations.

3.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended December 31, 2005 and 2004 is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
(In thousands)

Net income (loss)	$1,407	$(8,999)	$(578)	$(59,412)
Unrealized (loss) gain on marketable securities	(52)	(85)	82	(668)

Comprehensive income (loss)	$1,355	$(9,084)	$(496)	$(60,080)

4.	EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is calculated based upon net income (loss) available to holders of common shares divided by the weighted average number of shares outstanding. For the calculation of diluted earnings per common share, the Company uses the weighted average number of shares outstanding, as adjusted for the effect of potential outstanding shares, including stock options, stock awards, convertible preferred stock and convertible debt. For periods during which the Company reports a net loss from operations, basic and

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted net loss per common share are equal since the impact of potential common shares would have an anti-dilutive effect. The average share price of Company common stock during the three months ended December 31, 2005 used for the calculation of stock option equivalent shares was $17.53.

Basic and diluted earnings (loss) per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
(In thousands)

Numerator:
Net income (loss)	$1,407	$(8,999)	$(578)	$(59,412)

Denominator:
Weighted average number of common shares outstanding	91,505	90,176	90,826	90,011
Effect of dilutive securities:
Stock options	4,180	—	—	—
Stock awards	86	—	—	—
Redeemable convertible preferred stock	949	—	—	—

Dilutive common share equivalents	5,215	—	—	—

Shares used in calculating diluted earnings (loss) per common share	96,720	90,176	90,826	90,011

The following amounts were not included in the calculation of net income (loss) per common share because their effects were anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
(In thousands)

Numerator:
Adjustment for interest	$787	$787	$2,361	$2,361
Adjustment for derivative loss (income)	315	347	1,084	(2,343)

Total	$1,102	$1,134	$3,445	$18

Denominator:
Stock options	—	18,123	19,196	18,123
Stock awards	—	100	83	100
Redeemable convertible preferred stock	—	2,548	2,835	2,020
2.5% convertible subordinated notes	9,025	9,025	9,025	9,025
3.75% convertible subordinated notes	10	10	10	10

Total	9,035	29,806	31,149	29,278

5.	STOCK-BASED COMPENSATION

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

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the fair-value method, compensation associated with stock options and awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option-pricing model. The measurement date for employee awards is generally the grant date, and the measurement date for non-employee awards is generally the date performance of certain services is complete.

For the three and nine months ended December 31, 2005, stock-based employee compensation expense of $0.1 million and $0.2 million, respectively, was primarily related to amortization of stock awards and is included in research and development expense or selling, general and administrative expense, as appropriate.

In accordance with SFAS 148, “Accounting for Stock Based Compensation — Transition and Disclosure”, pro-forma information regarding net earnings (loss) and basic and diluted net earnings (loss) per common share for the three and nine months ended December 31, 2005 and 2004, has been presented as if the Company had accounted for its employee stock options under the fair-value method. For purposes of pro-forma disclosure, the estimated fair value of stock options is amortized to pro-forma expense over the vesting periods of the stock options.

Pro-forma information for the three and nine months ended December 31, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
(In thousands, except per share amounts)

Net income (loss) — as reported	$1,407	$(8,999)	$(578)	$(59,412)
Add — stock-based compensation expense as reported in the consolidated statements of operations	47	74	162	235
Deduct — total stock-based compensation expense determined under the fair-value method for all options and awards	(5,540)	(5,023)	(16,651)	(14,226)

Net loss — pro-forma	$(4,086)	$(13,948)	$(17,067)	$(73,403)

Reported earnings (loss) per common share:
Basic	$0.02	$(0.10)	$(0.01)	$(0.66)
Diluted	$0.01	$(0.10)	$(0.01)	$(0.66)
Pro forma loss per common share:
Basic	$(0.04)	$(0.15)	$(0.19)	$(0.82)
Diluted	$(0.04)	$(0.15)	$(0.19)	$(0.82)

The fair value of stock options was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends, and with the following weighted average assumptions:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Expected life (years)	5	4	5	4
Risk-free interest rate	4.35%	3.63%	4.08%	3.60%
Expected stock price volatility	49%	71%	50%	71%
Weighted average fair value per share of options granted during the period	$8.70	$8.11	$8.18	$7.65

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INVENTORY

Inventory is stated at the lower of cost or market value. Cost is determined in a manner that approximates the first-in, first-out method. The components of inventory consist of the following:

	December 31,	March 31,
	2005	2005
(In thousands)

Raw materials	$4,267	$1,667
Work-in-process	1,596	992
Finished goods	2,689	1,107

Total	$8,552	$3,766

7.	RESTRUCTURING

In connection with the 2004 restructuring program, the Company recorded net restructuring charges of approximately $11.5 million in the year ended March 31, 2005. As of December 31, 2005, the Company has paid in cash or written off an aggregate of approximately $8.8 million in facility closure costs and $0.1 million in employee separation costs in connection with the restructuring. The amounts remaining in the restructuring accrual as of December 31, 2005, are expected to be paid out through fiscal 2009 and relate primarily to estimates of lease costs associated with the exited facility.

In connection with the 2002 restructuring program, the Company recorded restructuring charges of approximately $6.5 million in the year ended March 31, 2003. As of December 31, 2005, the Company has paid an aggregate of approximately $1.5 million in employee separation costs and approximately $5.0 million in facility closure costs in connection with the restructuring. There are no remaining liabilities associated with the 2002 restructuring program as of December 31, 2005.

The following table displays the restructuring charges and payments made during the nine months ended December 31, 2005:

	Balance			Balance
	March 31,	Charges/		December 31,
Type of Liability	2005	Adjustments	Payments	2005
				(Unaudited)
(In thousands)

2004 Restructuring
Employee separation costs	$9	$—	$—	$9
Facility closure costs	2,965	—	(424)	2,541

	2,974	—	(424)	2,550

2002 Restructuring
Employee separation costs	—	—	—	—
Facility closure costs	389	(34)	(355)	—

	389	(34)	(355)	—

Total	$3,363	$(34)	$(779)	$2,550

8.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

On October 4, 2005, the Company converted 1,500 shares of Alkermes 2002 Redeemable Convertible Preferred Stock, $.01 par value per share, (“Preferred Stock”) with a carrying value of $15 million into 823,677 shares of Alkermes Common Stock, pursuant to a Stock Purchase Agreement with Eli Lilly and

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company (“Lilly”) dated December 13, 2002, under which Lilly purchased 3,000 shares of the Preferred Stock for $30 million. This conversion secured an incremental increase in royalties payable to the Company over the base royalty payable to the Company under a development and license agreement with Lilly on revenues of the AIR® Insulin product being developed by the Company and Lilly.

9.	LITIGATION

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

Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we”, the “Company” or “our”), a Pennsylvania corporation organized in 1987, is a pharmaceutical company that develops products based on sophisticated drug delivery technologies to enhance therapeutic outcomes in major diseases. Our lead commercial product, RISPERDAL® CONSTA® [(risperidone) long-acting injection], is the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and is marketed worldwide by Janssen-Cilag, a subsidiary of Johnson & Johnson, together with other affiliates (“Janssen”). Our lead proprietary product candidate, VIVITROLtm [(naltrexone) long-acting injection], formerly known as VIVITREX®, is a once-a-month injection for the treatment of alcohol dependence. We have a pipeline of extended-release injectable products and pulmonary drug products based on our proprietary technology and expertise. Our product development strategy is twofold: we partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical companies and we also develop novel, proprietary drug candidates for our own account. Our headquarters are in Cambridge, Massachusetts, and we operate research and manufacturing facilities in Massachusetts and Ohio. Since our inception in 1987, we have devoted a significant portion of our resources to research and development programs and the purchase of property, plant and equipment. At December 31, 2005, we had an accumulated deficit of $627.6 million.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document, including but not limited to: statements concerning the achievement of certain business and operating milestones and future operating results and profitability; continued revenue growth from RISPERDAL CONSTA; the successful registration, launch and commercialization of VIVITROL; recognition of milestone payments from our partner Cephalon, Inc. (“Cephalon”) related to the approval and future manufacture and sale of VIVITROL; the successful continuation of development activities for our programs, including exenatide LAR, AIR® Insulin and AIR PTH; the successful manufacture of our products and product candidates, including VIVITROL, and the successful manufacture of exenatide LAR by Amylin; the building of a selling and marketing infrastructure for VIVITROL by ourselves or our partner; and the successful scale-up, establishment and expansion of manufacturing capacity, are neither promises nor guarantees; and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) manufacturing and royalty revenues for RISPERDAL CONSTA may not continue to grow, particularly because we rely on our partner, Janssen, to forecast and market this product; (ii) we may be unable to manufacture RISPERDAL CONSTA in sufficient quantities and with sufficient yields to meet Janssen’s requirements or to add additional production capacity for RISPERDAL CONSTA, or unexpected events could interrupt manufacturing operations at our RISPERDAL CONSTA facility, which is the sole source of supply for that product; (iii) the Food and Drug Administration (“FDA”) may not approve the New Drug Application (“NDA”) submission for VIVITROL and we may be unable to successfully register VIVITROL; (iv) we may be unable to scale-up VIVITROL commercially or economically, manufacture VIVITROL, if approved for marketing, in sufficient quantities and with sufficient yields to meet our own or our partner’s requirements or add additional production capacity for VIVITROL, or unexpected events could interrupt manufacturing operations at our VIVITROL facility, which is the sole source of supply for that product; (v) if approved for marketing, we and our partner Cephalon may be unable to develop the selling and marketing capabilities, and/or infrastructure necessary to jointly support the commercialization of VIVITROL; (vi) we and our partner Cephalon may be unable to launch VIVITROL successfully, and if launched, VIVITROL may not produce significant revenues; (vii) because we have limited selling, marketing and distribution experience, we depend significantly on our partner Cephalon to successfully commercialize VIVITROL; (viii) we may be unable to scale-up and manufacture our other product candidates, including exenatide LAR, AIR Insulin and AIR PTH, commercially or economically; (ix) we may not be able to source raw materials for our production processes from third parties; (x) we may not be able to successfully transfer manufacturing technology for exenatide LAR to Amylin and Amylin may not be able to successfully operate the manufacturing facility for exenatide LAR; (xi) our other product candidates, if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved, and, if launched, may not produce significant revenues; (xii) we rely on our partners to determine the regulatory and marketing strategies for RISPERDAL CONSTA and our other partnered, non-proprietary programs; (xiii) RISPERDAL CONSTA and our product candidates (including our proprietary product candidate, VIVITROL), in commercial use, may have unintended side effects, adverse reactions or incidents of misuse and the FDA or other health authorities could require post approval studies or require removal of our products from the market; (xiv) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (xv) clinical trials may take more time or consume more resources than initially envisioned; (xvi) results of earlier clinical trials are not necessarily predictive of the safety and efficacy results in larger clinical trials; (xvii) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (xviii) after the completion of clinical trials for our product candidates and the submission for marketing approval, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays or the failure of such product to receive marketing approval; (xix) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xx) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or noncompetitive; (xxi) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xxii) we may not be consistently profitable and could continue to incur losses for the foreseeable future; (xxiii) we may not recoup any of our $100 million investment in Reliant Pharmaceuticals, LLC (“Reliant”); and (xxiv) we may need to raise substantial additional funding to continue research and development programs and clinical trials and could incur difficulties or setbacks in raising such funds.

License and Collaboration Agreement and Supply Agreement with Cephalon

On June 23, 2005, we entered into a License and Collaboration Agreement with Cephalon, Inc., (“Cephalon”) to jointly develop, manufacture and commercialize sustained-release forms of naltrexone, including VIVITROL (the “Products”), in the United States (“U.S.”). We also concurrently entered into a Supply Agreement with Cephalon for the supply of VIVITROL to Cephalon. VIVITROL is a long-acting, injectable form of naltrexone that is under development by us as a once-monthly regimen for the treatment of alcohol dependence utilizing our proprietary Medisorb® drug delivery technology. Naltrexone is a non-addictive agent that binds to opioid receptors in the brain. On December 27, 2005, the U.S. Food and Drug Administration (“FDA”) issued an approvable letter for VIVITROL.

We and Cephalon have formed a joint development team and share responsibility for additional development of the Products. We have primary responsibility for conducting such development and are responsible for obtaining marketing approval for VIVITROL in the U.S. for the treatment of alcohol dependence (the “Initial Indication”). We and Cephalon have formed a joint commercialization team and share responsibility for developing the commercial strategy for the Products, including VIVITROL. Cephalon has primary responsibility for the commercialization, including distribution and marketing, of the Products in the U.S., and we support this effort with a team of market development managers. We have the option to field our own sales force at the time of the first sales force expansion, should one occur. We and Cephalon have also formed a joint supply team. We have primary responsibility for the manufacture of the Products.

In June 2005, Cephalon made an initial one-time nonrefundable payment of $160 million to us upon signing the Agreements. Upon the occurrence of certain milestones, Cephalon will make nonrefundable milestone payments to us as follows: (i) $110 million if the FDA approves the NDA for a Product; and (ii) up to an additional $220 million in nonrefundable milestone payments if calendar year net sales of the Products exceed certain agreed upon sales levels. Cephalon will record net sales from the Products in the U.S. Under the terms of the License and Collaboration Agreement, we are responsible for the first $120 million of product losses during the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a Product. The product losses (“Product Losses”) specifically exclude development cost incurred by the Company to obtain FDA approval of the Product, for which the Company is solely responsible. If cumulative Product Losses exceed $120 million during this period, Cephalon is responsible for paying all Product Losses in excess of $120 million during the remainder of this period. If the Product is profitable during this period, all pretax profits will be shared equally between us and Cephalon. After the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a Product, all pretax profits and losses will be shared equally between the two parties. When the Product is profitable, Cephalon will reimburse us for our product-related expenses in the current period, together with our share of the Product profits generated in the current period.

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

Product Developments

VIVITROL

On December 27, 2005, the FDA issued an approvable letter for VIVITROL. The FDA’s approvable letter for VIVITROL stated that VIVITROL was approvable contingent on two conditions: finalization of the product label, and satisfaction of a request by the FDA for pre-clinical pharmacokinetic data. On February 7, 2006, the Company came to an agreement with the FDA on the second condition, which enables the Company to submit a complete response without conducting additional pre-clinical pharmacokinetic studies. The Company expects to file the complete response with the FDA during February 2006. The Company anticipates that its response will be characterized as a class-one resubmission, under which the FDA has 60 days from the time of the resubmission to complete their review. The NDA for VIVITROL was submitted on March 31, 2005.

AIR Insulin

On September 12, 2005, we and Eli Lilly and Company (“Lilly”) presented detailed results from Phase II clinical study of inhaled insulin in people with type 1 diabetes, showing that patients using AIR Insulin achieved blood sugar levels similar to patients treated with injected insulin. Eighty percent of patients in this study expressed a preference for AIR Insulin at mealtime over injected insulin. In addition, results from a Phase I dose response and equivalence study were presented, which showed that the AIR Insulin and injected insulin lispro were generally well-tolerated and the overall effect on blood sugar was similar, illustrating that doses could be reliably correlated.

On July 19, 2005, we and Lilly announced the initiation of a Phase III clinical trial required for registration for AIR Insulin. The goal of this study is to more fully define the safety and efficacy of AIR Insulin in patients with diabetes. This study marks the start of a comprehensive Phase III clinical program, including pivotal efficacy studies and additional long-term safety studies in both type 1 and type 2 patients.

AIR parathyroid hormone (PTH)

On December 16, 2005, we and Lilly signed an agreement to develop and commercialize inhaled formulations of parathyroid hormone (PTH). The development program will utilize our AIR pulmonary drug delivery system. Lilly’s recombinant PTH, Forteo® (teriparatide (rDNA origin) injection), was approved in 2002 by the FDA for the treatment of osteoporosis in postmenopausal women who are at high risk for bone fracture and to increase bone mass in men with primary or hypogonadal osteoporosis who are at high risk for fracture. The agreement was signed after completing extensive feasibility work.

Under the terms of the agreement, we will receive funding for product and process development activities and upfront and milestone payments. Lilly will have exclusive worldwide rights to products resulting from the collaboration and will pay us royalties based on product sales.

Exenatide LAR

In January 2006, we, Amylin Pharmaceuticals, Inc. (Amylin) and Lilly announced plans to begin a long-term study to evaluate the safety and efficacy of the once weekly formulation of BYETTAtm (exenatide) injection (“exenatide LAR”) in the first half of 2006. This trial follows the successful completion of a Phase II, multi-dose study in patients with type 2 diabetes that was announced on August 22, 2005. The study was designed to assess the safety, tolerability, and pharmacokinetics of exenatide LAR given once a week. After 15 weeks, both doses of exenatide LAR were well tolerated and expected therapeutic blood levels of exenatide were achieved. Dose-dependent improvements in hemoglobin A1C and weight were observed.

On October 24, 2005, we and Amylin signed an amendment to our existing development and license agreement, as well as reached agreement regarding the construction of the manufacturing facility for exenatide LAR and certain technology transfer related thereto. In December 2005, Amylin purchased a facility for the manufacture of exenatide LAR for commercial sale, if approved, and construction is set to begin in early calendar 2006. Amylin is responsible for all costs and expenses associated with the design, construction, validation and utilization of the facility. The parties have agreed that we will transfer its technology for the manufacture of the once-weekly formulation of exenatide LAR. We will oversee the design, construction and validation of the manufacturing facility. The royalty to be paid from Amylin to us for commercial sales of exenatide LAR, if approved, is consistent with the original development and license agreement but now reflects the changes in responsibility for manufacturing a once weekly formulation. Exenatide LAR is an investigational drug for the treatment of type 2 diabetes under development by us, Amylin, and Lilly.

Product Summary

Following is a summary of our proprietary and collaborators’ commercial products and product candidates and their respective stages of clinical development:

Collaborative
Product Candidate	Indication	Stage(1)	Partner

RISPERDAL® CONSTA®	Schizophrenia	Marketed	Janssen
VIVITROLtm	Alcohol Dependence	Approvable letter issued by the FDA	Cephalon
AIR® Insulin	Diabetes	Phase III	Lilly
VIVITROLtm	Opioid Dependence	Phase II	Cephalon
Exenatide LAR	Diabetes	Phase II	Amylin
AIR® hGH	Growth Hormone Deficiency	Phase I	Lilly
AIR® Epinephrine	Anaphylaxis	Phase I	Not applicable
AIR® PTH	Osteoporosis	Preclinical	Lilly
Others	Various	Preclinical	Undisclosed

(1)	“Phase I” clinical trials indicates that the compound is being tested in humans for safety and preliminary indications of biological activity in a limited patient population. “Phase II” clinical trials indicates that the trial is being conducted in patients and is to provide information on dosing and preliminary evidence of efficacy. “Phase III” clinical trials indicates that the trial is being conducted in patients and is seeking statistical evidence of the safety and efficacy of the compound. “Preclinical” indicates that we or our partners are conducting formulation, efficacy, pharmacology and/or toxicology testing of a compound in animal models or biochemical assays.

Critical Accounting Policies

As fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended March 31, 2005, we consider our critical accounting policies to be as follows. We refer the reader to our Annual Report on Form 10-K for more information on these policies.

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

Revenue Recognition Policies

Revenue Recognition Related to the License and Collaboration Agreement and Supply Agreement (together, the “Agreements”) with Cephalon

Our revenue recognition policy related to the Agreements complies with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” for multiple element revenue arrangements entered into or materially amended after June 30, 2003. For purposes of revenue recognition, the deliverables under these Agreements are generally separated into three units of accounting: (i) shared profits and losses on the sustained-release forms of naltrexone, including VIVITROL; (ii) manufacturing of the Products; and (iii) development and licenses for the Products.

Under the terms of the License and Collaboration Agreement, we are responsible for the first $120 million of Product Losses during the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a Product. If cumulative Product Losses exceed $120 million during this period, Cephalon is responsible for paying all Product Losses in excess of $120 million during the remainder of the period. If the Product is profitable during this period, all pretax profits will be shared equally between us and Cephalon. After the period ending the later of December 31, 2007, or 18 months after the first FDA approval of a Product, all pretax profits and losses will be shared equally between the two parties. We and Cephalon reconcile the costs incurred by each company to develop, commercialize and manufacture the Products, excluding certain development and registration costs for VIVITROL for the initial indication of alcohol abuse/dependence (the “Initial Indication”) to be paid solely by us, against revenues from the Products, to determine Product profits or losses. Our share of Product profits and losses is recognized in the period earned or incurred by the collaboration and is recorded under the caption “Net collaborative profit” in our condensed consolidated statements of operations. Cumulative Product Losses since inception of the Agreements through December 31, 2005, were $19.2 million.

The initial one-time nonrefundable signing fee of $160 million we received from Cephalon, and the $110 million nonrefundable milestone payment due to us from Cephalon in the event we receive FDA approval for VIVITROL, have been deemed to be arrangement consideration in accordance with Emerging Issues Task Force Issue 00-21. This arrangement consideration will be recognized as milestone revenue across the three accounting units referred to above. The allocation of the arrangement consideration to each of the accounting units was based initially on the fair value of each unit as determined at the date of the Agreements; however, the fair values will be reviewed on a periodic basis and adjusted as appropriate. The above payments will be recorded in the condensed consolidated balance sheets under the captions “Unearned milestone revenue — current portion” and “Unearned milestone revenue — long-term portion” prior to being earned. The classification between short-term and long-term is based on our best estimate as to whether the milestone revenue will be recognized during or after the next 12 month period.

Manufacturing Revenues Related to the Cephalon Agreements

Under the terms of the Supply Agreement, we are responsible for the manufacture of clinical and commercial supplies to the collaboration of sustained-release forms of naltrexone, including VIVITROL, for sale in the U.S. Under the terms of the Agreements, we will bill Cephalon at cost as we ship finished product to them. We will record this manufacturing revenue under the caption “Manufacturing revenues” in our condensed consolidated statements of operations. An amount equal to this manufacturing revenue will be recorded as cost of goods manufactured in our condensed consolidated statements of operations. No manufacturing revenue or cost of goods manufactured related to VIVITROL was recorded in our condensed consolidated statements of operations in the three or nine months ended December 31, 2005.

The amount of the arrangement consideration allocated to the accounting unit “manufacturing of the Products” is based on the estimated fair value of manufacturing profit to be earned over the expected life of the Product, not to exceed the total arrangement consideration we receive from Cephalon less the amount first allocated to the accounting unit “shared profits and losses on the Products”. We will recognize the earned portion of the arrangement consideration allocated to this accounting unit in proportion to the units of finished product shipped during the reporting period, to the total expected units of finished product to be shipped over the expected life of the Products. Our estimate of expected units shipped will be adjusted periodically, as necessary, whenever events or changes to Product circumstances indicate that supply assumptions have changed significantly. Adjustments to the accrual schedule for this milestone revenue that result from changed supply assumptions are recognized prospectively over the remaining expected life of the Products. This milestone revenue will be recorded under the caption “Manufacturing revenues” in our condensed consolidated statements of operations. No milestone revenue was recorded for this accounting unit in our condensed consolidated statements of operations during the three or nine months ended December 31, 2005.

Net Collaborative Profit Related to the Cephalon Agreements

The amount of the arrangement consideration allocated to the accounting unit “shared profits and losses on the Products” represents our best estimate of the Product Losses we are responsible for during the period through December 31, 2007, or 18 months after the first marketing approval of a Product, whichever is the later, plus an estimate of those development costs to be incurred by us in the period preceding FDA approval of VIVITROL, for which we are solely responsible. We estimate this to be approximately $120 million. We are recognizing the earned portion of the arrangement consideration allocated to this accounting unit during the period that we are responsible for Product Losses. This milestone revenue directly offsets our expenses incurred on the Product and Cephalon’s net losses on the Product. This milestone revenue is recorded under the caption “Net collaborative profit” in our condensed consolidated statement of operations. During the three and nine months ended December 31, 2005, we recorded $17.9 million and $31.5 million, respectively, for this accounting unit in our condensed consolidated statements of operations.

Under the terms of the License and Collaboration Agreement, we granted Cephalon a co-exclusive license to our patents and know-how necessary to use, sell, offer for sale and import the Products for all current and future indications in the U.S. On a combined basis, the development and license deliverables under the License and Collaboration Agreement have value to us on a stand-alone basis. That is, under the terms of the License and Collaboration Agreement, the additional development activities we perform for the Initial Indication of VIVITROL will result in a marketable pharmaceutical product that has value in the market place. Accordingly, the amount of the arrangement consideration allocated to the accounting unit “development and licenses for the Products” is based on the residual method of allocation as outlined in Emerging Issues Task Force Issue 00-21 because fair value evidence exists separately for the other two units of accounting under the agreements but not on a combined basis with this accounting unit. Consequently, arrangement consideration allocated to this accounting unit will equal the total amounts received from Cephalon less the amounts allocated to the other two accounting units. We will recognize the earned portion of this arrangement consideration on a straight-line basis over the expected life of the Product. This milestone revenue will be recorded under the caption “Net collaborative profit” in our condensed consolidated statements of operations. No milestone revenue was recorded for this accounting unit in our condensed consolidated statements of operations during the three or nine months ended December 31, 2005.

Under the terms of the License and Collaboration Agreement, we reimburse Cephalon for the net losses they incur on the Product, provided these net losses, together with our product-related expenses, do not exceed $120 million during the period ending the later of December 31, 2007, or 18 months after the first marketing approval of a Product. This reimbursement will be recorded under the caption “Net collaborative profit” in our condensed consolidated statements of operations. Once the Product becomes profitable, Cephalon will reimburse us for our Product-related expenses together with our share of the Product profits, and this reimbursement will be recorded under the caption “Net collaborative profit” in our condensed consolidated statements of operations. During the three and nine months ended December 31, 2005, we paid Cephalon $5.4 million and $6.6 million, respectively, as reimbursement for their Product Losses and recorded these payments under the caption “Net collaborative profit” in our condensed consolidated statements of operations.

If there are significant changes in our estimates of the fair value of an accounting unit we will reallocate the arrangement consideration to the accounting units based on the revised fair values. This revision will be recognized prospectively in our condensed consolidated statements of operations over the remaining terms of the affected accounting units.

Under the terms of the License and Collaboration Agreement, Cephalon will pay us up to $220 million in nonrefundable milestone payments if calendar year net sales of the Products exceed certain agreed upon sales levels. We will recognize these milestone payments in the period earned, under the caption “Net collaborative profit” in our condensed consolidated statements of operations.

Manufacturing Revenues

Manufacturing revenues consist of revenue earned under certain manufacturing and supply agreements for RISPERDAL CONSTA, and we expect in the future it will also include revenues earned under the Agreements discussed above for VIVITROL if approved by the FDA for commercial sale and subsequently launched. Manufacturing revenues are earned when product is shipped to our collaborative partners. Manufacturing revenues recognized by us for RISPERDAL CONSTA are based on information supplied to us by our collaborative partner and may require estimates to be made.

Royalty Revenues

Royalty revenues consist of revenue earned under certain license agreements for RISPERDAL CONSTA. Royalty revenues are earned on sales of RISPERDAL CONSTA made by our collaborative partner and are recorded in the period the product is sold by our collaborative partner. Royalty revenues recognized by us for RISPERDAL CONSTA are based on information supplied to us by our collaborative partner and may require estimates to be made.

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

Results of Operations

Net income in accordance with generally accepted accounting principles in the United States of America (known as “GAAP”) for the three months ended December 31, 2005, was $1.4 million or $0.02 per basic share and $0.01 per diluted share as compared to a net loss of $9.0 million or $0.10 per basic and diluted share for the three months ended December 31, 2004.

Net loss for the nine months ended December 31, 2005, was $0.6 million or $0.01 per basic and diluted share as compared to a net loss of $59.4 million or $0.66 per basic and diluted share for the nine months ended December 31, 2004.

Total revenues were $41.4 million and $112.9 million for the three and nine months ended December 31, 2005, respectively, as compared to $23.6 million and $53.1 million for the three and nine months ended December 31, 2004, respectively.

Total manufacturing and royalty revenues were $18.9 million and $54.1 million for the three and nine months ended December 31, 2005, respectively, as compared to $16.6 million and $34.5 million for the three and nine months ended December 31, 2004, respectively.

Total manufacturing revenues, all related to the manufacture of RISPERDAL CONSTA, were $14.7 million and $42.2 million for the three and nine months ended December 31, 2005, respectively. This is compared to $13.9 million and $27.8 million for the three and nine months ended December 31, 2004. The increase in manufacturing revenues for the three and nine months ended December 31, 2005, as compared to the three and nine months ended December 31, 2004, was due to increased shipments of RISPERDAL CONSTA to Janssen due to increases in our production capacity. RISPERDAL CONSTA is marketed in more than 50 countries. Under our manufacturing and supply agreement with Janssen, we earn manufacturing revenues upon shipment of product by us to Janssen based on a percentage of Janssen’s net selling price. These percentages are based on the anticipated volume of units shipped to Janssen in any given calendar year, with a minimum manufacturing fee of 7.5%. We anticipate that we will earn manufacturing revenues at 7.5% of Janssen’s net sales price for RISPERDAL CONSTA in the fiscal year ended March 31, 2006, and beyond, as compared to an average of 8.1% in the fiscal year ended March 31, 2005. We have not recognized any manufacturing revenue related to VIVITROL to date through December 31, 2005.

Total royalty revenues were $4.2 million and $11.9 million for the three and nine months ended December 31, 2005, all related to RISPERDAL CONSTA. This compares to $2.7 million and $6.7 million for the three and nine months ended December 31, 2004, respectively, of which $2.1 million and $3.8 million, respectively, related to RISPERDAL CONSTA. The increase in royalty revenues for the three and nine months ended December 31, 2005, as compared to the same period in 2004 was due to an increase in global sales of RISPERDAL CONSTA by Janssen. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of RISPERDAL CONSTA in the quarter when the product is sold by Janssen, based upon royalty reports furnished by Janssen.

Research and development revenue under collaborative arrangements was $10.0 million and $33.9 million for the three and nine months ended December 31, 2005, respectively, as compared to $7.0 million and $18.6 million for the three and nine months ended December 31, 2004, respectively. The increase in research and development revenue for the three and nine months ended December 31, 2005, as compared to the same period in 2004 was primarily due to an increase in revenues earned related to work performed on the AIR Insulin program, including a $9.0 million milestone payment in September in conjunction with the initiation of the Phase III clinical program, in addition to an increase in work performed on the exenatide LAR program.

Net collaborative profit was $12.5 million and $24.9 million for the three and nine months ended December 31, 2005, respectively. This represents a new source of revenue for us in fiscal 2006, subsequent to the signing of our License and Collaboration Agreement with Cephalon on June 23, 2005. The three components of net collaborative profit are: the recognition of milestone revenue to offset losses incurred by both us and Cephalon on the Product; the recognition of milestone revenue related to the license of the Product; and the flow of funds between the two companies with respect to our share of the Product profits or losses. For the three and nine months ended December 31, 2005, we recognized $17.9 million and $31.5 million, respectively, of milestone revenue to offset losses incurred on VIVITROL by both us and Cephalon. For the three and nine months ended December 31, 2005, this includes: $6.1 million and $12.6 million of expenses, respectively, that we incurred on behalf of the collaboration; $6.4 million and $12.3 million, respectively, that we incurred with respect to our ongoing efforts to obtain approval for VIVITROL and to complete validation of the manufacturing line, for which we are wholly responsible; and $5.4 million and $6.6 million, respectively, of expenses incurred by Cephalon on behalf of the collaboration. We did not recognize any milestone revenue related to license during this period as VIVITROL has not yet been approved by the FDA. For the three and nine months ended December 31, 2005, we made payments of $5.4 million and $6.6 million, respectively, to Cephalon to cover the losses they incurred on the Product. Consequently, net collaborative profit of $12.5 million for the three months ended December 31, 2005, represents $17.9 million of milestone revenue recognized to offset losses on the Product, partially offset by the $5.4 million of payments we made to Cephalon to cover their losses. Net collaborative profit of $24.9 million for the nine months ended December 31, 2005, represents $31.5 million of milestone revenue recognized to offset losses on the Product, partially offset by the $6.6 million of payments we made to Cephalon to cover their losses.

During the period ending the later of December 31, 2007, or 18 months post approval, we are responsible for the first $120 million of cumulative, combined Product Losses and, consequently, we reimburse Cephalon each month for any losses they incur on the Product. If the cumulative, combined Product Losses reach $120 million during the period ending the later of December 31, 2007, or 18 months post approval, Cephalon would be responsible for all Product Losses in their entirety and would reimburse us for our Product-related expenses. Through December 31, 2005, the cumulative losses incurred by us and Cephalon on the Product, against this $120 million, were $19.2 million, of which $12.6 million was incurred by us on behalf of the collaboration and $6.6 million was incurred by Cephalon on behalf of the collaboration.

Net collaborative profit for the three and nine months ended December 31, 2005 is as follows:

	Three Months	Nine Months
	Ended	Ended
Net Collaborative Profit Summary	December 31, 2005	December 31, 2005
(In thousands)

Milestone revenue — cost recovery:
Alkermes expenses to collaboration	$6,078	$12,634
Cephalon net losses to collaboration	5,362	6,556
Alkermes expenses related to VIVITROL for which Alkermes is responsible	6,446	12,284

Total milestone revenue — cost recovery	17,886	31,474
Milestone revenue — license	—	—
Payments made to Cephalon	(5,362)	(6,556)

Net collaborative profit	$12,524	$24,918

Cost of goods manufactured was $6.1 million and $15.0 million for the three and nine months ended December 31, 2005, all related to RISPERDAL CONSTA. Cost of goods manufactured was $4.9 million and $12.6 million for the three and nine months ended December 31, 2004, of which $4.9 million and $10.3 million, respectively, related to RISPERDAL CONSTA and $0 and $2.3 million, respectively, related to NUTROPIN DEPOT. The increase in cost of goods manufactured for the three and nine months ended December 31, 2005, as compared to the same period in 2004, reflects increased production volumes to satisfy the demand for RISPERDAL CONSTA. In June 2004, we and Genentech, Inc. (“Genentech”) announced our decision to discontinue commercialization of NUTROPIN DEPOT, which resulted in a $1.3 million one-time write-off of NUTROPIN DEPOT inventory in the nine months ended December 31, 2004.

Research and development expenses were $22.5 million and $63.5 million for the three and nine months ended December 31, 2005, as compared to $20.1 million and $66.8 million for the three and nine months ended December 31, 2004. Research and development expenses were higher in the three months ended December 31, 2005, as compared to the three months ended December 31, 2004, primarily due to an increase in personnel-related costs as we developed the manufacturing capacity for Vivitrol, as well as an increase in occupancy costs related to a one-time lease charge of $1.3 million, of which $1.0 million related to research and development. During the quarter ended December 31, 2005, we entered into a sublease agreement in which our total sublease income over the sublease period is less than our lease expense, resulting in a loss on the sublease. Research and development expenses were lower in the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004, primarily due to the completion of certain VIVITROL clinical trials in the last fiscal year, partially offset by an increase in personnel-related costs. In addition, during the three and nine months ended December 31, 2005, we capitalized in inventory certain raw materials to be used in commercial manufacturing of VIVITROL, which previously would have been recorded as research and development expense.

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

Selling, general and administrative expenses were $9.3 million and $27.4 million for the three and nine months ended December 31, 2005, as compared to $6.9 million and $21.3 million for the three and nine months ended December 31, 2004. Selling, general and administrative expenses for the three and nine months ended December 31, 2005, were higher than in the three and nine months ended December 31, 2004, primarily due to an increase in personnel-related costs, notably within the commercial organization as we prepare for the potential commercialization of VIVITROL, as well as an increase in occupancy costs related to a one-time lease charge of $1.3 million, of which $0.3 million related to selling, general and administration. During the quarter ended December 31, 2005, we entered into a sublease agreement in which our total sublease income over the sublease period is less than our lease expense, resulting in a loss on the sublease.

In connection with the 2004 restructuring program, we recorded net restructuring charges of approximately $11.8 million in the nine months ended December 31, 2004. As of December 31, 2005, we have paid in cash or written off an aggregate of approximately $8.8 million in facility closure costs and $0.1 million in employee separation costs in connection with the restructuring. The amounts remaining in the restructuring accrual as of December 31, 2005, are expected to be paid out through fiscal 2009 and relate primarily to estimates of lease costs associated with the exited facility.

In connection with the 2002 restructuring program, we recorded restructuring charges of approximately $6.5 million in the year ended March 31, 2003. As of December 31, 2005, we have paid an aggregate of approximately $1.5 million in employee separation costs and approximately $5.0 million in facility closure costs in connection with the restructuring. There are no remaining liabilities associated with the 2002 restructuring program as of December 31, 2005.

The following table displays the restructuring charges and payments made during the nine months ended December 31, 2005:

	Balance			Balance
	March 31,	Charges/		December 31,
Type of Liability	2005	Adjustments	Payments	2005
(In thousands)

2004 Restructuring
Employee separation costs	$9	$—	$—	$9
Facility closure costs	2,965	—	(424)	2,541

	2,974	—	(424)	2,550

2002 Restructuring
Employee separation costs	—	—	—	—
Facility closure costs	389	(34)	(355)	—

	389	(34)	(355)	—

Total	$3,363	$(34)	$(779)	$2,550

Interest income was $3.3 million and $7.9 million for the three and nine months ended December 31, 2005, as compared to $0.6 million and $1.9 million for the three and nine months ended December 31, 2004. The increase for the three and nine months ended December 31, 2005, was primarily the result of higher average cash and investment balances held and higher interest rates earned during the period, due in part to the $160 million initial one-time nonrefundable payment we received from Cephalon in June 2005.

Derivative (loss) income related to convertible subordinated notes for the three and nine months ended December 31, 2005, was a loss of $0.3 million and $1.1 million, as compared to a loss of $0.3 million and an income of $2.3 million for the three and nine months ended December 31, 2004. Derivative (loss) income represents quarterly adjustments to the fair value of the three-year interest make-whole provision included in the 2.5% Convertible Subordinated Notes due 2023 (the “2.5% Subordinated Notes”). The recorded value of the derivative liability related to the 2.5% Subordinated Notes approximates $1.3 million and $2.3 million as of December 31, 2005 and 2004, respectively, and can fluctuate significantly based on fluctuations in the market value of our common stock.

Interest expense was $5.2 million and $15.5 million for the three and nine months ended December 31, 2005, respectively, as compared to $1.2 million and $3.5 million for the three and nine months ended December 31, 2004. The increase for the three and nine months ended December 31, 2005, as compared to the three and nine months ended December 31, 2004, was primarily the result of interest expense on our Non-recourse RISPERDAL CONSTA Secured 7% Notes (the “7% Notes”) which were issued in February 2005. We incur approximately $4.0 million of interest expense each quarter on the 7% Notes through the period until principal repayment starts on April 1, 2009.

Other income (expense), net was an income of $0.1 million and $1.0 million in the three and nine months ended December 31, 2005, as compared to an income of $0.1 million and a loss of $0.7 million for the three and nine months ended December 31, 2004. Other income (expense), net represents income or expense recognized on the net changes in the fair value of warrants of public companies held by us in connection with collaboration and licensing arrangements, which are recorded as derivatives under the caption “Other assets” in the condensed consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

Financial Condition

Cash and cash equivalents were $24.0 million and $47.5 million as of December 31, 2005, and March 31, 2005, respectively. Short-term investments were $289.8 million and $155.1 million as of December 31, 2005 and March 31, 2005, respectively. During the nine months ended December 31, 2005, combined cash and cash equivalents and short-term investments increased by $111.2 million to $313.8 million, primarily due to the receipt of a $160 million nonrefundable payment from Cephalon on June 24, 2005, in connection with the signing of our collaboration agreements and a $9.0 million nonrefundable milestone received from Lilly, partially offset by net cash used to fund our operations, to acquire fixed assets, and to service our debt.

We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. We held approximately $5.1 million and $4.9 million of U.S. government obligations classified as restricted long-term investments as of December 31, 2005, and March 31, 2005, respectively, which are pledged as collateral under certain letters of credit and lease agreements.

All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Fair value is determined based on quoted market prices.

Receivables were $33.4 million and $18.8 million as of December 31, 2005, and March 31, 2005, respectively. The increase of $14.6 million during the nine month period was primarily due to increased manufacturing and royalty revenues from Janssen for both RISPERDAL CONSTA shipments and capital expenditure reimbursements due to us under our manufacturing and supply agreements, in addition to the timing of payments received from Lilly with respect to our collaborative programs. All of these afore-mentioned receivables are current.

Inventory was $8.6 million and $3.8 million as of December 31, 2005, and March 31, 2005, respectively. The increase of $4.8 million during the nine month period was due in part to the capitalization of $2.4 million of VIVITROL raw materials to inventory for the first time as we move towards commercial manufacturing. Previously, we expensed these raw materials to research and development expense as they were used to manufacture clinical supplies. In addition, our finished goods related to RISPERDAL CONSTA increased due to the timing of shipments to Janssen.

Liquidity and Capital Resources

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

We believe that our current cash and cash equivalents and short-term investments, anticipated interest income, anticipated manufacturing revenues and royalty revenues, anticipated research and development revenue under collaborative arrangements, and anticipated net collaborative profit from our collaboration with Cephalon, will be sufficient to meet our anticipated capital requirements through at least December 31, 2007.

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

Capital expenditures were $20.8 million for the nine months ended December 31, 2005, net of $4.8 million in reimbursements from Janssen under our RISPERDAL CONSTA manufacturing and supply agreements for costs related to the construction of a third bulk manufacturing line. Our capital expenditures were primarily related to the purchase of equipment and to improvements to, and the expansion of, our manufacturing facility in Ohio. We expect our capital expenditures to total approximately $35.0 million during fiscal year 2006, net of anticipated reimbursements from Janssen, primarily to expand our manufacturing infrastructure for RISPERDAL CONSTA and VIVITROL, in addition to continued improvements to our manufacturing and development facilities in Massachusetts and Ohio. Our capital expenditures for equipment, facilities and building improvements have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of the existing financing arrangements, General Electric Capital Corporation (“GECC”) and Johnson & Johnson Finance Corporation have security interests in certain of our assets.

Pursuant to a Stock Purchase Agreement with Lilly dated December 13, 2002, under which Lilly purchased 3,000 shares of Alkermes 2002 Redeemable Convertible Preferred Stock, $.01 par value per share (the “Preferred Stock”), for $30.0 million, on October 4, 2005, we converted 1,500 shares of the Preferred Stock, with a carrying value of $15.0 million, into 823,677 shares of Alkermes Common Stock. This conversion secured an incremental increase in royalties payable to us over the base royalty payable to us under a development and license agreement with Lilly on revenues of the AIR Insulin product being developed by us and Lilly.

Contractual Obligations

The contractual cash obligations disclosure included in our Annual Report on Form 10-K for the year ended March 31, 2005, has not changed materially since the date of that report.

Off-Balance Sheet Arrangements

As of December 31, 2005, we are not a party to any off-balance sheet financing arrangements.

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

As of December 31, 2005, the fair value of our 7% Notes, our 2.5% Subordinated Notes, and our 3.75% Subordinated Notes approximate the carrying values. The interest rates on these notes, and our capital lease obligations, are fixed and therefore not subject to interest rate risk. A 10% increase or decrease in market interest rates would not have a material impact on our financial statements.

As of December 31, 2005, we have a term loan that bears a floating interest rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 5.45%. A 10% increase or decrease in market interest rates would not have a material impact on our financial statements.

Foreign Currency Exchange Rate Risk

The royalty revenues we receive on RISPERDAL CONSTA are a percentage of the net sales made by our collaborative partner. The majority of these sales are made in foreign countries and are denominated in foreign currencies. The royalty payment on these foreign sales is calculated initially in the foreign currency in which the sale is made and is then converted into U.S. dollars to determine the amount that our collaborative partner pays us for royalty revenues. Fluctuations in the exchange ratio of the U.S. dollar and these foreign currencies will have the effect of increasing or decreasing our royalty revenues even if there is a constant amount of sales in foreign currencies. For example, if the U.S. dollar strengthens against a foreign currency, then our royalty revenues will decrease given a constant amount of sales in such foreign currency.

The impact on our manufacturing and royalty revenues from foreign currency exchange rate risk is based on a number of factors, including the amount of sales in any foreign currency, the exchange ratio (and the change in the exchange ratio from the prior period) between a foreign currency and the U.S. dollar, and the amount of sales by our collaborative partner that are denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk.

Item 4.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange

Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Change in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 27, 2005, the United States District Court for the District of Massachusetts entered an order dismissing, in its entirety and with prejudice, a purported securities class action lawsuit against Alkermes and certain of its current and former officers and directors. Beginning in October 2003, the Company and certain of its current and former officers and directors were named as defendants in six purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The cases were captioned: Bennett v. Alkermes, Inc., et. al., 1:03-CV-12091 (D. Mass.); Ragosta v. Alkermes, Inc., et. al., 1:03-CV-12184 (D. Mass.); Barry Family LP v. Alkermes, Inc., et. al., 1:03-CV-12243 (D. Mass.); Waltzer v. Alkermes, Inc., et. al., 1:03-CV-12277 (D. Mass.); Folkerts v. Alkermes, Inc., et. al., 1:03-CV-12386 (D. Mass.); and Slavas v. Alkermes, Inc., et. al., 1:03-CV-12471 (D. Mass.). On May 14, 2004, the six actions were consolidated into a single action captioned: In re Alkermes Securities Litigation, Civil Action No. 03-CV-12091-RCL (D. Mass.). On July 12, 2004, a single consolidated amended complaint was filed on behalf of purchasers of the Company’s common stock during the period April 22, 1999 to July 1, 2002. The consolidated amended complaint generally alleged, among other things, that, during such period, the defendants made misstatements to the investing public relating to the manufacture and FDA approval of the Company’s RISPERDAL CONSTA product. The consolidated amended complaint sought unspecified damages. On September 10, 2004, the Company and the individual defendants filed a motion seeking dismissal of the litigation on numerous legal grounds, and the Court referred that motion to a federal magistrate judge of the United States District Court for the District of Massachusetts for issuance of a report and recommendation as to disposition of the motion to dismiss. The Court heard oral argument on the motion on January 12, 2005. On October 6, 2005, the federal magistrate judge issued a report and recommendation for dismissal, in its entirety, of the above-captioned purported securities class action litigation. After issuance of this ruling, on October 21, 2005, the lead plaintiff and the Company and the individual defendants filed a stipulation with the United States District Court for the District of Massachusetts providing for dismissal of thisaction, in its entirety and with prejudice. On October 27, 2005, the Court entered an order dismissing the action with prejudice as provided in such stipulation and terminating the case on the Court’s docket.

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

On October 4, 2005, the Company converted 1,500 shares of Alkermes 2002 Redeemable Convertible Preferred Stock, $.01 par value per share, (“Preferred Stock”) with a carrying value of $15 million into 823,677 shares of Alkermes Common Stock, pursuant to a Stock Purchase Agreement with Eli Lilly and Company (“Lilly”) dated December 13, 2002, under which Lilly purchased 3,000 shares of the Preferred Stock for $30 million. This conversion secured an incremental increase in royalties payable to the Company over the base royalty payable to the Company under a development and license agreement with Lilly on revenues of the AIR Insulin product being developed by the Company and Lilly. Because we exchanged the Preferred

Stock with Lilly, an existing shareholder, and there was no commission or other remuneration paid directly or indirectly for soliciting such exchange, the conversion was exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

Our Board of Directors has authorized a share repurchase program of up to $15 million of common stock in the open market or through privately negotiated transactions. The repurchase plan has no set expiration date. The Company expects to make the repurchases at the discretion of management from time to time depending on market conditions. The repurchase authorization may be suspended or discontinued at any time. During the period covered by this report, the Company has not made any repurchases.

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

Date: February 9, 2006

By:	/s/ James M. Frates
James M. Frates
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

Date: February 9, 2006

EXHIBIT INDEX

Exhibit
No.

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).