Form 10-K/A
period 2006-03-31
ALKERMES INC
filed 2006-08-14
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Definitive Proxy Statement to be filed within 120 days after March 31, 2006 for the Registrant’s Annual Shareholders’ Meeting are incorporated by reference into Part III of this Report on Form 10-K/A.

ALKERMES, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED MARCH 31, 2006

EXPLANATORY NOTE
     Alkermes, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended March 31, 2006 (the “2006 10-K”), originally filed on June 14, 2006, to restate its consolidated balance sheets as of March 31, 2006 and 2005, its consolidated statements of operations and comprehensive income (loss) for the years ended March 31, 2005 and 2004, its consolidated statements of cash flows for the years ended March 31, 2005 and 2004, its consolidated statements of changes in stockholders’ equity for the years ended March 31, 2006, 2005 and 2004, and the related disclosures. Please refer to Note 19 to the accompanying consolidated financial statements for additional information.
     In May 2006, we were mentioned in an analyst’s report suggesting that the Company was at moderate risk for options backdating (the “Report”) with respect to its annual grants of options to all employees of the Company dated October 28, 1999 and November 20, 2000. Shortly after the Report appeared, we were contacted by the United States Securities and Exchange Commission (the “SEC”) with respect to our option practices for the years mentioned in the Report. We have cooperated fully with the SEC’s informal inquiry, which is ongoing. As a result of the publication of the Report, and concurrent with the SEC’s informal inquiry, the audit committee of the Board of Directors undertook an investigation into our option practices for the period 1999 to 2002. The review was conducted with the assistance of outside legal counsel and outside accounting consultants. The audit committee has completed its investigation and has concluded that nothing has come to its attention that would cause it to believe that there are any instances where management of the Company or the compensation committee of the Company retroactively selected a date for the grant of stock options during the 1999 through 2002 period. Also, management has reviewed its option grant practices for the period from 1999 through the first quarter of fiscal 2007. In the course of management’s inquiry, we identified certain issues with respect to the measurement date for one grant in each of 2000 and 2005 as a result of changes that may have been made to option grants for a limited number of non-executive employees subsequent to the grant date and have determined that the accounting for the 2000 and 2005 grants needs to be adjusted. In both instances, the aggregate amount of options granted decreased after the grant date. No options from either the 2000 or 2005 grants have been exercised.
     This Amendment No. 1 does not result in a change in the Company’s previously reported revenues, cash flow from operations, total assets or total cash and cash equivalents shown in its consolidated financial statements. Further, except as discussed above, the Company has not modified or updated disclosures presented in the 2006 10-K in this Form 10-K/A, except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the 2006 10-K or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by these restatements is unchanged and reflects the disclosures made at the time of the original filing of the 2006 10-K on June 14, 2006. Events occurring after the filing of the 2006 10-K or other disclosures necessary to reflect subsequent events will be addressed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2006 which is filed concurrently with the filing of this Form 10-K/A, and any reports filed with the SEC subsequent to the date of this filing.
     In connection with the above inquiry, we reassessed our evaluation of our internal controls over financial reporting as of March 31, 2006 and have concluded that a material weakness existed in our internal controls over financial reporting relating to our application of accounting principles generally accepted in the United States to measurement dates for stock options. We have adopted new stock option granting procedures to correct this deficiency and, after consultation with our outside legal counsel, believe that such procedures will correct this weakness.
     This Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the 2006 10-K. The following items have been amended as a result of the restatements described above:
•	Part II – Item 6 – Selected Financial Data

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8 – Financial Statements and Supplementary Data

•	Part II – Item 9A – Controls and Procedures

•	Part IV – Item 15 – Exhibits and Financial Statement Schedules

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
General
     Alkermes, Inc. (together with its subsidiaries, referred to as “we”, “us”, “our” or the “Registrant”), a Pennsylvania corporation organized in 1987, is a biotechnology company that develops products based on sophisticated drug delivery technologies to enhance therapeutic outcomes in major diseases. We have two commercial products. RISPERDAL® CONSTA® [(risperidone) long-acting injection] is the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia and is marketed worldwide by Janssen-Cilag (“Janssen”), a subsidiary of Johnson & Johnson. VIVITROL® (naltrexone for extended-release injectable suspension) is the first and only once-monthly injection approved for the treatment of alcohol dependence and is marketed in the United States (“U.S.”) primarily by Cephalon, Inc. (“Cephalon”). We have a pipeline of extended-release injectable products and pulmonary products based on our proprietary technologies and expertise. Our product development strategy is twofold: we partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical and biotechnology companies; and we also develop novel, proprietary drug candidates for our own account. Our headquarters are located in Cambridge, Massachusetts, and we operate research and manufacturing facilities in Massachusetts and Ohio.
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
     We are the exclusive manufacturer of RISPERDAL CONSTA for Janssen, and we earn both manufacturing fees and royalties from Janssen. See “Collaborative Arrangements — Janssen” for more information about manufacturing fees and royalties received from Janssen. Our non-recourse RISPERDAL CONSTA secured 7% notes (the “7% Notes”) are secured by RISPERDAL CONSTA cash flows. See Note 6 to the consolidated financial statements included in this Form 10-K/A.
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
Available Information
     Our internet address is www.alkermes.com, at which you can find, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto, and all other reports filed with the Securities and Exchange Commission (“SEC”). All such filings are available on the website as soon as reasonably practicable after filing.

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
     With the exception of fiscal year 2006, we have had net operating losses since being founded in 1987. At March 31, 2006, our accumulated deficit was $633.0 million. There can be no assurance we will achieve sustained profitability.
     Beginning April 1, 2006, we are required to recognize all share-based payments, including grants of stock options and stock awards, in our financial statements based on the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 123R,”Share-Based Payment” (“SFAS 123R”). We estimate that the effect on our results of operations and comprehensive income (loss) will range between $30.0 million and $35.0 million for the year ended March 31, 2007. As a result, we may not be profitable during the fiscal year 2007 or thereafter.
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
     Pursuant to the terms of a purchase and sales agreement between Alkermes and its consolidated subsidiary, RC Royalty Sub, LLC (“Royalty Sub”), Royalty Sub is obligated to repay certain obligations to holders of the 7% Notes. There can be no assurance that Royalty Sub will have sufficient funds to satisfy these obligations. If revenues from RISPERDAL CONSTA are not sufficient to repay Royalty Sub’s obligations on the 7% notes at maturity, then the note holders may have the right to take control of Royalty Sub and all of its assets. If Janssen terminates the manufacturing and supply agreement and the license agreements with us, whether or not due to a lack of revenues, and revenues on RISPERDAL CONSTA are not sufficient to repay Royalty Sub’s obligations on the 7% Notes, then the note holders may also be entitled to certain of our rights to RISPERDAL CONSTA.
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
Item 1B. Unresolved Staff Comments
     On September 22, 2005, in connection with the SEC’s periodic review of our reports filed with the SEC, we received a comment letter from the staff (the “Staff”) with respect to our Annual Report on Form 10-K for the year ended March 31, 2005 and our Quarterly Report on Form 10-Q for the period ended June 30, 2005. We have cooperated fully with the Staff in connection with their review in order to resolve all outstanding comments. As of the date of this Report, we have resolved all comments of the Staff with the exception of one comment related to our accounting for the Preferred Stock we issued and sold to Lilly, and the related amendment to our existing development and license agreement with Lilly for the development of inhaled formulations of insulin and other compounds potentially useful for the treatment of diabetes. The Staff has requested an analysis of various alternatives for the accounting for such security and the provisions of the related agreements. Please see Note 10 to our consolidated financial statements contained in this Form 10-K/A for an explanation of our accounting relating to our Preferred Stock and the provisions of the related agreements with Lilly. We have provided our analysis to the Staff and have had several conference calls and follow up correspondence with the Staff related to this issue. We have been advised by the Staff that they have not reached a position on the preferred accounting and that they are considering various alternatives, including the accounting which the Company has applied to this security. We believe that our accounting for this transaction was, and remains, in conformity with accounting principles generally accepted in the U.S. (commonly referred to as “GAAP”).
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
Item 6. Selected Financial Data
     See the “Explanatory Note” to this Amendment No. 1 to our Annual Report on Form 10-K/A and Note 19 to our consolidated financial statements for more detailed information regarding the restatement of our consolidated financial statements as of March 31, 2006 and 2005 and for each of the three fiscal years ended March 31, 2006, 2005 and 2004. We have also revised the selected financial data provided for the fiscal years ended March 31, 2003 and 2002 to reflect the correction of the error described in those sections of this report.
Alkermes, Inc. and Subsidiaries

	Year Ended March 31,
	2006	2005	2004	2003	2002
		(In thousands, except per share data)
		Restated (1)	Restated (1)	Restated (1)	Restated (1)
Consolidated Statements of Operations Data:
REVENUES:
Manufacturing revenues	$64,901	$40,488	$25,736	$14,317	$—
Royalty revenues	16,532	9,636	3,790	1,165	—
Research and development revenue under collaborative agreements	45,883	26,002	9,528	31,784	54,102
Net collaborative profit	39,285	—	—	—	—

Total revenues	166,601	76,126	39,054	47,266	54,102

EXPENSES:
Cost of goods manufactured	23,489	16,834	19,037	10,910	—
Research and development	88,865	90,927	90,406	84,431	91,198
Selling, general and administrative	40,144	28,662	25,217	25,570	23,338
Restructuring(2)	—	11,527	(208)	6,497	—
Stock-based compensation	442	1,551	3,684	4,550	4,840

Total expenses	152,940	149,501	138,136	131,958	119,376

OPERATING INCOME (LOSS)	13,661	(73,375)	(99,082)	(84,692)	(65,274)

OTHER INCOME (EXPENSE):
Interest income	11,569	3,005	3,409	3,776	15,302
Interest expense	(20,661)	(7,394)	(6,497)	(10,403)	(8,876)
Derivative (loss) income related to convertible subordinated notes(3)	(1,084)	4,385	(4,514)	(4,300)	—
Gain on exchange of notes(4)	—	—	—	80,849	—
Other income (expense), net(5)(6)	333	(1,789)	2,118	—	—

Total other income (expense)	(9,843)	(1,793)	(5,484)	69,922	6,426

Equity in losses of Reliant Pharmaceuticals, LLC(7)	—	—	—	(94,597)	(5,404)

NET INCOME (LOSS)	$3,818	$(75,168)	$(104,566)	$(109,367)	$(64,252)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$0.04	$(0.83)	$(1.27)	$(1.70)	$(1.01)

DILUTED	$0.04	$(0.83)	$(1.27)	$(1.70)	$(1.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	91,022	90,094	82,083	64,368	63,669

DILUTED	97,377	90,094	82,083	64,368	63,669

	March 31,
	2006	2005	2004	2003	2002
Condensed Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$297,967	$202,567	$143,936	$136,094	$152,347
Total assets	477,163	338,874	270,030	255,699	350,350
Long-term debt	279,518	276,485	122,584	166,586	207,800
Unearned milestone revenue — current and long-term portions	99,536	—	—	—	—
Redeemable convertible preferred stock	15,000	30,000	30,000	30,000	—
Shareholders’ equity (deficit)	33,216	4,112	75,930	(5,046)	99,664

(1)	See Note 19, “RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS” in the Notes to Consolidated Financial Statements.

(2)	Represents charges (recoveries) in connection with our June 2004 and August 2002 restructurings of operations. The June 2004 and August 2002 restructuring programs were substantially completed during fiscal 2005 and 2003, respectively. However, certain closure costs related to the exited leased facilities will continue to be paid through August 2008.

(3)	Represents noncash income (loss) in connection with derivative liabilities associated with the two-year interest make-whole (“Two-Year Interest Make-Whole”) payment provision of our 6.52% convertible senior subordinated notes (“6.52% Senior Notes”) and the three-year interest make-whole (“Three-Year Interest Make-Whole”) payment provision of our 2.5% convertible subordinated notes (“2.5% Subordinated Notes”). The derivative liability is recorded at fair value in the consolidated balance sheets.

(4)	Represents an $80.8 million nonrecurring gain related to the exchange of our 3.75% convertible subordinated notes (“3.75% Subordinated Notes”) for our 6.52% Senior Notes.

(5)	Primarily represents income (expense) recognized on the changes in the fair value of warrants of public companies held by us in connection with collaboration and licensing arrangements, which are recorded as derivatives under the caption “Other assets” in the consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

(6)	Includes a charge of approximately $0.3 million in 2006 for recognizing the cumulative effect of initially applying Financial Accounting Standards Board (“FASB”) interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”).

(7)	Represents our share of Reliant Pharmaceuticals, LLC’s (“Reliant”) losses recorded under the equity method of accounting. Since we have no further funding commitments to Reliant and the investment is accounted for under the cost method effective April 1, 2004, we will not record any further share of the losses of Reliant in our consolidated statements of operations.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The discussion and analysis set forth below in this Item 7 has been amended to reflect the restatement as described in the Explanatory Note to this amended Annual Report on Form 10-K/A and in Note 19 to our Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports.
     Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we” or “our”), a Pennsylvania corporation organized in 1987, is a biotechnology company that develops products based on sophisticated drug delivery technologies to enhance therapeutic outcomes in major diseases. We have two commercial products. RISPERDAL® CONSTA® [(risperidone) long-acting injection] is the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and is marketed worldwide by Janssen-Cilag, a subsidiary of Johnson & Johnson, together with other affiliates (“Janssen”). VIVITROL® (naltrexone for extended-release injectable suspension) is the first and only once-monthly injection approved for the treatment of alcohol dependence, and is marketed in the United States (“U.S.”) primarily by Cephalon, Inc. (“Cephalon”). We have a pipeline of extended-release injectable products and pulmonary products based on our proprietary technology and expertise. Our product development strategy is twofold: we partner our proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical and biotechnology companies; and we also develop novel, proprietary drug candidates for our own account. Our headquarters are located in Cambridge, Massachusetts, and we operate research and manufacturing facilities in Massachusetts and Ohio. Since our inception in 1987, we have devoted a significant portion of our resources to research and development programs and the purchase of property, plant and equipment. At March 31, 2006, we had an accumulated deficit of approximately $633.0 million.
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
     Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document, including but not limited to statements concerning: the achievement of certain business and operating milestones and future operating results and profitability; continued revenue growth from RISPERDAL CONSTA; the successful launch and commercialization of VIVITROL; recognition of milestone payments from our partner Cephalon related to the future sales of VIVITROL; the successful continuation of development activities for our programs, including long-acting release (“LAR”) formulation of exenatide (“exenatide LAR”), AIR® Inhaled Insulin (“AIR Insulin”) and AIR® parathyroid hormone (“AIR PTH”); the successful manufacture of our products and product candidates, including RISPERDAL CONSTA and VIVITROL, and the successful manufacture of exenatide LAR by Amylin Pharmaceuticals, Inc. (“Amylin”); the building of a selling and marketing infrastructure for VIVITROL by ourselves or our partner Cephalon; whether we can successfully manufacture VIVITROL at a commercial scale; and the successful scale-up, establishment and expansion of manufacturing capacity, are neither promises nor guarantees; and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) manufacturing and royalty revenues for RISPERDAL CONSTA may not continue to grow, particularly because we rely on our partner, Janssen, to forecast and market this product; (ii) we may be unable to manufacture RISPERDAL CONSTA in sufficient quantities and with sufficient yields to meet Janssen’s requirements or to add additional production capacity for RISPERDAL CONSTA, or unexpected events could interrupt manufacturing operations at our RISPERDAL CONSTA facility, which is the sole source of supply for that product; (iii) we may be unable to manufacture VIVITROL economically or in sufficient quantities and with sufficient yields to meet our own or our partner Cephalon’s requirements or add additional production capacity for VIVITROL, or unexpected events could interrupt manufacturing operations at our VIVITROL facility, which is the sole source of supply for that product; (iv) we and our partner Cephalon may be unable to develop the selling and marketing capabilities, and/or infrastructure necessary to jointly support the commercialization of VIVITROL; (v) we and our partner Cephalon may be unable to launch VIVITROL successfully; (vi) VIVITROL may not produce significant revenues; (vii) because we have limited selling, marketing and distribution experience, we depend significantly on our partner Cephalon to successfully commercialize VIVITROL; (viii) third party payors may not cover or reimburse VIVITROL; (ix) we may be unable to scale-up and manufacture our other product candidates, including exenatide LAR and AIR Insulin and AIR PTH, commercially or economically; (x) we may not be able to source raw materials for our production processes from third parties; (xi) we may not be able to successfully transfer manufacturing technology for exenatide LAR to Amylin and Amylin may not be able to successfully operate the manufacturing facility for exenatide LAR; (xii) our other product candidates, if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved and, if launched, may not produce significant revenues; (xiii) we rely on our partners to determine the regulatory and marketing strategies for RISPERDAL CONSTA and our other partnered, non-proprietary programs; (xiv) we rely on our partner Cephalon to commercialize VIVITROL in the U.S.; (xv) RISPERDAL CONSTA,VIVITROL and our product candidates in commercial use may have unintended side effects, adverse reactions or incidents of misuse and the U.S. Food and Drug Association (“FDA”) or other health authorities could require post approval studies or require removal of our products from the market; (xvi) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (xvii) clinical trials may take more time or consume more resources than initially envisioned; (xviii) results of earlier clinical trials are not necessarily predictive of the safety and efficacy results in larger clinical trials; (xix) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials, and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (xx) after the completion of clinical trials for our product candidates and the submission for marketing approval, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays or the failure of such product to receive marketing approval; (xxi) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xxii) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or non-competitive; (xxiii) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xxiv) we may continue to incur losses in the future; (xxv) the effect of our adoption of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123R”) on our results of operations depends on a number of factors, many of which are out of our control, including estimates of stock price volatility, option terms, interest rates, the number and type of stock options and stock awards granted during the reporting period, as well as other factors; (xxvi) we face potential liabilities and diversion of management’s attention as a result of a pending informal SEC investigation and any private litigation regarding our past practices with respect to equity incentives; (xxvii) we may not recoup any of our $100.0 million investment in Reliant Pharmaceuticals, LLC (“Reliant”); and (xxviii) we may need to raise substantial additional funding to continue research and development programs and clinical trials and could incur difficulties or setbacks in raising such funds.
     The forward-looking statements made in this document are made only as of the date hereof and we do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.
Critical Accounting Policies
     While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Form 10-K/A for the year ended March 31, 2006, we believe the following accounting policies are important to the portrayal of our financial condition and results of operations and can require estimates from time to time.
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
     Derivatives Embedded in Certain Debt Securities — In June 2005, the Financial Accounting Standards Board (“FASB”) released DIG Issue B39”Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (“DIG Issue B39”) which modified accounting guidance for determining whether an embedded call option held by the issuer of a debt contract would require separate accounting recognition. We adopted the provisions of DIG Issue B39 in the reporting period beginning January 1, 2006, at which time the carrying value of the embedded derivative contained in our 2.5% Subordinated Notes was combined with the carrying value of the host contract. Beginning January 1, 2006, we no longer record changes in the estimated fair value of the embedded derivative in the consolidated results of operations and comprehensive income (loss).
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
Results of Operations
     Net income in accordance with GAAP for the year ended March 31, 2006 was $3.8 million or $0.04 per basic and diluted share, as compared to a net loss of $75.2 million or a net loss of $0.83 per basic and diluted share for the year ended March 31, 2005 and a net loss of $104.6 million or a net loss of $1.27 per basic and diluted share for the year ended March 31, 2004.
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
     Net collaborative profit for the year ended March 31, 2006 was as follows:

Net Collaborative Profit Summary	(In thousands)
Milestone revenue — cost recovery:
Alkermes expenses incurred on behalf of the collaboration	$19,790
Cephalon net losses incurred on behalf of the collaboration	21,179
Alkermes expenses related to VIVITROL for which Alkermes was solely responsible	19,495

Total milestone revenue — cost recovery	60,464
Milestone revenue — license	—
Payments made to Cephalon to reimburse their net losses	(21,179)

Net collaborative profit	$39,285

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
     Research and development expenses were $88.9 million for the year ended March 31, 2006 compared to $90.9 million and $90.4 million for the years ended March 31, 2005 and 2004, respectively. Research and development expenses for the year ended March 31, 2006 were lower than the year ended March 31, 2005 primarily due to reductions in external research expenses related to the completion of certain clinical trial programs for VIVITROL, partially offset by an increase in personnel-related costs, an increase in utility costs and a one-time lease charge in the amount of approximately $1.5 million, of which $1.2 million was recorded as research and development expense. In November 2005, we entered into a sublease agreement in which the total sublease income over the sublease period was less than our lease expense, resulting in a loss on the sublease. In addition, during the year ended March 31, 2006, we capitalized into inventory certain raw materials costs to be used in the manufacture of VIVITROL, which in previous years had been recorded in research and development expenses. In total, research and development expenses in the year ended March 31, 2005 were consistent with the year ended March 31, 2004. This reflects a decrease in external research expenses due to the completion of certain clinical trials related to VIVITROL, in addition to the termination of a development agreement with Serono in October 2004, offset by an increase in personnel costs, an increase in occupancy costs related to the expansion of our facilities in both Massachusetts and Ohio, and costs incurred in the completion and filing of the VIVITROL NDA. In addition, in the year ended March, 31 2005, we conformed our accounting for lease expenses to the views of the SEC whereby lease expenses must be recognized on a straight-line basis, rather than as incurred. This resulted in a cumulative one-time, non-cash charge of $2.5 million, related to the previous five years since lease inception. Of this amount, $2.3 million was reported within research and development expenses. The amount was not material to our reported results in any one quarter or any one year. The remaining $0.2 million of this amount was reported in selling, general and administrative expenses.
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

     Selling, general and administrative expenses were $40.1 million, $28.7 million and $25.2 million for the years ended March 31, 2006, 2005 and 2004, respectively. The increase in selling, general and administrative expenses for the year ended March 31, 2006 as compared to the year ended March 31, 2005 was primarily due to an increase in personnel-related costs within the commercial organization as we continued to prepare for the commercialization of VIVITROL, an increase in utility costs and a one-time lease charge in the amount of approximately $1.5 million, of which $0.3 million was recorded as selling, general and administrative expenses. In November 2005, we entered into a sublease agreement in which the total sublease income over the sublease period was less than our lease expense, resulting in a loss on the sublease. The increase in selling, general and administrative expenses for the year ended March 31, 2005 as compared to the year ended March 31, 2004 was primarily due to increases in sales and marketing costs as we prepared for the potential future commercialization of VIVITROL, higher personnel costs and an increase in legal fees related to the securities litigation, and accountant fees related to Sarbanes-Oxley compliance.
     In June 2004, Alkermes and Genentech announced the decision to discontinue commercialization of NUTROPIN DEPOT (the “2004 Restructuring”). The decision was based on the significant resources required by both companies to continue manufacturing and commercializing the product. In connection with this decision, we ceased commercial manufacturing of NUTROPIN DEPOT and recorded restructuring charges of approximately $11.9 million in the quarter ended June 30, 2004. The restructuring charges consisted of a write-off of equipment and leasehold improvements related to the manufacture of NUTROPIN DEPOT, as well as employee separation costs, including severance and related benefits. The restructuring charges also included lease costs and significant estimates related to the costs to maintain the facility in which NUTROPIN DEPOT was produced through the end of its lease term, August 2008. In addition to the restructuring charges, we recorded a one-time write-off of NUTROPIN DEPOT inventory of approximately $1.3 million which was recorded under the caption “Cost of goods manufactured” in the consolidated statement of operations and comprehensive loss. In the quarter ended March 31, 2005, we reversed a reserve, through restructuring, that we had been carrying related to a yield loss penalty originally due under the manufacturing and supply agreement for NUTROPIN DEPOT. This penalty was forgiven and the reserve was reversed. The final net restructuring charge for the year ended March 31, 2005 was approximately $11.5 million. As of March 31, 2006, we had paid in cash or written off an aggregate of approximately $9.0 million in facility closure costs and $0.1 million in employee separation costs in connection with the 2004 Restructuring. The amounts remaining in the 2004 Restructuring accrual at March 31, 2006 relate primarily to estimates of lease costs associated with the exited facility and are expected to be paid through the fiscal year ending March 31, 2009.
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
     Stock-based compensation expense was $0.4 million, $1.6 million and $3.7 million for the years ended March 31, 2006, 2005 and 2004, respectively. Of the amounts included in stock-based compensation, $0.4 million, $0.3 million and $1.5 million for the years ended March 31, 2006, 2005 and 2004, respectively, relate to restricted stock awards; $0, $1.3 million and $2.2 million for the years ended March 31, 2006, 2005 and 2004, respectively, relate to the stock options granted in 2000 for which we are restating the financial statements (see Note 19 to the consolidated financial statements). The decrease for the year ended March 31, 2006 as compared to the year ended March 31, 2005 was due to the fact that stock options from the 2000 stock option grant were fully vested in the third quarter of fiscal 2005 and consequently no expense for these awards was included in 2006. The decrease for the year ended March 31, 2005 as compared to the year ended March 31, 2004 was due to the fact that stock options from the 2000 stock option grant were fully vested in the third quarter of fiscal 2005 and consequently 2005 only includes a partial year of expense related to these awards, whereas 2004 includes a full year.
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
     We recorded a derivative liability related to the 6.52% Senior Notes. The Two-Year Interest Make-Whole provision, included in the note indenture and described in Note 9 to our consolidated financial statements included in this annual report on Form 10-K/A, represented an embedded derivative which was required to be accounted for apart from the underlying 6.52% Senior Notes. At issuance of the 6.52% Senior Notes, the Two-Year Interest Make-Whole feature was estimated to have a fair value of $9.0 million and the initial recorded value of the 6.52% Senior Notes was reduced by this allocation. The estimated value of the Two-Year Interest Make-Whole feature was carried in the consolidated balance sheets under the caption “Derivative liability related to convertible subordinated notes” and was adjusted quarterly through “Derivative (loss) income related to convertible subordinated notes” in the consolidated statement of operations and comprehensive income (loss) for changes in the estimated market value of the feature. During the years ended March 31, 2006, 2005 and 2004, we recorded charges of $0, $0 and $3.8 million, respectively, in the consolidated statement of operations and comprehensive income (loss) for changes in the estimated value of the feature after issuance. In June 2003, we announced that we had exercised our automatic conversion right for the 6.52% Senior Notes. The embedded derivative was adjusted to the value of the remaining balance of the Two-Year Interest Make-Whole payment, or approximately $17.1 million, at June 30, 2003 and was accounted for as a liability in the consolidated balance sheets. In July 2003, upon conversion of the then outstanding 6.52% Senior Notes and payment of the Two-Year Interest Make-Whole, the embedded derivative was settled in full and the balance was reduced to zero.
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
Off-Balance Sheet Arrangements
     As of March 31, 2006, we were not a party to any off-balance sheet financing arrangements, other than operating leases.
Contractual Obligations
     We have summarized below our material contractual cash obligations as of March 31, 2006:

		Less Than	Two to	Four to Five	After Five
		One Year	Three Years	Years	Years
		(Fiscal	(Fiscal 2008-	(Fiscal 2010-	(After Fiscal
Contractual Cash Obligations	Total	2007)	2009)	2011)	2011)
	(In thousands)
7% Notes — principal(1)	$170,000	$—	$—	$113,333	$56,667
7% Notes — interest	55,037	11,900	23,800	16,858	2,479
Convertible subordinated notes — principal(2)	125,676	676	—	—	125,000
Convertible subordinated notes — interest(2)	53,150	3,150	6,250	6,250	37,500
Term loan — principal	2,484	1,118	1,366	—	—
Term loan — interest	212	153	59	—	—
Capital lease obligations	276	114	162	—	—
Operating lease obligations	184,901	9,976	20,732	20,486	133,707
Purchase obligations	4,898	4,898	—	—	—
Capital expansion programs	10,837	10,837	—	—	—

Total contractual cash obligations	$607,471	$42,822	$52,369	$156,927	$355,353

(1)	The 7% Notes were issued by RC Royalty Sub LLC, a wholly-owned subsidiary of Alkermes, Inc. The 7% Notes are non-recourse to Alkermes, Inc. (see Note 6 to the consolidated financial statements included in this Form 10-K/A).

(2)	Subsequent to March 31, 2006, we announced that we had exercised our right to automatically convert all of our outstanding 2.5% Subordinated Notes into approximately 9,025,271 shares of common stock, pursuant to the terms of the notes. The conversion date is June 15, 2006.

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
Quarterly Financial Data	2005	2005	2005	2006
	(In thousands, except per share data)
REVENUES:
Manufacturing revenues	$13,983	$13,526	$14,715	$22,677
Royalty revenues	3,604	4,035	4,228	4,665
Research and development revenue under collaborative arrangements	7,251	16,733	9,951	11,948
Net collaborative profit	—	12,394	12,524	14,367

Total revenues	24,838	46,688	41,418	53,657

EXPENSES:
Cost of goods manufactured	4,517	4,360	6,077	8,535
Research and development	21,595	19,344	22,479	25,447
Selling, general and administrative	8,921	9,078	9,307	12,838
Stock-based compensation	58	57	47	280

Total expenses	35,091	32,839	37,910	47,100

OPERATING INCOME (LOSS)	(10,253)	13,849	3,508	6,557
OTHER INCOME (EXPENSE):
Interest income	1,631	3,019	3,278	3,641
Interest expense	(5,169)	(5,212)	(5,177)	(5,103)
Derivative loss related to convertible subordinated notes	(266)	(503)	(315)	—
Other income (expense), net(1)	320	599	113	(699)

Total other income (expense)	(3,484)	(2,097)	(2,101)	(2,161)

NET INCOME (LOSS)	$(13,737)	$11,752	$1,407	$4,396

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$(0.15)	$0.13	$0.02	$0.05

DILUTED	$(0.15)	$0.12	$0.01	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	90,410	90,558	91,505	91,802

DILUTED	90,410	96,599	96,720	99,754

(1)	Includes a charge of approximately $0.3 million in the quarter ended March 31, 2006 for recognizing the cumulative effect of initially applying FIN 47, “Accounting for Conditional Asset Retirement Obligations.”

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
Quarterly Financial Data	2004	2004	2004	2005
		(In thousands, except per share data)
	Restated(1)	Restated(1)	Restated(1)
REVENUES:
Manufacturing revenues	$6,155	$7,753	$13,922	$12,658
Royalty revenues	1,810	2,185	2,652	2,989
Research and development revenue under collaborative arrangements	3,509	8,097	7,011	7,385

Total revenues	11,474	18,035	23,585	23,032

EXPENSES(2):
Cost of goods manufactured	5,241	2,390	4,930	4,273
Research and development	24,096	22,552	20,024	24,255
Selling, general and administrative	6,997	7,334	6,828	7,503
Restructuring	11,896	—	—	(369)
Stock-based compensation	562	542	383	64

Total expenses	48,792	32,818	32,165	35,726

OPERATING LOSS	(37,318)	(14,783)	(8,580)	(12,694)

OTHER INCOME (EXPENSE):
Interest income	630	660	646	1,069
Interest expense	(1,188)	(1,187)	(1,158)	(3,861)
Derivative income (loss) related to convertible subordinated notes	1,518	1,172	(347)	2,042
Other income (expense), net	(274)	(585)	131	(1,061)

Total other income (expense)	686	60	(728)	(1,811)

NET LOSS	$(36,632)	$(14,723)	$(9,308)	$(14,505)

LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.41)	$(0.16)	$(0.10)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	89,409	90,067	90,176	90,345

(1)	See Note 19, “RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS” in the Notes to Consolidated Financial Statements.
          The impact of the restatement was as follows:

	Three Months Ended
	June 30,	September 30,	December 31,
	2004	2004	2004
Net loss as previously reported	$(36,148)	$(14,264)	$(8,999)
Net loss as restated	$(36,632)	$(14,723)	$(9,308)

Loss per common share as previously reported	$(0.40)	$(0.16)	$0.10)
Loss per common share as restated	$(0.41)	$(0.16)	$0.10)

(2)	Operating expenses in the quarter ended March 31, 2005 include a cumulative charge of approximately $2.5 million to record lease costs on a straight-line basis from their inception through March 31, 2005.

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
Item 9A. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures
Background of Restatement
     On August 10, 2006, the Company concluded that the Company’s consolidated financial statements as of and for the years ended March 31, 2006, 2005, 2004, 2003, 2002 and 2001 should be restated to record additional non-cash stock-based compensation expense resulting from stock options granted during fiscal year 2000 that were incorrectly accounted for under accounting principles generally accepted in the United States (“GAAP”). The Company’s decision to restate its financial statements was based on the facts obtained by management and an investigation into the Company’s stock option accounting that was conducted under the direction of the audit committee of the Board of Directors. In May 2006, the Company was mentioned in an analyst’s report suggesting that the Company was at moderate risk for options backdating (the “Report”) with respect to its annual grants of options to all employees of the Company dated October 28, 1999 and November 20, 2000. Shortly after the Report appeared, the Company was contacted by the Securities and Exchange Commission (“SEC”) with respect to the Company’s option practices for the years mentioned in the Report. As a result of the publication of the Report, and concurrent with the SEC’s informal inquiry, the audit committee of the Board of Directors undertook an investigation into our option practices for the period 1999 to 2002. The review was conducted with the assistance of outside legal counsel and outside accounting consultants. Separately, the Company’s management has reviewed stock option grants from 1999 through the first quarter of fiscal 2007.
     The Company has concluded that there were errors with respect to the measurement date for one grant in each of 2000 and 2005 as a result of changes that were or may have been made to option grants for a limited number of non-executive employees subsequent to the grant date which resulted in different measurement dates for accounting purposes, and has determined that the accounting for the 2000 and 2005 grants needs to be adjusted. In both instances, the aggregate amount of options granted decreased after the grant date. No options from either the 2000 or 2005 grants have been exercised. The Company has determined that the aggregate non-cash, stock-based compensation expenses related to the 2000 grant of 2.4 million shares is approximately $9.7 million, which would have been recorded as an operating expense for the years ended March 31, 2001, 2002, 2003, 2004 and 2005. With respect to the 2005 grant, since the new measurement date for the 2005 grant had a lower stock price than that used in its original accounting, the Company concluded that although an error had occurred, no adjustment to its financial statements is required with respect to this grant.
Evaluation of Disclosure Controls and Procedures
     In August 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2006. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for stock-based compensation, as described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective.
     (b) Evaluation of internal control over financial reporting
     Management’s Report on Internal Control over Financial Reporting (as revised)

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
     In our 2006 Annual Report of Form 10-K, filed on June 14, 2006, our management included Management’s Annual Report on Internal Control Over Financial Reporting therein, which expressed a conclusion by management that management believed that the Company’s internal control over financial reporting was effective as of March 31, 2006. As a result of the restatement of our consolidated financial statements, as describe in Note 19 to the consolidated financial statements, we have concluded that a material weakness in internal control over financial reporting existed as of March 31, 2006 and, accordingly, have revised our assessment of the effectiveness of our internal control over financial reporting and have now concluded that our internal control over financial reporting was not effective as of March 31, 2006.
     The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified a material weakness in internal control over financial reporting in connection with this revised assessment. Specifically, the Company did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. As a result the measurement date used for certain option grants was not appropriate resulting in those grants not being accounted for in accordance with accounting principles generally accepted in the United States. This material weakness led to errors in the application of GAAP and resulted in the restatement of the Company’s previously issued financial statements as described in Note 19 to the consolidated financial statements. This control deficiency was determined to be a material weakness due to the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiency, and the lack of other mitigating controls.
     In making this revised assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our revised assessment, we determined that our internal control over financial reporting was not effective.
     Management’s revised assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 has been audited by Deloitte & Touche LLP, independent registered public accounting firm, as stated in their report which is included following Item 9A.
     (c) Changes in internal controls
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Regarding the material weakness described above, the Company has adopted new stock option granting procedures to remediate this deficiency and, after consultation with our outside legal counsel, believes that such procedures will remediate this material weakness.
     (d) Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Alkermes, Inc.
Cambridge, Massachusetts
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised), that Alkermes, Inc. & Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our report dated June 14, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting as of March 31, 2006. As described in the following paragraph, the Company subsequently identified a material misstatement in its annual financial statements, which caused such annual financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement, Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 expressed herein is different from that expressed in our previous report.
     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. As a result the measurement date used for certain option grants was not appropriate resulting in those grants not being accounted for in accordance with accounting principles generally accepted in the United States. This material weakness resulted in the restatement of the Company’s previously issued financial statements as described in Note 19 to the consolidated financial statements. This deficiency was determined to be a material weakness due to the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiency, and the lack of other mitigating controls. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2006 (as restated), of the Company and this report does not affect our report on such restated financial statements.
     In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March, 31 2006 (as restated), of the Company and our report dated June 14, 2006 (August 14, 2006 as to the effects of the restatement discussed in Note 19) expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
June 14, 2006 (August 14, 2006 as to the effect of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised))
Item 9B. Other Information
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
     (3) Exhibits

Exhibit No.
3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

3.1(a)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2002.)

3.1(b)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on May 14, 2003 (Incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)

3.2	Second Amended and Restated By-Laws of Alkermes, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 28, 2005.)

4.1	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)

4.2	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)

4.3	Specimen of 2002 Preferred Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on December 13, 2002.)

4.4	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (3.75% Subordinated Notes) (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended filed on February 29, 2000 (File No. 333-31354).)

4.5	Form of 3.75% Subordinated Note (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended filed on February 29, 2000 (File No. 333-31354).)

4.6	Rights Agreement, dated as of February 7, 2003, as amended, between Alkermes, Inc. and EquiServe Trust Co., N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)

4.7	Indenture, dated August 22, 2003, between Alkermes, Inc. and U.S. Bank National Association, as Trustee (2.5% Subordinated Notes.) (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, as amended filed on September 3, 2003 (File No. 333-108483).)

4.8	Form of 2 1/2% Subordinated Note (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, as amended filed on September 3, 2003 (File No. 333-108483).)

4.9	Indenture, dated as of February 1, 2005, between RC Royalty Sub LLC and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.)

4.10	Form of Risperdal Consta® PhaRMA(sm)Secured 7% Notes due 2018. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.)

10.1	Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998 (File No. 001-14131).)+

10.2	Stock Option Plan for Non-Employee Directors, as amended. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on October, 1, 2003 (File No. 333-109376).)+

10.3	Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)+

10.4	1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.)+

10.5	2002 Restricted Stock Award Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.)+

Exhibit No.
10.6	Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.7	Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.8	Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-19267).)

10.8(a)	First Amendment of Lease, dated June 9, 1997, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-19267).)

10.9	License Agreement, dated as of April 14, 1999, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)*

10.10	Manufacture and Supply Agreement, entered into April 5, 2001, by and between Alkermes, Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)**

10.11	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (U.S.) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)***

10.12	License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except U.S.) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)***

10.13	Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10.13(a)	Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10.13(b)	Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10.14	Fourth Amendment To Development Agreement and First Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 20, 2000 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.).****

10.15	Third Amendment To Development Agreement, Second Amendment To Manufacturing and Supply Agreement and First Amendment To License Agreements by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated April 1, 2000 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****

10.16	Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 21, 2002 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****

10.17	Amendment to Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 16, 2003 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****

Exhibit No.
10.18	Amendment to Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 22, 2003 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****

10.19	Fourth Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated January 10, 2005 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****

10.20	Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc., as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)*

10.21	Promissory Note by and between Alkermes, Inc. and General Electric Capital Corporation, dated December 22, 2004. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)

10.22	Master Security Agreement by and between Alkermes, Inc. and General Electric Capital Corporation dated December 22, 2004. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)

10.23	Addendum No. 001 To Master Security Agreement by and between Alkermes, Inc. and General Electric Capital Corporation, dated December 22, 2004. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)

10.24	Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)+

10.25	Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.26	Change in Control Employment Agreement, of various dates, between Alkermes, Inc. and each of James M. Frates, Michael J. Landine, David A. Broecker and Kathryn Biberstein. (Form of agreement incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.27	Employment Agreement, dated December 22, 2000 by and between David A. Broecker and the Registrant. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)+

10.28	Employment Agreement, dated January 8, 2003, by and between Kathryn L. Biberstein and the Registrant. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2003.)+

10.29	Stock Purchase Agreement, dated December 13, 2002, between Alkermes and Eli Lilly and Company. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 16, 2002.)

10.30	Registration Rights Agreement, dated August 19, 2003, between Alkermes, Inc. and U.S. Bancorp. Piper Jaffray Inc. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, as amended filed on September 3, 2003 (File No. 333-108483).)

10.31	License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2005.)*****

10.32	Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2005.)*****

10.33	Amended and Restated January 1, 2005 to March 31, 2006 Named Executive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005.)+

10.34	Amendment to 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q/A for the quarter ended September 30, 2005.)+

10.35	Form of Incentive Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Report on Form 10-K for the year ended March 31, 2006 and filed on June 14, 2006.) +

10.36	Form of Non-Qualified Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Report on Form 10-K for the year ended March 31, 2006 and filed on June 14, 2006.) +

Exhibit No.
10.37	Form of Stock Option Certificate pursuant to Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Report on Form 10-K for the year ended March 31, 2006 and filed on June 14, 2006.) +

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant’s Report on Form 10-K for the year ended March 31, 2006 and filed on June 14, 2006.)

23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP#

24.1	Power of Attorney (Incorporated by reference to Exhibit 24.1 to the Registrant’s Report on Form 10-K for the year ended March 31, 2006 and filed on June 14, 2006.)

31.1	Rule 13a-14(a)/15d-14(a) Certification#

31.2	Rule 13a-14(a)/15d-14(a) Certification#

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

**	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 27, 2001. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

****	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 26, 2005. Such provisions have been filed separately with the Commission.

*****	Confidential status has been requested for certain portions of this document. Such provisions have been filed separately with the Commission.

§	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 16, 2002. Such provisions have been separately filed with the Commission.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALKERMES, INC.
By:	/s/ Richard F. Pops
Richard F. Pops
Chief Executive Officer

August 14, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* Michael A. Wall	Director and Chairman of the Board	August 14, 2006

/s/ Richard F. Pops Richard F. Pops	Director and Chief Executive Officer (Principal Executive Officer)	August 14, 2006

/s/ James M. Frates James M. Frates	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 14, 2006

*	Director	August 14, 2006
Floyd E. Bloom

*	Director	August 14, 2006
Robert A. Breyer

*	Director	August 14, 2006
Gerri Henwood

*	Director	August 14, 2006
Paul J. Mitchell

*	Director	August 14, 2006
Alexander Rich

*	Director	August 14, 2006
Paul Schimmel

*	Director	August 14, 2006
Mark B. Skaletsky

*By:	/s/ James M. Frates
James M. Frates Attorney-in-fact

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
     As discussed in Note 2 to the consolidated financial statements, in 2006, the Company adopted the provisions of Derivatives Implementation Group Issue B-39, “Embedded Derivatives: Application of Paragraph 13(b) to Options that are Exercisable only by the Debtor.” As discussed in Note 19 the consolidated financial statements have been restated.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2006 (August 14, 2006 as to the effect of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOTTE & TOUCHE LLP
Boston, Massachusetts
June 14, 2006 (August 14, 2006 as to the effects of the restatement discussed in Note 19)

ALKERMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and 2005

	2006	2005
	Restated	Restated
	(In thousands, except share
	and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,578	$47,485
Investments — short-term	264,389	155,082
Receivables	39,802	18,815
Inventory, net	7,341	3,766
Prepaid expenses and other current assets	2,782	2,580

Total current assets	347,892	227,728

PROPERTY, PLANT AND EQUIPMENT:
Land	301	269
Building and improvements	20,966	19,150
Furniture, fixtures and equipment	61,086	66,805
Equipment under capital lease	464	464
Leasehold improvements	45,842	45,991
Construction in progress	23,555	11,307

	152,214	143,986
Less: accumulated depreciation and amortization	(39,297)	(48,798)

Property, plant and equipment — net	112,917	95,188

RESTRICTED INVESTMENTS — long-term	5,145	4,903
OTHER ASSETS	11,209	11,055

TOTAL ASSETS	$477,163	$338,874

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,141	$18,803
Accrued interest	3,239	2,248
Accrued restructuring costs	852	1,228
Unearned milestone revenue — current portion	83,338	—
Derivative liability related to convertible subordinated notes	—	265
Deferred revenue — current portion	200	—
Convertible subordinated notes — current portion	676	—
Long-term debt — current portion	1,214	1,124

Total current liabilities	125,660	23,668

NON-RECOURSE RISPERDAL CONSTA SECURED 7% NOTES	153,653	150,730
CONVERTIBLE SUBORDINATED NOTES — LONG-TERM PORTION	124,346	123,022
LONG-TERM DEBT	1,519	2,733
UNEARNED MILESTONE REVENUE — LONG-TERM PORTION	16,198	—
DEFERRED REVENUE — LONG-TERM PORTION	750	—
OTHER LONG-TERM LIABILITIES	6,821	4,609

TOTAL LIABILITIES	428,947	304,762

REDEEMABLE CONVERTIBLE PREFERRED STOCK, par value, $0.01 per share; authorized and issued, 1,500 and 3,000 shares at March 31, 2006 and 2005, respectively (at liquidation preference)	15,000	30,000

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS’ EQUITY:
Capital stock, par value, $0.01 per share; authorized, 4,550,000 shares (includes 2,997,000 shares of preferred stock); issued, none
Common stock, par value, $0.01 per share; authorized, 160,000,000 shares; issued and outstanding, 91,744,680 and 89,999,526 shares at March 31, 2006 and 2005, respectively	917	900
Nonvoting common stock, par value, $0.01 per share; authorized 450,000 shares; issued and outstanding, 382,632 shares at March 31, 2006 and 2005	4	4
Additional paid-in capital	664,596	640,238
Deferred compensation	(374)	—
Accumulated other comprehensive income (loss)	1,064	(221)
Accumulated deficit	(632,991)	(636,809)

Total shareholders’ equity	33,216	4,112

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$477,163	$338,874

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended March 31, 2006, 2005 and 2004

	2006	2005	2004
		Restated	Restated
	(In thousands, except share and per share amounts)
REVENUES:
Manufacturing revenues	$64,901	$40,488	$25,736
Royalty revenues	16,532	9,636	3,790
Research and development revenue under collaborative arrangements	45,883	26,002	9,528
Net collaborative profit	39,285	—	—

Total revenues	166,601	76,126	39,054

EXPENSES:
Cost of goods manufactured	23,489	16,834	19,037
Research and development	88,865	90,927	90,406
Selling, general and administrative	40,144	28,662	25,217
Restructuring	—	11,527	(208)
Stock-based compensation	442	1,551	3,684

Total expenses	152,940	149,501	138,136

OPERATING INCOME (LOSS)	13,661	(73,375)	(99,082)

OTHER INCOME (EXPENSE):
Interest income	11,569	3,005	3,409
Interest expense	(20,661)	(7,394)	(6,497)
Derivative (loss) income related to convertible subordinated notes	(1,084)	4,385	(4,514)
Other income (expense), net	333	(1,789)	2,118

Total other income (expense)	(9,843)	(1,793)	(5,484)

NET INCOME (LOSS)	$3,818	$(75,168)	$(104,566)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$0.04	$(0.83)	$(1.27)

DILUTED	$0.04	$(0.83)	$(1.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	91,022	90,094	82,083

DILUTED	97,377	90,094	82,083

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$3,818	$(75,168)	$(104,566)
Foreign currency translation adjustments	—	—	(31)
Unrealized gain (loss) on marketable securities	1,285	(1,231)	1,215

COMPREHENSIVE INCOME (LOSS)	$5,103	$(76,399)	$(103,382)

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended March 31, 2006, 2005 and 2004

							Other Comprehensive
							Income (Loss)
							Foreign	Unrealized
			Nonvoting		Additional		Currency	Gain (Loss) on
	Common Stock		Common Stock		Paid-In	Deferred	Translation	Marketable	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Adjustments	Securities	Deficit	Total
					Restated				Restated
					(In thousands, except share amounts)
BALANCE — April 1, 2003, as previously reported	64,692,848	$647	382,632	$4	$447,104	$(1,864)	$(111)	$(63)	$(450,762)	$(5,045)
Prior period adjustments	—	—	—	—	6,313	—	—	—	(6,313)	—

BALANCE — April 1, 2003, as restated	64,692,848	647	382,632	4	453,417	(1,864)	111	(63)	(457,075)	(5,045)

Issuance of common stock upon exercise of options or vesting of restricted stock awards	569,084	6	—	—	3,404	—	—	—	—	3,410
Conversion of 6.52% convertible senior subordinated notes and interest into common stock	24,043,329	240	—	—	177,024	—	—	—	—	177,264

Restricted stock awards canceled	—	—	—	—	(220)	220	—	—	—	—
Noncash compensation	—	—	—	—	134	(51)	—	—	—	83
Amortization of noncash compensation	—	—	—	—	2,181	1,419	—	—	—	3,600
Cumulative foreign currency translation adjustments	—	—	—	—	—	—	(31)	—	—	(31)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	1,215	—	1,215
Net loss	—	—	—	—	—	—	—	—	(104,566)	(104,566)

BALANCE — March 31, 2004, as restated, see Note 19	89,305,261	893	382,632	4	635,940	(276)	(142)	1,152	(561,641)	75,930

Issuance of common stock upon exercise of options or vesting of restricted stock awards	694,265	7	—	—	3,023	—	—	—	—	3,030

Restricted stock awards canceled	—	—	—	—	(25)	25	—	—	—	—
Noncash compensation	—	—	—	—	48	—	—	—		48
Amortization of noncash compensation	—	—	—	—	1,252	251	—	—	—	1,503

Unrealized loss on marketable securities	—	—	—	—	—	—	—	(1,231)	—	(1,231)
Net loss	—	—	—	—	—	—	—	—	(75,168)	(75,168)

BALANCE — March 31, 2005, as restated, see Note 19	89,999,526	900	382,632	4	640,238	—	(142)	(79)	(636,809)	4,112

Issuance of common stock upon exercise of options or vesting of restricted stock awards	921,477	9	—	—	8,550	—	—	—	—	8,559
Conversion of redeemable convertible preferred stock into common stock	823,677	8	—	—	14,992	—	—	—	—	15,000

Restricted stock awards canceled	—	—	—	—	(89)	89	—	—	—	—
Noncash compensation	—	—	—	—	905	(664)	—	—	—	241
Amortization of noncash compensation	—	—	—	—	—	201	—	—	—	201
Unrealized gain on marketable securities	—	—	—	—	—	—	—	1,285	—	1,285
Net income	—	—	—	—	—	—	—	—	3,818	3,818

BALANCE — March 31, 2006, as restated, see Note 19	91,744,680	$917	382,632	$4	$664,596	$(374)	$(142)	$1,206	$(632,991)	$33,216

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2006, 2005 and 2004

	2006	2005	2004
		Restated	Restated
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,818	$(75,168)	$(104,566)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,879	10,618	10,915
Restructuring charges	—	11,527	(208)
Stock-based compensation	442	1,551	3,684
Other non-cash charges	5,251	3,922	2,337
Derivative loss (income) related to convertible subordinated notes	1,084	(4,385)	4,514
(Gain) loss on investments	(761)	1,961	(2,118)
Gain on sale of equipment	(70)	(172)	(182)
Cash paid on interest make-whole provision	—	—	(2,325)
Changes in assets and liabilities:
Receivables	(20,987)	(7,289)	(4,225)
Inventory, prepaid expenses and other current assets	(3,777)	(3,071)	(20)
Accounts payable, accrued expenses and accrued interest	18,329	2,578	1,343
Accrued restructuring costs	(995)	(1,628)	(2,191)
Unearned milestone revenue	99,536	—	—
Deferred revenue	950	(17,173)	(5,207)
Other long-term liabilities	2,831	2,474	—

Net cash provided by (used in) operating activities	116,530	(74,255)	(98,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(28,660)	(17,817)	(15,101)
Proceeds from the sale of equipment	122	252	321
Proceeds from equipment sale-leaseback	—	—	464
Purchases of available-for-sale investments	(661,671)	(178,925)	(220,062)
Sales of available-for-sale investments	552,161	157,682	153,598
Decrease (increase) in other assets	176	30	(99)

Net cash used in investing activities	(137,872)	(38,778)	(80,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,559	3,030	3,410
Proceeds from issuance of Non-Recourse RISPERDAL CONSTA Secured 7% Notes, net of issuance discount	—	150,271	—
Borrowings under term loan	—	3,676	—
Proceeds from issuance of convertible subordinated notes	—	—	125,000
Payment of debt	(1,124)	(239)	(7,845)
Payment of financing costs in connection with issuance of notes	—	(6,119)	(3,963)

Net cash provided by financing activities	7,435	150,619	116,602

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(54)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,907)	37,586	(62,580)

CASH AND CASH EQUIVALENTS — Beginning of year	47,485	9,899	72,479

CASH AND CASH EQUIVALENTS — End of year	$33,578	$47,485	$9,899

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$14,319	$3,238	$9,547
Noncash activities:
Conversion of 6.52% convertible senior subordinated notes and interest into common stock	—	—	177,264
Equipment acquired under capital lease	—	—	464
Conversion of redeemable convertible preferred stock into common stock	15,000	—	—
See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2006, 2005 and 2004
(In thousands, except share and per share amounts)
1. THE COMPANY
     Alkermes, Inc. (the “Company” or “Alkermes”) is a biotechnology company that develops products based on sophisticated drug delivery technologies to enhance therapeutic outcomes in major diseases. The Company has two commercial products. RISPERDAL® CONSTA® [(risperidone) long-acting injection] is the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia and is marketed worldwide by Janssen-Cilag (“Janssen”), a subsidiary of Johnson & Johnson. VIVITROL® (naltrexone for extended-release injectable suspension) is the first and only once-monthly injection approved for the treatment of alcohol dependence and is marketed in the United States (“U.S.”) primarily by Cephalon, Inc. (“Cephalon”). The Company has a pipeline of extended-release injectable products and pulmonary products based on its proprietary technologies and expertise. Alkermes’ product development strategy is twofold: the Company partners its proprietary technology systems and drug delivery expertise with several of the world’s finest pharmaceutical and biotechnology companies; and it also develops novel, proprietary drug candidates for its own account. The Company’s headquarters are located in Cambridge, Massachusetts, and it operates research and manufacturing facilities in Massachusetts and Ohio.
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
     Basic and diluted earnings (loss) per share for the years ended March 31 were calculated as follows:

	2006	2005	2004
Numerator:
Net income (loss)	$3,818	$(75,168)	$(104,566)

Denominator: (in thousands)
Weighted average number of common shares outstanding, basic	91,022	90,094	82,083
Effect of dilutive securities:
Stock options	4,132	—	—
Stock awards	84	—	—
Redeemable convertible preferred stock	2,139	—	—

Dilutive potential common share equivalents	6,355	—	—

Weighted average number of common shares outstanding, diluted	97,377	90,094	82,083

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
     Stock Options and Awards — The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options and awards to employees. The Company accounts for stock options and awards to non-employees using the fair-value method. Under the intrinsic value method, compensation associated with stock options and awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the measurement date and the price an employee must pay to exercise the award. Under the fair-value method, compensation associated with stock awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option-pricing model. The measurement date for employee awards is generally the grant date, and the measurement date for non-employee awards is generally the date performance of certain services is complete. For the years ended March 31, 2006, 2005 and 2004, stock-based compensation expense of $0.4 million, $1.6 million and $3.7 million, respectively, was primarily related to the amortization of stock options and stock awards.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R,”Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments, including grants of stock options and stock awards, to be recognized in the financial statements based generally on their grant date fair values. SFAS 123R is effective for the Company in the reporting period beginning April 1, 2006.
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
     Pro-forma information for the years ended March 31 was as follows:

	2006	2005	2004
Net income (loss) — as reported	$3,818	$(75,168)	$(104,566)
Add — employee stock-based compensation expense as reported in the consolidated statements of operations and comprehensive income (loss)	442	1,551	3,684
Deduct — employee stock-based compensation expense determined under the fair-value method for all options and awards	(22,472)	(22,072)	(22,556)

Net loss — pro-forma	$(18,212)	$(95,689)	$(123,438)

Reported earnings (loss) per common share:
Basic	$0.04	$(0.83)	$(1.27)
Diluted	$0.04	$(0.83)	$(1.27)
Pro forma loss per common share:
Basic	$(0.20)	$(1.05)	$(1.48)
Diluted	$(0.20)	$(1.05)	$(1.48)

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
     Investments classified as long-term are restricted and held as collateral under certain letters of credit related to the Company’s lease agreements.
     Investments consist of the following at March 31:

	Cost			Gross
	Due Under	Due After		Unrealized		Aggregate
	One Year	One Year	Total	Gains	Losses	Fair Value
2006
Available-for-sale securities:
Investments — short-term:
U.S. government obligations	$20,000	$—	$20,000	$—	$(110)	$19,890
Corporate debt securities	10,917	233,269	244,186	368	(55)	244,499

	30,917	233,269	264,186	368	(165)	264,389

Investments — long-term:
U.S. government obligations	405	—	405	—	—	405
Corporate debt securities	4,740	—	4,740	—	—	4,740

	5,145	—	5,145	—	—	5,145

Total	$36,062	$233,269	$269,331	$368	$(165)	$269,534

2005
Available-for-sale securities:
Investments — short-term:
Corporate debt securities	$2,048	$152,856	$154,904	$178	$—	$155,082
Investments — long-term:
U.S. government obligations	4,900	—	4,900	3	—	4,903

Total	$6,948	$152,856	$159,804	$181	$—	$159,985

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
     Reclassifications — Manufacturing and royalty revenues in the consolidated statements of operations and comprehensive income (loss) for fiscal 2005 and 2004 have been reclassified to conform to the fiscal 2006 presentation, which separately presents manufacturing revenues and royalty revenues. For comparability purposes, stock-based compensation historically recorded related to periodic restricted stock awards and included in research and development and selling, general and administrative expenses has been reclassified into stock-based compensation in the consolidated statements of operations and comprehensive income (loss).
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
     In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123 and supersedes accounting principles board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments, including grants of stock options and stock awards, to be recognized in the financial statements based generally on their grant date fair values. SFAS 123R is effective for the Company in the reporting period beginning April 1, 2006. The Company will adopt the provisions of SFAS 123R using the modified prospective transition method, and will recognize share-based compensation cost on a straight-line basis over the requisite service periods of awards. The Company will recognize share-based compensation cost for awards that have graded vesting on a straight-line basis over the requisite service period for each separately vesting portion. Under the modified prospective method, share-based compensation expense will be recognized for the portion of outstanding stock options and stock awards granted prior to the adoption of SFAS 123R for which service has not been rendered, and for any future stock options and stock awards. Although the adoption of SFAS 123R is not expected to have a significant effect on the Company’s cash flows, the Company expects to record substantial non-cash compensation expense that will have a significant, adverse effect on its results of operations and comprehensive income (loss). The impact of adoption of SFAS 123R depends on estimates of stock price volatility, option terms, interest rates, the number and type of stock options and stock awards granted during the reporting period, as well as other factors. The Company estimates that the effect on its results of operations and comprehensive income (loss) will range from $30.0 million to $35.0 million for the fiscal year ended March 31, 2007.
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
     In June 2005, the FASB released Derivatives Implementation Group Issue B39,”Embedded Derivatives: Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor” (“DIG Issue B39”). DIG Issue B39 modifies current accounting guidance for determining whether an embedded call option in a debt contract that could potentially accelerate the settlement of that instrument would require separate accounting under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Essentially, DIG Issue B39 concluded that options exercisable only by the issuer of such a contract will no longer require separate accounting recognition, as long as they satisfy all other criteria in SFAS 133. The Company adopted the provisions of DIG Issue B39 in the reporting period beginning January 1, 2006, at which time the carrying value of the embedded derivative, of $1.3 million, contained in the Company’s convertible subordinated notes (described in more detail in Note 9) was combined with the carrying value of the host contracts and will no longer require separate recognition or accounting. Implementation of DIG Issue B39 had no impact on the Company’s operating cash flows, and the Company will no longer be required to record changes in the estimated fair value of the embedded derivatives in the results of operations and comprehensive income (loss).
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

     As of March 31, 2006, the Company had paid in cash or written off an aggregate of approximately $9.0 million in facility closure costs and $0.1 million in employee separation costs in connection with the 2004 Restructuring. The amounts remaining in the 2004 Restructuring accrual as of March 31, 2006 relate primarily to estimates of lease costs associated with the exited facility and are expected to be paid through the reporting period ending March 31, 2009.
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
     Concurrently with the purchase and sale agreement, on February 1, 2005, Royalty Sub issued an aggregate principal amount of $170.0 million of its 7% Notes to certain institutional investors in a private placement, for net proceeds of approximately $144.2 million, after original issue discount and offering costs of approximately $19.7 million and $6.1 million, respectively. The yield to maturity at the time of the offer was 9.75%. The annual cash coupon rate is 7% and is payable quarterly, beginning on April 1, 2005, however, portions of the principal amount that are not paid off in accordance with the expected principal repayment profile will accrue interest at 9.75%. Through January 1, 2009, the holders will receive only the quarterly cash interest payments. Beginning on April 1, 2009, principal payments will be made to the holders, subject to certain conditions. Timing of the principal repayment will be based on the revenues received by Royalty Sub but will occur no earlier than equally over the twelve quarters between April 1, 2009 and January 1, 2012, subject to certain conditions. Non-

payment of principal will not be an event of default prior to the legal maturity date of January 1, 2018. The 7% Notes, however, may be redeemed at Royalty Sub’s option, subject, in certain circumstances, to the payment of a redemption premium. The 7% Notes are secured by: (i) all of Royalty Sub’s property and rights, including the Royalty Rights; and (ii) ACT II’s ownership interests in Royalty Sub. Accordingly, the assets of Royalty Sub will not be available to satisfy other obligations of Alkermes.
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
     2.5% Subordinated Notes — The Company recorded a derivative liability related to the 2.5% Subordinated Notes. The Three-Year Interest Make-Whole provision, included in the note indenture and described in Note 7 above, represents an embedded derivative which was required to be accounted for apart from the underlying 2.5% Subordinated Notes through the reporting period ended December 31, 2005. At issuance of the 2.5% Subordinated Notes, the Three-Year Interest Make-Whole had an estimated initial aggregate fair value of $3.9 million, which reduced the amount of the outstanding debt and was recorded under the caption “Derivative liability related to convertible subordinated notes” in the consolidated balance sheets. The $3.9 million initially allocated to the Three-Year Interest Make-Whole feature was treated as a discount on the 2.5% Subordinated Notes and was being accreted to interest expense over five years through September 1, 2008, the first date on which holders of the 2.5% Subordinated Notes have the right to require the Company to repurchase the 2.5% Subordinated Notes. The estimated value of the Three-Year Interest Make-Whole feature was carried in the consolidated balance sheets under the caption “Derivative liability related to convertible subordinated notes” through the reporting period ended December 31, 2005 and was adjusted to its fair value on a quarterly basis. Quarterly adjustments to the fair value of the Three-Year Interest Make-Whole were charged to “Derivative (loss) income related to convertible subordinated notes” in the consolidated statements of operations and comprehensive income (loss). During the years ended March 31, 2006, 2005 and 2004, the Company recorded a charge of $1.1 million, income of $4.4 million and a charge of $4.5 million, respectively, in the consolidated statements of operations and comprehensive income (loss) for changes in the estimated market value of the feature after issuance. The recorded value of the derivative liability related to the 2.5% Subordinated Notes was $1.3 million and $0.3 million at March 31, 2006 and 2005, respectively.
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
12. STOCK OPTIONS AND AWARDS
     The Company’s stock option plans (the “Plans”) provide for issuance of nonqualified and incentive stock options to employees, officers and directors of, and consultants to, the Company. Stock options generally expire ten years from the grant date and generally vest ratably over a four-year period, except for grants to the non-employee directors, which vest over six months. The exercise price of stock options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date of grant. The measurement date for accounting purposes is generally the date of the grant. Under the terms of one plan, the option exercise price may be below the fair market value, but not below par value, of the underlying stock at the time the option is granted. The Company has reserved a total of 21,735,331 shares of common stock for issuance upon exercise of options that have been or may be granted under the Plans.
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
     A combined summary of option activity under the Plans is as follows:

			Weighted-
			Average
	Number of	Exercise Price	Exercise
	Shares	per Share	Price
Balance — April 1, 2003	13,637,174	$0.30-$96.88	$16.49
Granted	3,692,660	9.25-15.48	12.22
Exercised	(514,285)	0.30-12.16	6.63
Canceled	(1,466,149)	4.02-48.03	17.48

Balance — March 31, 2004	15,349,400	0.30-96.88	15.70
Granted	4,632,534	8.78-16.69	14.05
Exercised	(581,513)	0.30-12.16	5.21
Canceled	(1,639,353)	4.77-44.33	17.40

Balance — March 31, 2005	17,761,068	0.30-96.88	15.45
Granted	2,526,873	9.93-25.93	18.29
Exercised	(921,477)	1.66-24.04	9.29
Canceled	(632,641)	4.77-44.33	16.65

Balance — March 31, 2006	18,733,823	$0.30-$96.88	$16.09

     Outstanding and exercisable options under the Plans at March 31, 2006 are summarized below:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
		(In years)
$0.30 - $ 7.36	2,484,240	5.80	$6.45	1,941,028	$6.45
7.42 - 11.63	2,079,364	5.91	9.51	1,311,880	9.17
11.66 - 13.84	2,481,259	7.95	12.35	1,106,229	12.38
13.85 - 14.90	3,309,317	8.40	14.81	1,038,686	14.76
14.91 - 18.44	2,362,086	5.32	16.64	1,838,542	16.67
18.58 - 19.40	2,966,607	7.92	18.94	1,251,922	19.39
19.89 - 96.88	3,050,950	5.05	29.68	2,872,138	30.02

$0.30 - $96.88	18,733,823	6.71	$16.09	11,360,425	$17.14

     At March 31, 2005 and 2004, options to purchase 9,361,409 and 8,068,774 shares were exercisable at weighted average exercise prices of $17.86 and $17.93, respectively.
13. COLLABORATIVE ARRANGEMENTS
     The Company has entered into several arrangements with partners to provide research and development on partners’ products and develop, manufacture and commercialize the Company’s or partner’s products. In connection with these agreements, the Company has granted certain licenses or the right to obtain certain licenses to technology developed by the Company. In return for such grants, the Company receives a share of certain product profits, if any, funding for its research and development expenses on the projects, payments upon the achievement of certain milestones, and royalties on sales of certain products developed, if any. The Company has, or may obtain, the right to manufacture and supply products developed under certain of these arrangements.
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
19. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     Subsequent to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, management identified errors with respect to the measurement date for one stock option grant in each of 2000 and 2005. The errors are a result of changes that were or may have been made to option grants for a limited number of non-executive employees subsequent to the grant date, which resulted in different measurement dates for accounting purposes. In both instances, the aggregate amount of options granted decreased after the grant date. No options from either the 2000 or 2005 grants have been exercised. The Company has determined that the aggregate non-cash, stock-based compensation expenses related to the 2000 grant of 2.4 million shares is approximately $9.7 million, which would have been recorded as an operating expense for the years ended March 31, 2001 through 2005. With respect to the 2005 grant, although an error had occurred, since the new measurement date for the 2005 grant had a lower stock price than that used in its original accounting, the Company concluded that no adjustment to its financial statements is required with respect to this grant.
     The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended March 31, 2006, 2005 and 2004 and consolidated balance sheets as of March 31, 2006 and 2005.

	Year ended March 31,
Income statement changes:	2005	2004
	(In thousands, except per share amounts)
Stock-based compensation
As previously reported	$—	$—
As restated	$1,551	$3,684

Total expenses
As previously reported	$148,249	$135,955
As restated	$149,501	$138,136

OPERATING INCOME (LOSS)
As previously reported	$(72,123)	$(96,901)
As restated	$(73,375)	$(99,082)

NET INCOME (LOSS)
As previously reported	$(73,916)	$(102,385)
As restated	$(75,168)	$(104,566)

EARNINGS (LOSS) PER COMMON SHARE: BASIC
As previously reported	$(0.82)	$(1.25)
As restated	$(0.83)	$(1.27)

EARNINGS (LOSS) PER COMMON SHARE: DILUTED
As previously reported	$(0.82)	$(1.25)
As restated	$(0.83)	$(1.27)

COMPREHENSIVE INCOME (LOSS)	$(75,147)	$(101,201)
As previously reported	$(76,399)	$(103,382)
As restated

	As of March 31,
Balance Sheet changes:	2006	2005
	(In thousands)
Additional paid-in capital
As previously reported	$654,850	$630,492
As restated	$664,596	$640,238

Accumulated deficit
As previously reported	$(623,245)	$(627,063)
As restated	$(632,991)	$(636,809)
The Company recorded a prior period adjustment to increase additional paid-in capital and accumulated deficit as of the beginning of the year ended March 31, 2003 by $6,313 for the cumulative effect of the error.
For comparability purposes, stock-based compensation historically recorded related to periodic restricted stock awards and included in research and development and selling, general and administrative expenses has been reclassified into stock-based compensation. Of the amounts now reflected as stock-based compensation, $0.4 million, $0.3 million and $1.5 million in 2006, 2005 and 2004, respectively, relate to restricted stock awards and $1.3 million and $2.2 million in 2005 and 2004, respectively, relate to the stock option grant in 2000 for which we are restating the financial statements.
Stock-based compensation has been allocated to expense categories based on where the employees who received the award are classified. The amounts reflected in the consolidated statements of operations and comprehensive income (loss) as stock-based compensation are attributable to research and development and selling, general and administrative as follows: 2006 - $0.2 million and $0.2 million, 2005 - $0.7 million and $0.9 million, 2004 - $1.7 million and $2.0 million, respectively.
* * * * *

EXHIBIT INDEX

Exhibit No.
3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)

3.1(a)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2002.)

3.1(b)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on May 14, 2003 (Incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)

3.2	Second Amended and Restated By-Laws of Alkermes, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 28, 2005.)

4.1	Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)

4.2	Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)

4.3	Specimen of 2002 Preferred Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed on December 13, 2002.)

4.4	Indenture, dated as of February 18, 2000, between Alkermes, Inc. and State Street Bank and Trust Company, as Trustee. (3.75% Subordinated Notes) (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended filed on February 29, 2000 (File No. 333-31354).)

4.5	Form of 3.75% Subordinated Note (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, as amended filed on February 29, 2000 (File No. 333-31354).)

4.6	Rights Agreement, dated as of February 7, 2003, as amended, between Alkermes, Inc. and EquiServe Trust Co., N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)

4.7	Indenture, dated August 22, 2003, between Alkermes, Inc. and U.S. Bank National Association, as Trustee (2.5% Subordinated Notes.) (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, as amended filed on September 3, 2003 (File No. 333-108483).)

4.8	Form of 2 1/2% Subordinated Note (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, as amended filed on September 3, 2003 (File No. 333-108483).)

4.9	Indenture, dated as of February 1, 2005, between RC Royalty Sub LLC and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.)

4.10	Form of Risperdal Consta® PhaRMA(sm)Secured 7% Notes due 2018. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.)

10.1	Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998 (File No. 001-14131).)+

10.2	Stock Option Plan for Non-Employee Directors, as amended. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on October, 1, 2003 (File No. 333-109376).)+

10.3	Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)+

Exhibit No.
10.4	1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.)+

10.5	2002 Restricted Stock Award Plan. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.)+

10.6	Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.7	Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)

10.8	Lease, dated July 26, 1993, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-19267).)

10.8(a)	First Amendment of Lease, dated June 9, 1997, between the Massachusetts Institute of Technology and Alkermes, Inc. (Incorporated by reference to Exhibit 10.8(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1997 (File No. 000-19267).)

10.9	License Agreement, dated as of April 14, 1999, by and between Genentech, Inc. and Alkermes Controlled Therapeutics, Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)*

10.10	Manufacture and Supply Agreement, entered into April 5, 2001, by and between Alkermes, Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)**

10.11	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (U.S.) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)***

10.12	License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except U.S.) (assigned to Alkermes Controlled Therapeutics Inc. II in March 1996). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)***

10.13	Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10.13(a)	Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10.13(b)	Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (Incorporated by reference to Exhibit 10.19(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)§

10.14	Fourth Amendment To Development Agreement and First Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 20, 2000 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.).****

10.15	Third Amendment To Development Agreement, Second Amendment To Manufacturing and Supply Agreement and First Amendment To License Agreements by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated April 1, 2000 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****

Exhibit No.
10.16	Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 21, 2002 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****

10.17	Amendment to Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 16, 2003 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****

10.18	Amendment to Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 22, 2003 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****

10.19	Fourth Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated January 10, 2005 (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****

10.20	Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc., as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)*

10.21	Promissory Note by and between Alkermes, Inc. and General Electric Capital Corporation, dated December 22, 2004. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)

10.22	Master Security Agreement by and between Alkermes, Inc. and General Electric Capital Corporation dated December 22, 2004. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)

10.23	Addendum No. 001 To Master Security Agreement by and between Alkermes, Inc. and General Electric Capital Corporation, dated December 22, 2004. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)

10.24	Employment Agreement, entered into as of February 7, 1991, between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)+

10.25	Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.26	Change in Control Employment Agreement, of various dates, between Alkermes, Inc. and each of James M. Frates, Michael J. Landine, David A. Broecker and Kathryn Biberstein. (Form of agreement incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+

10.27	Employment Agreement, dated December 22, 2000 by and between David A. Broecker and the Registrant. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)+

10.28	Employment Agreement, dated January 8, 2003, by and between Kathryn L. Biberstein and the Registrant. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2003.)+

10.29	Stock Purchase Agreement, dated December 13, 2002, between Alkermes and Eli Lilly and Company. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 16, 2002.)

10.30	Registration Rights Agreement, dated August 19, 2003, between Alkermes, Inc. and U.S. Bancorp. Piper Jaffray Inc. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1, as amended filed on September 3, 2003 (File No. 333-108483).)

Exhibit No.
10.31	License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2005.)*****

10.32	Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2005.)*****

10.33	Amended and Restated January 1, 2005 to March 31, 2006 Named Executive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005.)+

10.34	Amendment to 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q/A for the quarter ended September 30, 2005.)+

10.35	Form of Incentive Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Report on Form 10-K for the year ended March 31, 2006 and filed on June 14, 2006.) +

10.36	Form of Non-Qualified Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Report on Form 10-K for the year ended March 31, 2006 and filed on June 14, 2006.) +

10.37	Form of Stock Option Certificate pursuant to Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Report on Form 10-K for the year ended March 31, 2006 and filed on June 14, 2006.) +

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Report on Form 10-K for the year ended March 31, 2006 and filed on June 14, 2006.)

23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.#

24.1	Power of Attorney (Incorporated by reference to Exhibit 24.1 to the Registrant’s Report on Form 10-K for the year ended March 31, 2006 and filed on June 14, 2006.)

31.1	Rule 13a-14(a)/15d-14(a) Certification.#

31.2	Rule 13a-14(a)/15d-14(a) Certification.#

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

**	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 27, 2001. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

****	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 26, 2005. Such provisions have been filed separately with the Commission.

*****	Confidential status has been requested for certain portions of this document. Such provisions have been filed separately with the Commission.

§	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 16, 2002. Such provisions have been separately filed with the Commission.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Filed herewith.