Form 10-Q
period 2006-09-30
ALKERMES INC
filed 2006-11-09
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock was:

As of November 2,
Class	2006

Common Stock, $.01 par value	100,472,626
Non-Voting Common Stock, $.01 par value	382,632

ALKERMES, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	March 31,
	2006	2006
	(In thousands, except
	share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,055	$33,578
Investments — short-term	263,442	264,389
Receivables	64,284	39,802
Inventory, net	14,514	7,341
Prepaid expenses and other current assets	8,676	2,782

Total current assets	407,971	347,892

PROPERTY, PLANT AND EQUIPMENT:
Land	301	301
Building and improvements	23,930	20,966
Furniture, fixtures and equipment	66,702	61,086
Equipment under capital lease	464	464
Leasehold improvements	46,370	45,842
Construction in progress	29,544	23,555

	167,311	152,214
Less: accumulated depreciation and amortization	(45,452)	(39,297)

Property, plant and equipment — net	121,859	112,917

RESTRICTED INVESTMENTS — long-term	5,144	5,145
OTHER ASSETS	9,133	11,209

TOTAL ASSETS	$544,107	$477,163

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$30,672	$36,141
Accrued interest	2,977	3,239
Accrued restructuring costs	858	852
Unearned milestone revenue — current portion	59,861	83,338
Deferred revenue — current portion	200	200
Convertible subordinated notes — current portion	676	676
Long-term debt — current portion	1,261	1,214

Total current liabilities	96,505	125,660

NON-RECOURSE RISPERDAL CONSTA SECURED 7% NOTES	155,218	153,653
CONVERTIBLE SUBORDINATED NOTES — LONG-TERM PORTION	—	124,346
LONG-TERM DEBT	884	1,519
UNEARNED MILESTONE REVENUE — LONG-TERM PORTION	102,751	16,198
DEFERRED REVENUE — LONG-TERM PORTION	650	750
OTHER LONG-TERM LIABILITIES	6,606	6,821

TOTAL LIABILITIES	362,614	428,947

REDEEMABLE CONVERTIBLE PREFERRED STOCK, par value, $0.01 per share; authorized and issued, 1,500 shares at September 30, 2006 and March 31, 2006 (at liquidation preference)	15,000	15,000

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS’ EQUITY:
Capital stock, par value, $0.01 per share; authorized, 4,550,000 shares (includes 2,997,000 shares of preferred stock); issued, none	—	—
Common stock, par value, $0.01 per share; authorized, 160,000,000 shares; 101,229,825 and 91,744,680 shares issued, 100,406,148 and 91,744,680 shares outstanding at September 30, 2006 and March 31, 2006, respectively	1,012	917
Nonvoting common stock, par value, $0.01 per share; authorized 450,000 shares; issued and outstanding, 382,632 shares at September 30, 2006 and March 31, 2006	4	4
Treasury stock, at cost (823,677 and 0 shares at September 30, 2006 and March 31, 2006, respectively)	(12,492)	—
Additional paid-in capital	806,432	664,596
Deferred compensation	—	(374)
Accumulated other comprehensive income	1,517	1,064
Accumulated deficit	(629,980)	(632,991)

TOTAL SHAREHOLDERS’ EQUITY	166,493	33,216

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$544,107	$477,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

REVENUES:
Manufacturing revenues	$26,122	$13,526	$48,315	$27,509
Royalty revenues	5,813	4,035	10,952	7,639
Research and development revenue under collaborative arrangements	17,624	16,733	32,088	23,984
Net collaborative profit	11,611	12,394	21,353	12,394

Total revenues	61,170	46,688	112,708	71,526

EXPENSES:
Cost of goods manufactured	11,822	4,360	21,160	8,877
Research and development	29,817	19,370	55,680	40,992
Selling, general and administrative	15,677	9,109	32,207	18,061

Total expenses	57,316	32,839	109,047	67,930

OPERATING INCOME	3,854	13,849	3,661	3,596

OTHER INCOME (EXPENSE):
Interest income	4,734	3,019	9,069	4,650
Interest expense	(4,034)	(5,212)	(9,507)	(10,381)
Derivative loss related to convertible subordinated notes	—	(503)	—	(769)
Other (expense) income, net	(664)	599	123	919

Total other income (expense)	36	(2,097)	(315)	(5,581)

INCOME (LOSS) BEFORE INCOME TAXES	3,890	11,752	3,346	(1,985)
INCOME TAXES	164	—	335	—

NET INCOME (LOSS)	$3,726	$11,752	$3,011	$(1,985)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$0.04	$0.13	$0.03	$(0.02)

DILUTED	$0.04	$0.12	$0.03	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	101,331	90,558	97,581	90,475

DILUTED	105,543	96,599	102,536	90,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	September 30,
	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,011	$(1,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	14,718	115
Depreciation and amortization	5,767	5,183
Other non-cash charges	2,228	2,585
Derivative loss related to convertible subordinated notes	—	769
Gain on investments	(153)	(868)
Gain on sale of equipment	(9)	—
Changes in assets and liabilities:
Receivables	(24,482)	(5,036)
Inventory, prepaid expenses and other current assets	(12,483)	(5,095)
Accounts payable, accrued expenses and accrued interest	(5,683)	1,623
Accrued restructuring costs	(280)	(671)
Unearned milestone revenue	63,076	146,412
Deferred revenue	(100)	—
Other long-term liabilities	71	214

Net cash provided by operating activities	45,681	143,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(14,715)	(10,910)
Proceeds from the sale of equipment	15	92
Purchases of short and long-term investments	(189,668)	(514,080)
Sales and maturities of short and long-term investments	190,922	376,703
Decrease in other assets	18	53

Net cash used in investing activities	(13,428)	(148,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,304	1,796
Payment of debt	(588)	(552)
Purchase of treasury stock	(12,492)	—

Net cash (used in) provided by financing activities	(8,776)	1,244

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,477	(3,652)
CASH AND CASH EQUIVALENTS — Beginning of period	33,578	47,485

CASH AND CASH EQUIVALENTS — End of period	$57,055	$43,833

SUPPLEMENTARY INFORMATION:
Cash paid for interest	$4,569	$7,333
Cash paid for taxes	270	—
Noncash activities:
Conversion of 2.5% convertible subordinated notes into common stock	$125,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Alkermes, Inc. (the “Company” or “Alkermes”) for the three and six months ended September 30, 2006 and 2005 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended March 31, 2006. In the opinion of management, the condensed consolidated financial statements include all adjustments that are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (commonly referred to as “GAAP”).

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

Principles of Consolidation — The unaudited condensed consolidated financial statements include the accounts of Alkermes, Inc. and its wholly-owned subsidiaries: Alkermes Controlled Therapeutics, Inc. (“ACT I”); Alkermes Acquisition Corp.; Alkermes Europe, Ltd.; Advanced Inhalation Research, Inc. (“AIR”); and RC Royalty Sub LLC (“Royalty Sub”). The assets of Royalty Sub are not available to satisfy obligations of Alkermes and its subsidiaries, other than the obligations of Royalty Sub including Royalty Sub’s non-recourse RISPERDAL® CONSTA® secured 7% notes (the “Non-Recourse 7% Notes”). Alkermes Controlled Therapeutics Inc. II (“ACT II”) was dissolved on July 31, 2006. Intercompany accounts and transactions have been eliminated.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value in GAAP and expands disclosures about the use of fair value to measure assets and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to SFAS No. 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. SFAS No. 157 is effective for the Company on a prospective basis for the reporting period beginning April 1, 2008. The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 on its financial statements and related disclosures.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48,“Accounting for Uncertainty in Income Taxes” an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition,

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classification, interest and penalties, accounting in interim periods, disclosure and transition and will become effective for the Company on April 1, 2007. The Company is in the process of evaluating the impact of the adoption of FIN No. 48 on its financial statements and related disclosures.

2.	COLLABORATIVE ARRANGEMENTS

In September 2006, the Company and Rensselaer Polytechnic Institute (“RPI”) entered into a license agreement granting the Company exclusive rights to a family of opioid receptor compounds discovered at RPI. These compounds represent an opportunity for the Company to develop therapeutics for a broad range of diseases and medical conditions, including addiction, pain and other central nervous system disorders. The Company will screen this library of compounds and plans to pursue preclinical work of an undisclosed, lead oral compound that has already been identified.

Under the terms of the agreement, RPI granted the Company an exclusive worldwide license to certain patents and patent applications relating to its compounds designed to modulate opioid receptors. The Company will be responsible for the continued research and development of any resulting product candidates. The Company paid RPI a nonrefundable upfront payment and will pay certain milestones relating to clinical development activities and royalties on products resulting from the agreement. All amounts paid to RPI under this license agreement have been expensed and are included in research and development expenses.

3.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended September 30, 2006 and 2005 is as follows:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005

Net income (loss)	$3,726	$11,752	$3,011	$(1,985)
Unrealized gain (loss) on available-for-sale investments	119	(2)	453	134

Comprehensive income (loss)	$3,845	$11,750	$3,464	$(1,851)

4.	EARNINGS (LOSS) PER COMMON SHARE

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

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted earnings (loss) per common share are calculated as follows:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005

Numerator:
Net income (loss)	$3,726	$11,752	$3,011	$(1,985)

Denominator:
Weighted average number of common shares outstanding	101,331	90,558	97,581	90,475
Effect of dilutive securities:
Stock options	3,086	3,674	4,105	—
Restricted stock awards	312	81	220	—
Redeemable convertible preferred stock	814	2,286	630	—

Dilutive common share equivalents	4,212	6,041	4,955	—

Shares used in calculating diluted earnings (loss) per common share	105,543	96,599	102,536	90,475

The following amounts were not included in the calculation of net income (loss) per common share because their effects were anti-dilutive:

			Six Months
			Ended
	Three Months Ended September 30,		September 30,
(In thousands)	2006	2005	2006	2005

Numerator:
Adjustment for interest	$4	$787	$1,235	$1,574
Adjustment for derivative loss	—	503	—	769

Total	$4	$1,290	$1,235	$2,343

Denominator:
Stock options	—	—	—	17,610
Restricted stock awards	—	—	—	81
Redeemable convertible preferred stock	—	—	—	2,835
2.5% convertible subordinated notes	—	9,025	3,699	9,025
3.75% convertible subordinated notes	10	10	10	10

Total	10	9,035	3,709	29,561

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVENTORY, NET

Inventory, net was stated at the lower of cost or market value. Cost was determined using the first-in, first-out method. Inventory, net consisted of the following:

	September 30,	March 31,
(In thousands)	2006	2006

Raw materials	$4,317	$3,757
Work in process	5,728	2,083
Finished goods	4,469	1,501

Total(1)	$14,514	$7,341

(1)	Net of allowances for inventory losses of $1.0 million and $0.8 million as of September 30, 2006 and March 31, 2006, respectively.

6.	CONVERTIBLE SUBORDINATED NOTES

2.5% Convertible Subordinated Notes — On June 15, 2006, the Company converted all of the outstanding $125.0 million principal amount of the 2.5% convertible subordinated notes due 2023 (the “2.5% Subordinated Notes”) into 9,025,271 shares of the Company’s common stock. In connection with the conversion, the Company paid approximately $0.6 million in cash to satisfy a three-year interest make-whole provision in the note indenture. None of the 2.5% Subordinated Notes were outstanding as of September 30, 2006, and no gain or loss was recorded on the conversion of the 2.5% Subordinated Notes, which was executed in accordance with the underlying indenture.

7.	RESTRUCTURING

In connection with the 2004 restructuring program, in which the Company and Genentech, Inc. announced the decision to discontinue commercialization of NUTROPIN DEPOT® (the “2004 Restructuring”), the Company recorded net restructuring charges of approximately $11.5 million in the year ended March 31, 2005. As of September 30, 2006, the Company had paid in cash or written off an aggregate of approximately $9.3 million in facility closure costs and $0.1 million in employee separation costs in connection with the 2004 Restructuring. The amounts remaining in the restructuring accrual as of September 30, 2006 are expected to be paid out through fiscal 2009 and relate primarily to estimates of lease costs associated with the exited facility.

The following table displays the restructuring activity during the six months ended September 30, 2006:

	Balance		Balance
	March 31,		September 30,
(In thousands)	2006	Payments	2006

Employee separation	$9	$—	$9
Facility closure	2,359	(280)	2,079

Total	$2,368	$(280)	$2,088

8.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

In December 2002, the Company and Lilly expanded the collaboration for the development of inhaled formulations of insulin and hGH based on the Company’s AIR® pulmonary drug delivery technology. In connection with the expansion, Lilly purchased $30.0 million of the Company’s newly issued 2002 redeemable convertible preferred stock, $0.01 par value per share (the “Preferred Stock”), in accordance with a stock purchase agreement dated December 13, 2002 (the “Stock Purchase Agreement”). The Preferred Stock has a

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liquidation preference of $10,000 per share and no dividends are payable by the Company on these securities. Lilly has the right to return the Preferred Stock in exchange for a reduction in the royalties payable to the Company on sales of the AIR insulin product, if approved. The Preferred Stock is convertible into the Company’s common stock at market price under certain conditions at the Company’s option, and automatically upon the filing of a NDA with the Food and Drug Administration (“FDA”) for an AIR insulin product.

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

The Preferred Stock is carried on the condensed consolidated balance sheets at its estimated fair value in the amount of $15.0 million as of September 30, 2006 and March 31, 2006. In October 2005, the Company converted 1,500 shares of the Preferred Stock with a carrying value of $15.0 million into 823,677 shares of Company common stock. The conversion secured a proportionate increase in the minimum royalty rate payable to the Company on sales by Lilly of the AIR insulin product, if approved.

Because Lilly has a put right and the Preferred Stock can be returned in circumstances outside of the Company’s control, the Company accounted for the initial issuance of the Preferred Stock as an equity instrument in temporary equity at its initial issuance and conversion value. The Preferred Stock remains in temporary equity until such time as the put right is exercised, no longer has economic effect or becomes unexercisable as a result of a conversion or redemption. The Company re-evaluates the carrying value of the Preferred Stock on a quarterly basis to determine if the fair value is different than its current carrying value. As of September 30, 2006, the Company has determined that the fair value of the Preferred Stock has not changed from its initial issuance amount, other than the change due to the exercise of its conversion right in October 2005, which converted $15.0 million of the Preferred Stock into an equivalent amount of Company common stock.

The Company considers its agreements with Lilly for the development of inhaled formulations of insulin and the Stock Purchase Agreement a single arrangement (the “Arrangement”). As the Arrangement contains elements of funded research and development activities, the Company determined that the Arrangement should be accounted for as a financing arrangement under SFAS No. 68, “Research and Development Arrangements.”

Under the Arrangement, the Company reserves the right to call, subject to Lilly’s approval, the Preferred Stock and Lilly reserves the right to put the Preferred Stock. In both instances, the Preferred Stock would be returned to the Company and Lilly’s rights would be limited to the services required to be performed by the Company under the Arrangement. Accordingly, if and when either the call or put are exercised and the Preferred Stock is returned to the Company, or Lilly’s put rights expire in December 2008, at that time the Preferred Stock will be reclassified to shareholders’ equity at its carrying value.

9.	SHAREHOLDERS’ EQUITY

In June 2006, the Company converted all of its outstanding 2.5% Subordinated Notes into 9,025,271 shares of the Company’s common stock (see Note 6).

In September 2005, the Company’s Board of Directors authorized a share repurchase program up to $15.0 million of common stock to be repurchased in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time. During the six months ended September 30, 2006 and since September 2005, the Company had repurchased 823,677 shares at a cost of approximately $12.5 million under the program.

10.	SHARE-BASED COMPENSATION

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes accounting principles board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Prior to April 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25 and related interpretations, and the Company also followed the disclosure requirements of SFAS No. 123.

The Company has elected to adopt the provisions of SFAS No. 123(R) using the modified prospective transition method, and recognizes share-based compensation cost on a straight-line basis over the requisite service periods of awards. Under the modified prospective transition method, share-based compensation expense is recognized for the portion of outstanding stock options and stock awards granted prior to the adoption of SFAS No. 123(R) for which service has not been rendered, and for any future grants of stock options and stock awards. The Company recognizes share-based compensation cost for awards that have graded vesting on a straight-line basis over the requisite service period of each separately vesting portion.

The following table presents share-based compensation expense for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
(In thousands)	2006	2006

Cost of goods manufactured	$903	$1,163
Research and development	2,232	5,068
Selling, general and administrative	3,236	8,487

Total share-based compensation expense	$6,371	$14,718

As of September 30, 2006, $0.6 million of share-based compensation cost was capitalized and recorded under the caption, “Inventory, net” in the unaudited condensed consolidated balance sheet.

The Company estimates the fair value of stock options on the grant date using the Black-Scholes option-pricing model. Assumptions used to estimate the fair value of stock options are the expected option term, expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and six months ended September 30, 2006. Estimates of fair value may not represent actual future events or the value to be ultimately realized by persons who receive equity awards.

The Company used historical data as the basis for estimating option terms and forfeitures. Separate groups of employees that have similar historical stock option exercise and forfeiture behavior were considered separately for valuation purposes. The ranges of expected terms disclosed below reflect different expected behavior among certain groups of employees. Expected stock volatility factors were based on a weighted average of implied volatilities from traded options on the Company’s common stock and historical stock price

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility of the Company’s common stock, which was determined based on a review of the weighted average of historical weekly price changes of the Company’s common stock. The risk-free interest rate for periods commensurate with the expected term of the share option was based on the United States (“U.S.”) treasury yield curve in effect at the time of grant. The dividend yield on the Company’s common stock was estimated to be zero as the Company does not issue dividends. The exercise price of option grants equals the average of the high and low of the Company’s common stock traded on the NASDAQ National Market on the date of grant.

During the three and six months ended September 30, 2006, the fair value of each stock option grant was estimated on the grant date with the following assumptions:

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Expected option term	4 -5 years	4 -5 years
Expected stock volatility	50%	50%
Risk-free interest rate	4.75% - 5.07%	4.75% - 5.07%
Expected annual dividend yield	—	—

Upon adoption of SFAS No. 123(R), the Company recognized a benefit of approximately $0.02 million as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures on the Company’s restricted stock awards at the date of grant under SFAS No. 123(R) rather than recognizing forfeitures as incurred under APB No. 25. An estimated forfeiture rate was applied to previously recorded compensation expense for the Company’s unvested restricted stock awards to determine the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, was immaterial for separate presentation in the unaudited condensed consolidated statement of operations and was included in operating income in the quarter ended June 30, 2006.

The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income (loss) and earnings (loss) per common share, basic and diluted, for the three and six months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
(In thousands, except per share amounts)	2005	2005

Net income (loss) — as reported	$11,752	$(1,985)
Add: employee share-based compensation expense as reported in the unaudited condensed consolidated statement of operations	57	115
Deduct: employee share-based compensation expense determined under the fair-value method for all options and awards	(5,298)	(11,111)

Net income (loss) — pro-forma	$6,511	$(12,981)

Reported earnings (loss) per common share:
Basic	$0.13	$(0.02)
Diluted	$0.12	$(0.02)
Pro-forma earnings (loss) per common share:
Basic	$0.07	$(0.14)
Diluted	$0.07	$(0.14)

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Expected option term	4 years	4 years
Expected stock volatility	52%	53%
Risk-free interest rate	4.18%	3.95%
Expected annual dividend yield	—	—

Stock Options and Award Plans

The Company’s stock option plans (the “Plans”) provide for issuance of nonqualified and incentive stock options to employees, officers and directors of, and consultants to, the Company. Stock options generally expire ten years from the grant date and generally vest ratably over a four-year period, except for grants to the non-employee directors and part-time employee directors, which vest over six months. The exercise price of stock options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date of grant. The measurement date for accounting purposes is the date that all elements of the grant are fixed and notification of the grant is made to recipients within a reasonable time. Under the terms of one plan, the option exercise price may be below the fair market value, but not below par value, of the underlying stock at the time the option is granted.

The Compensation Committee of the Board of Directors is responsible for administering the Company’s equity plans other than the non-employee director stock plans. The Limited Compensation Sub-Committee has the authority to make individual grants of options under certain of the Company’s stock option plans to purchase shares of common stock to employees of the Company who are not subject to the reporting requirements of the Securities Exchange Act. The Limited Compensation Sub-Committee has generally approved new hire employee stock option grants of up to the limit of its authority. Until July 2006, such authority was limited to 5,000 shares per individual grant. In July 2006, this limit was raised by the Compensation Committee to 25,000 shares per individual grant and limited to employees who are not subject to the reporting requirements of the Securities Exchange Act and below the level of Vice President of the Company.

The Compensation Committee has established procedures for the grant of options to new employees. The Limited Compensation Sub-Committee grants options to new hires, within the limits of its authority, on the first Wednesday following the first Monday of each month (or the first business day thereafter if such day is a holiday) (the “New Hire Grant Date”) for all new hires beginning their employment the prior month. New hire grants that exceed the authority of the Limited Compensation Sub-Committee will be granted on the New Hire Grant Date by the Compensation Committee as a whole.

The Compensation Committee has also established procedures for regular grants of stock options to Company employees. The Compensation Committee considers the grant of stock options twice a year at meetings held in conjunction with meetings of the Company’s Board of Directors regularly scheduled around May and December; however, no grant of options will be made effective in May until forty-eight hours after the announcement of the Company’s fiscal year-end results.

The Board of Directors administers the stock option plans for non-employee directors.

Under the 1990 Omnibus Stock Option Plan, (the “1990 Plan”) limited stock appreciation rights (“LSARs”) may be granted to all or any portion of shares covered by stock options granted to directors and executive officers. LSARs may be granted with the grant of a nonqualified stock option or at any time during

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the term of such option but could only be granted at the time of the grant in the case of an incentive stock option. The grants of LSARs are not effective until six months after their date of grant. Upon the occurrence of certain triggering events, including a change of control, the options with respect to which LSARs have been granted shall become immediately exercisable and the persons who have received LSARs will automatically receive a cash payment in lieu of shares. As of September 30, 2006, there were no LSARs outstanding under the 1990 Plan. No LSARs were granted during the three and six months ended September 30, 2006 and 2005.

The Company has also adopted restricted stock award plans (the “Award Plans”) which provide for awards to certain eligible employees, officers and directors of, and consultants to, the Company of up to a maximum of 1,300,000 shares of common stock. Awards may vest based on cliff vesting or grading vesting and vest over various periods. As of September 30, 2006, the Company has reserved a total of 651,974 shares of common stock for issuance upon release of awards that have been or may be granted under the Award Plans.

The Company generally issues common stock from previously authorized but unissued shares to satisfy option exercises and restricted stock awards.

The following table sets forth the stock option and restricted stock award activity during the six months ended September 30, 2006:

				Restricted Stock
	Options Outstanding			Awards Outstanding
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Grant Date
	Shares	Price	Term	Shares	Fair Value
			(In years)

Outstanding at March 31, 2006	18,733,823	$16.09	6.71	91,000	$8.15
Granted	1,248,730	19.32	—	297,500	18.99
Exercised	(393,680)	10.93		—	—
Vesting of restricted stock	—	—	—	(94,175)	17.41
Cancelled	(341,441)	15.45	—	(2,000)	11.45

Outstanding at September 30, 2006	19,247,432	$16.43	6.41	292,325	$16.18

Exercisable at September 30, 2006	11,785,358	$16.85	5.16	—	$—

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding and exercisable stock options under the Plans as of September 30, 2006 are summarized below:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
		(In years)

$ 0.30 - $ 7.69	2,612,962	5.40	$6.57	2,212,341	$6.42
7.72 - 12.16	2,779,887	6.07	10.73	1,912,384	10.38
12.19 - 14.57	2,209,944	7.58	13.43	1,079,331	13.40
14.76 - 16.33	2,762,215	8.05	15.01	758,327	15.06
16.69 - 18.60	3,697,347	6.66	17.63	1,738,839	16.77
18.61 - 28.25	2,868,477	6.70	21.15	1,767,536	21.12
28.30 - 96.88	2,316,600	4.15	31.15	2,316,600	31.15

$ 0.30 - $96.88	19,247,432	6.41	$16.43	11,785,358	$16.85

As of September 30, 2006, the Company has reserved a total of 22,735,601 shares of common stock for issuance upon exercise of stock options that have been or may be granted under the Plans.

The following table sets forth the activity for unvested stock options and restricted stock awards for the six months ended September 30, 2006:

			Unvested Restricted
	Unvested Stock Options		Stock Awards
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Grant Date
	Shares	Price	Shares	Fair Value

Unvested at March 31, 2006	7,373,398	$16.97	91,000	$8.15
Granted	1,248,730	19.32	297,500	18.99
Vested	(889,294)	10.48	(94,175)	17.41
Cancelled	(270,760)	15.44	(2,000)	11.45

Unvested at September 30, 2006	7,462,074	$15.77	292,325	$16.18

The weighted average grant date fair value of stock options granted during the six months ended September 30, 2006 and 2005 was $9.08 and $5.76, respectively. The aggregate intrinsic value of stock options exercised during the six months ended September 30, 2006 and 2005 was $3.0 million and $2.1 million, respectively. As of September 30, 2006, the aggregate intrinsic value of stock options outstanding and exercisable was $46.3 million and $34.6 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

As of September 30, 2006, there was $29.5 million and $3.8 million total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Plans and Award Plans, respectively. This cost is expected to be recognized over a weighted average period of approximately 2.4 years and 1.9 years for the Company’s Plans and Award Plans, respectively.

Cash received from option exercises under the Company’s Plans during the six months ended September 30, 2006 was $4.3 million.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the Company’s full valuation allowance on its deferred tax assets and carryforwards, the Company did not record any tax benefits from option exercises under the share-based payment arrangements during the three and six months ended September 30, 2006 and 2005.

11.	INCOME TAXES

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. As of September 30, 2006, the Company determined that the deferred tax assets may not be realized and a full valuation allowance has been recorded.

The provision for income taxes in the amount of approximately $0.2 million and $0.3 million for the three and six months ended September 30, 2006, respectively, related to the U.S. alternative minimum tax. Tax recognition of a portion of the nonrefundable payment received from Cephalon, Inc. (“Cephalon”) during fiscal 2006 was deferred to fiscal 2007 when it will be recognized in full. Utilization of tax loss carryforwards is limited against the U.S. alternative minimum tax resulting in federal tax obligations in fiscal 2007.

12.	LEGAL MATTERS

On August 16, 2006, a purported shareholder derivative lawsuit, captioned “Maxine Phillips vs. Richard Pops et al.” and docketed as CIV-06-2931, was filed ostensibly on the Company’s behalf in Middlesex County Superior Court, Massachusetts. The complaint in that lawsuit alleged, among other things, that, in connection with certain stock option grants made by the Company, certain of the Company’s directors and officers committed violations of state law, including breaches of fiduciary duty. The complaint named the Company as a nominal defendant, but did not seek any monetary relief from the Company. The lawsuit sought recovery of damages allegedly caused to the Company as well as certain other relief. On September 13, 2006, the plaintiff voluntarily dismissed this action without prejudice.

On October 10, 2006, a purported shareholder derivative lawsuit, captioned “Thomas Bennett, III vs. Richard Pops et al.” and docketed as CIV-06-3606, was filed ostensibly on the Company’s behalf in Middlesex County Superior Court, Massachusetts. The complaint in that lawsuit alleges, among other things, that, in connection with certain stock option grants made by the Company, certain of the Company’s directors and officers committed violations of state law, including breaches of fiduciary duty. The complaint names Alkermes as a nominal defendant, but does not seek any monetary relief from the Company. The lawsuit seeks recovery of damages allegedly caused to the Company as well as certain other relief, including an order requiring the Company to take action to enhance its corporate governance and internal procedures.

The Company has received four letters, allegedly sent on behalf of owners of its securities, which claim, among other things, that certain of the Company’s officers and directors breached their fiduciary duties to the Company by, among other allegations, allegedly violating the terms of the Company’s stock option plans, allegedly violating GAAP by failing to recognize compensation expenses with respect to certain option grants during certain years, and allegedly publishing materially inaccurate financial statements relating to the Company. The letters demand, among other things, that the Company’s board of directors take action on the Company’s behalf to recover from the current and former officers and directors identified in the letters the damages allegedly sustained by the Company as a result of their alleged conduct, among other amounts. The letters do not seek any monetary recovery from the Company itself. The Company’s board of directors appointed a special independent committee of the Board to investigate, assess and evaluate the allegations contained in these and any other demand letters relating to the Company’s stock option granting practices and to report its findings, conclusions and recommendations to the Board. The special independent committee was assisted by outside counsel. In November 2006, based on the results of its investigation, the special independent committee of the Board concluded that the assertions contained in the demand letters lacked merit and that it would not be in the best interests of the Company or its shareholders to commence litigation

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against the Company’s current or former officers or directors as demanded in the letters. The findings and conclusions of the special independent committee of the Board have been presented to and adopted by the Company’s board of directors.

13.	SUBSEQUENT EVENT

On October 17, 2006, the Company and Cephalon executed a binding amendment (the “Amendment”) to the existing license and collaboration agreement dated June 23, 2005 between the parties (the “License Agreement”) and the supply agreement dated June 23, 2005 between the parties (the “Supply Agreement”). Under the Amendment, the parties agreed to revise the provisions set forth in the License Agreement with respect to the first $120.0 million of cumulative net losses of the collaboration incurred prior to December 31, 2007, for which the Company is responsible. Specifically, Cephalon agreed to be responsible for its own VIVITROL® related costs during the period August 1, 2006 through December 31, 2006 and, consequently, during this period, no such costs will be chargeable by Cephalon to the collaboration and against the $120.0 million cumulative net loss cap.

Currently, the Company is manufacturing VIVITROL on one manufacturing line at its plant in Wilmington, Ohio. Under the Amendment, the parties agreed to amend the Supply Agreement to provide that Cephalon will purchase from the Company two additional VIVITROL manufacturing lines (and related equipment). As of the date the Amendment was executed, the Company had spent approximately $19.4 million on the construction of these two manufacturing lines, and the Company will be reimbursed by Cephalon for these costs and for certain future capital improvements related to these two manufacturing lines. Cephalon also has granted the Company an option, exercisable after two years, to repurchase these manufacturing lines at the then current net book value of the assets.

The parties intend to execute definitive, formal amendments to the License Agreement and Supply Agreement that will encompass the terms contained in the Amendment.

The amount that the Company receives from Cephalon for the purchase of the capital assets related to the two additional VIVITROL manufacturing lines will be recorded under the caption “Deferred revenue” in the consolidated balance sheets and will be recognized as revenue over the depreciable life of the assets at amounts equal to the related asset depreciation.

Amounts that the Company may receive from Cephalon as reimbursement for other costs related to the two additional VIVITROL manufacturing lines that were previously expensed by the Company and charged to the collaboration, primarily internal or temporary employee or full-time equivalent (“FTE”)-related time, will be recorded under the caption “Unearned milestone revenue” in the consolidated balance sheets and will be earned in accordance with the Company’s revenue recognition policy for VIVITROL. The Company and Cephalon have agreed to increase the $120.0 million cumulative net loss cap for these amounts.

Any future FTE-related costs incurred by the Company related to the construction and validation of the VIVITROL manufacturing lines that may be reimbursed by Cephalon will be recorded as research and development revenue when incurred.

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

We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans, term loans, equipment financing arrangements and payments received under research and development agreements and other agreements with collaborators. We expect to incur significant additional research and development and other costs in connection with collaborative arrangements as we expand the development of our proprietary product candidates, including costs related to preclinical studies, clinical trials and facilities expansion. Our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any future products to be marketed by us or our collaborators, if any, may exceed revenues in the future, which may result in losses from operations.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees; and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: the achievement of certain business and operating milestones and future operating results and profitability; continued revenue growth from RISPERDAL CONSTA; the successful launch and commercialization of VIVITROL; recognition of milestone payments from our partner Cephalon related to the future sales of VIVITROL; the successful continuation of development activities for our programs, including long-acting release (“LAR”) formulation of exenatide (“exenatide LAR”), AIR® Inhaled Insulin (“AIR Insulin”) and AIR® parathyroid hormone (“AIR PTH”); the successful manufacture of our products and product candidates, including RISPERDAL CONSTA and VIVITROL, and the successful manufacture of exenatide LAR by Amylin Pharmaceuticals, Inc. (“Amylin”); the building of a selling and marketing infrastructure for VIVITROL by ourselves or our partner Cephalon; whether we can successfully manufacture VIVITROL at a commercial scale; and the successful scale-up, establishment and expansion of manufacturing capacity. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) manufacturing and royalty revenues for RISPERDAL CONSTA may not continue to grow, particularly because we rely on our partner, Janssen, to forecast and market this product; (ii) we may be unable to manufacture RISPERDAL CONSTA in sufficient quantities and with sufficient yields to meet Janssen’s requirements or to add additional production capacity for RISPERDAL CONSTA, or unexpected events could interrupt manufacturing operations at our RISPERDAL CONSTA facility, which is the sole source of supply for that product; (iii) we may be unable to manufacture VIVITROL economically or in sufficient quantities and with sufficient yields to meet our own or our partner Cephalon’s requirements or add additional production capacity for VIVITROL, or unexpected events could interrupt manufacturing operations at our VIVITROL facility, which is the sole source of supply for that product; (iv) we and our partner Cephalon may be unable to develop the selling and marketing capabilities, and/or infrastructure necessary to jointly support the commercialization of VIVITROL; (v) we and our partner Cephalon may be unable to commercialize VIVITROL successfully; (vi) VIVITROL may not produce significant revenues; (vii) because we have limited selling, marketing and distribution experience, we depend significantly on our partner Cephalon to successfully commercialize VIVITROL; (viii) third party payors may not cover or reimburse VIVITROL; (ix) we may be unable to scale-up and manufacture our other product candidates, including exenatide LAR and AIR Insulin and AIR PTH, commercially or economically; (x) we may not be able to source raw materials for our production processes from third parties; (xi) we may not be able to successfully transfer manufacturing technology for exenatide LAR to Amylin and Amylin may not be able to successfully operate the manufacturing facility for exenatide LAR; (xii) our other product candidates, if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved and, if launched, may not produce significant revenues; (xiii) we rely on our partners to determine the regulatory and marketing strategies for RISPERDAL CONSTA and our other partnered, non-proprietary programs; (xiv) we rely on our partner Cephalon to commercialize VIVITROL in the U.S.; (xv) RISPERDAL CONSTA, VIVITROL and our product candidates in commercial use may have unintended side effects, adverse reactions or incidents of misuse and the U.S. Food and Drug Administration (“FDA”) or other health authorities could require post approval studies or require removal of our products from the market; (xvi) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (xvii) clinical trials may take more time or consume more resources than initially envisioned; (xviii) results of earlier clinical trials may not necessarily be predictive of the safety and efficacy results in larger clinical trials; (xix) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials, and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed; (xx) after the completion of clinical trials for our product candidates and the submission for marketing approval, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays or the failure of such product to receive marketing approval; (xxi) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xxii) technological change in the biotechnology or pharmaceutical industries could render our product candidates obsolete or non-competitive; (xxiii) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xxiv) we may continue to incur losses in the future; (xxv) the effect of our adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R),“Share-Based Payment” on our results of operations depends on a number of factors, many of which are out of our control, including estimates of stock price volatility, option terms, interest rates, the number and type of stock options and stock awards granted during the reporting period, as well as other factors; (xxvi) we face potential liabilities and diversion of management’s attention as a result of an ongoing informal SEC inquiry into, and private litigation relating to, our past practices with respect to equity incentives; (xxvii) we may not recoup any of our $100.0 million investment in Reliant Pharmaceuticals, LLC (“Reliant”); and (xxviii) we may need to raise substantial additional funding to continue research and development programs and clinical trials and other operations and could incur difficulties or setbacks in raising such funds.

The forward-looking statements made in this document are made only as of the date hereof and we do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

Collaborative Arrangements

In October 2006, we and Cephalon executed a binding amendment (the “Amendment”) to the existing license and collaboration agreement dated June 23, 2005 between the parties (the “License Agreement”) and the supply agreement dated June 23, 2005 between the parties (the “Supply Agreement”). Under the Amendment, the parties agreed to revise the provisions set forth in the License Agreement with respect to the first $120.0 million of cumulative net losses of the collaboration incurred prior to December 31, 2007, for which we are responsible. Specifically, Cephalon agreed to be responsible for its own VIVITROL related costs during the period August 1, 2006 through December 31, 2006 and, consequently, for this period no such costs will be chargeable by Cephalon to the collaboration and against the $120.0 million cumulative net loss cap.

Currently, we are manufacturing VIVITROL on one manufacturing line at our plant in Wilmington, Ohio. Under the Amendment, the parties agreed to amend the Supply Agreement to provide that Cephalon will purchase from us two additional VIVITROL manufacturing lines (and related equipment). As of the date the Amendment was executed, we had spent approximately $19.4 million on the construction of these two manufacturing lines and will be reimbursed by Cephalon for these costs and for certain future capital improvements related to these two manufacturing lines. Cephalon also has granted us an option, exercisable after two years, to repurchase these manufacturing lines at the then-current net book value of the assets.

The parties intend to execute definitive, formal amendments to the License Agreement and Supply Agreement that will encompass the terms contained in the Amendment.

In September 2006, we and Rensselaer Polytechnic Institute (“RPI”) entered into a license agreement granting us exclusive rights to a family of opioid receptor compounds discovered at RPI. These compounds represent an opportunity for us to develop important therapeutics for a broad range of diseases and medical conditions, including addiction, pain and other central nervous system (“CNS”) disorders. We will screen this library of compounds and plan to pursue preclinical work of an undisclosed, lead oral compound that has already been identified.

Under the terms of the agreement, RPI granted us an exclusive worldwide license to certain patents and patent applications relating to its compounds designed to modulate opioid receptors. We will be responsible for the continued research and development of any resulting product candidates. We paid RPI a nonrefundable upfront payment and will pay certain milestones relating to clinical development activities and royalties on products resulting from the agreement. All amounts paid to RPI under this license agreement have been expensed and are included in research and development expenses. RPI will receive certain milestone payments relating to clinical development activities and royalties on products resulting from the agreement.

Product Developments

RISPERDAL CONSTA

In October 2006, the results of an observational study conducted among a population of United States veterans was presented at the American Psychiatric Association’s 58th Institute of Psychiatric Services. In this study, patients with schizophrenia or schizoaffective disorder taking RISPERDAL CONSTA were observed to have fewer psychiatric-related hospitalizations, and additionally fewer psychiatric-related inpatient days per month, improved antipsychotic medication compliance, and lower total monthly medical costs, as compared to their experience prior to initiating treatment with RISPERDAL CONSTA.

In this study, healthcare claims data were analyzed from 106 eligible patients with schizophrenia or schizoaffective disorder in the Ohio Veterans Affairs (“VA”) Healthcare System. Patients ranged in age from 30-85 years old and were mostly male. Eligible patients must have had at least four doses of RISPERDAL CONSTA during the analysis period. The primary analysis was based on a comparison of the patients’ own psychiatric-related hospitalizations and psychiatric-related healthcare resource utilization pre- and post-

initiation of treatment with the therapy. The period of time reviewed for each patient prior to RISPERDAL CONSTA treatment was equal to the available period of follow up after treatment initiation. In this manner, each patient served as his or her own control.

VIVITROL

In June 2006, VIVITROL became commercially available in the U.S.

ALKS 29

In October 2006, we announced the expansion of our addiction drug franchise to include a program to develop oral products for the treatment of addiction. As part of this initiative, we have commenced enrollment in a clinical trial for an undisclosed oral compound, ALKS 29, a new product candidate for the treatment of alcohol dependence. The Phase I/II multi-center, randomized, double-blind, placebo-controlled study is designed to assess the efficacy and safety of ALKS 29 in alcohol dependent patients. We intend to enroll 150 patients in the eight-week study. Patients will be segmented into several dose groups and will receive daily oral administrations of ALKS 29.

AIR Insulin

In June 2006, we and Eli Lilly and Company (“Lilly”) reported new study results of the companies’ investigational AIR Inhaled Insulin System (the “AIR Insulin System”), including the first published analysis of the effect of chronic obstructive pulmonary disease (“COPD”) on inhaled insulin absorption and action; the importance to patients of simple, patient-directed training of an inhaled insulin system; and dosing flexibility with the AIR Insulin System. These study findings were presented at the American Diabetes Association’s 66th Annual Scientific Sessions in Washington, D.C. This Phase I study is the first published analysis of the effect of COPD on inhaled insulin absorption and action and was designed to evaluate the impact that compromised lung function has on inhaled insulin dose delivery. As expected in a patient population with compromised lung function, the absorption and action of AIR Insulin was reduced by a consistent amount in the presence of COPD. The results also demonstrated that AIR Insulin was able to deliver similar results on different days in patients with or without COPD and was generally well-tolerated.

In June 2006, we and Lilly announced the completion of patient enrollment in a pivotal safety study required for registration for the AIR Insulin System. The goal of the study was to more fully define the safety and efficacy of the AIR Insulin System in patients with type one diabetes. This study was part of a comprehensive Phase III clinical program that began in July 2005, and which includes pivotal efficacy studies and additional long-term safety studies in both type one and type two patients with diabetes.

Exenatide LAR

In June 2006, we, Amylin and Lilly announced detailed results from a safety and efficacy study of the LAR formulation of BYETTA® (exenatide) injection. Data from the study demonstrated that 86 percent of patients using the higher of two doses of the once-weekly formulation of exenatide were able to achieve recommended levels of glucose control, as measured by hemoglobin A1C (“A1C”), with an average improvement of approximately two percent compared to placebo. These study findings were presented at the Annual Meeting of the European Association for the Study of Diabetes (EASD) in Copenhagen. The study was conducted in 45 patients with type two diabetes unable to achieve adequate glucose control with metformin or a diet and exercise regimen. The patients received a once-weekly subcutaneous injection of exenatide LAR (either 0.8 mg or 2.0 mg) or placebo. After 15 weeks of treatment there was a 12-week safety monitoring period during which no study medication was administered. Dose-dependent improvements in A1C and weight loss were observed at 15 weeks.

Critical Accounting Policies

As fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K/A for the year ended March 31, 2006, we consider our critical accounting policies to be as follows. We refer the reader to our Annual Report on Form 10-K/A for more information on these policies.

•	Revenue recognition;

•	Derivatives embedded in certain debt securities;

•	Cost of goods manufactured;

•	Research and development expenses;

•	Restructuring charges;

•	Warrant valuation;

•	Accrued expenses; and

•	Income taxes.

We have added the following to our critical accounting policies discussed in our Annual Report on Form 10-K/A for the year ended March 31, 2006.

Share-based Compensation.  Effective April 1, 2006, we account for share-based compensation in accordance with SFAS No. 123(R). Under SFAS No. 123(R), share-based compensation reflects the fair value of share-based awards measured at the grant date, is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant) and is adjusted each period for anticipated forfeitures. We estimate the fair value of stock options on the grant date using the Black-Scholes option-pricing model. Assumptions used to estimate the fair value of stock options are the expected option term, expected volatility of our Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term and our Company’s expected annual dividend yield. Certain of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited.

We elected to adopt the provisions of SFAS No. 123(R) using the modified prospective transition method, and we recognize share-based compensation cost on a straight-line basis over the requisite service periods of awards. Under the modified prospective transition method, share-based compensation expense is recognized for the portion of outstanding stock options and stock awards granted prior to the adoption of SFAS No. 123(R) for which service has not been rendered, and for any future grants of stock options and stock awards. We recognize share-based compensation cost for awards that have graded vesting on a straight-line basis over the requisite service period of each separately vesting portion.

Measurement of Redeemable Convertible Preferred Stock.  Our redeemable convertible preferred stock, $0.01 par value per share (the “Preferred Stock”), is carried on the condensed consolidated balance sheets at its estimated fair value. We re-evaluate the fair value of the Preferred Stock on a quarterly basis, and increases or decreases in the value of this redeemable security would be recorded as adjustments to shareholders’ equity. The Preferred Stock is not a traded security; thus, market quotations are not available, and the estimate of fair value is based upon an estimation process used by management. The process of estimating the fair value of a security with features such as are contained within the Preferred Stock is complex and involves multiple assumptions regarding factors such as future revenues generated by our partner for certain products still in development, judgments which may be made by the parties to the security, and assumptions about the future market potential for insulin based products. Certain of these assumptions are highly subjective and require the exercise of management judgment.

Results of Operations

Net income in accordance with accounting principles generally accepted in the United States of America (commonly referred to as “GAAP”) for the three months ended September 30, 2006 was $3.7 million, or $0.04 per common share — basic and diluted, as compared to net income of $11.8 million, or $0.13 per common share — basic and $0.12 per common share — diluted, for the three months ended September 30, 2005.

Net income for the six months ended September 30, 2006 was $3.0 million, or $0.03 per common share — basic and $0.03 per common share — diluted, as compared to a net loss of $2.0 million, or a net loss of $0.02 per common share — basic and diluted, for the six months ended September 30, 2005.

Total revenues were $61.2 million and $112.7 million for the three and six months ended September 30, 2006, respectively, as compared to $46.7 million and $71.5 million for the three and six months ended September 30, 2005, respectively.

Total manufacturing revenues were $26.1 million and $48.3 million for the three and six months ended September 30, 2006, respectively, as compared to $13.5 million and $27.5 million for the three and six months ended September 30, 2005, respectively. The increase in manufacturing revenues for the three and six months ended September 30, 2006, as compared to the same periods in 2005, was due to increased shipments of RISPERDAL CONSTA to Janssen, shipments of VIVITROL to our partner Cephalon and recognition of milestone revenue related to the manufacture of VIVITROL.

RISPERDAL CONSTA manufacturing revenue was $20.9 million and $40.0 million for the three and six months ended September 30, 2006, respectively, as compared to $13.5 million and $27.5 million for the three and six months ended September 30, 2005, respectively. The increase in RISPERDAL CONSTA revenues in the three and six months ended September 30, 2006, as compared to the same periods in 2005, was due to increased shipments of the product to Janssen to satisfy demand. Under our manufacturing and supply agreement with Janssen, we earn manufacturing revenues upon shipment of product by us to Janssen based on a percentage of Janssen’s net sales price. This percentage is based on the anticipated volume of units shipped to Janssen in any given calendar year, with a minimum manufacturing fee of 7.5%. We anticipate that we will earn manufacturing revenues at 7.5% of Janssen’s net sales price for RISPERDAL CONSTA in the fiscal year ending March 31, 2007 and beyond. We earned manufacturing revenues at an average of 7.5% of Janssen’s net sales price in the fiscal year ended March 31, 2006.

VIVITROL manufacturing revenue was $5.2 million and $8.3 million for the three and six months ended September 30, 2006, respectively. We began shipping VIVITROL to our partner Cephalon for the first time during the quarter ended June 30, 2006 and therefore we did not record any manufacturing revenue related to VIVITROL for any periods in fiscal 2006. Under our agreements with Cephalon, we bill Cephalon at cost for finished commercial product shipped to them. VIVITROL manufacturing revenue for the three and six months ended September 30, 2006 included $0.5 million and $0.8 million, respectively, of milestone revenue related to manufacturing profit on VIVITROL. This equates to a 10% profit margin on sales of VIVITROL to Cephalon. We recognized this revenue for the first time during the quarter ended June 30, 2006 as we began shipping VIVITROL to Cephalon.

Total royalty revenues were $5.8 million and $11.0 million for the three and six months ended September 30, 2006, respectively, based on RISPERDAL CONSTA sales of approximately $232 million and $437 million, respectively, as compared to $4.0 million and $7.6 million for the three and six months ended September 30, 2005, respectively, based on RISPERDAL CONSTA sales of approximately $161 million and $305 million, respectively. The increase in royalty revenues for the three and six months ended September 30, 2006, as compared to the same periods in 2005, was due to an increase in global sales of RISPERDAL CONSTA by Janssen. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of RISPERDAL CONSTA in the quarter when the product is sold by Janssen, based upon net sales reports furnished by Janssen.

Research and development revenue under collaborative arrangements was $17.6 million and $32.1 million for the three and six months ended September 30, 2006, respectively, as compared to $16.7 million and $24.0 million for the three and six months ended September 30, 2005, respectively. The increase in research and development revenue for the three and six months ended September 30, 2006, as compared to the same periods in 2005, was primarily due to increases in revenues related to work performed on the AIR Insulin and exenatide LAR programs. Research and development revenue for the three and six months ended September 30,

2005 included $9.0 million for a milestone payment we received from Lilly in September 2005 in conjunction with the initiation of the Phase III clinical program for AIR Insulin.

Net collaborative profit was $11.6 million and $21.4 million for the three and six months ended September 30, 2006, respectively. For the three and six months ended September 30, 2006, we recognized $16.2 million and $43.6 million of milestone revenue — cost recovery, respectively, to offset net losses incurred on VIVITROL by both us and Cephalon. This consisted of $10.1 million and $18.5 million of expenses that we incurred on behalf of the collaboration during the three and six months ended September 30, 2006, respectively, $6.0 million and $24.8 million of net losses incurred by Cephalon on behalf of the collaboration during the three and six months ended September 30, 2006, respectively, and $0.1 million and $0.3 million of expenses on VIVITROL-related expenditures outside the collaboration during the three and six months ended September 30, 2006, respectively, for which we were solely responsible. In addition, following FDA approval of VIVITROL, we recognized $1.4 million and $2.6 million for the three and six months ended September 30, 2006, respectively, of milestone revenue related to the licenses provided to Cephalon to commercialize VIVITROL. During the three and six months ended September 30, 2006, we made payments of $5.9 million and $24.8 million, respectively, to Cephalon to reimburse their net losses on VIVITROL. In the aggregate, net collaborative profit of $11.6 million and $21.4 million for the three and six months ended September 30, 2006, respectively, consisted of approximately $17.5 million and $46.2 million of milestone revenue, respectively, partially offset by the $5.9 million and $24.8 million, respectively, of payments we made to Cephalon to reimburse their net losses on VIVITROL.

Net collaborative profit was $12.4 million for the three and six months ended September 30, 2005. For the three and six months ended September 30, 2005, we recognized $13.6 million of milestone revenue — cost recovery to offset net losses incurred on VIVITROL by both us and Cephalon. This consisted of $6.6 million of expenses that we incurred on behalf of the collaboration during the three and six months ended September 30, 2005, $1.2 million of net losses incurred by Cephalon on behalf of the collaboration during the three and six months ended September 30, 2005 and $5.8 million of expenses that we incurred with respect to our efforts to obtain FDA approval of VIVITROL during the three and six months ended September 30, 2005, for which we were solely responsible. We did not recognize any milestone revenue related to the licenses provided to Cephalon to commercialize VIVITROL during the three and six months ended September 30, 2005. During the three and six months ended September 30, 2005, we made payments of $1.2 million to Cephalon to reimburse their net losses on VIVITROL. In the aggregate, net collaborative profit of $12.4 million for the three and six months ended September 30, 2005 consisted of $13.6 million of milestone revenue, partially offset by the $1.2 million of payments we made to Cephalon to reimburse their net losses on VIVITROL.

Following is a summary of net collaborative profit for the three and six months ended September 30, 2006 and 2005:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005

Milestone revenue — cost recovery:
Alkermes expenses incurred on behalf of the collaboration	$10,117	$6,556	$18,473	$6,556
Cephalon net losses incurred on behalf of the collaboration	5,943	1,194	24,816	1,194
Alkermes expenses for which Alkermes was solely responsible	102	5,838	297	5,838

Total milestone revenue — cost recovery	16,162	13,588	43,586	13,588
Milestone revenue — licenses	1,392	—	2,583	—

Total milestone revenue — cost recovery and licenses	17,554	13,588	46,169	13,588
Payments made to Cephalon to reimburse their net losses	(5,943)	(1,194)	(24,816)	(1,194)

Net collaborative profit	$11,611	$12,394	$21,353	$12,394

On April 27, 2006, we received a nonrefundable milestone payment of $110.0 million from Cephalon following approval of VIVITROL by the FDA. The payment was deemed to be arrangement consideration in accordance with Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The payment was recorded in our unaudited condensed consolidated balance sheets under the caption “Unearned milestone revenue — long-term portion.” The classification between the current and long-term portions of unearned milestone revenue was based on our estimate of whether the related milestone revenue was expected to be recognized during or beyond the 12-month period following September 30, 2006, respectively.

We are responsible for the first $120.0 million of cumulative net losses incurred on VIVITROL through December 31, 2007. Through September 30, 2006, the cumulative net losses incurred by us and Cephalon on VIVITROL, against this $120.0 million, were $84.3 million, of which $38.3 million was incurred by us on behalf of the collaboration and $46.0 million was incurred by Cephalon on behalf of the collaboration.

Pursuant to the Amendment discussed under “Collaborative Arrangements” above, Cephalon is responsible for its own VIVITROL- related costs during the period August 1, 2006 through December 31, 2006, and for this period no such costs will be chargeable by Cephalon to the collaboration and against the $120.0 million cumulative net loss cap. Accordingly, we will not reimburse Cephalon for any of their VIVITROL-related costs during this period.

Our estimates of the fair value of deliverables under our agreements with Cephalon, upon which the $270.0 million of arrangement consideration is allocated, are reviewed periodically and adjusted, as appropriate. Our methodologies for estimating the fair values are discussed under our “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K/A for the year ended March 31, 2006. We have adjusted the estimate of the deliverable “shared profits and losses on the products” from the previous estimate of $137.0 million to $144.0 million. This adjustment reflects an increase in the estimate of our VIVITROL-related expenditures outside the collaboration through December 31, 2007, for which we were solely responsible. The estimate of the deliverable “manufacturing of the products” is unchanged from the previous estimate of $78.0 million. We have adjusted the estimate of the deliverable “development and licenses for the products” from the previous estimate of $55.0 million to $48.0 million. The adjustment to the estimate of this deliverable is an offset to the increase in the estimate of the deliverable “shared profits and losses on the products,” as it is based on the residual method of deriving fair value under the aforementioned accounting policies.

Cost of goods manufactured was $11.8 million and $21.2 million for the three and six months ended September 30, 2006, respectively, as compared to $4.4 million and $8.9 million for the three and six months ended September 30, 2005, respectively. The increase in cost of goods manufactured for the three and six months ended September 30, 2006, as compared to the same periods in 2005, was due to increased shipments of RISPERDAL CONSTA to Janssen, shipments of VIVITROL to Cephalon and to share-based compensation expense resulting from the adoption of SFAS No. 123(R) beginning April 1, 2006. Cost of goods manufactured for the three and six months ended September 30, 2006 included share-based compensation expense in the amount of $0.9 million and $1.2 million, respectively.

Cost of goods manufactured for RISPERDAL CONSTA was $7.1 million and $13.6 million for the three and six months ended September 30, 2006, respectively, as compared to $4.4 million and $8.9 million for the three and six months ended September 30, 2005, respectively. The increase in cost of goods manufactured for RISPERDAL CONSTA during the three and six months ended September 30, 2006, as compared to the same periods in 2005, was due to increased shipments of the product to satisfy demand.

Cost of goods manufactured for VIVITROL was $4.7 million and $7.6 million for the three and six months ended September 30, 2006, respectively. We began shipping VIVITROL to our partner Cephalon for the first time during the quarter ended June 30, 2006 and therefore we did not record any manufacturing revenue related to VIVITROL for any periods in fiscal 2006.

Research and development expenses were $29.8 million and $55.7 million for the three and six months ended September 30, 2006, respectively, as compared to $19.4 million and $41.0 million for the three and six months ended September 30, 2005, respectively. The increase for the three and six months ended September 30, 2006, as compared to the same periods in 2005, was primarily due to increased personnel-related costs, raw materials usage on work performed on our product candidates and to share-based compensation expense in the amount of $2.2 million and $5.1 million, respectively, resulting from the adoption of SFAS No. 123(R) beginning April 1, 2006.

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

Selling, general and administrative expenses were $15.7 million and $32.2 million for the three and six months ended September 30, 2006, respectively, as compared to $9.1 million and $18.1 million for the three and six months ended September 30, 2005, respectively. The increase for the three and six months ended September 30, 2006, as compared to the same period in 2005, was primarily due to share-based compensation expense in the amount of $3.2 million and $8.5 million, respectively, resulting from the adoption of SFAS No. 123(R) beginning April 1, 2006, and to increases in selling and marketing costs related to VIVITROL.

Interest income was $4.7 million and $9.1 million for the three and six months ended September 30, 2006, respectively, as compared to $3.0 million and $4.7 million for the three and six months ended September 30, 2005, respectively. The increase for the three and six months ended September 30, 2006, as compared to the same periods in 2005, was primarily due to higher interest rates earned during the periods and higher average cash and investment balances held due to the non-refundable payments we received from Cephalon in the amounts of $160.0 million and $110.0 million in June 2005 and April 2006, respectively.

Interest expense was $4.0 million and $9.5 million for the three and six months ended September 30, 2006, respectively, as compared to $5.2 million and $10.4 million for the three and six months ended September 30, 2005, respectively. The decrease for the three and six months ended September 30, 2006, as compared to the same periods in 2005, was primarily due to the conversion of our 2.5% convertible subordinated notes due 2023 (the “2.5% Subordinated Notes”) in June 2006. Interest expense for the three months ended June 30, 2006 and the six months ended September 30, 2006 includes a one-time interest charge in the amount of $0.6 million in connection with the conversion of our 2.5% Subordinated Notes to satisfy the three-year interest make-whole provision in the note indenture. We incur approximately $4.0 million of interest expense each quarter on the non-recourse RISPERDAL CONSTA secured 7% notes (the “Non-Recourse 7% Notes”) through the period until principal repayment starts on April 1, 2009.

Derivative loss related to convertible subordinated notes for the three and six months ended September 30, 2006 was $0, as compared to a loss of $0.5 million and $0.8 million for the three and six months ended September 30, 2005, respectively. As discussed in our Annual Report on Form 10-K/A for the year ended March 31, 2006, we are no longer required to account for the make-whole provision included in our 2.5% Subordinated Notes as separate financial instruments. In addition, in June 2006 the 2.5% Subordinated Notes were converted to common stock and the related make-whole features were settled. Derivative loss represented changes in the fair value of the three-year interest make-whole provision included in our 2.5% Subordinated Notes prior to their conversion.

Other income (expense), net was an expense of $0.7 million and an income of $0.1 million for the three and six months ended September 30, 2006, respectively, as compared to income of $0.6 million and $0.9 million for the three and six months ended September 30, 2005, respectively. Other income (expense), net primarily consists of income or expense recognized on changes in the fair value of warrants of public companies held by us in connection with collaboration and licensing arrangements, which were recorded under the caption “Other assets” on the unaudited condensed consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

Income taxes were $0.2 million and $0.3 million for the three and six months ended September 30, 2006, respectively. We did not record a provision for income taxes for the three and six months ended September 30, 2005. The provision for income taxes for the three and six months ended September 30, 2006 related to the U.S. alternative minimum tax. Utilization of our tax loss carryforwards is limited for use against the U.S. alternative minimum tax resulting in federal tax obligations for us in fiscal 2007.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

Financial Condition

Cash and cash equivalents were $57.1 million and $33.6 million as of September 30, 2006 and March 31, 2006, respectively. Investments — short-term were $263.4 million and $264.4 million as of September 30, 2006 and March 31, 2006, respectively. During the six months ended September 30, 2006, combined cash and cash equivalents and short-term investments increased by $22.5 million to $320.5 million, primarily due to the receipt of a $110.0 million non-refundable milestone payment from Cephalon on April 27, 2006 following FDA approval of VIVITROL, partially offset by cash used to fund our operations, to acquire fixed assets, to service our debt and to purchase our common stock under our stock repurchase program.

We invest in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper, with the exception of our $100.0 million investment in Reliant, and warrants we received in connection with our collaborations and licensing activities. Our investment objectives, other than our investment in Reliant and our warrants, are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. We held approximately $5.1 million of U.S. government obligations classified as restricted long-term investments as of September 30, 2006 and March 31 2006, which are pledged as collateral under certain letters of credit and lease agreements.

All of our investments in debt securities were classified as “available-for-sale” and were recorded at fair value. Fair value was determined based on quoted market prices.

Receivables were $64.3 million and $39.8 million as of September 30, 2006, and March 31, 2006, respectively. The increase of $24.5 million during the six month period was primarily due to increased manufacturing and royalty revenues for RISPERDAL CONSTA and to the timing of payments due to us from Janssen under our manufacturing and supply agreements, in addition to increased development revenues related to the AIR Insulin and AIR PTH programs, and to the timing of payments received from Lilly with respect to these programs.

Inventory, net was $14.5 million and $7.3 million as of September 30, 2006, and March 31, 2006, respectively. This consisted of RISPERDAL CONSTA inventory of $7.1 million and $4.8 million as of September 30, 2006 and March 31, 2006, respectively, and VIVITROL inventory of $7.4 million and $2.5 million as of September 30, 2006 and March 31, 2006, respectively. The increase in inventory, net of $7.2 million during the six months ended September 30, 2006 was primarily due to the increases in VIVITROL work in process as manufacturing activity increased for the product, increases in RISPERDAL CONSTA finished goods inventory related to the timing of shipments to Janssen and to the capitalization of share-based compensation cost to inventory in the amount of $0.6 million resulting from the adoption of SFAS No. 123(R).

Unearned milestone revenue — current and long-term portions, combined, were $162.6 million and $99.5 million as of September 30, 2006 and March 31, 2006, respectively. The increase during the six months ended September 30, 2006 was due to the receipt of a $110.0 million non-refundable milestone payment from Cephalon on April 27, 2006 following FDA approval of VIVITROL, reduced by approximately $46.2 million and $0.8 million of milestone revenue we recognized under the captions “Net collaborative profit” and “Manufacturing revenues”, respectively, in the unaudited condensed consolidated statement of operations during the six month period ended September 30, 2006.

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

We believe that our current cash and cash equivalents and short-term investments, combined with our unused equipment lease line, anticipated interest income and anticipated revenues will generate sufficient cash flows to meet our anticipated liquidity and capital requirements through at least September 30, 2007.

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

Capital expenditures were $14.7 million for the six months ended September 30, 2006. Our capital expenditures were primarily related to the purchase of equipment to make improvements to and expand our manufacturing facility in Ohio. Our capital expenditures for equipment, facilities and building improvements have been financed to-date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of our existing loans, General Electric Capital Corporation (“GE”) and Johnson & Johnson Finance Corporation have security interests in certain of our capital assets.

Pursuant to the Amendment discussed under “Collaborative Arrangements” above, Cephalon is responsible for its own VIVITROL related costs during the period August 1, 2006 through December 31, 2006, and for this period no such costs will be chargeable by Cephalon to the collaboration and against the $120.0 million cumulative net loss cap. Accordingly, we will not reimburse Cephalon for any of its VIVITROL-related costs during this period. Also under the Amendment, the parties agreed that Cephalon will purchase from us two additional VIVITROL manufacturing lines (and related equipment). As of the date the Amendment was executed, we had spent approximately $19.4 million on the construction of these two manufacturing lines, and we will be reimbursed by Cephalon for these expenses and for certain future capital improvements related to these two manufacturing lines.

Contractual Obligations

The contractual cash obligations disclosed in our Annual Report on Form 10-K/A for the year ended March 31, 2006 have not changed materially except for the elimination of our obligations related to the 2.5% Subordinated Notes, which we converted into common stock on June 15, 2006 (see Note 6 to the unaudited condensed consolidated financial statements).

Off-Balance Sheet Arrangements

As of September 30, 2006, we were not a party to any off-balance sheet financing arrangements, other than operating leases.

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

The process of estimating the fair value of a security with features such as those contained within our Preferred Stock is complex and involves multiple assumptions regarding factors such as future revenues generated by our partner for certain products still in development, judgments which may be made by the parties to the security, and assumptions about the future market potential for insulin based products. Certain of these assumptions are highly subjective and require the exercise of management judgment.

As of September 30, 2006, the fair value of our Non-Recourse 7% Notes and our 3.75% convertible subordinated notes (the “3.75% Subordinated Notes”) approximate the carrying values. The interest rates on these notes, and our capital lease obligations, are fixed and therefore not subject to interest rate risk. A 10% increase or decrease in market interest rates would not have a material impact on the condensed consolidated financial statements.

As of September 30, 2006, we have a term loan in the amount of $1.9 million that bears a floating interest rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 5.45%. A 10% increase or decrease in market interest rates would not have a material impact on the condensed consolidated financial statements.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the identification of a material weakness in internal control over financial reporting related to the Company’s accounting for stock-based compensation that resulted in the restatement of previously issued financial statements, as described in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the

Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management previously identified a material weakness in internal control over financial reporting related to the accounting for stock-based compensation, as reported in Item 9A of our Form 10-K/A for the fiscal year ended March 31, 2006. Specifically, we did not design and implement controls necessary to provide reasonable assurance that the measurement date for stock option grants was appropriately determined. As a result, the measurement date used for certain option grants was not appropriate resulting in those grants not being accounted for in accordance with GAAP. This material weakness resulted in the restatement of previously issued financial statements as described in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2006. This deficiency was determined to be a material weakness due to the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiency and the lack of other mitigating controls.

To address the material weakness described above, we have implemented the following new stock option granting controls and procedures during the quarter ended September 30, 2006 related to the granting of new hire and annual stock option grants, restricted stock awards and annual director stock option grants. We are continuing our efforts to improve and strengthen our internal controls over financial reporting to ensure that all of our internal controls over financial reporting are adequate and effective.

Stock option grants and restricted stock awards are now made on preset dates. New hire grants are made monthly on the first Wednesday following the first Monday of every month. Annual stock option grants are made on preset dates in December and May to correspond to our Board of Directors meetings; provided, that the date of measurement for the May grants will not be less than 48 hours after the release of earnings for our fiscal year. A final list of proposed stock option grants and restricted stock awards will be delivered to the Compensation Committee prior to the Committee meeting. At the Compensation Committee meeting, whether in person or by telephone, the Committee will approve the final stock option grants and/or restricted stock awards. While the Board disfavors the use of written consents in the grant of stock options and restricted stock awards other than for new hire grants made by the Limited Compensation Sub-Committee, the Compensation Committee may, when it deems appropriate, take such action by written consent. Except for new hire grants, all written consents granting stock options or restricted stock awards will be effective upon the date of the last signature; all signatures on written consents shall be dated. New hire grants shall be effective on the later of the first Wednesday following the first Monday of every month or the date of the last signature on the written consent. The human resource representative attending the Compensation Committee meeting shall mark as “final”— contemporaneously with its approval by the Compensation Committee — the list of stock option grants and restricted stock awards and will promptly send such list to the legal and finance departments for recordkeeping. Finance promptly distributes stock option grant or restricted stock award certificates to grant recipients notifying them of the grant.

(b)	Change in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above relating to our accounting for stock-based compensation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 16, 2006, a purported shareholder derivative lawsuit, captioned “Maxine Phillips vs. Richard Pops et al.” and docketed as CIV-06-2931, was filed ostensibly on our behalf in Middlesex County Superior Court, Massachusetts. The complaint in that lawsuit alleged, among other things, that, in connection with certain stock option grants made by us, certain of our directors and officers committed violations of state law, including breaches of fiduciary duty. The complaint named us as a nominal defendant, but did not seek monetary relief from us. The lawsuit sought recovery of damages allegedly caused to us as well as certain other relief. On September 13, 2006, the plaintiff voluntarily dismissed this action without prejudice.

On October 10, 2006, a purported shareholder derivative lawsuit, captioned “Thomas Bennett, III vs. Richard Pops et al.” and docketed as CIV-06-3606, was filed ostensibly on our behalf in Middlesex County Superior Court, Massachusetts. The complaint in that lawsuit alleges, among other things, that, in connection with certain stock option grants made by us, certain of our directors and officers committed violations of state law, including breaches of fiduciary duty. The complaint names us as a nominal defendant, but does not seek monetary relief from us. The lawsuit seeks recovery of damages allegedly caused to us as well as certain other relief, including an order requiring us to take action to enhance our corporate governance and internal procedures.

We have received four letters, allegedly sent on behalf of owners of our securities, which claim, among other things, that certain of our officers and directors breached their fiduciary duties to us by, among other allegations, allegedly violating the terms of our stock option plans, allegedly violating GAAP by failing to recognize compensation expenses with respect to certain option grants during certain years, and allegedly publishing materially inaccurate financial statements relating to us. The letters demand, among other things, that our board of directors take action on our behalf to recover from the current and former officers and directors identified in the letters the damages allegedly sustained by us as a result of their alleged conduct, among other amounts. The letters do not seek any monetary recovery from us. Our board of directors appointed a special independent committee of the Board to investigate, assess and evaluate the allegations contained in these and any other demand letters relating to our stock option granting practices and to report its findings, conclusions and recommendations to the Board. The special independent committee was assisted by outside legal counsel. In November 2006, based on the results of its investigation, the special independent committee of the Board concluded that the assertions contained in the demand letters lacked merit and that it would not be in our best interests or the best interests of our shareholders to commence litigation against our current or former officers or directors as demanded in the letters. The findings and conclusions of the special independent committee of the Board have been presented to and adopted by our board of directors.

Item 1A.	Risk Factors

The following Risk Factor should be read in conjunction with the Risk Factors disclosed in our Annual Report on Form 10-K/A for the year ended March 31, 2006.

We face risks related to an ongoing informal SEC inquiry into, and private litigation relating to, our past practices with respect to equity incentives.

In May 2006, we were mentioned in a third-party report suggesting that we were at moderate risk for options backdating (the “Report”) with respect to our annual grants of options to all employees of the Company dated October 28, 1999 and November 20, 2000. Shortly after the Report appeared, we were contacted by the Securities and Exchange Commission (“SEC”) with respect to our option practices for the years mentioned in the Report. We have cooperated fully with the SEC’s informal inquiry. As a result of the appearance of the Report, and concurrent with the SEC’s informal inquiry, the audit committee of the Board of Directors undertook an investigation into our option practices for the period 1999 to 2000 as well as for 2001 and 2002. The review was conducted with the assistance of outside legal counsel and outside accounting consultants. The audit committee has completed its investigation and has concluded that nothing has come to its attention that would cause it to believe that there were any instances where management of the Company or the compensation committee of the Company retroactively selected a date for the grant of stock options during the 1999 through 2002 period. Also, management reviewed its option grant practices for the period from 2003 to date. As a result of these reviews, we have restated our consolidated balance sheets as of March 31, 2006 and 2005, our consolidated statements of operations for the years ended March 31, 2005 and 2004, our consolidated statements of cash flows for the years ended March 31, 2005 and 2004, our consolidated statements of changes in stockholders equity for the years ended March 31, 2006, 2005 and 2004, and the related disclosures.

On October 10, 2006, a purported shareholder derivative lawsuit, captioned “Thomas Bennett, III vs. Richard Pops et al.” and docketed as CIV-06-3606, was filed ostensibly on our behalf in Middlesex County Superior Court, Massachusetts. The complaint in that lawsuit alleges, among other things, that, in connection with certain stock option grants made by us, certain of our directors and officers committed violations of state law, including breaches of fiduciary duty. The complaint names us as a nominal defendant, but does not seek monetary relief. The lawsuit seeks recovery of damages allegedly caused to us as well as certain other relief, including an order requiring us to take action to enhance our corporate governance and internal procedures.

We have received four letters, allegedly sent on behalf of owners of our securities, which claim, among other things, that certain of our officers and directors breached their fiduciary duties to us by, among other allegations, allegedly violating the terms of our stock option plans, allegedly violating GAAP by failing to recognize compensation expenses with respect to certain option grants during certain years, and allegedly publishing materially inaccurate financial statements relating to us. The letters demand, among other things, that our board of directors take action on our behalf to recover from the current and former officers and directors identified in the letters the damages allegedly sustained by us as a result of their alleged misconduct, among other amounts. The letters do not seek any monetary recovery from us. Our board of directors appointed a special independent committee of the Board to investigate, assess and evaluate the allegations contained in these and any other demand letters relating to our stock option granting practices and to report its findings, conclusions and recommendations to the Board. See Part II, Item 1 (Legal Proceedings) in this Form 10-Q for additional information related to the investigation conducted by the special independent committee of our Board.

At this point we are unable to predict what, if any, consequences these issues relating to our option grants may have on us. The filing of our restated financial statements to correct the discovered accounting errors may not resolve the informal SEC investigation into our grants of employee stock options, and the SEC may or may not agree with the adjustments we have made to our financial statements. There could be considerable legal and other expenses associated with the SEC inquiry and any private litigation, including that described above, that might be filed relating to these issues.

The above matters and any other similar matters could divert management’s attention from other business concerns. Such matters could also result in harm to our reputation and significant monetary liability for the Company, and require that we take other actions not presently contemplated, any or all of which could have a material adverse effect on our business, results of operations, or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our stock repurchase activity for the six months ended September 30, 2006 is set forth in the table below:

			Total	Approximate Dollar
			Number of Shares	Value of Shares
	Total Number	Average	Purchased as	That May Yet
	of Shares	Price Paid	Part of a Publicly	be Purchased
Period	Purchased(a)	per Share	Announced Program(a)	Under the Program
	(in thousands, except share and per share amounts)

April 1 through June 30	134,630	$19.52	134,630	$12,373
July 1 through July 31	—	—	—	12,373
August 1 through August 31	—	—	—	12,373
September 1 through September 30	689,047	14.32	689,047	2,508

Total — as of September 30, 2006	823,677	$15.17	823,677

(a)	In September 2005, our Board of Directors authorized a share repurchase program of up to $15.0 million of common stock to be repurchased in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We publicly announced the share repurchase program in our press release for the fiscal 2006 second quarter financial results dated November 3, 2005.

In addition to the stock repurchases above, we purchased, by means of employee forfeitures, 29,981 shares during the six months ended September 30, 2006 at an average price of $18.23 to pay withholding taxes on employee stock awards.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on September 21, 2006. The following proposals were voted upon at the meeting:

1. A proposal to elect nine members of the Board of Directors, each to serve until the next annual meeting of shareholders and until his or her successor is duly elected and qualified, was approved with the following vote:

		Authority
Nominee	Votes For	Withheld

Floyd E. Bloom	91,586,120	2,953,634
Robert A. Breyer	93,175,878	1,363,876
Gerri Henwood	94,045,541	494,213
Paul J. Mitchell	91,821,962	2,717,792
Richard F. Pops	93,030,959	1,508,795
Alexander Rich	92,761,991	1,777,763
Paul Schimmel	92,733,493	1,806,261
Mark B. Skaletsky	91,406,129	3,133,625
Michael A. Wall	93,168,322	1,371,432

2. A proposal to approve an amendment to the 1999 Stock Option Plan to increase the number of shares issuable upon the exercise of options granted thereunder, by 1,000,000 shares, was approved with 68,715,148 votes for, 8,691,928 votes against, 136,036 abstentions and 16,996,642 broker non-votes.

3. A proposal to approve an amendment to the 2002 Restricted Stock Award Plan to increase the number of shares issuable as restricted stock awards thereunder, by 300,000 shares, was approved with 55,358,696 votes for, 22,054,959 votes against, 129,457 abstentions and 16,996,642 broker non-votes.

4. A proposal to consider and approve the 2006 Stock Option Plan for Non-Employee Directors was approved with 63,931,873 votes for, 13,473,020 votes against, 138,219 abstentions and 16,996,642 broker non-votes.

Item 6.	Exhibits

(a) List of Exhibits:

Exhibit Index

Exhibit
No.

10.1	Alkermes Fiscal 2007 Named Executive Bonus Plan (filed as exhibit 10.1 to the Current Report on Form 8-K on May 8, 2006 and incorporated herein by reference).
10.2	Employment Agreement with Gordon G. Pugh dated November 20, 2001
10.3	Employment Agreement with Elliot W. Ehrich, M.D. dated May 30, 2000
10.4	2006 Stock Option Plan for Non-Employee Directors
10.5	2002 Restricted Stock Award Plan
10.6	1999 Stock Option Plan
10.7	1998 Equity Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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
James M. Frates
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: November 9, 2006

EXHIBIT INDEX

Exhibit
No.

10.1	Alkermes Fiscal 2007 Named Executive Bonus Plan (filed as exhibit 10.1 to the Current Report on Form 8-K on May 8, 2006 and incorporated herein by reference).
10.2	Employment Agreement with Gordon G. Pugh dated November 20, 2001
10.3	Employment Agreement with Elliot W. Ehrich, M.D. dated May 30, 2000
10.4	2006 Stock Option Plan for Non-Employee Directors
10.5	2002 Restricted Stock Award Plan
10.6	1999 Stock Option Plan
10.7	1998 Equity Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).