Form 10-K
period 2007-03-31
ALKERMES INC
filed 2007-06-14
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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

(617) 494-0171
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
Series A Junior Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
Title of each class	Name of exchange on which registered

Securities registered pursuant to Section 12(b) of the Act:
None

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

As of September 29, 2006 (the last business day of the second fiscal quarter) the aggregate market value of the 88,390,866 outstanding shares of voting and non-voting common equity held by non-affiliates of the registrant was $1,484,966,549. Such aggregate value was computed by reference to the closing price of the common stock reported on the NASDAQ Stock Market on September 29, 2006.

As of June 11, 2007, 100,994,709 shares of the Registrant’s common stock were issued and outstanding, and 382,632 shares of the Registrant’s non-voting common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed within 120 days after March 31, 2007 for the Registrant’s Annual Shareholders’ Meeting are incorporated by reference into Part III of this Report on Form 10-K.

ALKERMES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2007

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

General

Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we” or “our”) is a biotechnology company that develops innovative medicines designed to yield better therapeutic outcomes and improve the lives of patients with serious disease. We currently have two commercial products: RISPERDAL® CONSTA® [(risperidone) long-acting injection], the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and marketed worldwide by Janssen-Cilag (“Janssen”), a wholly owned division of Johnson & Johnson; and VIVITROL® (naltrexone for extended-release injectable suspension), the first and only once-monthly injectable medication approved for the treatment of alcohol dependence and marketed in the United States (“U.S.”) primarily by Cephalon, Inc. (“Cephalon”). Our pipeline includes extended-release injectable, pulmonary, and oral products for the treatment of prevalent, chronic diseases such as central nervous system disorders, addiction and diabetes. Our headquarters are in Cambridge, Massachusetts, and we operate research and manufacturing facilities in Massachusetts and Ohio.

Our Strategy

We leverage our unique formulation expertise and drug development technologies to develop, both with partners and on our own, innovative and competitively advantaged drug products that enhance patient outcomes in major therapeutic areas.

We enter into select collaborations with pharmaceutical and biotechnology companies to develop significant new product candidates, based on existing drugs and incorporating our technologies. In addition, we develop our own proprietary therapeutics by applying our innovative formulation expertise and drug development capabilities to create new pharmaceutical products. Each of these approaches is discussed in more detail in Products and Development Programs.

Products and Development Programs

RISPERDAL CONSTA

Using our proprietary Medisorb® technology, we developed RISPERDAL CONSTA, a long-acting formulation of Janssen’s antipsychotic drug RISPERDAL®, for the treatment of schizophrenia. Schizophrenia is a brain disorder characterized by disorganized thinking, delusions and hallucinations. Studies have demonstrated that as many as 75 percent of patients with schizophrenia have difficulty taking their oral medication on a regular basis, which can lead to worsening of symptoms. Clinical data has shown that treatment with RISPERDAL CONSTA may lead to improvements in symptoms, sustained remission, and decreases in hospitalization. RISPERDAL CONSTA is administered via intramuscular injection every two weeks, alleviating the need for daily dosing. In fiscal year 2007, Johnson & Johnson reported $924.2 million in sales of RISPERDAL CONSTA worldwide. We are the exclusive manufacturer of RISPERDAL CONSTA for Janssen, and we earn both manufacturing fees and royalties from Janssen. In fiscal year 2007, we reported $111.8 million in manufacturing and royalty revenues from RISPERDAL CONSTA. See “Collaborative Arrangements — Janssen” for more information about manufacturing fees and royalties received from Janssen.

RISPERDAL CONSTA was approved by regulatory authorities in the United Kingdom and Germany in August 2002 and was approved by the U.S. Food and Drug Administration (“FDA”) in October 2003. RISPERDAL CONSTA is approved in approximately 80 countries and marketed in approximately 60 countries, and Janssen continues to launch the product around the world. In December 2006, we announced that Janssen submitted a new drug application (“NDA”) to the Pharmaceuticals and Medical Devices Agency for marketing approval of RISPERDAL CONSTA in Japan.

Janssen continues to develop RISPERDAL CONSTA and explore its efficacy in different patient populations. In April 2007, the FDA approved a 12.5 mg dose of RISPERDAL CONSTA for the treatment of schizophrenia within specific patient populations, including those with renal and hepatic impairment. The new dose of RISPERDAL CONSTA will provide physicians with more options to individualize treatment approaches and adjust therapies when clinical factors warrant dose changes.

In May 2007, the results of a study in symptomatically stable patients were presented at the American Psychiatric Association Annual Meeting. In this study, 44.8 percent of symptomatic schizophrenia patients who switched to RISPERDAL CONSTA achieved sustained remission at 18 months.

In October 2006, the results of an observational study conducted among a population of U.S. veterans were presented at the American Psychiatric Association’s 58th Institute of Psychiatric Services. In this study, patients with schizophrenia or schizoaffective disorder taking RISPERDAL CONSTA were observed to have fewer psychiatric-related hospitalizations, and additionally fewer psychiatric-related inpatient days per month, improved antipsychotic medication compliance, and lower total monthly medical costs, as compared to their experience prior to initiating treatment with RISPERDAL CONSTA.

Janssen has an ongoing phase 3 clinical program with RISPERDAL CONSTA to expand the label to include an indication for maintenance therapy for bipolar disorder. In May 2006, Janssen presented additional data supporting the use of RISPERDAL CONSTA in schizophrenia and bipolar maintenance.

VIVITROL

We developed VIVITROL, an extended-release Medisorb formulation of naltrexone, for the treatment of alcohol dependence in patients who are able to abstain from drinking in an outpatient setting and are not actively drinking prior to treatment initiation. Alcohol dependence is a serious and chronic brain disease characterized by cravings for alcohol, loss of control over drinking, withdrawal symptoms and an increased tolerance for alcohol. Adherence to medication is particularly challenging with this patient population. In clinical trials, when used in combination with psychosocial support, VIVITROL was shown to reduce the number of drinking days and heavy drinking days and to prolong abstinence in patients who abstained from alcohol the week prior to starting treatment. Each injection of VIVITROL provides medication for one month and alleviates the need for patients to make daily medication dosing decisions. In our fiscal year 2007, Cephalon reported $6.6 million in gross sales of VIVITROL. See “Collaborative Arrangements — Cephalon” for more information about revenues related to the Cephalon collaboration.

VIVITROL was approved by the FDA in April 2006 and launched in June 2006. In March 2007, we submitted a Marketing Authorization Application (“MAA”) for VIVITROL to regulatory authorities in the United Kingdom and Germany. The MAA for VIVITROL was submitted under a decentralized procedure, in which the United Kingdom will act as the Reference Member State and Germany will act as the Concerned Member State for the application. If successful, a filing under the decentralized procedure would result in a simultaneous approval of VIVITROL as a treatment for alcohol dependence in these two countries. The MAA submission reflects the Company’s targeted approach to commercialize VIVITROL in Europe on a country by country basis.

We are currently assessing the development of VIVITROL for opioid dependence.

AIR Insulin

We are collaborating with Eli Lilly and Company (“Lilly”) to develop inhaled formulations of insulin and other potential products for the treatment of diabetes based on our AIR® pulmonary technology. Diabetes is a disease in which the body does not produce or properly use insulin. Diabetes can result in serious health complications, including cardiovascular, kidney and nerve disease. Our inhaled insulin formulation, AIR Insulin, currently in phase 3 clinical development, may improve the treatment of diabetes by providing a simpler dosing regimen, thereby potentially increasing medication adherence and leading to better health outcomes for patients.

As part of the comprehensive pivotal phase 3 program that began in July 2005, Lilly is currently conducting multiple clinical studies to evaluate the safety and efficacy of AIR Insulin. The phase 3 program includes two long-term safety and efficacy studies: a 24-month study in 400 type 1 diabetes patients; and a 12-month study in 600 type 1 and type 2 diabetes patients with mild to moderate asthma or mild to moderate chronic obstructive lung disease. Enrollment in the 24-month study was completed in June 2006. Lilly is responsible for the design and conduct of clinical trials.

In June 2006, we and Lilly reported study results of the investigational AIR Insulin system, including the first published analysis of the effect of chronic obstructive pulmonary disease (“COPD”) on inhaled insulin absorption and action. This phase 1 study, presented at the American Diabetes Association’s (“ADA”) 66th Annual Scientific Sessions, evaluated the impact of compromised lung function on inhaled insulin dose delivery. Study results showed that AIR Insulin was generally well tolerated and that the absorption and action of AIR Insulin was reduced by a consistent amount in patients with COPD. An additional study, also presented at the ADA’s 66th Annual Scientific Sessions, demonstrated that patients were able to use the AIR Insulin system with minimal training.

Exenatide LAR

We are collaborating with Amylin Pharmaceuticals, Inc. (“Amylin”) on the development of a long-acting release (“LAR”) injectable formulation of Amylin’s exenatide (“exenatide”) for the treatment of type 2 diabetes. Exenatide injection (trade name BYETTA®) was approved by the FDA in April 2005 as adjunctive therapy to improve blood sugar control in patients with type 2 diabetes who have not achieved adequate control on metformin and/or sulfonylurea, two commonly used oral diabetes medications. In December 2006, the FDA approved BYETTA as an add-on therapy for people with type 2 diabetes unable to achieve adequate glucose control on thiazolidinedione, a class of diabetes medications. BYETTA is a twice-daily injection. Exenatide LAR is being developed as a once-weekly formulation to provide a more patient-friendly treatment option. Amylin entered into a collaboration agreement with Lilly for the development and commercialization of exenatide, including exenatide LAR.

In June 2006, we, Amylin and Lilly reported detailed results from a safety and efficacy study of exenatide LAR at the ADA’s 66th Annual Scientific Sessions. Data from this phase 2 study in 45 patients with type 2 diabetes demonstrated that 86 percent of patients receiving a 2.0 mg dose of exenatide LAR were able to achieve recommended levels of glucose control, as measured by hemoglobin A1C, with an average improvement of approximately two percent compared to placebo. None of the patients receiving placebo achieved the recommended level of glucose control. No severe hypoglycemia was observed, and no subjects receiving either dose of exenatide LAR withdrew because of adverse events.

A pivotal study of exenatide LAR is currently underway. The study is designed to evaluate the efficacy and safety of exenatide LAR, as compared to BYETTA, in approximately 300 subjects with type 2 diabetes who are not achieving adequate glucose control using diet and exercise with or without the use of oral antidiabetic agents. Enrollment in this study was completed in March 2006 and we expect to provide top-line results in the fourth quarter of calendar year 2007. In parallel with clinical activities, manufacturing process development and scale-up activities are underway. Amylin recently announced the completion of manufacturing scale-up to the intermediate batch size, and this material is being used in the pivotal study. In addition, using a third-party manufacturer, Amylin has successfully completed engineering runs at a commercial scale. Amylin is constructing a facility in West Chester, Ohio for the commercial manufacture of exenatide LAR and is currently on track to finalize the commercial manufacturing process for exenatide LAR by the end of calendar year 2008.

ALKS 29

In October 2006, we announced the expansion of our addiction franchise to include a program to develop oral products for the treatment of addiction. We are developing ALKS 29 in oral dosage form for the treatment of alcohol dependence.

In March 2007, we completed patient enrollment in a phase 1/2 clinical study of ALKS 29. The multi-center, randomized, double-blind, placebo-controlled trial is designed to assess the safety and efficacy of ALKS 29 in approximately 150 subjects with alcohol dependence.

ALKS 27

Using our AIR pulmonary technology, we are developing ALKS 27, an inhaled formulation of trospium chloride, with Indevus Pharmaceuticals, Inc. (“Indevus”), for the treatment of COPD. COPD is a serious, chronic disease characterized by a gradual loss of lung function. Trospium chloride is a muscarinic receptor antagonist that relaxes smooth muscle tissue and has the potential to improve airflow in patients with COPD. Trospium chloride is the active ingredient in SANCTURA®, Indevus’ currently marketed product for overactive bladder. The majority of medications currently available for the treatment of COPD are short-acting, requiring patients to take multiple daily doses, and many utilize metered dose inhalers. A once-daily formulation of ALKS 27 could potentially improve airflow and provide a new treatment option for patients with COPD.

In April 2007, we and Indevus initiated a phase 2a clinical study of ALKS 27 in patients with COPD. The study is designed to assess the safety, tolerability, pharmacokinetics and efficacy of single doses of ALKS 27 in patients with COPD. The companies intend to engage in discussions with potential partners for future development and commercialization of ALKS 27.

We and Indevus announced our joint collaboration in January 2007 after the completion of extensive feasibility work, preclinical studies and a phase 1 study of ALKS 27 in healthy volunteers. Preliminary results from this phase 1 study showed that ALKS 27 was well tolerated over a wide dose range, with no dose-limiting effects observed.

AIR parathyroid hormone

We are developing inhaled formulations of parathyroid hormone (“PTH”) with Lilly for the treatment of osteoporosis, a progressive disease in which the bones become weak and are more likely to break. The development program utilizes our AIR pulmonary technology in combination with Lilly’s recombinant PTH, FORTEO® (teriparatide (rDNA origin) injection). FORTEO was approved by the FDA in 2002 to treat osteoporosis in postmenopausal women who are at high risk for bone fracture and to increase bone mass in men with primary or hypogonadal osteoporosis who are at high risk for fracture. Our inhaled formulation of PTH (“AIR PTH”) could provide an important new treatment option for people with osteoporosis.

In June 2007, we announced the initiation of a phase 1 clinical study of AIR PTH in healthy volunteers. The phase 1 study will assess the safety, tolerability and pharmacokinetics of AIR PTH in healthy postmenopausal women.

Collaborative Arrangements

Our business strategy includes forming collaborations to develop and commercialize our products, and to access technological, financial, marketing, manufacturing and other resources. We have entered into several collaborative arrangements, as described below.

Janssen

Under a product development agreement, we collaborated with Janssen on the development of RISPERDAL CONSTA. Under the development agreement, Janssen provided funding to us for the development of RISPERDAL CONSTA, and Janssen is responsible for securing all necessary regulatory approvals for the product. RISPERDAL CONSTA has been approved in approximately 80 countries. RISPERDAL CONSTA has been launched in approximately 60 countries, including the U.S. and several major international markets. We exclusively manufacture RISPERDAL CONSTA for commercial sale and receive manufacturing revenues when product is shipped to Janssen and royalty revenues upon the final sale of the product.

Under license agreements, we granted Janssen and an affiliate of Janssen exclusive worldwide licenses to use and sell RISPERDAL CONSTA. Under our license agreements with Janssen, we also record royalty revenues equal to 2.5% of Janssen’s net sales of RISPERDAL CONSTA in the quarter when the product is sold by Janssen. Janssen can terminate the license agreements upon 30 days’ prior written notice to us.

Under our manufacturing and supply agreement with Janssen, we record manufacturing revenues when product is shipped to Janssen, based on a percentage of Janssen’s net unit sales price for RISPERDAL CONSTA for the calendar year. This percentage is determined based on Janssen’s unit demand for the calendar year and varies based on the volume of units shipped, with a minimum manufacturing fee of 7.5%.

The manufacturing and supply agreement terminates on expiration of the license agreements. In addition, either party may terminate the manufacturing and supply agreement upon a material breach by the other party which is not resolved within 60 days’ written notice or upon written notice in the event of the other party’s insolvency or bankruptcy. Janssen may terminate the agreement upon six months’ written notice to us. In the event that Janssen terminates the manufacturing and supply agreement without terminating the license agreements, the royalty rate payable to us on Janssen’s net sales of RISPERDAL CONSTA would increase from 2.5% to 5.0%.

Cephalon

In June 2005, we entered into a license and collaboration agreement and supply agreement with Cephalon (together the “Agreements”) to jointly develop, manufacture and commercialize extended-release forms of naltrexone, including VIVITROL (the “product” or “products”), in the U.S. Under the terms of the Agreements, we provided Cephalon with a co-exclusive license to use and sell the product in the U.S. and a non-exclusive license to manufacture the product under certain circumstances, with the ability to sublicense. We were responsible for obtaining marketing approval for VIVITROL in the U.S. for the treatment of alcohol dependence, which we received from the FDA in April 2006, and for completing the first VIVITROL manufacturing line. The companies share responsibility for additional development of the products, which may include continuation of clinical trials, performance of new clinical trials, the development of new indications for the products and work to improve the manufacturing process and increase manufacturing yields. We and Cephalon also share responsibility for developing the commercial strategy for the products. Cephalon has primary responsibility for the commercialization, including distribution and marketing, of the products in the U.S., and we support this effort with a team of managers of market development. The managers of market development facilitate the sale of VIVITROL in the market and are also responsible for selling VIVITROL directly to various U.S. Department of Veterans Affairs and Department of Defense facilities. We have the option to staff our own field sales force in addition to our managers of market development at the time of the first sales force expansion, should one occur. We have primary responsibility for the manufacture of the products.

In June 2005, Cephalon made a nonrefundable payment of $160.0 million to us upon signing the Agreements. In April 2006, Cephalon made a second nonrefundable payment of $110.0 million to us upon FDA approval of VIVITROL. Cephalon will make additional nonrefundable milestone payments to us of up to $220.0 million if calendar year net sales of the products exceed certain agreed-upon sales levels. Under the terms of the Agreements, we are responsible to pay the first $124.6 million of net losses incurred on VIVITROL through December 31, 2007 (the “cumulative net loss cap”). These net product losses exclude development costs incurred by us to obtain FDA approval of VIVITROL and costs to complete the first manufacturing line, both of which were our sole responsibility. If these net product losses exceed the cumulative net loss cap through December 31, 2007, Cephalon is responsible to pay all net product losses in excess of the cumulative net loss cap during this period. If VIVITROL is profitable through December 31, 2007, net profits will be divided between us and Cephalon in approximately equal shares. After December 31, 2007, all net profits and losses earned on VIVITROL will be divided between us and Cephalon in approximately equal shares.

In October 2006, we and Cephalon entered into binding amendments to the license and collaboration agreement and the supply agreement (the “Amendments”). Under the Amendments, the parties agreed that Cephalon would purchase from us two VIVITROL manufacturing lines (and related equipment) under construction, which will continue to be operated at our manufacturing facility. Cephalon also agreed to be responsible for its own losses related to the products during the period August 1, 2006 through December 31, 2006. In December 2006, we received a $4.6 million payment from Cephalon as reimbursement for certain costs incurred by us prior to October 2006, which we had charged to the collaboration and that were related to the construction of the VIVITROL manufacturing lines. These costs consisted primarily of internal or temporary employee time, billed at negotiated full-time equivalent (“FTE”) rates. We and Cephalon agreed to increase the cumulative net loss cap from $120.0 million to $124.6 million to account for this reimbursement. During the fiscal year ended March 31, 2007, we billed Cephalon $21.6 million for the sale of the two VIVITROL manufacturing lines, and we will bill Cephalon for future costs we incur related to the construction of the manufacturing lines. Beginning in October 2006, all FTE-related costs we incur that are reimbursable by Cephalon and related to the construction and validation of the two VIVITROL manufacturing lines are recorded as research and development revenue as incurred. Cephalon has granted us an option, exercisable after two years, to repurchase the two VIVITROL manufacturing lines at the then-current net book value of the assets. Because we continue to operate and maintain the equipment and intend to do so for the foreseeable future, the payments made by Cephalon for the assets have been treated as additional consideration under the Agreements. The assets remain on our books.

The Agreements and Amendments are in effect until the later of: (i) the expiration of certain patent rights; or (ii) fifteen (15) years from the date of the first commercial sale of the products in the U.S. Cephalon has the right to terminate the Agreements at any time by providing 180 days’ prior written notice to us, subject to certain continuing rights and obligations between the parties. The supply agreement terminates upon termination or expiration of the license and collaboration agreement or the later expiration of our obligations pursuant to the Agreements to continue to supply products to Cephalon. In addition, either party may terminate the license and collaboration agreement upon a material breach by the other party which is not cured within 90 days’ written notice of material breach or, in certain circumstances, a 30 day extension of that period, and either party may terminate the supply agreement upon a material breach by the other party which is not cured within 180 days’ written notice of material breach or, in certain circumstances, a 30 day extension of that period.

Lilly

AIR Insulin

In April 2001, we entered into a development and license agreement with Lilly for the development of inhaled formulations of insulin and other compounds potentially useful for the treatment of diabetes, based on our AIR pulmonary technology. Pursuant to the agreement, we are responsible for formulation and preclinical testing as well as the development of a device to use in connection with any products developed. Lilly has paid or will pay to us certain initial fees, research funding and milestones payable upon achieving certain development and commercialization goals. Lilly has exclusive worldwide rights to make, use and sell pulmonary formulations of such products. Lilly will be responsible for clinical trials, obtaining all regulatory approvals and marketing any AIR Insulin products. We will manufacture such product candidates for clinical trials and both we and Lilly will manufacture such products for commercial sales, if any. We will receive certain royalties and commercial manufacturing fees based upon such product sales, if any.

Lilly has the right to terminate the agreement upon 90 days’ written notice to us at any time prior to the first commercial launch of a product or upon 180 days’ written notice at any time after such first commercial launch. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days of written notice of material breach or default or within a longer period that is reasonably necessary to affect this cure.

In February 2002, we entered into an agreement with Lilly that provided for an investment by them in our production facility for inhaled products based on our AIR pulmonary technology. This facility, located in Chelsea, Massachusetts, is designed to accommodate the manufacturing of multiple products. Lilly’s investment was used to fund a portion of AIR Insulin production and packaging capabilities. This funding is secured by Lilly’s ownership of specific equipment located and used in the facility. We have the right to purchase the equipment from Lilly, at any time, at the then-current net book value.

In December 2002, we expanded our collaboration with Lilly following the achievement of development milestones relating to clinical progress and manufacturing activities for our insulin dry powder aerosols and inhalers. In connection with the expansion, Lilly purchased $30.0 million of our newly issued 2002 redeemable convertible preferred stock, $0.01 par value per share (the “Preferred Stock”) in accordance with the December 2002 preferred stock purchase agreement. Under the expanded collaboration, the royalties payable to us on sales of the AIR Insulin product were increased. We agreed to use the proceeds from issuance of this Preferred Stock primarily to fund the AIR Insulin development program; we also agreed to use a portion of the proceeds to fund other development programs. We did not record research and development revenue on these programs while they were funded by the proceeds of the Preferred Stock. The $30.0 million of research and development expended by us was recognized as research and development expense as incurred. All of the proceeds from the issuance of the Preferred Stock had been spent through fiscal year 2005. In October 2005, we converted 1,500 shares of the Preferred Stock with a carrying value of $15.0 million into 823,677 shares of our common stock. This conversion secured a proportionate increase in the royalty rate payable to us on future sales of the AIR Insulin product by Lilly, if approved. In December 2006, Lilly exercised its right to put the remaining 1,500 shares of the outstanding Preferred Stock, with a carrying value of $15.0 million, in exchange for a reduction in the royalty rate payable to us on future sales of the AIR Insulin product by Lilly, if approved (See Note 9 to the consolidated financial statements for information on the Preferred Stock).

In December 2006, we and Lilly entered into a commercial manufacturing agreement for AIR Insulin. Under the agreement, we are the exclusive commercial manufacturer and supplier of AIR Insulin powder for the AIR Insulin system. The agreement provides for Lilly to fund all operating costs of the portion of our commercial-scale production facility used to manufacture AIR Insulin products. In addition, Lilly will fund the design, construction, and validation of a second manufacturing line at the facility to meet post-launch requirements for AIR Insulin production. We are responsible for overseeing the design, construction and validation of the second manufacturing line.

Under the commercial manufacturing agreement, Lilly supplies all bulk active pharmaceutical product to us at no cost and is responsible for product packaging. Lilly will reimburse us for costs we previously incurred for the construction of the second manufacturing line, and Lilly will own all equipment purchased. We have the option to purchase this equipment from Lilly at any time at Lilly’s then-current net book value or at a negotiated purchase price not to exceed Lilly’s then-current net book value upon termination of the commercial manufacturing agreement.

In the event that the AIR Insulin product is commercialized, Lilly will purchase delivered AIR Insulin powder from us at cost plus a fee. In addition to the manufacturing fee, we earn royalties at a low double digit rate on net sales of the AIR Insulin product by Lilly.

Lilly has the right to terminate the commercial manufacturing agreement at any time following the fourth anniversary of the effective date of the agreement by providing 90 days’ prior written notice to us, subject to certain continuing rights and obligations. We have the right to terminate the commercial manufacturing agreement at any time within 90 days after the end of any calendar year that is four or more years after the launch of the first product, by providing 90 days’ prior written notice to Lilly, if the manufacture of the manufactured items purchased by Lilly in such calendar year requires less than 75 percent of the capacity of the manufacturing lines covered by the agreement. This termination right is subject to certain continuing rights and obligations. In addition, either party may terminate the agreement for any material breach by the other party which is not cured within 90 days’ written notice of this material breach or within a longer period that is reasonably necessary to affect this cure.

Unless it is earlier terminated, the commercial manufacturing agreement continues in effect until expiration or termination of the development and license agreement that we entered into with Lilly in April 2001 for the development of inhaled formulations of insulin and other compounds.

AIR PTH

In December 2005, we entered into an agreement with Lilly to develop and commercialize an inhaled formulation of PTH utilizing our AIR pulmonary technology. The initial development program will utilize our AIR pulmonary technology in combination with Lilly’s recombinant PTH, also used in FORTEO® (teriparatide (rDNA origin) injection). FORTEO was approved by the FDA in 2002 to treat osteoporosis in postmenopausal women who are at high risk for bone fracture and to increase bone mass in men with primary or hypogonadal osteoporosis who are at high risk for fracture.

Under the terms of the agreement, we will receive funding for product development activities and upfront and milestone payments. We will have principal responsibility for the formulation and nonclinical development and testing of the compound for use in the product device, including device development. Lilly will have principal responsibility for toxicological and clinical development of the product and sole responsibility for the achievement of regulatory approval and commercialization of the product. Lilly will have exclusive worldwide rights to products resulting from the collaboration and will pay us royalties based on product sales, if any, beginning on the date of product launch in the relevant country and ending on the later of either the expiration of AIR patent rights or ten years from product launch in that particular country. We are responsible for the manufacture of the products for preclinical, phase 1 and phase 2 clinical trials. Not later than the completion of phase 2 clinical trials for the product, the parties will negotiate a manufacturing agreement for phase 3 clinical trial and commercial supply. Under this manufacturing agreement, Lilly would be obligated to purchase from us an agreed to minimum supply of the product each calendar year.

Lilly may terminate the development and license agreement for any reason at any time, with or without cause, by providing us with 90 days’ prior written notice prior to product launch or 180 days’ prior written notice after product launch. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days’ written notice of material breach or default or, in certain cases, a 90 day extension of this period.

Amylin

In May 2000, we entered into a development and license agreement with Amylin for the development of exenatide LAR, which is under development for the treatment of type 2 diabetes. Pursuant to the development and license agreement, Amylin has an exclusive, worldwide license to the Medisorb technology for the development and commercialization of injectable extended-release formulations of exendins and other related compounds. Amylin has entered into a collaboration agreement with Lilly for the development and commercialization of exenatide, including exenatide LAR. We receive funding for research and development and milestone payments consisting of cash and warrants for Amylin common stock upon achieving certain development and commercialization goals and will also receive royalty payments based on future product sales, if any. We are responsible for formulation and non clinical development of any products that may be developed pursuant to the agreement and for manufacturing these products for use in clinical trials. Subject to its arrangement with Lilly, Amylin is responsible for conducting clinical trials, securing regulatory approvals and marketing any products resulting from the collaboration on a worldwide basis.

In October 2005, we amended our existing development and license agreement with Amylin, and reached agreement regarding the construction of a manufacturing facility for exenatide LAR and certain technology transfer related thereto. In December 2005, Amylin purchased a facility for the manufacture of exenatide LAR and began construction in early calendar year 2006. Amylin is responsible for all costs and expenses associated with the design, construction and validation of the facility. The parties have agreed that we will transfer our technology for the manufacture of exenatide LAR to Amylin. Following the completion of the technology transfer, Amylin will be responsible for the manufacture of the once-weekly formulation of exenatide LAR and will operate the facility. Amylin will pay us royalties for commercial sales of this product, if approved, in accordance with the development and license agreement.

Amylin may terminate the development and license agreement for any reason upon 90 days’ written notice to us if such termination occurs before filing an NDA with the FDA for a product developed under the development and license agreement or upon 180 days’ written notice to us after such event. In addition, either party may terminate the development and license agreement upon a material default or breach by the other party that is not cured within 60 days’ after receipt of written notice specifying the default or breach.

Indevus

In January 2007, we and Indevus announced that we had entered into a joint collaboration for the development of ALKS 27, an inhaled formulation of trospium chloride for the treatment of COPD. Under the joint collaboration, we and Indevus share equally all costs of development and commercial returns for the product on a worldwide basis. We will perform all formulation work and manufacturing. Indevus will conduct the clinical development program.

Rensselaer Polytechnic Institute

In September 2006, we and Rensselaer Polytechnic Institute (“RPI”) entered into a license agreement granting us exclusive rights to a family of opioid receptor compounds discovered at RPI. These compounds represent an opportunity for us to develop therapeutics for a broad range of diseases and medical conditions, including addiction, pain and other central nervous system disorders. We will screen this library of compounds. We plan to pursue preclinical work of an undisclosed, lead oral compound that has already been identified.

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

Drug Delivery Technology

Our proprietary technologies address several important development opportunities, including injectable extended-release of proteins, peptides and small molecule pharmaceutical compounds and the pulmonary delivery of small molecules, proteins and peptides. We have used these technologies as a platform to establish drug development and regulatory expertise.

Injectable Extended-Release Technology

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

Pulmonary Technology

The AIR technology is our proprietary pulmonary technology that enables the delivery of both small molecules and macromolecules to the lungs. Our proprietary technology allows us to formulate drugs into dry powders made up of highly porous particles with low mass density. These particles can be efficiently delivered to the deep lung by a small, simple inhaler. The AIR technology is useful for small molecules, proteins or peptides and allows for both local delivery to the lungs and systemic delivery via the lungs.

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

Manufacturing

We currently maintain manufacturing facilities in Massachusetts and Ohio. We either purchase active drug product from third parties or receive it from our third party collaborators to formulate product using our technologies. The manufacture of our product for clinical trials and commercial use is subject to current good manufacturing practices (“cGMP”) and other regulatory agency regulations. We have been producing commercial product since 1999.

Injectable Extended-Release Technology

We own and occupy a manufacturing, office and laboratory site in Wilmington, Ohio where we manufacture RISPERDAL CONSTA, VIVITROL and development-scale products. The facility has been inspected by U.S. and European regulatory authorities, and they have concluded that the facility meets required cGMP standards for continued commercial manufacturing. The facility is undergoing a significant expansion (see Item 2. Properties for details of the facility expansion). The expansion of this facility is intended to increase the supply of RISPERDAL CONSTA and VIVITROL and other potential drug candidates.

Pulmonary Technology

We lease a 90,000 square foot facility located in Chelsea, Massachusetts that is designed to accommodate manufacturing of multiple products and contains a 40,000 square foot facility used for clinical manufacturing of our pulmonary products. This facility is undergoing expansion to increase the supply of AIR Insulin products (see Item 2. Properties for details). Our inhalation devices are produced by a contract manufacturer in the U.S. under cGMP standards.

We have established and are operating clinical facilities, with the capability to produce clinical supplies of our pulmonary and injectable extended-release products, within our corporate headquarters in Cambridge, Massachusetts.

Marketing

Under our collaboration agreements with Janssen, Lilly and Amylin, these companies are responsible for the commercialization of the products developed thereunder if, and when, regulatory approval is obtained. Under our collaboration agreement with Cephalon, Cephalon is primarily responsible for VIVITROL commercialization; however, we support the product commercialization effort with a team of managers of market development, whose responsibility it is to work in collaboration with the Cephalon field sales team to facilitate local and health care system level approaches to marketplace education and awareness and program support. Together with Cephalon, our goal is to establish a steady increase in sales over time and our marketing strategy will initially focus on a core group of receptive and influential prescribers of medication to treat alcohol dependence, establishing a solid foundation for further expansion. Under the collaboration, we have the option to establish our own field sales force, in addition to the managers of market development, at the time of the first sales force expansion, should one occur.

Competition

The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. We face intense competition in the development, manufacture, marketing and commercialization of our products and product candidates from academic institutions, government agencies, research institutions, biotechnology and pharmaceutical companies, including our collaborators, and other companies with similar technologies. Our success in the marketplace depends largely on our ability to identify and successfully commercialize products developed from our research activities and to obtain financial resources necessary to fund our clinical trials, manufacturing, and commercialization activities. Competition for our marketed products and product candidates may be based on product efficacy, safety, convenience, reliability, availability and price, among other factors. The timing of entry of new pharmaceutical products in the market can be a significant factor in product success, and the speed with which we receive approval for products, bring them to market and produce commercial supplies may impact the competitive position of our products in the marketplace.

Many of our competitors and potential competitors have substantially more capital resources, manufacturing and marketing experience, research and development resources and production facilities than we do. Many of these competitors have significantly more experience than we do in undertaking preclinical testing and clinical trials of new pharmaceutical products and in obtaining FDA and other regulatory approvals. There can be no assurance that developments by our competitors will not render our products, product candidates or our technologies obsolete or noncompetitive, or that our collaborators will not choose to use competing technologies or methods.

With respect to our injectable technology, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products. RISPERDAL CONSTA may compete with a number of other injectable products currently being developed, including paliperidone palmitate, an injectable, four-week, long-acting product being developed by Johnson & Johnson, ZYPREXA® depot, a long-acting injectable formulation of olanzapine (Zyprexa) being developed by Lilly, and a number of new oral compounds for the treatment of schizophrenia.

VIVITROL competes with CAMPRAL® by Forest Laboratories, Inc. and ANTABUSE® by Odyssey Pharmaceuticals, Inc. as well as currently marketed drugs also formulated from naltrexone, such as REVIA® by Duramed Pharmaceuticals, Inc., NALOREX® by Bristol-Myers Squibb Pharmaceuticals Ltd. and DEPADE® by Mallinckrodt, Inc., a subsidiary of Tyco International Ltd. Other pharmaceutical companies are investigating product candidates that have shown some promise in treating alcohol dependence and that, if approved by the FDA, would compete with VIVITROL.

With respect to our AIR technology, we are aware that there are other companies marketing or developing pulmonary delivery systems for pharmaceutical products. If approved, our AIR Insulin product candidate would compete with EXUBERA®, marketed by Pfizer, Inc. in collaboration with Nektar Therapeutics, Inc., which received marketing approval from the FDA and the European Medicines Agency (“EMEA”) in January 2006. In addition, there are a number of large companies currently developing inhaled insulin product candidates that are in late stage clinical trials that would compete with our AIR Insulin product, if approved.

Other companies, including our collaborators, are developing new chemical entities or improved formulations of existing products which, if developed successfully, could compete against our products and product candidates and those of our collaborators. These chemical entities are being designed to have different mechanisms of action or improved safety and efficacy.

Patents and Proprietary Rights

Our success will be dependent, in part, on our ability to obtain patent protection for our product candidates and those of our collaborators, to maintain trade secret protection and to operate without infringing upon the proprietary rights of others.

We have a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. We have filed numerous U.S. and international patent applications directed to compositions of matter as well as processes of preparation and methods of use, including applications relating to each of our delivery technologies. We own approximately 125 issued U.S. patents. No U.S. patent issued to us that is currently material to our business will expire prior to 2013. In the future, we plan to file further U.S. and foreign patent applications directed to new or improved products and processes. We intend to file additional patent applications when appropriate and defend our patent position aggressively.

We have exclusive rights through licensing agreements with third parties to approximately 35 issued U.S. patents, a number of U.S. patent applications and corresponding foreign patents and patent applications in many countries, subject in certain instances to the rights of the U.S. government to use the technology covered by such patents and patent applications. No issued U.S. patent to which we have licensed rights and which is currently material to our business will expire prior to 2016. Under certain licensing agreements, we currently pay annual license fees and/or minimum annual royalties. During the year ended March 31, 2007, these fees totaled approximately $0.1 million. In addition, under these licensing agreements, we are obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

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

Government Regulation

Before new pharmaceutical products may be sold in the U.S. and other countries, clinical trials of the products must be conducted and the results submitted to appropriate regulatory agencies for approval. The regulatory approval process requires a demonstration of product safety and efficacy and the ability to effectively manufacture such product. Generally, such demonstration of safety and efficacy includes preclinical testing and clinical trials of such product candidates. The testing, manufacture and marketing of pharmaceutical products in the U.S. requires the approval of the FDA. The FDA has established mandatory procedures and safety standards which apply to the preclinical testing and clinical trials, manufacture and marketing of these products. Similar standards are established by non-U.S. regulatory bodies for marketing approval of such products. Pharmaceutical marketing and manufacturing activities are also regulated by state, local and other authorities. The regulatory approval process in the U.S. is described in brief below.

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

Typically, clinical testing involves a three-phase process: phase 1 trials are conducted with a small number of healthy subjects and are designed to determine the early side effect profile and, perhaps, the pattern of drug distribution and metabolism; phase 2 trials are conducted on patients with a specific disease in order to determine appropriate dosages, expand evidence of the safety profile and perhaps provide preliminary evidence of product efficacy; and phase 3 trials are large-scale, comparative studies conducted on patients with a target disease in order to generate enough data to provide statistical evidence of efficacy and safety required by national regulatory agencies. The results of the preclinical testing and clinical trials of a pharmaceutical product, as well as the information on the manufacturing of the product and proposed labeling, are then submitted to the FDA in the form of a NDA or, for a biological product, a biologics license application (“BLA”) for approval to commence commercial sales. Preparing such applications involves considerable data collection, verification, analysis and expense. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. Submission of the application(s) for marketing authorization does not guarantee approval. At the same time, an FDA request for additional information does not mean the product will not be approved or that the FDA’s review of the application will be significantly delayed. On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and efficacy; additional clinical trials are usually required to gain clearance for the use of a product as a treatment for indications other than those initially approved. It is also possible that the labeling may be more limited than what was originally projected. Each marketing authorization application is unique and should be considered as such.

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

Among the conditions for a NDA or BLA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform with cGMP on an ongoing basis. Before approval of an NDA or BLA, the FDA may perform a pre-approval inspection of a manufacturing facility to determine its compliance with cGMP and other rules and regulations. In complying with cGMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. After a facility is licensed, it is subject to periodic inspections by the FDA. Facilities are also subjected to the requirements of other government bodies, such as the U.S. Occupational Safety & Health Administration and the Environmental Protection Agency.

Similarly, NDA or BLA approval may be delayed or denied due to cGMP non-compliance or other issues at contract sites or suppliers included in the NDA or BLA, and the correction of these shortcomings may be beyond our control.

The requirements which we must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of our product candidates in such countries can be as rigorous and costly as those described above.

We are also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, experimental use of animals and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research. To date, compliance with laws and regulations relating to the protection of the environment has not had a material effect on capital expenditures, earnings or our competitive position. However, the extent of government regulation which might result from any legislative or administrative action cannot be accurately predicted.

Employees

As of June 13, 2007 we had approximately 830 full-time employees. A significant number of our management and professional employees have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific and senior management personnel; however, competition for such personnel is intense. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Available Information

We are a Pennsylvania corporation with principal executive offices located at 88 Sidney Street, Cambridge, Massachusetts 02139. Our telephone number is (617) 494-0171 and our website address is www.alkermes.com. We make available free of charge through the Investor Relations section of our website our Annual Reports on Form 10-K and 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

RISPERDAL CONSTA

We are not involved in the marketing or sales efforts for RISPERDAL CONSTA. For reasons outside of our control, including those mentioned below, revenues received from the sale of RISPERDAL CONSTA may not meet our partner’s expectations. Our revenues also depend heavily on manufacturing fees and royalties we receive from our partner for RISPERDAL CONSTA.

VIVITROL

In April 2006, the FDA approved VIVITROL for the treatment of alcohol dependence in patients able to refrain from drinking, and not actively drinking prior to treatment initiation. In June 2005, we entered into an agreement with Cephalon to develop and commercialize VIVITROL for the treatment of alcohol dependence in the U.S. and its territories. Under this agreement, Cephalon is primarily responsible for the marketing and sale of VIVITROL, and we support their efforts with a team of managers of market development. We have very little sales and marketing experience and a very small team of managers of market development. The revenues received or to be received from the sale of VIVITROL may not be significant and will depend on numerous factors, many of which are outside of our control, including but not limited to those specified below.

There can be no assurance that the phase 3 clinical trial results and other clinical and preclinical data will be sufficient to obtain regulatory approvals for VIVITROL elsewhere in the world. Even if regulatory approvals are received in other countries, we will have to market VIVITROL ourselves outside of the U.S. or enter into co-promotion or sales and marketing arrangements with other companies for VIVITROL sales and marketing activities outside of the U.S.

In addition, there is no existing data regarding the size of the market for VIVITROL, and it is therefore inherently difficult to assess whether sufficient capacity exists to meet market demand. If demand is higher than our estimates or we are not able to bring online addition capacity, the market for VIVITROL may be materially adversely affected.

We cannot be assured that RISPERDAL CONSTA and VIVITROL will be, or will continue to be, accepted in the U.S. or in any foreign markets or that sales of either of these products will not decline in the future or end. A number of factors may cause our revenues from RISPERDAL CONSTA and VIVITROL (and any of our product candidates that we develop, if and when approved) to grow at a slower than expected rate, or even to decrease or end, including:

•	perception of physicians and other members of the health care community of their safety and efficacy relative to that of competing products;

•	their cost-effectiveness;

•	patient and physician satisfaction with these products;

•	the ability to manufacture commercial products successfully and on a timely basis;

•	the cost and availability of raw materials;

•	the size of the markets for these products;

•	reimbursement policies of government and third-party payors;

•	unfavorable publicity concerning these products or similar drugs;

•	the introduction, availability and acceptance of competing treatments, including those of our collaborators;

•	the reaction of companies that market competitive products;

•	adverse event information relating to these products;

•	changes to product labels to add significant warnings or restrictions on use;

•	the continued accessibility of third parties to vial, label and distribute these products on acceptable terms;

•	the unfavorable outcome of patent litigation related to any of these products;

•	regulatory developments related to the manufacture or continued use of these products;

•	the extent and effectiveness of the sales and marketing and distribution support these products receive;

•	our collaborators’ decisions as to the timing of product launches, pricing and discounting; and

•	any other material adverse developments with respect to the commercialization of these products.

Our revenues will fluctuate from quarter to quarter based on a number of factors, including the acceptance of RISPERDAL CONSTA and VIVITROL in the marketplace, our partner’s orders, the timing of shipments, our ability to manufacture successfully, our yield and our production schedule. In order to meet our financial plans, we will need to bring additional manufacturing capacity on line in a timeframe adequate to meet demand and prevent shortfalls in supply. In addition, the costs to manufacture RISPERDAL CONSTA and VIVITROL may be higher than anticipated if certain volume levels are not achieved. In addition, we may not be able to supply the products in a timely manner. If RISPERDAL CONSTA and VIVITROL do not produce significant revenues or if we are unable to supply our partner’s requirements, our business, results of operations and financial condition would be materially adversely affected.

We are substantially dependent on revenues from our principal product.

Our current and future revenues depend substantially upon continued sales of RISPERDAL CONSTA by our partner, Janssen. Any significant negative developments relating to this product, such as safety or efficacy issues, the introduction or greater acceptance of competing products or adverse regulatory or legislative developments, would have a material adverse effect on our results of operations. Although we have developed and continue to develop additional products for commercial introduction, we expect to be substantially dependent on sales from this product for the foreseeable future. A decline in sales from this product would adversely affect our business.

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

Currently, several of our product candidates are manufactured in small quantities for use in clinical trials. We cannot be assured that we will be able to successfully manufacture each of our product candidates at a commercial scale in a timely or economical manner, or at all. If any of these product candidates are approved by the FDA or other drug regulatory authorities for commercial sale, we will need to manufacture them in larger quantities. If we are unable to successfully increase our manufacturing scale or capacity, the regulatory approval or commercial launch of such product candidate may be delayed, there may be a shortage in supply of such product candidate or our margins may become uneconomical.

If we fail to develop manufacturing capacity and experience, or fail to manufacture our commercial products and/or product candidates economically on a commercial scale or in commercial volumes, or in accordance with cGMP regulations, our development programs and commercialization of any approved products will be materially adversely affected. This may result in delays in receiving FDA or foreign regulatory approval for one or more of our product candidates or delays in the commercial production of a product that has already been approved. Any such delays could materially adversely affect our business, results of operations and financial condition.

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

None of our drug delivery technologies can be commercialized as stand-alone products but must be combined with a drug. To develop any new proprietary product candidate using one of these technologies, we must obtain the drug substance from another party. We cannot be assured that we will be able to obtain any such drug substance on reasonable terms, if at all.

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

The FDA and European regulatory authorities have inspected and approved our manufacturing facility for RISPERDAL CONSTA, and the FDA has inspected and approved the same manufacturing facility for VIVITROL. We cannot guarantee that the FDA or any foreign regulatory agencies will approve our other facilities or, once approved, that any of our facilities will remain in compliance with cGMP regulations. If we fail to gain or maintain FDA and foreign regulatory compliance, our business, results of operations and financial condition could be materially adversely affected.

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

We have very little sales and marketing experience and limited sales capabilities, which may make commercializing our products difficult.

We currently have very little marketing or distribution experience and limited sales capabilities. Therefore, in order to commercialize our product candidates, we must either develop our own marketing and distribution sales capabilities or collaborate with a third party to perform these functions. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with our collaborative partners and other third parties. For example, we rely completely on Janssen to market, sell and distribute RISPERDAL CONSTA, and rely primarily upon Cephalon to market and distribute VIVITROL. In these instances, our future revenues will be materially dependent upon the success of the efforts of these third parties.

Under our agreement, Cephalon is primarily responsible for the marketing and sale of VIVITROL. We support Cephalon in its commercialization efforts with a small team of managers of market development. We have limited experience in the commercialization of pharmaceutical products. Therefore, the success of VIVITROL and our future profitability will depend in large part on the success of our collaborative partner in its sales and marketing efforts. We may not be able to attract and retain qualified personnel to serve as managers of market development, or to effectively support those commercialization activities provided by our collaborative partner. The cost of establishing and maintaining managers of market development may exceed its cost effectiveness. If we fail to develop sales and marketing capabilities, if our collaborative partners’ sales efforts are not effective or if costs of developing sales and marketing capabilities exceed their cost effectiveness, our business, results of operations and financial condition could be materially adversely affected.

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

Clinical trials of each of our product candidates involve a technology and a drug. This makes testing more complex because the outcome of the trials depends on the performance of technology in combination with a drug.

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

With the exception of fiscal years 2006 and 2007, we have had net operating losses since being founded in 1987. At March 31, 2007, our accumulated deficit was $623.5 million. There can be no assurance we will achieve sustained profitability.

A major component of our revenue is dependent on our partners’ ability to sell, and our ability to manufacture economically, our marketed products RISPERDAL CONSTA and VIVITROL. In addition, if VIVITROL sales are not significant, we could have significant losses in the future due to ongoing expenses to develop and commercialize VIVITROL.

In addition, our ability to achieve sustained profitability in the future depends, in part, on our ability to:

•	obtain and maintain regulatory approval for our products and product candidates in the U.S. and in foreign countries;

•	efficiently manufacture our commercial products;

•	support the marketing and sale of RISPERDAL CONSTA by our partner Janssen;

•	support the marketing and sale of VIVITROL by our partner Cephalon;

•	enter into agreements to develop and commercialize our products and product candidates;

•	develop and expand our capacity to manufacture and market our products and product candidates;

•	obtain adequate reimbursement coverage for our products from insurance companies, government programs and other third party payors;

•	obtain additional research and development funding from collaborative partners or funding for our proprietary product candidates; and

•	achieve certain product development milestones.

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, on:

•	the progress of our research and development programs for proprietary and collaborative product candidates, including clinical trials;

•	the time and expense that will be required to pursue FDA and/or foreign regulatory approvals for our product candidates and whether such approvals are obtained;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	the cost of building, operating and maintaining manufacturing and research facilities;

•	the number of product candidates we pursue, particularly proprietary product candidates;

•	how competing technological and market developments affect our product candidates;

•	the cost of possible acquisitions of technologies, compounds, product rights or companies; and

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise.

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

This process can last many years, be very costly and still be unsuccessful. FDA or foreign regulatory approval can be delayed, limited or not granted at all for many reasons, including:

•	a product candidate may not be safe or effective;

•	data from preclinical testing and clinical trials may be interpreted by the FDA or foreign regulatory agencies in different ways than we or our partners interpret it;

•	the FDA or foreign regulatory agencies might not approve our manufacturing processes or facilities;

•	the FDA or foreign regulatory agencies may change their approval policies or adopt new regulations;

•	a product candidate may not be approved for all the indications we or our partners’ request; or

•	the FDA may not agree with our or our partners’ regulatory approval strategies or components of our or our partners’ filings, such as clinical trial designs.

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

Pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting antitrust violations, violations of the Federal False Claim Act, the Anti-Kickback Act, the Prescription Drug Marketing Act and other violations in connection with off-label promotion of products and Medicare and/or Medicaid reimbursement or related to environmental matters and claims under state laws, including state anti-kickback and fraud laws.

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

We may be exposed to product liability claims arising from the commercial sale of RISPERDAL CONSTA and VIVITROL, or the use of our product candidates in clinical trials or commercially, once approved. These claims may be brought by consumers, clinical trial participants, our collaborative partners or third parties selling the products. We currently carry product liability insurance coverage in such amounts as we believe are sufficient for our business. However, we cannot provide any assurance that this coverage will be sufficient to satisfy any liabilities that may arise. As our development activities progress and we continue to have commercial sales, this coverage may be inadequate, we may be unable to obtain adequate coverage at an acceptable cost or we may be unable to get adequate coverage at all or our insurer may disclaim coverage as to a future claim. This could prevent or limit our commercialization of our product candidates or commercial sales of our products. Even if we are able to maintain insurance that we believe is adequate, our financial condition may be materially adversely affected by a product liability claim.

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

In addition to our development work with collaborative partners, we are developing proprietary product candidates for our own account by applying our technologies to off-patent drugs. Because we will be funding the development of such programs, there is a risk that we may not be able to continue to fund all such programs to completion or to provide the support necessary to perform the clinical trials, obtain regulatory approvals or market any approved products on a worldwide basis. We expect the development of products for our own account to consume substantial resources. If we are able to develop commercial products on our own, the risks associated with these programs may be greater than those associated with our programs with collaborative partners.

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

Potential tax liabilities could adversely affect our results.

We are subject to both federal and state taxes on income. Significant judgment is required in determining our provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. In such case, the potential exists for audit findings to have a material effect on our income tax provision and net income in the period or periods in which that determination is made.

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

We face intense competition from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies, including other companies with similar technologies. Some of these competitors are also our collaborative partners. These competitors are working to develop and market other systems, products, vaccines and other methods of preventing or reducing disease, and new small-molecule and other classes of drugs that can be used without a drug delivery system.

There are other companies developing extended-release and pulmonary technologies. In many cases, there are products on the market or in development that may be in direct competition with our products or product candidates. In addition, we know of new chemical entities that are being developed that, if successful, could compete against our product candidates. These chemical entities are being designed to work differently than our product candidates and may turn out to be safer or to be more effective than our product candidates. Among the many experimental therapies being tested in the U.S. and Europe, there may be some that we do not now know of that may compete with our technologies or product candidates. Our collaborative partners could choose a competing technology to use with their drugs instead of one of our technologies and could develop products that compete with our products.

With respect to our injectable technology, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products. RISPERDAL CONSTA may compete with a number of other injectable products being developed, including paliperidone palmitate, an injectable, four-week, long-acting product being developed by Johnson & Johnson, ZYPREXA® depot, a long-acting injectable formulation of olanzapine (Zyprexa) being developed by Eli Lilly & Company, and a number of new oral compounds for the treatment of schizophrenia.

VIVITROL competes with CAMPRAL by Forest Laboratories, Inc. and ANTABUSE by Odyssey Pharmaceuticals, Inc. as well as currently marketed drugs also formulated from naltrexone, such as REVIA by Duramed Pharmaceuticals, Inc., NALOREX by Bristol-Myers Squibb Co. and DEPADE by Mallinckrodt. Other pharmaceutical companies are investigating product candidates that have shown some promise in treating alcohol dependence and that, if approved by the FDA, would compete with VIVITROL.

With respect to our AIR technology, we are aware that there are other companies marketing or developing pulmonary delivery systems for pharmaceutical products. If approved, our AIR Insulin product candidate would compete with EXUBERA, marketed by Pfizer, Inc. in collaboration with Nektar Therapeutics, Inc., which received marketing approval from the FDA and the EMEA in January 2006. In addition, there are a number of large companies currently developing inhaled insulin product candidates that are in late stage clinical trials that would compete with our AIR Insulin product, if approved.

Many of our competitors have much greater capital resources, manufacturing, research and development resources and production facilities than we do. Many of them also have much more experience than we do in preclinical testing and clinical trials of new drugs and in obtaining FDA and foreign regulatory approvals.

Major technological changes can happen quickly in the biotechnology and pharmaceutical industries, and the development of technologically improved or different products or technologies may make our product candidates or platform technologies obsolete or noncompetitive.

Our product candidates, if successfully developed and approved for commercial sale, will compete with a number of drugs and therapies currently manufactured and marketed by major pharmaceutical and other biotechnology companies. Our product candidates may also compete with new products currently under development by others or with products which may cost less than our product candidates. Physicians, patients, third-party payors and the medical community may not accept or utilize any of our product candidates that may be approved. If our product candidates, if and when approved, do not achieve significant market acceptance, our business, results of operations and financial condition will be materially adversely affected. For more information on other factors that would impact the market acceptance of our product candidates, if and when approved, see the risk factor “RISPERDAL CONSTA, VIVITROL and our product candidates may not generate significant revenues.”

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

As discussed above under “We may require additional funds to complete our programs and such funding may not be available on commercially favorable terms and may cause dilution to our existing shareholders,” we may issue additional equity securities or securities convertible into equity securities to raise funds, thus reducing the ownership share of the current holders of our common stock, which may adversely affect the market price of the common stock. As of March 31, 2007, we were obligated to issue 19,959,681 shares of common stock upon the vesting and exercise of stock options and vesting of stock awards. In addition, any of our shareholders could sell all or a large number of their shares, which could adversely affect the market price of our common stock.

Our common stock price is highly volatile.

The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. Additionally, market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been very volatile. The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that were unrelated to the operating performance of any one company. In particular, and in addition to circumstances described elsewhere under these risk factors, the following risk factors can adversely affect the market price of our common stock:

•	non-approval, set-backs or delays in the development or manufacture of our product candidates and success of our research and development programs;

•	public concern as to the safety of drugs developed by us or others;

•	announcements of issuances of common stock or acquisitions by us;

•	the announcement and timing of new product introductions by us or others;

•	material public announcements;

•	events related to our products or those of our competitors, including the withdrawal or suspension of products from the market;

•	availability and level of third party reimbursement;

•	political developments or proposed legislation in the pharmaceutical or healthcare industry;

•	economic or other external factors, disaster or crisis;

•	developments of our corporate partners;

•	announcements of technological innovations or new therapeutic products or methods by us or others;

•	changes in government regulations or policies or patent decisions;

•	failure to meet our financial expectations or changes in opinions of analysts who follow our stock; or

•	general market conditions.

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

We are a Pennsylvania corporation and Pennsylvania law contains strong anti-takeover provisions. In February 2003, our board of directors adopted a shareholder rights plan. The shareholder rights plan is designed to cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors. The shareholder rights plan and Pennsylvania law could make it more difficult for a person or group to, or discourage a person or group from attempting to, acquire control of us, even if the change in control would be beneficial to shareholders. Our articles of incorporation and bylaws also contain certain provisions that could have a similar effect. The articles provide that our board of directors may issue, without shareholder approval, preferred stock having such voting rights, preferences and special rights as the board of directors may determine. The issuance of such preferred stock could make it more difficult for a third party to acquire us.

We may not recoup any of our $100 million investment in Reliant.

In December 2001, we made a $100.0 million investment in Series C convertible, redeemable preferred units of Reliant Pharmaceuticals, LLC (“Reliant”) and we currently own approximately 12% of Reliant. Through March 31, 2004, the investment had been accounted for under the equity method of accounting because Reliant was organized as a limited liability company, which is treated in a manner similar to a partnership. Our $100.0 million investment was reduced to $0 in the year ended March 31, 2003 based upon our equity losses in Reliant. Effective April 1, 2004, Reliant converted from a limited liability company to a corporation under Delaware state law. Due to this change, and because Reliant is a privately held company over which Alkermes does not exercise control, our investment in Reliant has been accounted for under the cost method beginning April 1, 2004. Accordingly, we do not record any share of Reliant’s net income or losses, but would record dividends, if received. Our investment remains at $0 as of March 31, 2007.

Litigation may result in financial losses or harm our reputation and may divert management resources.

We may be the subject of certain claims, including those asserting violations of securities laws and derivative actions.

We cannot predict with certainty the eventual outcome of any future litigation or third party inquiry. We may not be successful in defending ourselves or asserting our rights in new lawsuits, investigations or claims that may be brought against us, and, as a result, our business could be materially harmed. These lawsuits, investigations or claims may result in large judgments or settlements against us, any of which could have a negative effect on our financial performance and business. Additionally, lawsuits and investigations can be expensive to defend, whether or not the lawsuit or investigation has merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

We face risks related to private litigation relating to our past practices with respect to equity incentives.

In May 2006, we were mentioned in a third-party report suggesting that we were at moderate risk for options backdating (the “Report”) with respect to our annual grants of options to all employees of the Company dated October 28, 1999 and November 20, 2000. Shortly after the Report appeared, we were contacted by the SEC with respect to our option practices for the years mentioned in the Report. We have cooperated fully with the SEC’s informal inquiry. In a letter dated May 22, 2007, the Boston District Office of the SEC informed us that its informal investigation related to our issuance of stock options has been completed, and that the SEC does not intend to recommend that any enforcement action against us be taken by the SEC. As a result of the appearance of the Report, and concurrent with the SEC’s informal inquiry, the audit committee of our board of directors undertook an investigation into our option practices for the period 1999 to 2000 as well as for 2001 and 2002. The review was conducted with the assistance of outside legal counsel and outside accounting consultants. The audit committee has completed its investigation and has concluded that nothing has come to its attention that would cause it to believe that there were any instances where management of the Company or the compensation committee of the Company retroactively selected a date for the grant of stock options during the 1999 through 2002 period. Also, management reviewed its option grant practices for the period from 2003 to date. As a result of these reviews, in August 2006 we restated our consolidated balance sheets as of March 31, 2006 and 2005, our consolidated statements of operations for the years ended March 31, 2005 and 2004, our consolidated statements of cash flows for the years ended March 31, 2005 and 2004, our consolidated statements of changes in stockholders equity for the years ended March 31, 2006, 2005 and 2004, and the related disclosures.

On October 10, 2006, a purported shareholder derivative lawsuit, captioned “Thomas Bennett, III vs. Richard Pops et al.” and docketed as CIV-06-3606, was filed ostensibly on our behalf in Middlesex County Superior Court, Massachusetts. The complaint in that lawsuit alleges, among other things, that, in connection with certain stock option grants made by us, certain of our directors and officers committed violations of state law, including breaches of fiduciary duty. The complaint names us as a nominal defendant, but does not seek monetary relief. The lawsuit seeks recovery of damages allegedly caused to us as well as certain other relief, including an order requiring us to take action to enhance our corporate governance and internal procedures. On January 31, 2007, the defendants served the plaintiff with a motion to dismiss the complaint. The plaintiff has served the defendants with an opposition to the motion to dismiss the complaint and the defendants served the plaintiff with a reply brief. The Court has scheduled a hearing on the defendants’ motion to dismiss the complaint for July 9, 2007.

We have received four letters, allegedly sent on behalf of owners of our securities, which claim, among other things, that certain of our officers and directors breached their fiduciary duties to us by, among other allegations, allegedly violating the terms of our stock option plans, allegedly violating generally accepted accounting principles by failing to recognize compensation expenses with respect to certain option grants during certain years, and allegedly publishing materially inaccurate financial statements relating to us. The letters demand, among other things, that our board of directors take action on our behalf to recover from the current and former officers and directors identified in the letters the damages allegedly sustained by us as a result of their alleged conduct, among other amounts. The letters do not seek any monetary recovery from us. Our board of directors appointed a special independent committee of the board of directors to investigate, assess and evaluate the allegations contained in these and any other demand letters relating to our stock option granting practices and to report its findings, conclusions and recommendations to our board of directors. The special independent committee was assisted by independent outside legal counsel. In November 2006, based on the results of its investigation, the special independent committee of our board of directors concluded that the assertions contained in the demand letters lacked merit, that nothing had come to its attention that would cause it to believe that there are any instances where management of the Company or the Compensation Committee of the Company had retroactively selected a date for the grant of stock options during the 1995 through 2006 period, and that it would not be in our best interests or the best interests of our shareholders to commence litigation against our current or former officers or directors as demanded in the letters. The findings and conclusions of the special independent committee of our board of directors have been presented to and adopted by our board of directors.

At this point we are unable to predict what, if any, consequences these issues relating to our option grants may have on us. There could be considerable legal and other expenses associated with any private litigation, including that described above, that might be filed relating to these issues.

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

Item 2.	Properties

We lease space in Cambridge, Massachusetts under several leases, the original terms of which are effective through calendar year 2012. These leases contain provisions permitting us to extend their terms for up to two ten-year periods. Our corporate headquarters, administration areas and laboratories are located in this space. We have established and are operating clinical facilities, with the capability to produce clinical supplies of our pulmonary and injectable extended-release products, at this location.

We also lease a building in Chelsea, Massachusetts for clinical and commercial manufacturing of inhaled products based on our AIR pulmonary technology. The lease term is for fifteen years, expiring in 2015, with an option to extend the term for up to two five-year periods. The facility and equipment, which was partially funded and owned by Lilly, is designed to accommodate the manufacture of multiple products and contains a facility currently used to manufacture clinical supplies of AIR Insulin. Lilly’s funding is secured by its ownership of specific equipment located and used in the facility.

The facility is undergoing a significant expansion to add a second manufacturing line to meet post-launch requirements for AIR Insulin production, which is expected to be substantially completed in calendar year 2010. Lilly is funding, and we are responsible for overseeing, the construction, development, validation and scale-up of the second manufacturing line. Lilly owns all purchased equipment that it funds. We have the option to purchase this equipment from Lilly, at any time, at Lilly’s then-current net book value or at a negotiated purchase price not to exceed Lilly’s then-current net book value upon termination of the commercial manufacturing agreement for AIR Insulin.

We own a 15-acre manufacturing, office and laboratory site in Wilmington, Ohio. The site produces RISPERDAL CONSTA, VIVITROL and clinical supplies of exenatide LAR. The site is undergoing a significant expansion, which is expected to be substantially completed in calendar year 2008. We are currently operating two RISPERDAL CONSTA lines and one VIVITROL line at commercial scale, and three additional lines are under construction for RISPERDAL CONSTA and VIVITROL. Janssen is funding the construction of the additional manufacturing line for RISPERDAL CONSTA, and Cephalon is funding the construction of the two additional manufacturing lines for VIVITROL. Janssen and Cephalon own all purchased equipment that they fund. Cephalon has granted us an option, exercisable after two years, to purchase the VIVITROL manufacturing lines at their then-current net book value. Janssen has granted us an option, exercisable upon 30 days’ advance written notice, to purchase the RISPERDAL CONSTA manufacturing line at its then-current net book value.

We lease a commercial manufacturing facility in Cambridge, Massachusetts that we are not currently utilizing. The lease term is for fifteen years, expiring in August 2008, with an option to extend the term for one five year period. We exited this facility in connection with a restructuring of operations in June 2004 and have subleased a portion of the facility through the lease expiration date. We have no plans to extend the lease beyond its expiration date.

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

On October 10, 2006, a purported shareholder derivative lawsuit, captioned “Thomas Bennett, III vs. Richard Pops et al.” and docketed as CIV-06-3606, was filed ostensibly on our behalf in Middlesex County Superior Court, Massachusetts. The complaint in that lawsuit alleges, among other things, that, in connection with certain stock option grants made by us, certain of our directors and officers committed violations of state law, including breaches of fiduciary duty. The complaint names us as a nominal defendant, but does not seek monetary relief from us. The lawsuit seeks recovery of damages allegedly caused to us as well as certain other relief, including an order requiring us to take action to enhance our corporate governance and internal procedures. On January 31, 2007, the defendants served the plaintiff with a motion to dismiss the complaint. The plaintiff has served the defendants with an opposition to the motion to dismiss the complaint and the defendants have served the plaintiff with a reply brief. The Court has scheduled a hearing on the defendants’ motion to dismiss the complaint for July 9, 2007.

We have received four letters, allegedly sent on behalf of owners of our securities, which claim, among other things, that certain of our officers and directors breached their fiduciary duties to us by, among other allegations, allegedly violating the terms of our stock option plans, allegedly violating generally accepted accounting principles in the U.S. by failing to recognize compensation expenses with respect to certain option grants during certain years, and allegedly publishing materially inaccurate financial statements relating to us. The letters demand, among other things, that our board of directors take action on our behalf to recover from the current and former officers and directors identified in the letters the damages allegedly sustained by us as a result of their alleged conduct, among other amounts. The letters do not seek any monetary recovery from us. Our board of directors appointed a special independent committee of the board of directors to investigate, assess and evaluate the allegations contained in these and any other demand letters relating to our stock option granting practices and to report its findings, conclusions and recommendations to our board of directors. The special independent committee was assisted by independent outside legal counsel. In November 2006, based on the results of its investigation, the special independent committee of our board of directors concluded that the assertions contained in the demand letters lacked merit, that nothing had come to its attention that would cause it to believe that there are any instances where management of the Company or the Compensation Committee of the Company had retroactively selected a date for the grant of stock options during the 1995 through 2006 period, and that it would not be in our best interests or the best interests of our shareholders to commence litigation against our current or former officers or directors as demanded in the letters. The findings and conclusions of the special independent committee of our board of directors have been presented to and adopted by our board of directors.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended March 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our common stock is traded on the NASDAQ Stock Market under the symbol ALKS. We have 382,632 shares of our non-voting common stock issued and outstanding. There is no established public trading market for our non-voting common stock. Set forth below for the indicated periods are the high and low bid prices for our common stock:

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low

1st Quarter	$22.05	$17.91	$14.09	$9.68
2nd Quarter	19.11	13.18	19.87	12.76
3rd Quarter	17.48	13.37	19.87	14.69
4th Quarter	$17.83	$13.09	$26.81	$18.96

The last reported sale price of our common stock as reported on the NASDAQ Stock Market on June 11, 2007 was $14.97.

(b)	Stockholders

There were 378 shareholders of record for our common stock and one shareholder of record for our non-voting common stock on June 12, 2007.

(c)	Dividends

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

(d)	Securities authorized for issuance under equity compensation plans

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

(e)	Repurchase of equity securities

A summary of our stock repurchase activity for the fiscal year ended March 31, 2007 is as follows:

			Total	Approximate Dollar
			Number of Shares	Value of Shares
	Total Number	Average	Purchased as	That May Yet
	of Shares	Price Paid	Part of a Publicly	be Purchased
Period	Purchased(a)	per Share	Announced Program(a)	Under the Program
				(In thousands)

May 2006	65,500	$19.27	65,500	$13,738
June 2006	69,130	19.75	69,130	12,373
July 2006 though August 2006	—	—	—	12,373
September 2006	689,047	14.32	689,047	2,508
November 2006 through March 2007	—	—	—	2,508

Total	823,677	$15.17	823,677

(a)	In September 2005, our Board of Directors authorized a share repurchase program of up to $15.0 million of common stock to be repurchased in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We publicly announced the share repurchase program in our press release for the fiscal 2006 second quarter financial results dated November 3, 2005.

In addition to the stock repurchases above, we purchased, by means of employee forfeitures, 31,307 shares during the year ended March 31, 2007 at an average price of $18.11 to pay withholding taxes on employee stock awards.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the last five fiscal years, with the cumulative total return on the Nasdaq Stock Market Index and the Nasdaq Biotechnology Index. The comparison assumes $100 was invested on March 31, 2002 in our common stock and in each of the foregoing indices and further assumes reinvestment of any dividends. We did not declare or pay any dividends on our common stock during the comparison period.

Comparison of Cumulative Total Returns

	2002	2003	2004	2005	2006	2007
Alkermes, Inc.	100	35	61	40	85	59
NASDAQ Stock Market Index	100	73	108	108	127	131
NASDAQ Biotechnology Index	100	66	101	84	109	101

Item 6.	Selected Financial Data

The following financial data should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K, beginning on page F-1.

Alkermes, Inc. and Subsidiaries

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
REVENUES:
Manufacturing revenues	$105,416	$64,901	$40,488	$25,736	$14,317
Royalty revenues	23,151	16,532	9,636	3,790	1,165
Research and development revenue under collaborative arrangements	74,483	45,883	26,002	9,528	31,784
Net collaborative profit	36,915	39,285	—	—	—

Total revenues	239,965	166,601	76,126	39,054	47,266

EXPENSES:
Cost of goods manufactured(7)	45,209	23,489	16,834	19,037	10,910
Research and development(7)	117,315	89,068	91,641	92,101	86,524
Selling, general and administrative(7)	66,399	40,383	29,499	27,206	28,027
Restructuring(1)	—	—	11,527	(208)	6,497

Total expenses	228,923	152,940	149,501	138,136	131,958

OPERATING INCOME (LOSS)	11,042	13,661	(73,375)	(99,082)	(84,692)

OTHER INCOME (EXPENSE):
Interest income	17,707	11,569	3,005	3,409	3,776
Interest expense	(17,725)	(20,661)	(7,394)	(6,497)	(10,403)
Derivative (loss) income related to convertible subordinated notes(2)	—	(1,084)	4,385	(4,514)	(4,300)
Gain on exchange of notes(3)	—	—	—	—	80,849
Other income (expense), net(4)(5)	(481)	333	(1,789)	2,118	—

Total other income (expense)	(499)	(9,843)	(1,793)	(5,484)	69,922

Equity in losses of Reliant Pharmaceuticals, LLC(6)	—	—	—	—	(94,597)

INCOME (LOSS) BEFORE INCOME TAXES	10,543	3,818	(75,168)	(104,566)	(109,367)
INCOME TAXES	1,098	—	—	—	—

NET INCOME (LOSS)	$9,445	$3,818	$(75,168)	$(104,566)	$(109,367)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$0.10	$0.04	$(0.83)	$(1.27)	$(1.70)

DILUTED	$0.09	$0.04	$(0.83)	$(1.27)	$(1.70)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	99,242	91,022	90,094	82,083	64,368

DILUTED	103,351	97,377	90,094	82,083	64,368

	March 31,
	2007	2006	2005	2004	2003

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$351,582	$297,967	$202,567	$143,936	$136,094
Total assets	568,621	477,163	338,874	270,030	255,699
Long-term debt	156,898	279,518	276,485	122,584	166,586
Unearned milestone revenue — current and long-term portions	128,750	99,536	—	—	—
Redeemable convertible preferred stock	—	15,000	30,000	30,000	30,000
Shareholders’ equity (deficit)	203,461	33,216	4,112	75,930	(5,046)

(1)	Represents charges (recoveries) in connection with our June 2004 and August 2002 restructurings of operations. The June 2004 and August 2002 restructuring programs were substantially completed during fiscal 2005 and 2003, respectively. However, certain closure costs related to the exited leased facilities will continue to be paid through August 2008.

(2)	Represents noncash income (loss) in connection with derivative liabilities associated with the two-year interest make-whole (“Two-Year Interest Make-Whole”) payment provision of our 6.52% convertible senior subordinated notes (“6.52% Senior Notes”) and the three-year interest make-whole (“Three-Year Interest Make-Whole”) payment provision of our 2.5% convertible subordinated notes (“2.5% Subordinated Notes”). The derivative liability is recorded at fair value in the consolidated balance sheets.

(3)	Represents an $80.8 million nonrecurring gain related to the exchange of our 3.75% convertible subordinated notes (“3.75% Subordinated Notes”) for our 6.52% Senior Notes.

(4)	Primarily represents income (expense) recognized on the changes in the fair value of warrants of public companies held by us in connection with collaboration and licensing arrangements, which are recorded as derivatives under the caption “Other assets” in the consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

(5)	Includes a charge of approximately $0.3 million in fiscal 2006 for recognizing the cumulative effect of initially applying Financial Accounting Standards Board (“FASB”) interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”).

(6)	Represents our share of Reliant Pharmaceuticals, LLC’s (“Reliant”) losses recorded under the equity method of accounting. Since we have no further funding commitments to Reliant and the investment is accounted for under the cost method effective April 1, 2004, we will not record any further share of the losses of Reliant in our consolidated statements of operations and comprehensive income (loss).

(7)	Includes share-based compensation as a result of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment” on April 1, 2006 (see Note 11 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we” or “our”) is a biotechnology company that develops innovative medicines designed to yield better therapeutic outcomes and improve the lives of patients with serious disease. We currently have two commercial products: RISPERDAL® CONSTA® [(risperidone) long-acting injection], the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and marketed worldwide by Janssen-Cilag (Janssen), a wholly owned division of Johnson & Johnson; and VIVITROL® (naltrexone for extended-release injectable suspension), the first and only once-monthly injectable medication approved for the treatment of alcohol dependence and marketed in the U.S. primarily by Cephalon, Inc. (Cephalon). Our pipeline includes extended-release injectable, pulmonary, and oral products for the treatment of prevalent, chronic diseases such as central nervous system disorders, addiction and diabetes. Our headquarters are in Cambridge, Massachusetts, and we operate research and manufacturing facilities in Massachusetts and Ohio.

We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans, term loans, equipment financing arrangements and payments received under research and development agreements and other agreements with collaborators. We expect to incur significant additional research and development and other costs in connection with certain collaborative arrangements as we expand the development of our proprietary product candidates, including costs related to preclinical studies, clinical trials and facilities expansion. Our costs, including research and development costs for our product candidates and sales, marketing and promotion expenses for any future products to be marketed by us or our collaborators, if any, may exceed revenues in the future, which may result in losses from operations.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees; and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: the achievement of certain business and operating milestones and future operating results and profitability; continued revenue growth from RISPERDAL CONSTA; the successful commercialization of VIVITROL; recognition of milestone payments from our partner Cephalon related to the future sales of VIVITROL; the successful continuation of development activities for our programs, including long-acting release (“LAR”) formulation of exenatide (“exenatide LAR”), AIR® Inhaled Insulin (“AIR Insulin”) and AIR parathyroid hormone (“AIR PTH”); the successful manufacture of our products and product candidates, including RISPERDAL CONSTA and VIVITROL at a commercial scale, and the successful manufacture of exenatide LAR by Amylin Pharmaceuticals, Inc. (“Amylin”); the building of a selling and marketing infrastructure for VIVITROL by ourselves or our partner Cephalon; and the successful scale-up, establishment and expansion of manufacturing capacity. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) manufacturing and royalty revenues for RISPERDAL CONSTA may not continue to grow, particularly because we rely on our partner, Janssen, to forecast and market this product; (ii) we may be unable to manufacture RISPERDAL CONSTA in sufficient quantities and with sufficient yields to meet Janssen’s requirements or to add additional production capacity for RISPERDAL CONSTA, or unexpected events could interrupt manufacturing operations at our RISPERDAL CONSTA facility, which is the sole source of supply for that product; (iii) we may be unable to manufacture VIVITROL economically or in sufficient quantities and with sufficient yields to meet our own or our partner Cephalon’s requirements or add additional production capacity for VIVITROL, or unexpected events could interrupt manufacturing operations at our VIVITROL facility, which is the sole source of supply for that product; (iv) we and our partner Cephalon may be unable to develop the selling and marketing capabilities, and/or infrastructure necessary to jointly support the commercialization of VIVITROL; (v) we and our partner Cephalon may be unable to commercialize VIVITROL successfully; (vi) VIVITROL may not produce significant revenues; (vii) due to the nature of our collaboration with Cephalon and because we have limited selling, marketing and distribution experience, we rely primarily on our partner Cephalon to successfully commercialize VIVITROL in the U.S.; (viii) third party payors may not cover or reimburse VIVITROL; (ix) we may be unable to scale-up and manufacture our product candidates, including exenatide LAR, AIR Insulin, AIR PTH, ALKS 27, ALKS 29 and extended-release naltrexone, commercially or economically; (x) we may not be able to source raw materials for our production processes from third parties; (xi) we may not be able to successfully transfer manufacturing technology for exenatide LAR to Amylin and Amylin may not be able to successfully operate the manufacturing facility for exenatide LAR; (xii) our product candidates, if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved and, if launched, may not produce significant revenues; (xiii) we rely on our partners to determine the regulatory and marketing strategies for RISPERDAL CONSTA and our other partnered, non-proprietary programs; (xiv) RISPERDAL CONSTA, VIVITROL and our product candidates in commercial use may have unintended side effects, adverse reactions or incidents of misuse and the U.S. Food and Drug Administration (“FDA”) or other health authorities could require post approval studies or require removal of our products from the market; (xv) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (xvi) clinical trials may take more time or consume more resources than initially envisioned; (xvii) results of earlier clinical trials may not necessarily be predictive of the safety and efficacy results in larger clinical trials; (xviii) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials, and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed or terminated; (xix) after the completion of clinical trials for our product candidates and the submission for marketing approval, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays or the failure of such product to receive marketing approval; (xx) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xxi) technological change in the biotechnology or pharmaceutical industries could render our products and/or product candidates obsolete or non-competitive; (xxii) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xxiii) we may continue to incur losses in the future; (xxiv) the effect of our adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R),“Share-Based Payment” on our results of operations depends on a number of factors, many of which are out of our control, including estimates of stock price volatility, option terms, interest rates, the number and type of stock options and stock awards granted during the reporting period, as well as other factors; (xxv) we face potential liabilities and diversion of management’s attention as a result of private litigation relating to our past practices with respect to equity incentives; (xxvi) we may not recoup any of our $100.0 million investment in Reliant Pharmaceuticals, LLC (“Reliant”); and (xxvii) we may need to raise substantial additional funding to continue research and development programs and clinical trials and other operations and could incur difficulties or setbacks in raising such funds.

The forward-looking statements made in this document are made only as of the date hereof and we do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Form 10-K for the year ended March 31, 2007, we believe the following accounting policies are important to the portrayal of our financial condition and results of operations and can require estimates from time to time.

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

Revenue Recognition Related to the License and Collaboration Agreement and Supply Agreement (together, the “Agreements”) with Cephalon

Our revenue recognition policy related to the Agreements complies with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) for multiple element revenue arrangements entered into or materially amended after June 30, 2003. For purposes of revenue recognition, the deliverables under these Agreements are generally separated into three units of accounting: (i) net losses on the products; (ii) manufacturing of the products; and (iii) the product license.

Under the terms of the Agreements, we are responsible for the first $120.0 million of net product losses through December 31, 2007, which increased pursuant to the Amendments (see below) to $124.6 million (the “cumulative net loss cap”). The net product losses exclude development costs incurred by us to obtain FDA approval of VIVITROL and costs incurred by us to complete the first VIVITROL manufacturing line, both of which were our sole responsibility. If net product losses exceed the cumulative net loss cap through December 31, 2007, Cephalon is responsible to pay all net product losses in excess of the cumulative net loss cap during this period. If VIVITROL is profitable through December 31, 2007, net profits will be divided between us and Cephalon in approximately equal shares. After December 31, 2007, all net profits and losses earned on the product will be divided between us and Cephalon in approximately equal shares. Cumulative net product losses since inception of the Agreements through March 31, 2007 were $119.3 million.

Cephalon records net sales from the products in the U.S. We and Cephalon reconcile the costs incurred in the period by each party to develop, commercialize and manufacture the products against revenues earned on the products in the period, to determine net profits or losses on the products in the period. To the extent that the cash earned or expended by either of the parties exceeds or is less than its proportional share of net profit or loss for the period, the parties settle by delivering cash such that the net cash earned or expended equals each party’s proportional share. The cash flow between the companies related to our share net profits or losses is recorded in the period in which it was made under the caption “Net collaborative profit” in the consolidated statements of operations and comprehensive income (loss).

The costs incurred by us and Cephalon with respect to the development and commercialization of the products, and which are charged into the collaboration, include employee time, which is billed to the collaboration at negotiated full-time equivalent (“FTE”) rates, and external expenses incurred by the parties with respect to the products. FTE rates vary depending on the nature of the activity performed (such as development and sales) and are intended to approximate our actual costs. Cost of goods manufactured related to the products is based on a fully burdened manufacturing cost, determined in accordance with U.S. GAAP.

The nonrefundable payments of $160.0 million and $110.0 million we received from Cephalon in June 2005 and April 2006, respectively, and the $4.6 million payment we received from Cephalon in December 2006, pursuant to the Amendments (see below), have been deemed to be arrangement consideration in accordance with EITF 00-21. This arrangement consideration is recognized as milestone revenue across the three accounting units referred to above. The allocation of the arrangement consideration to each of the accounting units was based initially on the fair value of each unit as determined at the date the consideration was received. Of the initial $160.0 million non-refundable payment received from Cephalon upon signing the Agreements, we have allocated $139.8 million to the accounting unit “net losses on the products”, comprising the $120.0 million of net product losses for which we are responsible and the $19.8 million of expenses we incurred in attaining FDA approval of VIVITROL and completing the first manufacturing line. The remaining $20.2 million of the $160.0 million payment was allocated to the accounting unit “product license”. Of the $110.0 million non-refundable payment received from Cephalon on VIVITROL approval, we allocated $77.8 million to the accounting unit “manufacturing of the products” and applied the remaining $32.2 million to the accounting unit “product license”. The $4.6 million payment received from Cephalon pursuant to the Amendments has been allocated to the accounting unit “net losses on the products”. The fair values of the accounting units are reviewed periodically and adjusted, as appropriate. The above payments were recorded in the consolidated balance sheets under the captions “Unearned milestone revenue — current portion” and “Unearned milestone revenue — long-term portion” prior to being earned. The classification between the current and long-term portions is based on our best estimate of whether the milestone revenue will be recognized during or after the 12-month period following the reporting period, respectively.

In October 2006, we and Cephalon entered into binding amendments to the license and collaboration agreement and the supply agreement (the “Amendments”). Under the Amendments, the parties agreed that Cephalon would purchase from us two VIVITROL manufacturing lines (and related equipment) under construction. Amounts we received from Cephalon for the sale of the two VIVITROL manufacturing lines were recorded under the caption “Deferred revenue — long-term portion” in the consolidated balance sheets and will be recorded as revenue over the depreciable life of the assets in amounts equal to the related asset depreciation once the assets are placed in service. Future purchases of physical assets by Cephalon will be accounted for in a similar way. Beginning October 2006, all FTE-related costs we incur that are reimbursable by Cephalon related to the construction and validation of the two additional VIVITROL manufacturing lines are recorded as research and development revenue as incurred. In December 2006, we received a $4.6 million payment from Cephalon as reimbursement for certain costs incurred by us prior to October 2006, which we had charged to the collaboration and that were related to the construction of the VIVITROL manufacturing lines. These costs consisted primarily of internal or temporary employee time, billed at negotiated FTE rates. We and Cephalon agreed to increase the cumulative net loss cap from $120.0 million to $124.6 million to account for this reimbursement.

Manufacturing Revenues Related to the Cephalon Agreements

Under the terms of the Agreements, we are responsible for the manufacture of clinical and commercial supplies of the products for sale in the U.S. Under the terms of the Agreements, we bill Cephalon at cost for finished product shipped to them. We record this manufacturing revenue under the caption “Manufacturing revenues” in the consolidated statements of operations and comprehensive income (loss). An amount equal to this manufacturing revenue is recorded as cost of goods manufactured in the consolidated statements of operations and comprehensive income (loss). Manufacturing revenue and cost of goods manufactured related to VIVITROL were recorded for the first time in the year ended March 31, 2007, as we began shipping VIVITROL to Cephalon.

The amount of the arrangement consideration allocated to the accounting unit “manufacturing of the products” is based on the estimated fair value of manufacturing profit to be earned over the expected ten year life of VIVITROL. Manufacturing profit is estimated at 10% of the forecasted cost of goods manufactured over the expected life of VIVITROL. This profit margin was determined by reference to margins on other products we produce for partners, an analysis of margins enjoyed by other pharmaceutical contract manufacturers and other available data. The forecast of units to be manufactured was negotiated between us and Cephalon. Our obligation to manufacture VIVITROL is limited to volumes that we are capable of supplying at our manufacturing facility, and the units to be manufactured in the forecast are in line with, and do not exceed, this maximum anticipated capacity. We estimate the fair value of this accounting unit to be $77.8 million and this amount was allocated out of the $110.0 million in consideration received from Cephalon upon FDA approval of VIVITROL. We record the earned portion of the arrangement consideration allocated to this accounting unit to revenue in proportion to the units of finished VIVITROL shipped during the reporting period, to the total expected units of finished VIVITROL to be shipped over the expected life of VIVITROL. This milestone revenue is recorded under the caption “Manufacturing revenues” in the consolidated statements of operations and comprehensive income (loss). Milestone revenue in the amount of $1.5 million was recorded for this accounting unit for the first time in the year ended March 31, 2007, as we began shipping VIVITROL to Cephalon.

Net Collaborative Profit Related to the Agreements with Cephalon

The amount of the arrangement consideration allocated to the accounting unit “net losses on the products” represents our best estimate of the net product losses that we are responsible for through December 31, 2007, plus those development costs incurred by us to attain FDA approval of VIVITROL and to complete the first manufacturing line, both of which were our sole responsibility. We estimate the fair value of this accounting unit to be approximately $144.4 million and this amount was allocated out of the $160.0 million in consideration we received from Cephalon upon signing the Agreements. We record the earned portion of the arrangement consideration allocated to this accounting unit to revenue in the period that we are responsible for product losses, being the period ending December 31, 2007. This milestone revenue directly offsets our expenses incurred on VIVITROL and Cephalon’s net losses on VIVITROL and is recorded under the caption “Net collaborative profit” in the consolidated statements of operations and comprehensive income (loss). During the years ended March 31, 2007, 2006 and 2005, we recorded $78.8 million, $60.5 million, and $0, respectively, of milestone revenue related to this accounting unit. In addition, because a portion of these amounts relate to cash returned to Cephalon as reimbursement for its net losses, those payments are netted against the milestone revenue recorded. During the years ended March 31, 2007, 2006 and 2005, those payments to Cephalon were $47.0 million, $21.2 million and $0, respectively, resulting in net revenue related to this accounting unit of $31.8 million, $39.3 million, and $0, respectively.

Under the terms of the Agreements, we granted Cephalon a co-exclusive license to our patents and know-how necessary to use, sell, offer for sale and import the products for all current and future indications in the U.S. The arrangement consideration allocated to the product license is based on the residual method of allocation as outlined in EITF 00-21, because fair value evidence exists separately for the undelivered obligations under the Agreements. The arrangement consideration allocated to this accounting unit equals the total arrangement consideration received from Cephalon less the fair value of the manufacturing obligations and the net losses on VIVITROL. We estimate the fair value of this accounting unit to be approximately $52.4 million of the $274.6 million in total consideration we have received to date. We record the earned portion of the arrangement consideration allocated to the product license to revenue on a straight-line basis over the expected life of VIVITROL, being ten years. This revenue is recorded under the caption “Net collaborative profit” in the consolidated statements of operations and comprehensive income (loss). We began to recognize milestone revenue related to this accounting unit upon FDA approval of VIVITROL in April 2006. During the year ended March 31, 2007, we recorded $5.1 million of milestone revenue related to this accounting unit.

If there are significant changes in our estimates of the fair value of an accounting unit, we would reallocate the arrangement consideration to the accounting units based on the revised fair values. This revision would be recognized prospectively in the consolidated statements of operations and comprehensive income (loss) over the remaining terms of the affected accounting units.

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

Other Manufacturing Revenues — Other manufacturing revenues consist of revenues earned under our manufacturing and supply agreements with Janssen for RISPERDAL CONSTA. Manufacturing revenues for RISPERDAL CONSTA are earned when product is shipped to Janssen, based on a percentage of Janssen’s estimated net unit sales price of RISPERDAL CONSTA for the calendar year. This percentage is determined based on Janssen’s forecasted unit demand for the calendar year and varies based on the volume of units shipped, with a minimum manufacturing fee of 7.5%. Revenues include a monthly adjustment from Janssen’s estimated net unit sales price to Janssen’s actual net unit sales price for product shipped.

Royalty Revenues — Royalty revenues consist of revenues earned under our license agreements for RISPERDAL CONSTA. Royalty revenues are earned on sales of RISPERDAL CONSTA made by Janssen and are recorded in the period the product is sold by Janssen based on information supply to us by Janssen.

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

Warrant Valuation — We hold warrants to purchase securities of certain publicly held companies, received in connection with our collaboration and licensing activities. The warrants are valued using a Black-Scholes pricing model and changes in value are recorded in the consolidated statement of operations and comprehensive income (loss) under the caption “Other income (expense), net.” The recorded value of the warrants can fluctuate based on changes in the value of the underlying securities of the issuer of the warrants.

Cost of Goods Manufactured — Our cost of goods manufactured includes estimates made in allocating employee compensation, including share-based compensation, and related benefits, occupancy costs, depreciation expense and other allocable costs directly related to our manufacturing activities. Cost of goods manufactured is related to the manufacture of RISPERDAL CONSTA and VIVITROL. Beginning in the fiscal year ended March 31, 2007, cost of goods manufactured includes certain unabsorbed manufacturing costs related to VIVITROL. These costs consist of current period manufacturing costs allocated to cost of goods manufactured which were related to underutilized VIVITROL manufacturing capacity.

Research and Development Expenses — Our research and development expenses include employee compensation, including share-based compensation, and related benefits, laboratory supplies, temporary help costs, external research costs, consulting costs, occupancy costs, depreciation expense and other allocable costs directly related to our research and development activities. Research and development expenses are incurred in conjunction with the development of our technologies, proprietary product candidates, collaborators’ product candidates and in-licensing arrangements. External research costs relate to toxicology studies, pharmacokinetic studies and clinical trials that are performed for us under contract by external companies, hospitals or medical centers. All such costs are expensed as incurred.

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

Income Taxes — We record a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. We assess the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances, as required. Currently, all of our deferred tax assets are offset by a valuation allowance, due to uncertainty regarding our eventual realization of those assets. If the level of uncertainty is reduced, we may reduce our valuation allowances, which would have the effect of increasing income in the period where such judgment about future recovery were made.

In evaluating our ability to recover our deferred tax assets, we considered all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we utilize assumptions regarding future events, including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions required significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. As of March 31, 2007, we determined that it is more likely than not that the deferred tax assets will not be realized and a full valuation allowance has been recorded.

Share-based Compensation — Effective April 1, 2006, we account for share-based compensation in accordance with SFAS No. 123(R). Under SFAS No. 123(R), share-based compensation reflects the fair value of share-based awards measured at the grant date, is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant) and is adjusted each period for anticipated forfeitures. We estimate the fair value of stock options on the grant date using the Black-Scholes option-pricing model. Assumptions used to estimate the fair value of stock options are the expected option term, expected volatility of our Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term and our Company’s expected annual dividend yield. Certain of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited.

Measurement of Redeemable Convertible Preferred Stock — Our redeemable convertible preferred stock, $0.01 par value per share (the “Preferred Stock”), was carried on the consolidated balance sheets at its estimated redemption value while it was outstanding. We re-evaluated the redemption value of the Preferred Stock on a quarterly basis, and any increases or decreases in the redemption value of this redeemable security, of which there were none, would have been recorded as charges or credits to shareholders’ equity in the same manner as dividends on nonredeemable stock, and would have been effected by charges or credits against retained earnings or, in the absence of retained earnings, by charges or credits against additional paid-in capital. Any increases or decreases in the redemption value of the Preferred Stock, of which there were none, would have decreased or increased income applicable to common shareholders in the calculation of earnings per common share and would not have had an impact on reported net income or cash flows. The Preferred Stock was not a traded security, therefore, market quotations were not available, and the estimate of redemption value was based upon an estimation process used by management. The process of estimating the redemption value of a security with features such as those contained within the Preferred Stock was complex and involved multiple assumptions about matters such as future revenues generated by our partner Lilly for certain products still in development and assumptions about the future market potential for insulin based products, taking into consideration progress on our development programs, the likelihood of product approvals and other factors.

Results of Operations

Net income for the year ended March 31, 2007 was $9.4 million, or $0.10 per common share — basic and $0.09 per common share — diluted, as compared to net income of $3.8 million, or $0.04 per common share — basic and diluted, for the year ended March 31, 2006 and a net loss of $75.2 million, or a net loss of $0.83 per common share — basic and diluted, for the year ended March 31, 2005.

Total manufacturing revenues were $105.4 million, $64.9 million and $40.5 million for the years ended March 31, 2007, 2006 and 2005, respectively.

RISPERDAL CONSTA manufacturing revenues were $88.6 million, $64.9 million and $40.5 million for the years ended March 31, 2007, 2006 and 2005, respectively. The increase in RISPERDAL CONSTA revenues for the year ended March 31, 2007, as compared to the year ended March 31, 2006, was due to increased shipments of RISPERDAL CONSTA to Janssen to satisfy demand. The increase in RISPERDAL CONSTA manufacturing revenues for the year ended March 31, 2006, as compared to the year ended March 31, 2005, was also due to increased shipments of RISPERDAL CONSTA to Janssen to satisfy demand.

Under our manufacturing and supply agreement with Janssen, we earn manufacturing revenues when product is shipped to Janssen, based on a percentage of Janssen’s unit net sales price. This percentage is determined based on Janssen’s forecasted unit demand for the calendar year and varies based on the volume of units shipped, with a minimum manufacturing percentage of 7.5%. Revenues include a monthly adjustment from Janssen’s estimated unit net sales price to Janssen’s actual unit net sales price for product shipped. In the years ended March 31, 2007, 2006 and 2005, our RISPERDAL CONSTA manufacturing revenues were based on an average of 7.5%, 7.5% and 8.1%, respectively, of Janssen’s net sales of RISPERDAL CONSTA. We anticipate that we will earn manufacturing revenues at 7.5% of Janssen’s unit net sales of RISPERDAL CONSTA for product shipped to Janssen in the fiscal year ending March 31, 2008 and beyond.

VIVITROL manufacturing revenues were $16.8 million, $0 and $0 for the years ended March 31, 2007, 2006 and 2005, respectively. We began shipping VIVITROL to our partner Cephalon for the first time during the quarter ended June 30, 2006, and we did not record any manufacturing revenue related to VIVITROL for any periods prior to the year ended March 31, 2007. Under our Agreements with Cephalon, we bill Cephalon at cost for finished commercial product shipped to them. VIVITROL manufacturing revenue for the year ended March 31, 2007 included $1.5 million of milestone revenue related to manufacturing profit on VIVITROL, which draws down unearned milestone revenue. This equates to a 10% profit margin on sales of VIVITROL to Cephalon.

Royalty revenues were $23.2 million, $16.5 million and $9.6 million for the years ended March 31, 2007, 2006 and 2005, respectively, all of which were related to sales of RISPERDAL CONSTA. The increase in royalty revenues for the year ended March 31, 2007, as compared to the year ended March 31, 2006, was due to an increase in global sales of RISPERDAL CONSTA by Janssen. The increase in royalty revenues for the year ended March 31, 2006, as compared to the year ended March 31, 2005, was also due to an increase in global sales of RISPERDAL CONSTA by Janssen. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of RISPERDAL CONSTA in the period that the product is sold by Janssen.

Research and development revenue under collaborative arrangements was $74.5 million, $45.9 million and $26.0 million for the years ended March 31, 2007, 2006 and 2005, respectively. The increase in research and development revenue under collaborative arrangements for the year ended March 31, 2007, as compared to the year ended March 31, 2006, was primarily due to increases in revenues related to work performed on the AIR Insulin, AIR PTH and exenatide LAR programs and revenues related to work performed on the construction and validation of additional VIVITROL manufacturing lines at our Ohio manufacturing facility under the Amendments with Cephalon. Research and development revenue under collaborative arrangements for the year ended March 31, 2007 included revenue of $4.6 million for FTE-related costs we incurred that were reimbursable by Cephalon under the Amendments for the construction and validation of the additional VIVITROL manufacturing lines. The increase in research and development revenue under collaborative arrangements for the year ended March 31, 2006, as compared to the year ended March 31, 2005, was primarily the result of a $17.3 million increase in revenues related to our AIR Insulin program, which included a $9.0 million milestone payment we received from Lilly in September 2005 upon the initiation of the phase 3 clinical program, as well as an increase in revenues related to the exenatide LAR program.

Net collaborative profit was $36.9 million, $39.3 million and $0 for the years ended March 31, 2007, 2006 and 2005, respectively. This was a new source of revenue for us in the year ended March 31, 2006. For the years ended March 31, 2007 and 2006, we recognized $78.8 million and $60.5 million of milestone revenue — cost recovery, respectively, to offset net losses incurred on VIVITROL by both us and Cephalon. This consisted of $31.4 million and $19.8 million of expenses that we incurred on behalf of the collaboration during the years ended March 31, 2007 and 2006, respectively, $47.0 million and $21.2 million of net losses incurred by Cephalon on behalf of the collaboration during the years ended March 31, 2007 and 2006, respectively, and $0.4 million and $19.5 million of expenses that we incurred outside the collaboration during the years ended March 31, 2007 and 2006, respectively, for which we were solely responsible. In addition, during the year ended March 31, 2007, following FDA approval of VIVITROL, we recognized $5.1 million of milestone revenue related to the license provided to Cephalon to commercialize VIVITROL. We did not recognize any milestone revenue related to the license during the years ended March 31, 2006 and 2005 because VIVITROL had not yet been approved by the FDA. During the years ended March 31, 2007 and 2006, we made payments of $47.0 million and $21.2 million, respectively, to Cephalon to reimburse their net losses on VIVITROL. In the aggregate, net collaborative profit of $36.9 million and $39.3 million for the years ended March 31, 2007 and 2006, respectively, consisted of approximately $83.9 million and $60.5 million of milestone revenue, respectively, partially offset by the $47.0 million and $21.2 million, respectively, of payments we made to Cephalon to reimburse their net losses on VIVITROL.

Net collaborative profit for the years ended March 31 was as follows:

	2007	2006
	(In thousands)

Milestone revenue — cost recovery:
Alkermes expenses incurred on behalf of the collaboration	$31,431	$19,790
Cephalon net losses incurred on behalf of the collaboration(1)	46,945	21,179
Alkermes expenses for which Alkermes was solely responsible	397	19,495

Total milestone revenue — cost recovery	78,773	60,464
Milestone revenue — license	5,087	—

Total milestone revenue — cost recovery and license	83,860	60,464
Payments made to Cephalon to reimburse their net losses	(46,945)	(21,179)

Net collaborative profit	$36,915	$39,285

(1)	Under the Amendments discussed under ‘Collaborative Arrangements — Cephalon’ above, Cephalon was responsible for its own VIVITROL-related costs during the period August 1, 2006 through December 31, 2006, and for this period no such costs were charged by Cephalon to the collaboration and against the cumulative net loss cap. Accordingly, we did not reimburse Cephalon for any of its VIVITROL-related costs during this period.

We are responsible for the first $124.6 million of cumulative net losses incurred on VIVITROL through December 31, 2007. If cumulative net losses on VIVITROL exceed $124.6 million during this period, Cephalon is responsible to pay these excess losses. If VIVITROL is profitable before December 31, 2007, net profits will be shared between us and Cephalon. After December 31, 2007, all net profits or losses earned on VIVITROL will be shared between us and Cephalon. Through March 31, 2007, the cumulative net losses on VIVITROL were $119.3 million, of which $51.2 million was incurred by us on behalf of the collaboration and $68.1 million was incurred by Cephalon on behalf of the collaboration. We expect net losses on VIVITROL to exceed $124.6 million in the quarter ended June 30, 2007, at which time Cephalon will be responsible to pay these excess losses through December 31, 2007. The net profits earned or losses incurred on VIVITROL after December 31, 2007 will be dependent upon end-market sales, which are difficult to predict at this time, and on the level of expenditures by both us and Cephalon in developing, manufacturing and commercializing VIVITROL, all of which is subject to change.

Cost of goods manufactured was $45.2 million, $23.5 million and $16.8 million for the years ended March 31, 2007, 2006 and 2005, respectively. The increase in cost of goods manufactured for the year ended March 31, 2007, as compared to the year ended March 31, 2006, was due to increased shipments of RISPERDAL CONSTA to Janssen, first time shipments of VIVITROL to Cephalon and to share-based compensation expense recognized in accordance with SFAS No. 123(R). The increase in cost of goods manufactured in the year ended March 31, 2006, as compared to the year ended March 31, 2005, was due to increased shipments of RISPERDAL CONSTA, offset by the impact of discontinuing the manufacture of NUTROPIN DEPOT under the termination of a license agreement and manufacturing and supply agreement with Genentech, Inc. in June 2004. In the year ended March 31, 2005, cost of goods manufactured for NUTROPIN DEPOT was $2.3 million and included a one-time write-off of NUTROPIN DEPOT inventory of $1.3 million following the decision to discontinue the manufacture of the product.

Cost of goods manufactured for RISPERDAL CONSTA was $29.9 million, $23.5 million and $14.5 million for the years ended March 31, 2007, 2006 and 2005, respectively. The increase in cost of goods manufactured for RISPERDAL CONSTA during the year ended March 31, 2007, as compared to the year ended March 31, 2006, was due to increased shipments of the product to Janssen to satisfy demand and to share-based compensation expense resulting from the adoption of SFAS No. 123(R) beginning April 1, 2006. For the year ended March 31, 2007, cost of goods manufactured for RISPERDAL CONSTA included $1.9 million of share-based compensation expense. The increase in cost of goods manufactured for RISPERDAL CONSTA in the year ended March 31, 2006, as compared to the year ended March 31, 2005, was due to increased shipments of RISPERDAL CONSTA to Janssen to satisfy demand.

Cost of goods manufactured for VIVITROL was $15.3 million, $0 and $0 for the years ended March 31, 2007, 2006 and 2005, respectively. We began shipping VIVITROL to our partner Cephalon for the first time during the quarter ended June 30, 2006, and we did not record any cost of goods manufactured related to VIVITROL for any periods prior to the year ended March 31, 2007. Cost of goods manufactured for VIVITROL for the year ended March 31, 2007 included $3.7 million of idle capacity costs. These costs consisted of current year manufacturing costs allocated to cost of goods manufactured which were related to underutilized VIVITROL manufacturing capacity. For the year ended March 31, 2007, cost of goods manufactured for VIVITROL included $0.8 million of share-based compensation expense resulting from the adoption of SFAS No. 123(R)beginning April 1, 2006. There was no share-based compensation charged to cost of goods manufactured in the years ended March 31, 2006 and 2005.

Research and development expenses were $117.3 million, $89.1 million and $91.6 million for the years ended March 31, 2007, 2006 and 2005, respectively. The increase in research and development expenses for the year ended March 31, 2007, as compared to the year ended March 31, 2006, was primarily due to increased personnel-related costs, raw materials used during work we performed on our product candidates, increased cost for third party packaging of clinical drug product and to share-based compensation expense resulting from the adoption of SFAS No. 123(R) beginning April 1, 2006. For the years ended March 31, 2007, 2006 and 2005, research and development expenses included $8.6 million, $0.2 million and $0.7 million, respectively, of share-based compensation expense.

The decrease in research and development expenses for the year ended March 31, 2006, as compared to the year ended March 31, 2005, was primarily due to reductions in external research expenses related to the completion of certain clinical trial programs for VIVITROL, partially offset by an increase in personnel-related costs, an increase in utility costs and a one-time lease charge. In the year ended March 31, 2006, we entered into a sublease agreement in which the total sublease income over the sublease period was less than our lease expense, resulting in a sublease charge in the amount of approximately $1.5 million, of which $1.2 million was recorded as research and development expense. During the year ended March 31, 2006, we capitalized into inventory certain raw materials costs to be used in the manufacture of VIVITROL (approved by the FDA for marketing in April 2006), which in previous years had been recorded in research and development expenses. In the year ended March, 31 2005, we recorded a non-cash charge of $2.5 million to adjust our accounting for leases to a straight line basis as opposed to as incurred, all of which related to the previous five years since lease inception. Of this amount, $2.3 million was reported within research and development expenses. The amount was not material to our reported results in any one quarter or any one year. The remaining $0.2 million of this amount was reported in selling, general and administrative expenses.

A significant portion of our research and development expenses (including laboratory supplies, travel, dues and subscriptions, recruiting costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or our technologies in general. Expenses incurred to purchase specific services from third parties to support our collaborative research and development activities are tracked by project and are reimbursed to us by our partners. We generally bill our partners under collaborative arrangements using a single full-time equivalent or hourly rate. This rate has been established by us based on our annual budget of employee compensation, employee benefits and the billable non-project-specific costs mentioned above and is generally increased annually based on increases in the consumer price index. Each collaborative partner is billed using a full-time equivalent or hourly rate for the hours worked by our employees on a particular project, plus any direct external research costs, if any. We account for our research and development expenses on a departmental and functional basis in accordance with our budget and management practices.

Selling, general and administrative expenses were $66.4 million, $40.4 million and $29.5 million for the years ended March 31, 2007, 2006 and 2005, respectively. The increase in selling, general and administrative expenses for the year ended March 31, 2007, as compared to the year ended March 31, 2006, was primarily due to increases in selling and marketing costs related to VIVITROL, legal fees and to share-based compensation expense resulting from the adoption of SFAS No. 123(R) beginning April 1, 2006. For the years ended March 31, 2007, 2006 and 2005, selling, general and administrative expenses included $16.4 million, $0.2 million and $0.8 million, respectively, of share-based compensation expense.

The increase in selling, general and administrative expenses for the year ended March 31, 2006, as compared to the year ended March 31, 2005, was primarily due to an increase in personnel-related costs within the commercial organization as we prepared for the commercialization of VIVITROL, an increase in utility costs and a one-time lease charge. In the year ended March 31, 2006, we entered into a sublease agreement in which the total sublease income over the sublease period was less than our lease expense, resulting in a sublease charge in the amount of approximately $1.5 million, of which $0.3 million was recorded as selling, general and administrative expenses.

Restructuring expenses were $0 million, $0 million and $11.5 million for the years ended March 31, 2007, 2006 and 2005, respectively.

In June 2004, we and our former collaborative partner Genentech announced the decision to discontinue commercialization of NUTROPIN DEPOT (the “2004 Restructuring”). In connection with the 2004 Restructuring , we recorded net restructuring charges of $11.5 million in the year ended March 31, 2005. In addition to the restructuring, the Company also recorded a one-time write-off of NUTROPIN DEPOT inventory of approximately $1.3 million, which was recorded under the caption “Cost of goods manufactured” in the consolidated statement of operations and comprehensive income (loss) in the year ended March 31, 2005. As of March 31, 2007, the Company had paid in cash, written down, recovered and made restructuring charge adjustments that aggregate approximately $10.4 million in connection with the 2004 Restructuring.

In August 2002, we announced a restructuring program (the “2002 Restructuring”) to reduce our cost structure as a result of our expectations regarding the financial impact of a delay in the U.S. launch of RISPERDAL CONSTA by our collaborative partner, Janssen. In connection with the 2002 Restructuring, we recorded charges of approximately $6.5 million in the consolidated statement of operations and comprehensive loss for the year ended March 31, 2003. There are no remaining liabilities associated with the 2002 restructuring program as of March 31, 2007.

The amounts remaining in the restructuring accrual as of March 31, 2007 are expected to be paid out through the year ended March 31, 2009 and relate primarily to estimates of lease costs, net of sublease income, associated with an exited facility, and may require adjustment in the future.

The following restructuring activity has been recorded during the years ended March 31, 2007, 2006 and 2005:

		Year Ended March 31, 2005			Year Ended March 31, 2006			Year Ended March 31, 2007
			Non-Cash			Non-Cash			Non-Cash
	Balance		Write-Downs	Balance		Write-Downs	Balance		Write-Downs,	Balance
	March 31,		and	March 31,		and	March31,		and	March 31,
Liability	2004	Charges	Payments(1)	2005	Adjustments	Payments	2006	Adjustments(2)	Payments(3)	2007
	(In thousands)

2004 Restructuring	$—	$11,527	$(8,553)	$2,974	$—	$(606)	$2,368	$(518)	$(771)	$1,079
2002 Restructuring	1,138	—	(749)	389	(34)	(355)	—	—	—	—

Total	$1,138	$11,527	$(9,302)	$3,363	$(34)	$(961)	$2,368	$(518)	$(771)	$1,079

(1)	Non-cash write-downs and payments consists of $7.7 million of non-cash write-downs and $1.6 million of payments for the year ended March 31, 2005.

(2)	Adjustments consist of $0.5 million of income due to us under a sublease agreement for a facility that we closed in connection with the 2004 Restructuring in the year ended March 31, 2007. This adjustment is included in selling, general and administrative expense.

(3)	Non-cash write-downs and payments consist of $0.3 million of non-cash write-downs and $0.5 million of payments for the year ended March 31, 2007.

Interest income was $17.7 million, $11.6 million and $3.0 million for the years ended March 31, 2007, 2006 and 2005, respectively. The increase for the year ended March 31, 2007, as compared to the year ended March 31, 2006, was primarily due to higher average cash and investment balances held and higher interest rates earned during the year ended March 31, 2007. The increase for the year ended March 31, 2006, as compared to the year ended March 31, 2005, was primarily due to higher average cash and investment balances held and higher interest rates earned during the year ended March 31, 2006.

Interest expense was $17.7 million, $20.7 million and $7.4 million for the years ended March 31, 2007, 2006 and 2005, respectively. The decrease for the year ended March 31, 2007, as compared to the year ended March 31, 2006, was primarily due to the conversion of our 2.5% convertible subordinated notes due 2023 (the “2.5% Subordinated Notes”) in June 2006. Interest expense for the year ended March 31, 2007 includes a one-time interest charge of $0.6 million for a payment we made in June 2006 in connection with the conversion of our 2.5% Subordinated Notes to satisfy the three-year interest make-whole provision in the note indenture. The increase for the year ended March 31, 2006, as compared to the year ended March 31, 2005, was primarily due to a full year of interest on our non-recourse RISPERDAL CONSTA secured 7% notes (the “Non-Recourse 7% Notes”), which were issued in February 2005. We incur approximately $4.0 million of interest expense each quarter on the Non-Recourse 7% Notes through the period until principal repayment starts on April 1, 2009.

Derivative (loss) income related to convertible subordinated notes was $0, a loss of $1.1 million and income of $4.4 million for the years ended March 31, 2007, 2006 and 2005, respectively. Beginning January 1, 2006, we no longer recorded changes in the estimated fair value of the embedded derivatives in our results of operations and comprehensive income (loss). In June 2005, the FASB released DIG Issue B39, which modified accounting guidance for determining whether an embedded call option held by the issuer of a debt contract requires separate accounting recognition. We adopted the provisions of DIG Issue B39 in the reporting period beginning January 1, 2006, at which time the carrying value of the embedded derivative contained in our 2.5% Subordinated Notes was combined with the carrying value of the host contract.

Prior to January 1, 2006, derivative (loss) income related to convertible subordinated notes consisted of changes in the fair value of the three-year interest make-whole provision included in our 2.5% Subordinated Notes. The three-year interest make-whole provision was recorded as a derivative liability in the consolidated balance sheets apart from the underlying 2.5% Subordinated Notes. At issuance of the 2.5% Subordinated Notes, the three-year interest make-whole provision had an initial estimated fair value of $3.9 million, which reduced the amount of the outstanding debt. The initial estimated fair value of the three-year interest make-whole provision was treated as a discount on the 2.5% Subordinated Notes and was accreted to interest expense on five year schedule through September 1, 2008, the first date on which holders of the 2.5% Subordinated Notes have the right to require us to repurchase the 2.5% Subordinated Notes. The estimated value of the three-year interest make-whole provision was carried in the consolidated balance sheets under the caption “Derivative liability related to convertible notes” and was adjusted to its fair value on a quarterly basis until it expired or was paid. Quarterly adjustments to the fair value of the three-year interest make-whole provision were charged to “Derivative (loss) income related to convertible subordinated notes” in the consolidated statement of operations and comprehensive income (loss). The value of the derivative liability recorded on the consolidated balance sheets was $0, $0 and $0.3 million at March 31, 2007, 2006 and 2005, respectively, and fluctuated based on changes in the market value of the Company’s common stock. In June 2006, the 2.5% Subordinated Notes were converted to common stock and the related make-whole provisions were settled.

Other (expense), income net was an expense of $0.5 million, an income of $0.3 million and an expense of $1.8 million for the years ended March 31, 2007, 2006 and 2005, respectively. Other (expense) income, net consists primarily of income or expense recognized on the changes in the fair value of warrants of public companies held by us in connection with collaboration and licensing arrangements, which are recorded under the caption “Other assets” in the consolidated balance sheets, and the accretion of discounts related to restructuring and asset retirement obligations. The recorded value of warrants we hold can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants. For the year ended March 31, 2007, other income (expense) included a gain of $0.5 million related to equipment sales. For the year ended March 31, 2006, other income (expense) included an expense of $0.6 million for a loss related to other than temporary impairment on certain equity securities held and an expense of $0.3 million related to the initial application of FIN 47“Accounting for Conditional Asset Retirement Obligations.”

Income taxes were $1.1 million, $0 and $0 for years ended March 31, 2007, 2006 and 2005, respectively. We did not record a provision for income taxes for the years ended March 31, 2006 and 2005. The provision for income taxes for the year ended March 31, 2007 related to the U.S. alternative minimum tax (“AMT”). Utilization of tax loss carryforwards is limited in the calculation of AMT. As a result, a federal tax charge was recorded in the year ended March 31, 2007. The current AMT liability is available as a credit against future tax obligations upon the full utilization or expiration of our net operating loss carryforward.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

Financial Condition

Cash and cash equivalents and short-term investments were $351.6 million and $298.0 million as of March 31, 2007 and March 31, 2006, respectively. Short-term investments were $271.1 million and $264.4 million as of March 31, 2007 and March 31, 2006, respectively. During the year ended March 31, 2007, combined cash and cash equivalents and short-term investments increased by $53.6 million, primarily due to the receipt of a $110.0 million non-refundable milestone payment from Cephalon in April 2006 following FDA approval of VIVITROL, proceeds from the issuance of common stock related to our share-based compensation plans and the sale of equipment, partially offset by cash used to fund our operations, to acquire fixed assets and to purchase our common stock under the stock repurchase program.

We invest in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. We held approximately $5.1 million of U.S. government obligations classified as restricted long-term investments as of March 31, 2007 and March 31, 2006, which are pledged as collateral under certain letters of credit and lease agreements.

All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Fair value is determined based on quoted market prices.

Receivables were $56.0 million and $39.8 million as of March 31, 2007 and March 31, 2006, respectively. The increase of $16.2 million during the year ended March 31, 2007 was primarily due to increased development revenues related to the AIR Insulin, AIR PTH and exenatide LAR programs and to the timing of payments received from our partners with respect to these programs; amounts due from Lilly for the reimbursement of costs we incurred related to the construction of the second manufacturing line at our commercial-scale production facility for inhaled medications; amounts due from Cephalon for VIVITROL product deliveries and reimbursement for costs we incurred on the construction of the two VIVITROL manufacturing lines; offset by reductions in amounts due from Janssen for RISPERDAL CONSTA product deliveries due to the timing of payments.

Inventory, net was $18.2 million and $7.3 million as of March 31, 2007, and March 31, 2006, respectively. This consisted of RISPERDAL CONSTA inventory of $11.2 million and $4.8 million as of March 31, 2007 and March 31, 2006, respectively, and VIVITROL inventory of $7.0 million and $2.5 million as of March 31, 2007 and March 31, 2006, respectively. The increase in inventory, net of $10.9 million during the year ended March 31, 2007, was primarily due to increases in VIVITROL raw materials inventory, increases in RISPERDAL CONSTA finished goods inventory related to the timing of shipments to Janssen and to the capitalization of share-based compensation cost to inventory resulting from the adoption of SFAS No. 123(R) beginning April 1, 2006. As of March 31, 2007, inventory, net included $0.6 million of share-based compensation payments.

Accounts payable and accrued expenses were $45.6 million and $36.1 million as of March 31, 2007 and March 31, 2006, respectively. The increase of $9.5 million during the year ended March 31, 2007 was primarily due to increases in amounts due to Cephalon under our Agreements and to increases in compensation accruals due to the timing of normal payroll and bonus payments.

Convertible subordinated notes — long-term portion was $0 and $124.3 million as of March 31, 2007 and March 31, 2006, respectively. In June 2006, we converted all of our outstanding 2.5% Subordinated Notes into 9,025,271 shares of the Company’s common stock.

Unearned milestone revenue — current and long-term portions, combined, were $128.8 million and $99.5 million as of March 31, 2007 and March 31, 2006, respectively. The increase during the year ended March 31, 2007 was due to the receipt of a $110.0 million non-refundable milestone payment from Cephalon in April 2006 following FDA approval of VIVITROL, the receipt of $4.6 million from Cephalon as reimbursement for certain costs that we incurred prior to October 2006 and charged to the collaboration, reduced by approximately $83.8 million and $1.5 million of milestone revenue we recognized under the captions “Net collaborative profit” and “Manufacturing revenues”, respectively, in the consolidated statement of operations and comprehensive income (loss) during the year ended March 31, 2007.

Deferred revenue — current and long-term portions, combined, were $22.4 million and $1.0 million as of March 31, 2007 and March 31, 2006, respectively. In the year ended March 31, 2007, we recorded $21.6 million of deferred revenue — long-term portion related to the purchase by Cephalon of the two VIVITROL manufacturing lines currently under construction.

Redeemable convertible preferred stock was $0 and $15.0 million as of March 31, 2007 and March 31, 2006, respectively. In December 2006, Lilly exercised its right to put the remaining 1,500 shares of our outstanding Preferred Stock, with a carrying value of $15.0 million, in exchange for a reduction in the royalty rate payable to us on future sales of the AIR Insulin product by Lilly, if approved. At that time, the remaining Preferred Stock was reclassified to shareholders’ equity in the consolidated balance sheets under the caption “Additional paid-in capital” at its redemption value of $15.0 million. This transaction did not require the use of cash. See Note 9 to the consolidated financial statements for additional information on our Preferred Stock.

Treasury stock, at cost was $12.5 million and $0 as of March 31, 2007 and March 31, 2006, respectively. In September 2005, our Company’s Board of Directors authorized a share repurchase program of up to $15.0 million of common stock to be repurchased in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. During the year ended March 31, 2007, and since September 2005, we had repurchased 823,677 shares at a cost of approximately $12.5 million under the program.

As of March 31, 2007, we had approximately $527.0 million of federal net operating loss (“NOL”) carryforwards, $420.0 million of state operating loss carryforwards, and $27.0 million of foreign net operating loss and foreign capital loss carryforwards, which expire on various dates through 2026 or can be carried forward indefinitely. These loss carryforwards are available to reduce future federal and foreign taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the applicable taxing authorities. The available loss carryforwards that may be utilized in any future period may be subject to limitation based upon historical changes in the ownership of our stock. We are presently analyzing historical ownership changes to determine whether the losses are limited under Sec. 382 of the Internal Revenue Code. The valuation allowance of $252.0 million relates to our U.S. net operating losses and deferred tax assets and certain other foreign deferred tax assets and is recorded based upon the uncertainty surrounding future utilization.

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

Under Amendments discussed under ‘Collaborative Arrangements — Cephalon’ above, Cephalon was responsible for its own VIVITROL-related costs during the period August 1, 2006 through December 31, 2006, and for this period no such costs were charged by Cephalon to the collaboration and against the cumulative net loss cap. Accordingly, we did not reimburse Cephalon for any of its VIVITROL-related costs during this period. Also under the Amendments, the parties agreed that Cephalon would purchase from us our two VIVITROL manufacturing lines under construction (and related equipment). Through March 31, 2007, we had billed Cephalon $21.6 million for the sale of the two manufacturing lines. We will bill Cephalon for future costs incurred related to the construction and validation of the two manufacturing lines.

In December 2002, we and Lilly expanded our collaboration for the development of inhaled formulations of insulin and hGH based on our AIR pulmonary technology. In connection with the expansion, Lilly purchased $30.0 million of our Preferred Stock. In October 2005, we converted 1,500 shares of the Preferred Stock with a carrying value of $15.0 million into 823,677 shares of our Company’s common stock. This conversion secured a proportionate increase in the royalty rate payable to us on future sales of the AIR Insulin product by Lilly, if approved. In December 2006, Lilly exercised its right to put the remaining 1,500 shares of our outstanding Preferred Stock, with a carrying value of $15.0 million, in exchange for a reduction in the royalty rate payable to us on future sales of the AIR Insulin product by Lilly, if approved. See Note 12 ‘Collaborative Arrangements — Lilly’ to the consolidated financial statements for information on royalties payable to us on sales of the AIR Insulin product by Lilly.

The Preferred Stock was carried on the consolidated balance sheets at its estimated redemption value in the amount of $0 million and $15.0 million as of March 31, 2007 and March 31, 2006, respectively. Following Lilly’s exercise of its put right, the Preferred Stock was reclassified to shareholders’ equity in the consolidated balance sheets under the caption “Additional paid-in capital” at its redemption value of $15.0 million.

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

Our capital expenditures have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. Under the provisions of our existing loans, General Electric Capital Corporation (“GE”) and Johnson & Johnson Finance Corporation have security interests in certain of our capital assets.

Capital expenditures were $36.3 million for the year ended March 31, 2007. Our capital expenditures were primarily related to the purchase of equipment and to expand our manufacturing facilities in Wilmington, Ohio and in Chelsea, Massachusetts.

Our manufacturing facility in Wilmington, Ohio is undergoing a major expansion that is expected to be substantially completed in calendar year 2008. The facility expansion will add one additional manufacturing line for RISPERDAL CONSTA and two additional manufacturing lines for VIVITROL. Janssen is funding the construction of the additional manufacturing line for RISPERDAL CONSTA, and Cephalon is funding the construction of the two additional manufacturing lines for VIVITROL.

Our manufacturing facility in Chelsea, Massachusetts is undergoing an expansion which is expected to be completed in calendar year 2010. Under our commercial manufacturing agreement with Lilly for AIR Insulin, Lilly funds the construction of a second manufacturing line at the Chelsea, Massachusetts facility. In the year ended March 31, 2007, we received a payment of $11.5 million from Lilly as reimbursement for costs we previously incurred related to the construction of the second manufacturing line.

Off-Balance Sheet Arrangements

As of March 31, 2007, we were not a party to any off-balance sheet financing arrangements, other than operating leases.

Contractual Obligations

We have summarized below our material contractual cash obligations as of March 31, 2007:

		Less Than	Two to	Four to Five	After Five
		One Year	Three Years	Years	Years
		(Fiscal	(Fiscal 2009-	(Fiscal 2011-	(After Fiscal
Contractual Cash Obligations	Total	2008)	2010)	2012)	2012)
	(In thousands)

7% Notes — principal(1)	$170,000	$—	$56,667	$113,333	$—
7% Notes — interest(1)	43,138	11,900	22,313	8,925	—
Term loan — principal	1,474	1,474	—	—	—
Term loan — interest	59	59	—	—	—
Capital lease obligations	162	114	48	—	—
Operating lease obligations	170,095	10,381	20,552	20,577	118,585
Purchase obligations	4,645	4,413	232	—	—
Capital expansion programs	12,019	11,926	93	—	—

Total contractual cash obligations	$401,592	$40,267	$99,905	$142,835	$118,585

(1)	The 7% Notes were issued by RC Royalty Sub LLC, a wholly-owned subsidiary of Alkermes, Inc. The 7% Notes are non-recourse to Alkermes, Inc. (see Note 5 to the consolidated financial statements included in this Form 10-K).

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
Unaudited Quarterly Financial Data	2006	2006	2006	2007
	(In thousands, except per share data)

REVENUES:
Manufacturing revenues	$22,193	$26,122	$28,763	$28,338
Royalty revenues	5,139	5,813	5,673	6,526
Research and development revenue under collaborative arrangements	14,464	17,624	19,532	22,863
Net collaborative profit	9,742	11,611	8,445	7,117

Total revenues	51,538	61,170	62,413	64,844

EXPENSES:
Cost of goods manufactured	9,338	11,822	12,989	11,060
Research and development	25,863	29,817	29,908	31,727
Selling, general and administrative	16,530	15,677	16,365	17,827

Total expenses	51,731	57,316	59,262	60,614

OPERATING INCOME (LOSS)	(193)	3,854	3,151	4,230

OTHER INCOME (EXPENSE):
Interest income	4,335	4,734	4,260	4,378
Interest expense	(5,473)	(4,034)	(4,141)	(4,077)
Other income (expense), net	787	(664)	89	(693)

Total other income (expense)	(351)	36	208	(392)

INCOME (LOSS) BEFORE INCOME TAXES	(544)	3,890	3,359	3,838
INCOME TAXES	171	164	426	337

NET INCOME (LOSS)	$(715)	$3,726	$2,933	$3,501

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$(0.01)	$0.04	$0.03	$0.03

DILUTED	$(0.01)	$0.04	$0.03	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	93,784	101,331	100,896	101,025

DILUTED	93,784	105,543	104,746	104,034

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
Unaudited Quarterly Financial Data	2005	2005	2005	2006
	(In thousands, except per share data)

REVENUES:
Manufacturing revenues	$13,983	$13,526	$14,715	$22,677
Royalty revenues	3,604	4,035	4,228	4,665
Research and development revenue under collaborative arrangements	7,251	16,733	9,951	11,948
Net collaborative profit	—	12,394	12,524	14,367

Total revenues	24,838	46,688	41,418	53,657

EXPENSES:
Cost of goods manufactured	4,517	4,360	6,077	8,535
Research and development	21,622	19,370	22,501	25,575
Selling, general and administrative	8,952	9,109	9,332	12,990

Total expenses	35,091	32,839	37,910	47,100

OPERATING INCOME (LOSS)	(10,253)	13,849	3,508	6,557

OTHER INCOME (EXPENSE):
Interest income	1,631	3,019	3,278	3,641
Interest expense	(5,169)	(5,212)	(5,177)	(5,103)
Derivative loss related to convertible subordinated notes	(266)	(503)	(315)	—
Other income (expense), net(1)	320	599	113	(699)

Total other income (expense)	(3,484)	(2,097)	(2,101)	(2,161)

NET INCOME (LOSS)	$(13,737)	$11,752	$1,407	$4,396

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$(0.15)	$0.13	$0.02	$0.05

DILUTED	$(0.15)	$0.12	$0.01	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	90,410	90,558	91,505	91,802

DILUTED	90,410	96,599	96,720	99,754

(1)	Includes a charge of approximately $0.3 million in the quarter ended March 31, 2006 for recognizing the cumulative effect of initially applying FIN 47, “Accounting for Conditional Asset Retirement Obligations.”

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure selected financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in GAAP and expands disclosures about the use of fair value to measure assets and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to SFAS No. 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. SFAS No. 157 is effective for us on a prospective basis for the reporting period beginning April 1, 2008. We are in the process of evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) an interpretation of SFAS No. 109, “Accounting for Income Taxes” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and will become effective for the Company on April 1, 2007. We are in the process of evaluating the impact of the adoption of FIN No. 48 on our consolidated financial statements.

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

We also hold certain marketable equity securities, including warrants to purchase the securities of publicly traded companies we collaborate with, that are classified as available-for-sale and recorded at fair value under the caption “Other assets” in the consolidated balance sheets. These marketable equity securities are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase of the financial instrument. A 10% increase or decrease in market interest rates would not have a material impact on the consolidated financial statements. As of March 31, 2007, the fair value of our Non-Recourse 7% Notes approximates the carrying value. The interest rate on these notes, and our capital lease obligations, are fixed and therefore not subject to interest rate risk. A 10% increase or decrease in market interest rates would not have a material impact on the consolidated financial statements.

As of March 31, 2007, we have a term loan in the amount of $1.5 million that bears a floating interest rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 5.45%. A 10% increase or decrease in market interest rates would not have a material impact on the consolidated financial statements.

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

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007. This evaluation included consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b) Evaluation of internal control over financial reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2007, based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In completing our assessment, no material weaknesses in the Company’s internal controls over financial reporting as of March 31, 2007 were identified. In addition, based on such assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been attested to by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included following Item 9A below.

(c) Changes in internal controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alkermes, Inc.
Cambridge, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that Alkermes, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2007 of the Company and our report dated June 14, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment , effective April 1, 2006.

Boston, Massachusetts
June 14, 2007

Item 9B.	Other Information

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the third and fourth quarters of the Fiscal year ending March 31, 2007, Mr. James M. Frates, Mr. Michael J. Landine and Mr. Richard F. Pops, executive officers of the Company, entered into trading plans in accordance with Rule 10b5-1 and our policy governing transactions in our securities by our directors, officers and employees. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to our Proxy Statement for our annual shareholders’ meeting (the “2007 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Consolidated Financial Statements — The Consolidated Financial Statements of Alkermes, Inc. required by this item are submitted in a separate section beginning on page F-1 of this Report.

(2) Financial Statement Schedules — All schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits

Exhibit
No.

3.1		Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)
3	.1(a)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2002.)
3	.1(b)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on May 14, 2003 (Incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)
3.2		Second Amended and Restated By-Laws of Alkermes, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 28, 2005.)
4.1		Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)
4.2		Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)
4.3		Rights Agreement, dated as of February 7, 2003, as amended, between Alkermes, Inc. and EquiServe Trust Co., N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)
4.4		Indenture, dated as of February 1, 2005, between RC Royalty Sub LLC and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.)
4.5		Form of Risperdal Consta® PhaRMAsm Secured 7% Notes due 2018. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.)
10.1		Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998 (File No. 001-14131).)+
10.2		Stock Option Plan for Non-Employee Directors, as amended. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on October, 1, 2003 (File No. 333-109376).)+
10.3		Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)
10.4		Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)
10.5		License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (U.S.) (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)*
10.6		License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except U.S.) (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)*
10.7		Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006) (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)***

Exhibit
No.

10	.7(a)	Third Amendment To Development Agreement, Second Amendment To Manufacturing and Supply Agreement and First Amendment To License Agreements by and between Janssen Pharmaceutica International Inc. and Alkermes Controlled Therapeutics Inc. II, dated April 1, 2000 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.7(b)	Fourth Amendment To Development Agreement and First Amendment To Manufacturing and Supply Agreement by and between Janssen Pharmaceutica International Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 20, 2000 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.).****
10	.7(c)	Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006) (Incorporated by reference to Exhibit 10.19(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)***
10	.7(d)	Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006) (Incorporated by reference to Exhibit 10.19(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)***
10	.7(e)	Amendment to Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 22, 2003 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.7(f)	Fourth Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated January 10, 2005 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10.8		Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 21, 2002 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.8(a)	Amendment to Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 16, 2003 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10.9		Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc. (assigned to Alkermes, Inc. in March 2007), as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)**
10.10		Promissory Note by and between Alkermes, Inc. and General Electric Capital Corporation, dated December 22, 2004. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)
10.11		Master Security Agreement by and between Alkermes, Inc. and General Electric Capital Corporation dated December 22, 2004. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)
10	.11(a)	Addendum No. 001 To Master Security Agreement by and between Alkermes, Inc. and General Electric Capital Corporation, dated December 22, 2004. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)

Exhibit
No.

10.12		Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+
10.13		Change in Control Employment Agreement, of various dates, between Alkermes, Inc. and each of James M. Frates, Michael J. Landine, David A. Broecker and Kathryn L. Biberstein. (Form of agreement incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+
10.14		Employment Agreement, dated December 22, 2000 by and between David A. Broecker and the Registrant. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)+
10.15		Employment Agreement, dated January 8, 2003, by and between Kathryn L. Biberstein and the Registrant. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2003.)+
10.16		License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2005.)*****
10	.16(a)	Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2005.)*****
10	.16(b)	Amendment to the License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006.§#
10	.16(c)	Amendment to the Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006.§#
10.17		Alkermes Fiscal 2007 Named Executive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2006.)+
10	.17(a)	Alkermes Amended Fiscal 2007 Named Executive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2006.)+
10.18		Employment Agreement, dated November 20, 2001 by and between Gordon G. Pugh and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended September 30, 2006.)+
10.19		Employment Agreement, dated May 30, 2000 by and between Elliot W. Ehrich, M.D. and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended September 30, 2006.)+
10.20		Alkermes, Inc. 1998 Equity Incentive Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended December 31, 2006.)+
10	.20(a)	Form of Stock Option Certificate pursuant to Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10.21		Alkermes, Inc. 1999 Stock Option Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended December 31, 2006.)+
10	.21(a)	Form of Incentive Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10	.21(b)	Form of Non-Qualified Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10.22		Alkermes, Inc. 2002 Restricted Stock Award Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended December 31, 2006.)+

Exhibit
No.

10.23	2006 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended September 30, 2006.)+
10.24	Employment Agreement, dated February 27, 2007 by and between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2007.)+
10.25	Alkermes Fiscal 2008 Named-Executive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2007.)+
21.1	Subsidiaries of the Registrant.#
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.#
24.1	Power of Attorney (included on signature pages).#
31.1	Rule 13a-14(a)/15d-14(a) Certification.#
31.2	Rule 13a-14(a)/15d-14(a) Certification.#
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

**	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 16, 2002. Such provisions have been separately filed with the Commission.

****	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 26, 2005. Such provisions have been filed separately with the Commission.

*****	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted July 31, 2006. Such provisions have been filed separately with the Commission.

§	Confidential status has been requested for certain portions of this document. Such provisions have been filed separately with the Commission.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALKERMES, INC.

By:	/s/ David A. Broecker
David A. Broecker
President and Chief Executive Officer

June 14, 2007

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints David A. Broecker and James M. Frates, and each of them, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Form 10-K, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Richard F. Pops Richard F. Pops	Director and Chairman of the Board	June 14, 2007

/s/ David A. Broecker David A. Broecker	President and Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2007

/s/ James M. Frates James M. Frates	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 14, 2007

/s/ Floyd E. Bloom Floyd E. Bloom	Director	June 14, 2007

/s/ Robert A. Breyer Robert A. Breyer	Director	June 14, 2007

/s/ Gerri Henwood Gerri Henwood	Director	June 14, 2007

/s/ Paul J. Mitchell Paul J. Mitchell	Director	June 14, 2007

/s/ Alexander Rich Alexander Rich	Director	June 14, 2007

Signature	Title	Date

/s/ Paul Schimmel Paul Schimmel	Director	June 14, 2007

/s/ Mark B. Skaletsky Mark B. Skaletsky	Director	June 14, 2007

/s/ Michael A. Wall Michael A. Wall	Director and Chairman Emeritus	June 14, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alkermes, Inc.
Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Alkermes, Inc. and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alkermes, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, the Company changed its method of accounting for share-based payments upon the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective April 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts
June 14, 2007

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2007 and 2006

	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,500	$33,578
Investments — short-term	271,082	264,389
Receivables	56,049	39,802
Inventory, net	18,190	7,341
Prepaid expenses and other current assets	7,054	2,782

Total current assets	432,875	347,892

PROPERTY, PLANT AND EQUIPMENT:
Land	301	301
Building and improvements	25,717	20,966
Furniture, fixtures and equipment	64,203	61,086
Equipment under capital lease	464	464
Leasehold improvements	32,345	45,842
Construction in progress	42,442	23,555

	165,472	152,214
Less: accumulated depreciation and amortization	(41,877)	(39,297)

Property, plant and equipment — net	123,595	112,917

RESTRICTED INVESTMENTS	5,144	5,145
OTHER ASSETS	7,007	11,209

TOTAL ASSETS	$568,621	$477,163

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$45,571	$36,141
Accrued interest	2,976	3,239
Accrued restructuring costs	284	852
Unearned milestone revenue — current portion	11,450	83,338
Deferred revenue — current portion	200	200
Convertible subordinated notes — current portion	—	676
Long-term debt — current portion	1,579	1,214

Total current liabilities	62,060	125,660

NON-RECOURSE RISPERDAL CONSTA SECURED 7% NOTES	156,851	153,653
CONVERTIBLE SUBORDINATED NOTES — LONG-TERM PORTION	—	124,346
LONG-TERM DEBT	47	1,519
UNEARNED MILESTONE REVENUE — LONG-TERM PORTION	117,300	16,198
DEFERRED REVENUE — LONG-TERM PORTION	22,153	750
OTHER LONG-TERM LIABILITIES	6,749	6,821

TOTAL LIABILITIES	365,160	428,947

REDEEMABLE CONVERTIBLE PREFERRED STOCK, par value, $0.01 per share; authorized and issued, none and 1,500 shares at March 31, 2007 and March 31, 2006, respectively (at liquidation preference),	—	15,000

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Capital stock, par value, $0.01 per share; authorized, 4,550,000 shares (includes 2,997,000 shares of preferred stock); issued, none	—	—
Common stock, par value, $0.01 per share; authorized, 160,000,000 shares; 101,550,673 and 91,744,680 shares issued, 100,726,996 and 91,744,680 shares outstanding at March 31, 2007 and March 31, 2006, respectively	1,015	917
Non-voting common stock, par value, $0.01 per share; authorized 450,000 shares; issued and outstanding, 382,632 shares at March 31, 2007 and March 31, 2006	4	4
Treasury stock, at cost (823,677 shares and none at March 31, 2007 and March 31, 2006, respectively)	(12,492)	—
Additional paid-in capital	837,727	664,596
Deferred compensation	—	(374)
Accumulated other comprehensive income	753	1,064
Accumulated deficit	(623,546)	(632,991)

Total Shareholders’ Equity	203,461	33,216

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$568,621	$477,163

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Years Ended March 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except per share amounts)

REVENUES:
Manufacturing revenues	$105,416	$64,901	$40,488
Royalty revenues	23,151	16,532	9,636
Research and development revenue under collaborative arrangements	74,483	45,883	26,002
Net collaborative profit	36,915	39,285	—

Total revenues	239,965	166,601	76,126

EXPENSES:
Cost of goods manufactured	45,209	23,489	16,834
Research and development	117,315	89,068	91,641
Selling, general and administrative	66,399	40,383	29,499
Restructuring	—	—	11,527

Total expenses	228,923	152,940	149,501

OPERATING INCOME (LOSS)	11,042	13,661	(73,375)

OTHER INCOME (EXPENSE):
Interest income	17,707	11,569	3,005
Interest expense	(17,725)	(20,661)	(7,394)
Derivative loss (income) related to convertible subordinated notes	—	(1,084)	4,385
Other (expense) income, net	(481)	333	(1,789)

Total other income (expense)	(499)	(9,843)	(1,793)

INCOME (LOSS) BEFORE INCOME TAXES	10,543	3818	(75,168)
INCOME TAXES	1,098	—	—

NET INCOME (LOSS)	$9,445	$3,818	$(75,168)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$0.10	$0.04	$(0.83)

DILUTED	$0.09	$0.04	$(0.83)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	99,242	91,022	90,094

DILUTED	103,351	97,377	90,094

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$9,445	$3,818	$(75,168)
Unrealized (loss) gain on marketable securities	(311)	1,285	(1,231)

COMPREHENSIVE INCOME (LOSS)	$9,134	$5,103	$(76,399)

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended March 31, 2007, 2006 and 2005

							Other Comprehensive
							Income (Loss)
							Foreign	Unrealized
					Additional		Currency	Gain (Loss) on
	Common Stock		Non-voting Common Stock		Paid-In	Deferred	Translation	Marketable	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Compensation	Adjustments	Securities	Deficit	Shares	Amount	Total
	(In thousands, except share amounts)

BALANCE — April 1, 2004	89,305,261	$893	382,632	$4	$635,940	$(276)	$(142)	$1,152	$(561,641)	—	$—	$75,930
Issuance of common stock upon exercise of options or vesting of restricted stock awards	694,265	7	—	—	3,023	—	—	—	—	—	—	3,030
Restricted stock awards canceled	—	—	—	—	(25)	25	—	—	—	—	—	—
Noncash compensation	—	—	—	—	48	—	—	—	—	—	—	48
Amortization of noncash compensation	—	—	—	—	1,252	251	—	—	—	—	—	1,503
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(1,231)	—	—	—	(1,231)
Net loss	—	—	—	—	—	—	—	—	(75,168)	—	—	(75,168)

BALANCE — March 31, 2005	89,999,526	$900	382,632	$4	640,238	$—	$(142)	$(79)	$(636,809)	—	—	$4,112
Issuance of common stock upon exercise of options or vesting of restricted stock awards	921,477	9	—	—	8,550	—	—	—	—	—	—	8,559
Conversion of redeemable convertible preferred stock into common stock	823,677	8	—	—	14,992	—	—	—	—	—	—	15,000
Restricted stock awards canceled	—	—	—	—	(89)	89	—	—	—	—	—	—
Noncash compensation	—	—	—	—	905	(664)	—	—	—	—	—	241
Amortization of noncash compensation	—	—	—	—	—	201	—	—	—	—	—	201
Unrealized gain on marketable securities	—	—	—	—	—	—	—	1,285	—	—	—	1,285
Net income	—	—	—	—	—	—	—	—	3,818	—	—	3,818

BALANCE — March 31, 2006	91,744,680	$917	382,632	$4	$664,596	$(374)	$(142)	$1,206	$(632,991)	—	$—	$33,216
Issuance of common stock upon exercise of options or vesting of restricted stock awards	780,722	8	—	—	7,539	—	—	—	—	—	—	7,547
Elimination of deferred compensation with the adoption of SFAS 123(R)	—	—	—	—	(374)	374	—	—	—	—	—	—
Conversion of 2.5% convertible subordinated notes into common stock	9,025,271	90	—	—	124,312	—	—	—	—	—	—	124,402
Elimination of deferred financing costs on 2.5% convertible subordinated notes	—	—	—	—	(1,751)	—	—	—	—	—	—	(1,751)
Redemption of redeemable convertible preferred stock	—	—	—	—	15,000	—	—	—	—	—	—	15,000
Repurchase of common stock for treasury, at cost	—	—	—	—	—	—	—	—	—	(823,677)	(12,492)	(12,492)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(311)	—	—	—	(311)
Share-based payments	—	—	—	—	28,249	—	—	—	—	—	—	28,249
Tax benefit from share-based compensation	—	—	—	—	156	—	—	—	—	—	—	156
Net income	—	—	—	—	—	—	—	—	9,445	—	—	9,445

BALANCE — March 31, 2007	101,550,673	$1,015	382,632	$4	$837,727	$—	$(142)	$895	$(623,546)	(823,677)	$(12,492)	$203,461

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,445	$3,818	$(75,168)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Share-based compensation	27,687	442	1,551
Depreciation and amortization	11,991	10,879	10,618
Restructuring charges	—	—	11,527
Other non-cash charges	3,783	5,251	3,922
Derivative loss (income) related to convertible subordinated notes	—	1,084	(4,385)
Loss (gain) on sale of investments	743	(761)	1,961
Gain on sale of equipment	(530)	(70)	(172)
Changes in assets and liabilities:
Receivables	(13,537)	(20,987)	(7,289)
Inventory, prepaid expenses and other current assets	(12,142)	(3,777)	(3,071)
Accounts payable, accrued expenses and accrued interest	8,226	18,329	2,578
Accrued restructuring costs	(496)	(995)	(1,628)
Unearned milestone revenue	29,214	99,536	—
Deferred revenue	18,694	950	(17,173)
Other long-term liabilities	649	2,831	2,474

Cash flows from operating activities	83,727	116,530	(74,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(36,305)	(28,660)	(17,817)
Proceeds from sales of equipment	12,571	122	252
Purchases of short and long-term investments	(329,234)	(661,671)	(178,925)
Sales and maturities of short and long-term investments	322,989	552,161	157,682
(Increase) decrease in other assets	(98)	176	30

Cash flows from investing activities	(30,077)	(137,872)	(38,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,547	8,559	3,030
Proceeds from the issuance of Non-Recourse RISPERDAL CONSTA Secured 7% notes, net of issuance discount	—	—	150,271
Borrowings under term loan	—	—	3,676
Payment of debt	(1,783)	(1,124)	(239)
Payment of financing costs in connection with issuance of notes	—	—	(6,119)
Purchase of treasury stock	(12,492)	—	—

Cash flows from financing activities	(6,728)	7,435	150,619

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,922	(13,907)	37,586
CASH AND CASH EQUIVALENTS — Beginning of period	33,578	47,485	9,899

CASH AND CASH EQUIVALENTS — End of period	$80,500	$33,578	$47,485

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$13,647	$14,319	$3,238
Cash paid for taxes	$1,051	$—	$—
Non-cash investing and financing activities:
Conversion of 2.5% convertible subordinated notes into common stock	$125,000	$—	$—
Conversion of redeemable convertible preferred stock into common stock	$—	$15,000	$—
Redemption of redeemable convertible preferred stock	$15,000	$—	$—
Increase in property, plant and equipment and accounts payable and accrued expenses	$(1,321)	$—	$—

See notes to consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2007, 2006 and 2005
(In thousands, except share and per share amounts)

1.	THE COMPANY

Alkermes, Inc. (as used in this section, together with its subsidiaries, “Alkermes” or the “Company”) is a biotechnology company that develops innovative medicines designed to yield better therapeutic outcomes and improve the lives of patients with serious disease. The Company currently has two commercial products: RISPERDAL® CONSTA® [(risperidone) long-acting injection], the first and only long-acting atypical antipsychotic medication approved for use in schizophrenia, and marketed worldwide by Janssen-Cilag (Janssen), a wholly owned division of Johnson & Johnson; and VIVITROL® (naltrexone for extended-release injectable suspension), the first and only once-monthly injectable medication approved for the treatment of alcohol dependence and marketed in the United States (“U.S.”) primarily by Cephalon, Inc. (Cephalon). The Company’s pipeline includes extended-release injectable, pulmonary, and oral products for the treatment of prevalent, chronic diseases such as central nervous system disorders, addiction and diabetes. The Company’s headquarters are in Cambridge, Massachusetts, and it operates research and manufacturing facilities in Massachusetts and Ohio.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of Alkermes, Inc. and its wholly-owned subsidiaries: Alkermes Controlled Therapeutics, Inc. (“ACT I”); Alkermes Europe, Ltd. and RC Royalty Sub LLC (“Royalty Sub”). The assets of Royalty Sub are not available to satisfy obligations of Alkermes and its subsidiaries, other than the obligations of Royalty Sub including Royalty Sub’s non-recourse RISPERDAL CONSTA secured 7% notes (the “Non-Recourse 7% Notes”). Alkermes Acquisition Corp. was dissolved effective March 31, 2007. Alkermes Controlled Therapeutics Inc. II (“ACT II”) and Advanced Inhalation Research, Inc. (“AIR”) were merged into Alkermes, Inc. effective July 31, 2006 and March 31, 2007, respectively. Intercompany accounts and transactions have been eliminated.

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the following: (1) reported amounts of assets and liabilities; (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. Marketable equity securities have been designated as available-for-sale and are carried at fair value with any unrealized gains or losses included as a component of accumulated other comprehensive income (loss), included in shareholders’ equity in the consolidated balance sheets.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the carrying values and estimated fair values of the Company’s debt instruments and redeemable convertible preferred stock at March 31:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)

2.5% convertible subordinated notes, including embedded derivative liability	$—	$—	$124,346	$200,313
3.75% convertible subordinated notes	—	—	676	663
7% Notes	156,851	156,400	153,653	158,100
Term loan	1,474	1,474	2,484	2,484
Obligation under capital lease	152	152	249	249
Redeemable convertible preferred stock	—	—	15,000	15,000

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

Earnings (Loss) Per Common Share — The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings (loss) per common share is calculated based upon net income (loss) available to holders of common shares divided by the weighted average number of shares outstanding. For the calculation of diluted earnings per common share, the Company uses the weighted average number of shares outstanding, as adjusted for the effect of potential outstanding shares, including stock options, stock awards, redeemable convertible preferred stock and convertible debt. For periods during which the Company reports a net loss from operations, basic and diluted net loss per common share are equal since the impact of potential common shares would have an anti-dilutive effect.

Basic and diluted earnings (loss) per share for the years ended March 31 were calculated as follows:

	2007	2006	2005
	(In thousands)

Numerator:
Net income (loss)	$9,445	$3,818	$(75,168)

Denominator:
Weighted average number of common shares outstanding, basic	99,242	91,022	90,094
Effect of dilutive securities:
Stock options	3,411	4,132	—
Restricted stock awards	254	84	—
Redeemable convertible preferred stock	444	2,139	—

Dilutive potential common share equivalents	4,109	6,355	—

Shares used in calculating diluted earnings (loss) per common share	103,351	97,377	90,094

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts were not included in the calculation of earnings (loss) per common share because their effects were anti-dilutive for the years ended March 31:

	2007	2006	2005
	(In thousands)

Numerator:
Adjustment for interest, net of tax	$1,246	$3,150	$3,150
Adjustment for derivative loss (income)	—	1,084	(4,385)

Total	$1,246	$4,234	$(1,235)

Denominator:
Stock options	6,985	4,912	17,761
Restricted stock awards	—	—	51
Redeemable convertible preferred stock	—	—	2,021
2.5% convertible subordinated notes	1,879	9,025	9,025
3.75% convertible subordinated notes	9	10	10

Total	8,873	13,947	28,868

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

Revenue Recognition Related to the License and Collaboration Agreement and Supply Agreement (together, the “Agreements”) with Cephalon

The Company’s revenue recognition policy related to the Agreements complies with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) for multiple element revenue arrangements entered into or materially amended after June 30, 2003. For purposes of revenue recognition, the deliverables under these Agreements are generally separated into three units of accounting: (i) net losses on the products; (ii) manufacturing of the products; and (iii) the product license.

Under the terms of the Agreements, the Company is responsible for the first $120.0 million of net product losses through December 31, 2007, which increased pursuant to the Amendments (see below) to $124.6 million (the “cumulative net loss cap”). The net product losses exclude development costs incurred by the Company to obtain FDA approval of VIVITROL and costs incurred by the Company to complete the first VIVITROL manufacturing line, both of which were the Company’s sole responsibility. If net product losses exceed the cumulative net loss cap through December 31, 2007, Cephalon is responsible to pay all net product losses in excess of the cumulative net loss cap during this period. If VIVITROL is profitable through December 31, 2007, net profits will be divided between the Company and Cephalon in approximately equal shares. After December 31, 2007, all net profits and losses earned on the product will be divided between the Company and Cephalon in approximately equal shares. Cumulative net product losses since inception of the Agreements through March 31, 2007 were $119.3 million.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cephalon records net sales from the products in the U.S. The Company and Cephalon reconcile the costs incurred in the period by each party to develop, commercialize and manufacture the products against revenues earned on the products in the period, to determine net profits or losses on the products in the period. To the extent that the cash earned or expended by either of the parties exceeds or is less than its proportional share of net profit or loss for the period, the parties settle by delivering cash such that the net cash earned or expended equals each party’s proportional share. The cash flow between the companies related to our share net profits or losses is recorded in the period in which it was made under the caption “Net collaborative profit” in the consolidated statements of operations and comprehensive income (loss).

The costs incurred by the Company and Cephalon with respect to the development and commercialization of the products, and which are charged into the collaboration, include employee time, which is billed to the collaboration at negotiated full-time equivalent (“FTE”) rates, and external expenses incurred by the parties with respect to the products. FTE rates vary depending on the nature of the activity performed (such as development and sales) and are intended to approximate our actual costs. Cost of goods manufactured related to the products is based on a fully burdened manufacturing cost, determined in accordance with U.S. GAAP.

The nonrefundable payments of $160.0 million and $110.0 million the Company received from Cephalon in June 2005 and April 2006, respectively, and the $4.6 million payment the Company received from Cephalon in December 2006, pursuant to the Amendments (see below), have been deemed to be arrangement consideration in accordance with EITF 00-21. This arrangement consideration is recognized as milestone revenue across the three accounting units referred to above. The allocation of the arrangement consideration to each of the accounting units was based initially on the fair value of each unit as determined at the date the consideration was received. Of the initial $160.0 million non-refundable payment received from Cephalon upon signing the Agreements, the Company has allocated $139.8 million to the accounting unit “net losses on the products”, comprising the $120.0 million of net product losses for which the Company is responsible and the $19.8 million of expenses the Company incurred in attaining FDA approval of VIVITROL and completing the first manufacturing line. The remaining $20.2 million of the $160.0 million payment was allocated to the accounting unit “product license”. Of the $110.0 million non-refundable payment received from Cephalon on VIVITROL approval, the Company allocated $77.8 million to the accounting unit “manufacturing of the products” and applied the remaining $32.2 million to the accounting unit “product license”. The $4.6 million payment received from Cephalon pursuant to the Amendments has been allocated to the accounting unit “net losses on the products”. The fair values of the accounting units are reviewed periodically and adjusted, as appropriate. The above payments were recorded in the consolidated balance sheets under the captions “Unearned milestone revenue — current portion” and “Unearned milestone revenue — long-term portion” prior to being earned. The classification between the current and long-term portions is based on the Company’s best estimate of whether the milestone revenue will be recognized during or after the 12-month period following the reporting period, respectively.

In October 2006, the Company and Cephalon entered into binding amendments to the license and collaboration agreement and the supply agreement (the “Amendments”). Under the Amendments, the parties agreed that Cephalon would purchase from the Company two VIVITROL manufacturing lines (and related equipment) under construction. Amounts the Company received from Cephalon for the sale of the two VIVITROL manufacturing lines were recorded under the caption “Deferred revenue — long-term portion” in the consolidated balance sheets and will be recorded as revenue over the depreciable life of the assets in amounts equal to the related asset depreciation once the assets are placed in service. Future purchases of physical assets by Cephalon will be accounted for in a similar way. Beginning October 2006, all FTE related costs the Company incurs that are reimbursable by Cephalon related to the construction and validation of the two additional VIVITROL manufacturing lines are recorded as research and development revenue as incurred. In December 2006, the Company received a $4.6 million payment from Cephalon as reimbursement for certain costs incurred by the Company prior to October 2006, which the Company had charged to the collaboration and that were related to the construction of the VIVITROL manufacturing lines. These costs

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisted primarily of internal or temporary employee time, billed at negotiated FTE rates. The Company and Cephalon agreed to increase the cumulative net loss cap from $120.0 million to $124.6 million to account for this reimbursement.

Manufacturing Revenues Related to the Cephalon Agreements

Under the terms of the Agreements, the Company is responsible for the manufacture of clinical and commercial supplies of the products for sale in the U.S. Under the terms of the Agreements, the Company bills Cephalon at cost for finished product shipped to them. The Company records this manufacturing revenue under the caption “Manufacturing revenues” in the consolidated statements of operations and comprehensive income (loss). An amount equal to this manufacturing revenue is recorded as cost of goods manufactured in the consolidated statements of operations and comprehensive income (loss). Manufacturing revenue and cost of goods manufactured related to VIVITROL were recorded for the first time in the year ended March 31, 2007, as the Company began shipping VIVITROL to Cephalon.

The amount of the arrangement consideration allocated to the accounting unit “manufacturing of the products” is based on the estimated fair value of manufacturing profit to be earned over the expected ten year life of VIVITROL. Manufacturing profit is estimated at 10% of the forecasted cost of goods manufactured over the expected life of VIVITROL. This profit margin was determined by reference to margins on other products the Company produces for partners, an analysis of margins enjoyed by other pharmaceutical contract manufacturers and other available data. The forecast of units to be manufactured was negotiated between the Company and Cephalon. The Company’s obligation to manufacture VIVITROL is limited to volumes that the Company is capable of supplying at its manufacturing facility, and the units to be manufactured in the forecast are in line with, and do not exceed, this maximum anticipated capacity. The Company estimates the fair value of this accounting unit to be $77.8 million and this amount was allocated out of the $110.0 million in consideration received from Cephalon upon FDA approval of VIVITROL. The Company records the earned portion of the arrangement consideration allocated to this accounting unit to revenue in proportion to the units of finished VIVITROL shipped during the reporting period, to the total expected units of finished VIVITROL to be shipped over the expected life of VIVITROL. This milestone revenue is recorded under the caption “Manufacturing revenues” in the consolidated statements of operations and comprehensive income (loss). Milestone revenue in the amount of $1.5 million was recorded for this accounting unit for the first time in the year ended March 31, 2007, as the Company began shipping VIVITROL to Cephalon.

Net Collaborative Profit Related to the Agreements with Cephalon

The amount of the arrangement consideration allocated to the accounting unit “net losses on the products” represents the Company’s best estimate of the net product losses that the Company is responsible for through December 31, 2007, plus those development costs incurred by the Company to attain FDA approval of VIVITROL and to complete the first manufacturing line, both of which were the Company’s sole responsibility. The Company estimates the fair value of this accounting unit to be approximately $144.4 million and this amount was allocated out of the $160.0 million in consideration the Company received from Cephalon upon signing the Agreements. The Company records the earned portion of the arrangement consideration allocated to this accounting unit to revenue in the period that the Company is responsible for product losses, being the period ending December 31, 2007. This milestone revenue directly offsets the Company’s expenses incurred on VIVITROL and Cephalon’s net losses on VIVITROL and is recorded under the caption “Net collaborative profit” in the consolidated statements of operations and comprehensive income (loss). During the years ended March 31, 2007, 2006 and 2005, the Company recorded $78.8 million, $60.5 million, and $0, respectively, of milestone revenue related to this accounting unit. In addition, because a portion of these amounts relate to cash returned to Cephalon as reimbursement for its net losses, those payments are netted against the milestone revenue recorded. During the years ended March 31, 2007, 2006

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2005, those payments to Cephalon were $47.0 million, $21.2 million and $0, respectively, resulting in net revenue related to this accounting unit of $31.8 million, $39.3 million, and $0, respectively.

Under the terms of the Agreements, the Company granted Cephalon a co-exclusive license to the Company’s patents and know-how necessary to use, sell, offer for sale and import the products for all current and future indications in the U.S. The arrangement consideration allocated to the product license is based on the residual method of allocation as outlined in EITF 00-21, because fair value evidence exists separately for the undelivered obligations under the Agreements. The arrangement consideration allocated to this accounting unit equals the total arrangement consideration received from Cephalon less the fair value of the manufacturing obligations and the net losses on VIVITROL. The Company estimates the fair value of this accounting unit to be approximately $52.4 million of the $274.6 million in total consideration the Company has received to date. The Company records the earned portion of the arrangement consideration allocated to the product license to revenue on a straight-line basis over the expected life of VIVITROL, being ten years. This revenue is recorded under the caption “Net collaborative profit” in the consolidated statements of operations and comprehensive income (loss). The Company began to recognize milestone revenue related to this accounting unit upon FDA approval of VIVITROL in April 2006. During the year ended March 31, 2007, the Company recorded $5.1 million of milestone revenue related to this accounting unit.

If there are significant changes in the Company’s estimates of the fair value of an accounting unit, the Company would reallocate the arrangement consideration to the accounting units based on the revised fair values. This revision would be recognized prospectively in the consolidated statements of operations and comprehensive income (loss) over the remaining terms of the affected accounting units.

Under the terms of the Agreements, Cephalon will pay the Company up to $220 million in nonrefundable milestone payments if calendar year net sales of the products exceed certain agreed-upon sales levels. Under current accounting guidance, the Company expects to recognize these milestone payments in the period earned, under the caption “Net collaborative profit” in the consolidated statement of operations and comprehensive income (loss).

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

Research and Development Revenue Under Collaborative Arrangements — Research and development revenue consists of nonrefundable research and development funding under collaborative arrangements with various collaborative partners. Research and development funding generally compensates the Company for formulation, preclinical and clinical testing related to the collaborative research programs, and is recognized as revenue at the time the research and development activities are performed under the terms of the related agreements, when collectibility is reasonably assured and when no future performance obligations exist. The Company generally bills its partners under collaborative arrangements using a single full-time equivalent or hourly rate. This rate has been established by the Company based on its annual budget of employee compensation, employee benefits and the billable non-project-specific costs mentioned above and is generally increased annually based on increases in the consumer price index. Each collaborative partner is billed using a

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

full-time equivalent or hourly rate for the hours worked by the Company’s employees on a particular project, plus any direct external research costs, if any.

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

Research and Development Expenses — The Company’s research and development expenses include employee compensation, including share-based compensation, and related benefits, laboratory supplies, temporary help costs, external research costs, consulting costs, occupancy costs, depreciation expense and other allocable costs directly related to the Company’s research and development activities. Research and development expenses are incurred in conjunction with the development of the Company’s technologies, proprietary product candidates, collaborators’ product candidates and in-licensing arrangements. External research costs relate to toxicology studies, pharmacokinetic studies and clinical trials that are performed for the Company under contract by external companies, hospitals or medical centers. A significant portion of our research and development expenses (including laboratory supplies, travel, dues and subscriptions, recruiting costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or our technologies in general. Expenses incurred to purchase specific services from third parties to support the Company’s collaborative research and development activities are tracked by project and are reimbursed to the Company by its partners. The Company accounts for its research and development expenses on a departmental and functional basis in accordance with its budget and management practices. All such costs are expensed as incurred.

Share-based Compensation — Effective April 1, 2006, the Company accounts for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. Under SFAS No. 123(R), share-based compensation reflects the fair value of share-based awards measured at the grant date, is recognized as an expense over the requisite service period (generally the vesting period of the equity grant) and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of stock options on the grant date using the Black-Scholes option-pricing model. Assumptions used to estimate the fair value of stock options are the expected option term, expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield. Certain of these assumptions are highly subjective and require the exercise of management judgment. The Company’s management must also apply judgment in developing an estimate of awards that may be forfeited.

The Company elected to adopt the provisions of SFAS No. 123(R) using the modified prospective transition method, and the Company recognizes share-based compensation cost on a straight-line basis over the requisite service periods of awards. Under the modified prospective transition method, share-based compensation expense is recognized for the portion of outstanding stock options and stock awards granted prior to the adoption of SFAS No. 123(R) for which service has not been rendered, and for any future grants of stock options and stock awards. The Company recognizes share-based compensation cost for awards that have graded vesting on a straight-line basis over the requisite service period of each separately vesting portion.

Income Taxes — The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. The Company assesses the recoverability of any tax assets recorded on the balance sheet and provides any necessary valuation allowances, as required. If the Company were to

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine that it was more likely than not that it would be unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to operations in the period that such determination was made.

In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of March 31, 2007 and 2006, the Company determined that it is more likely than not that the deferred tax assets will not be realized and a full valuation allowance has been recorded.

The provision for income taxes in the amount of $1.1 million for the year ended March 31, 2007 related to the U.S. alternative minimum tax (“AMT”). Tax recognition of a portion of the nonrefundable payment received from Cephalon during the year ended March 31, 2006 was deferred to the year ended March 31, 2007 when it was recognized in full. Utilization of tax loss carryforwards is limited in the calculation of AMT. As a result, a federal tax charge was reflected in the year ended March 31, 2007. The current AMT liability is available as a credit against future tax obligations upon the full utilization or expiration of the Company’s net operating loss carryforward.

Comprehensive Income (Loss) — SFAS No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”) requires the Company to display comprehensive income (loss) and its components as part of the Company’s consolidated financial statements. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as unrealized holding gains and losses on available-for-sale marketable securities.

Cash Equivalents — Cash equivalents, with remaining maturities of three months or less when purchased, consist of money market accounts, mutual funds and an overnight repurchase agreement. The repurchase agreement is fully collateralized by U.S. government securities.

Investments — At March 31, 2007 and 2006, all short-term and long-term investments consist of debt securities (U.S. Treasury and other government securities, commercial paper and corporate notes) that are classified as available-for-sale and recorded at fair value. Fair value was determined based on quoted market prices.

Investments classified as long-term are restricted and held as collateral under certain letters of credit related to the Company’s lease agreements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments consist of the following at March 31:

	Amortized Cost			Gross
	Due Under	Due After		Unrealized		Aggregate
	One Year	One Year	Total	Gains	Losses	Fair Value
	(In thousands)

2007
Available-for-sale securities:
U.S. government obligations	$—	$89,377	$89,377	$495	$—	$89,872
Corporate debt securities	68,630	112,444	181,074	175	(39)	181,210

	68,630	201,821	270,451	670	(39)	271,082

Held-to-maturity securities:
U.S. government obligations	404	—	404	—	—	404
Corporate debt securities	4,740	—	4,740	—	—	4,740

	5,144	—	5,144	—	—	5,144

Total	$73,774	$201,821	$275,595	$670	$(39)	$276,226

2006
Available-for-sale securities:
U.S. government obligations	$20,000	$—	$20,000	$—	$(110)	$19,890
Corporate debt securities	10,917	233,269	244,186	368	(55)	244,499

	30,917	233,269	264,186	368	(165)	264,389

Held-to-maturity securities:
U.S. government obligations	405	—	405	—	—	405
Corporate debt securities	4,740	—	4,740	—	—	4,740

	5,145	—	5,145	—	—	5,145

Total	$36,062	$233,269	$269,331	$368	$(165)	$269,534

The Company also has investments in certain marketable equity securities with a fair value of approximately $0.7 million and $1.5 million as of March 31, 2007 and 2006, respectively, which are classified as available-for-sale securities and are recorded under the caption “Other assets” in the consolidated balance sheets. The cost of such securities, net of write-downs for other-than-temporary impairment, was $0.5 million as of March 31, 2007 and $0.5 million as of March 31, 2006.

In December 2001, the Company made a $100.0 million investment in Series C convertible, redeemable preferred units of Reliant Pharmaceuticals, LLC (“Reliant”), and the Company currently owns approximately 12% of Reliant. Through March 31, 2004, the investment had been accounted for under the equity method of accounting because Reliant was organized as a limited liability company, which is treated in a manner similar to a partnership. The Company’s $100.0 million investment was reduced to $0 in the year ended March 31, 2003 based upon the Company’s equity losses in Reliant.

Effective April 1, 2004, Reliant converted from a limited liability company to a corporation under Delaware state law. Due to this change, and because Reliant is a privately held company over which Alkermes does not exercise control, the Company’s investment in Reliant has been accounted for under the cost method beginning April 1, 2004. Accordingly, the Company does not record any share of Reliant’s net income or losses, but would record dividends, if received. The Company’s investment remains at $0 as of March 31, 2007.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory, net — Inventory, net is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Included in inventory, net are raw materials used in production of pre-clinical and clinical products, which are charged to research and development expense when consumed. Inventory, net consists of the following at March 31:

	2007	2006
	(In thousands)

Raw materials	$8,158	$4,211
Work in process	4,348	2,345
Finished goods	6,661	1,629

Inventory, gross	19,167	8,185
Allowances	(977)	(844)

Inventory, net	$18,190	$7,341

Property, Plant and Equipment — Property, plant and equipment are recorded at cost, subject to review for impairment of assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives of the assets: building — 25 years; furniture, fixtures and equipment — 3 to 7 years; and, leasehold improvements, over the shorter of the useful life of the assets and the lease terms — 1 to 20 years.

During the years ended March 31, 2007 and 2006, the Company wrote off approximately $5.6 million and $18.5 million, respectively, of fully depreciated furniture, fixtures and equipment in accordance with its capital assets accounting policy.

Amounts recorded as construction in progress in the consolidated balance sheets consist primarily of costs incurred for the expansion of the Company’s manufacturing and research and development facilities in Massachusetts and Ohio.

Property, plant and equipment acquired under capital leases totaled $0.5 million as of March 31, 2007 and 2006, and accumulated amortization of such assets totaled $0.3 million and $0.2 million as of March 31, 2007 and 2006, respectively.

Other Assets — Other assets consist primarily of unamortized debt offering costs which are being amortized over the lives of the expected principal repayment periods of the related notes, and certain marketable equity securities and warrants to purchase stock in certain publicly traded companies (see Note 8, Warrants).

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

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unearned Milestone Revenue — Unearned milestone revenue, current and long-terms portion, consists of nonrefundable payments the Company received from Cephalon under the terms of its Agreements and Amendments with Cephalon. Unearned milestone revenue is recognized as revenue when earned and is recorded under the captions “Net collaborative profits” and “Manufacturing revenues.”

Deferred Revenue — Deferred revenue, current and long-term portions, consists primarily of proceeds from the sale of the two VIVITROL manufacturing lines to Cephalon. Deferred revenue related to the sale of the two VIVITROL manufacturing lines is recognized as revenue over the depreciable life of the assets in amounts equal to the related asset depreciation, beginning when the assets are placed in service. Future sales of assets to Cephalon related to the two VIVITROL manufacturing lines, if any, will be accounted for in a similar way.

The Company has also received prepayments for research and development costs under collaborative research projects with other collaborative partners that are being amortized over the estimated term of the agreements based upon services performed or on a straight-line basis.

Measurement of Redeemable Convertible Preferred Stock — The Company’s redeemable convertible preferred stock, $0.01 par value per share (the “Preferred Stock”), was carried on the consolidated balance sheets at its estimated redemption value while it was outstanding. The Company re-evaluated the redemption value of the Preferred Stock on a quarterly basis, and any increases or decreases in the redemption value of this redeemable security, of which there were none, would have been recorded as charges or credits to shareholders’ equity in the same manner as dividends on nonredeemable stock, and would have been effected by charges or credits against retained earnings or, in the absence of retained earnings, by charges or credits against additional paid-in capital. Any increases or decreases in the redemption value of the Preferred Stock, of which there were none, would have decreased or increased income applicable to common shareholders in the calculation of earnings per common share and would not have had an impact on reported net income or cash flows. The Preferred Stock was not a traded security, therefore, market quotations were not available, and the estimate of redemption value was based upon an estimation process used by the Company’s management. The process of estimating the redemption value of a security with features such as those contained within the Preferred Stock was complex and involved multiple assumptions about matters such as future revenues generated by our partner Lilly for certain products still in development and assumptions about the future market potential for insulin based products, taking into consideration progress on the Company’s development programs, the likelihood of product approvals and other factors. Certain of these assumptions were highly subjective and required the exercise of management judgment.

401(k) Plan — The Company’s 401(k) retirement savings plan (the “401(k) Plan”) covers substantially all of its employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service limitations. The Company matches a portion of employee contributions. The match is equal to 50% of the first 6% of employee pay and is fully vested when made. During the years ended March 31, 2007, 2006 and 2005, the Company contributed approximately $1.5 million, $1.1 million and $0.9 million, respectively, to match employee deferrals under the 401(k) Plan.

Segments — SFAS No. 131, “Disclosures about Segments of and Enterprise and Related Information,” (“SFAS No. 131”) establishes standards for reporting information on operating segments in interim and annual financial statements. The Company operates one segment, which is the business of developing, manufacturing and commercialization of innovative medicines designed to yield better therapeutic outcomes and improve the lives of patients with serious disease. The Company’s chief decision maker, the Chief Executive Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit.

New Accounting Pronouncements — In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure selected financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each reporting period. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in GAAP and expands disclosures about the use of fair value to measure assets and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to SFAS No. 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. SFAS No. 157 is effective for the Company on a prospective basis for the reporting period beginning April 1, 2008. The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and will become effective for the Company on April 1, 2007. The Company is in the process of evaluating the impact of the adoption of FIN No. 48 on its consolidated financial statements.

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31:

	2007	2006
	(In thousands)

Accounts payable	$12,097	$11,512
Accrued expenses related to collaborative arrangements	16,155	9,019
Accrued compensation	10,917	7,790
Accrued other	6,402	7,820

Total	$45,571	$36,141

4.	RESTRUCTURING OF OPERATIONS

In June 2004, the Company and its former collaborative partner Genentech announced the decision to discontinue commercialization of NUTROPIN DEPOT (the “2004 Restructuring”). In connection with the 2004 Restructuring, the Company recorded net restructuring charges of $11.5 million in the year ended March 31, 2005. In addition to the restructuring, the Company also recorded a one-time write-off of NUTROPIN DEPOT inventory of approximately $1.3 million, which was recorded under the caption “Cost of goods manufactured” in the consolidated statement of operations and comprehensive income (loss) in the year ended March 31, 2005. As of March 31, 2007, the Company had paid in cash, written down, recovered and made restructuring charge adjustments that aggregated approximately $10.4 million in connection with the 2004 Restructuring.

In August 2002, the Company announced a restructuring program (the “2002 Restructuring”) to reduce its cost structure as a result of the Company’s expectations regarding the financial impact of a delay in the

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. launch of RISPERDAL CONSTA by the Company’s collaborative partner, Janssen. In connection with the 2002 Restructuring, the Company recorded charges of approximately $6.5 million in the consolidated statement of operations and comprehensive loss for the year ended March 31, 2003. There are no remaining liabilities associated with the 2002 restructuring program as of March 31, 2007.

The following restructuring activity has been recorded during the year ended March 31, 2007, 2006 and 2005:

		Year Ended March 31, 2005			Year Ended March 31, 2006			Year Ended March 31, 2007
			Non-Cash			Non-Cash			Non-Cash
			Write-			Write-			Write-
	Balance		Downs	Balance		Downs	Balance		Downs,	Balance
	March 31,		and	March 31,		and	March 31,		and	March 31,
Liability	2004	Charges	Payments(1)	2005	Adjustments	Payments	2006	Adjustments(2)	Payments(3)	2007
	(In thousands)

2004 Restructuring	$—	$11,527	$(8,553)	$2,974	$—	$(606)	$2,368	$(518)	$(771)	$1,079
2002 Restructuring	1,138	—	(749)	389	(34)	(355)	—	—	—	—

Total	$1,138	$11,527	$(9,302)	$3,363	$(34)	$(961)	$2,368	$(518)	$(771)	$1,079

(1)	Non-cash write-downs and payments consist of $7.7 million of non-cash write-downs and $1.6 million of payments for the year ended March 31, 2005.

(2)	Adjustments consist of $0.5 million of income due to the Company under a sublease agreement for a facility that the Company closed in connection with the 2004 Restructuring in the year ended March 31, 2007. This adjustment is included in selling, general and administrative expenses.

(3)	Non-cash write-downs and payments consists of $0.3 million of non-cash write-downs and $0.5 million of payments for the year ended March 31, 2007.

The amounts remaining in the restructuring accrual as of March 31, 2007 are expected to be paid out through the year ended March 31, 2009 and relate primarily to estimates of lease costs, net of sublease income, associated with an exited facility, and may require adjustment in the future. Approximately $0.8 million of the restructuring accrual is included under the caption “other long-term liabilities” in the consolidated balance sheet as of March 31, 2007.

5.	NON-RECOURSE RISPERDAL CONSTA SECURED 7% NOTES

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

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The offering costs were recorded under the caption “Other assets” in the consolidated balance sheets as of March 31, 2007 and 2006. The Company amortizes the original issue discount and the offering costs over the expected principal repayment period ending January 1, 2012 as additional interest expense. During the years ended March 31, 2007, 2006 and 2005, amortization of the original issue discount and the offering costs on the 7% Notes totaled $4.1 million, $3.8 million and $0.6 million, respectively.

6.	CONVERTIBLE SUBORDINATED NOTES

Convertible subordinated notes consist of the following at March 31:

	2007	2006
	(In thousands)

2.5% convertible subordinated notes	$—	$124,346
3.75% convertible subordinated notes	—	676

Total	—	125,022
Less: current portion	—	676

	$—	$124,346

2.5% Subordinated Notes — In August and September 2003, the Company issued an aggregate of $100.0 million and $25.0 million, respectively, principal amount of the 2.5% Subordinated Notes. As a part of the sale of the 2.5% Subordinated Notes, the Company incurred approximately $4.0 million of offering costs which were recorded under the caption “Other assets” in the consolidated balance sheets and are being amortized to interest expense over the estimated term of the 2.5% Subordinated Notes. The 2.5% Subordinated Notes were convertible into shares of the Company’s common stock at a conversion price of $13.85 per share, subject to adjustment in certain events. Prior to the conversion, the 2.5% Subordinated Notes bore interest at 2.5% per year, payable semiannually on March 1 and September 1, commencing on March 1, 2004 and were subordinated to existing and future senior indebtedness of the Company.

The Company could elect to automatically convert the notes anytime the closing price of its common stock had exceeded 150% of the conversion price ($20.78) for as least 20 trading days during any 30-day trading period. However, if an automatic conversion occurred on or prior to September 1, 2006, the Company would be required to pay additional interest in cash or, at the Company’s option, in common stock, equal to three full years of interest in the converted notes (the “three-year interest make-whole”), less any interest actually paid or provided for on the notes prior to automatic conversion. The three-year interest make-whole was considered a derivative.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted the provisions of DIG Issue B39 in the reporting period beginning January 1, 2006, at which time the carrying value of the embedded derivative, of $1.3 million, contained in the 2.5% Subordinated Notes was combined with the carrying value of the host contracts and no longer required separate recognition or accounting (see discussion of the embedded derivative related to the three-year interest make-whole in Note 8).

On June 15, 2006, the Company converted all of the outstanding $125.0 million principal amount of the 2.5% convertible subordinated notes due 2023 (the “2.5% Subordinated Notes”) into 9,025,271 shares of the Company’s common stock. The book value of the 2.5% Subordinated Notes at the time of the conversion was $124.4 million. In connection with the conversion, the Company paid approximately $0.6 million in cash to satisfy the Three-year interest make-whole provision in the note indenture, which was recorded as additional interest expense at the date of the conversion. None of the 2.5% Subordinated Notes were outstanding as of March 31, 2007, and no gain or loss was recorded on the conversion of the 2.5% Subordinated Notes, which was executed in accordance with the underlying indenture.

3.75% Subordinated Notes — On February 15, 2007, the 3.75% convertible subordinated notes due 2007 (the “3.75% Subordinated Notes”) matured. The Company repaid the $0.7 million principal amount of the 3.75% Subordinated Notes on the maturity date. None of the 3.75% Subordinated Notes were outstanding as of March 31, 2007.

7.	LONG-TERM DEBT

Long-term debt consists of the following at March 31:

	2007	2006
	(In thousands)

Term loan and equipment financing arrangement	$1,474	$2,484
Obligation under capital lease	152	249

Total	1,626	2,733
Less: current portion	(1,579)	(1,214)

Other long-term debt	$47	$1,519

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

The Company may prepay the term loan without penalty, contingent on GE’s approval, and further use the $3.7 million of available credit to finance new equipment purchases with the same terms and conditions as the equipment lease line noted below. If the Company fails to pay any amounts when due, or is in default under or fails to perform any term or condition of the security agreement, then GE may elect to accelerate the entire outstanding principal amount of the loan with accrued interest such that the amounts are immediately due and payable from the Company to GE. In addition, all amounts accelerated shall bear interest at 18% until such amounts are paid in full. As of March 31, 2007, approximately $1.5 million was outstanding under the term loan.

In addition, in December 2004, the Company entered into a commitment for equipment financing with GE. The equipment financing, in the form of an equipment lease line, provides the Company with the ability to finance up to $18.3 million in new equipment purchases. The equipment financing would be secured by the

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased equipment and will be subject to a financial covenant. The lease terms provide the Company with the option at the end of the lease to: (a) purchase the equipment from GE at the then prevailing market value; (b) renew the lease at a fair market rental value, subject to remaining economic useful life requirements; or (c) return the equipment to GE, subject to certain conditions. As of March 31, 2007, there were no amounts outstanding under this commitment.

Scheduled maturities with respect to long-term obligations, excluding capital leases, for the next five fiscal years are as follows:

	2008	2009	2010	2011	2012
	(In thousands)

7% Notes(1)	$—	$—	$56,667	$56,667	$56,666
Term loan	1,474	—	—	—	—

Total	$1,474	$—	$56,667	$56,667	$56,666

(1)	The 7% Notes were issued by Royalty Sub. The 7% Notes are non-recourse to Alkermes (see Note 5).

Obligation Under Capital Lease — In September 2003, Alkermes and Johnson & Johnson Finance Corporation (“J&J Finance”) entered into a 60-month sale-leaseback agreement to provide the Company with equipment financing under which the Company received approximately $0.5 million in proceeds from J&J Finance.

Total annual future minimum lease payments under the capital lease are as follows:

(In thousands)

Fiscal Years Ending March 31:
2008	$114
2009	48

Total	162
Less: amount representing interest	(10)

Present value of future lease payments	152
Less: current portion	(105)

Noncurrent obligation under capital lease	$47

8.	DERIVATIVES

In June 2005, the FASB released DIG Issue B39, which modified accounting guidance for determining whether an embedded call option held by the issuer of a debt contract would require separate accounting recognition. The Company adopted the provisions of DIG Issue B39 in the reporting period beginning January 1, 2006, at which time the carrying value of the embedded derivative contained in the Company’s 2.5% Subordinated Notes was combined with the carrying value of the host contract. Beginning January 1, 2006, the Company no longer recorded changes in the estimated fair value of the embedded derivatives in its results of operations and comprehensive income (loss).

2.5% Subordinated Notes — A three-year interest make-whole provision, included in the note indenture and described in Note 6 above, represented an embedded derivative which was required to be accounted for apart from the underlying 2.5% Subordinated Notes. The initial estimated fair value of the three-year interest make-whole provision was treated as a discount on the 2.5% Subordinated Notes and was accreted to interest expense on five year schedule through September 1, 2008, the first date on which holders of the 2.5% Subordinated Notes had the right to require the Company to repurchase the 2.5% Subordinated Notes. The estimated

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the three-year interest make-whole provision was adjusted to its fair value on a quarterly basis until it expired or was paid. Quarterly adjustments to the fair value of the three-year interest make-whole provision were charged to “Derivative (loss) income related to convertible subordinated notes” in the consolidated statement of operations and comprehensive income (loss). As discussed above and in Note 6, as a result of the adoption of DIG Issue B-39, this feature was no longer considered a derivative for period subsequent to December 31, 2005 and no further adjustments to reflect changes in fair value were required. In June 2006, the 2.5% Subordinated Notes were converted to common stock and the related make-whole provisions were settled.

Warrants — The Company has received certain warrants to purchase securities of certain publicly held companies in connection with its collaboration and licensing activities. The warrants are valued using an established option pricing model and changes in value are recorded in the consolidated statement of operations and comprehensive income (loss) under the caption “Other income (expense), net.” At March 31, 2007 and 2006, the warrants had estimated fair values of approximately $1.6 million and $2.3 million, respectively. During the years ended March 31, 2007, 2006 and 2005, the Company recorded charges of $0.7 million, income of approximately $1.4 million and charges of approximately $2.0 million, respectively. The recorded value of the warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants.

9.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

In December 2002, the Company and Lilly expanded the collaboration for the development of inhaled formulations of insulin and hGH based on the Company’s AIR pulmonary technology. In connection with the expansion, Lilly purchased $30.0 million of the Company’s 2002 redeemable convertible preferred stock, $0.01 par value per share (the “Preferred Stock”) in accordance with a stock purchase agreement dated December 13, 2002 (the “Stock Purchase Agreement”). The Preferred Stock had a liquidation preference of $10,000 per share and no dividends were payable by the Company on these securities. Lilly had the right to return the Preferred Stock in exchange for a reduction in the royalty rate payable to the Company on future sales of the AIR Insulin product by Lilly, if approved. The Preferred Stock was convertible into the Company’s common stock at market price under certain conditions at the Company’s option, and automatically upon the filing of a new drug application (“NDA”) with the Food and Drug Administration (“FDA”) for an AIR Insulin product.

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

The Preferred Stock was carried on the consolidated balance sheets at its estimated redemption value in the amount of $0 million and $15.0 million as of March 31, 2007 and March 31, 2006, respectively. In October 2005, the Company converted 1,500 shares of the Preferred Stock with a carrying value of $15.0 million into 823,677 shares of Company common stock. This conversion secured a proportionate increase in the royalty rate payable to the Company on future sales of the AIR Insulin product by Lilly, if approved. In December 2006, Lilly exercised its right to put the remaining 1,500 shares of the Company’s outstanding Preferred Stock, with a carrying value of $15.0 million, in exchange for a reduction in the royalty rate payable to the Company on future sales of the AIR Insulin product by Lilly, if approved. At that time, the

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining Preferred Stock was reclassified to shareholders’ equity in the consolidated balance sheets under the caption “Additional paid-in capital” at its redemption value of $15.0 million.

Because Lilly had a put right and the Preferred Stock could have been returned in circumstances outside of the Company’s control, the Company accounted for the initial issuance of the Preferred Stock as an equity instrument in temporary equity at its initial issuance and redemption value. The Preferred Stock remained in temporary equity until such time as the put right was exercised, at which time it was reclassified to shareholders’ equity. The Preferred Stock was carried on the consolidated balance sheets at its redemption value, and the Company re-evaluated the redemption value on a quarterly basis. The redemption value represented the estimated present value of the reduction in royalties payable to the Company by Lilly on future sales of the AIR Insulin product by Lilly, if approved, in the event that Lilly exercised its right to put the Preferred Stock or the Company exercised its right to call the Preferred Stock. This value was based on an estimate of future revenues generated by the Company’s partner Lilly for certain products still in development and assumptions about the future market potential for insulin based products, taking into consideration progress on the Company’s development programs, the likelihood of product approvals and other factors. Certain of these assumptions were highly subjective and required the exercise of management judgment.

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

10.	SHAREHOLDERS’ EQUITY

Redeemable Convertible Preferred Stock — In December 2006, Lilly exercised its right to put the remaining 1,500 shares of the Company’s outstanding Preferred Stock, with a carrying value of $15.0 million, in exchange for a reduction in the royalty rate payable to the Company on future sales of the AIR Insulin product by Lilly, if approved. At that time, the remaining carrying value of the Preferred Stock was reclassified to additional paid-in capital in the consolidated balance sheet at its redemption value (see Note 9). On October 4, 2005, the Company converted 1,500 shares of its Preferred Stock with a carrying value of $15.0 million into 823,677 shares of Company common stock. The conversion was made in accordance with the Stock Purchase Agreement with Lilly.

2.5% Subordinated Notes — In June 2006, the Company converted all of its outstanding 2.5% Subordinated Notes into 9,025,271 shares of the Company’s common stock (see Note 6).

Share Repurchase Program — In September 2005, the Company’s Board of Directors authorized a share repurchase program up to $15.0 million of common stock to be repurchased in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. During the year ended March 31, 2007 and since September 2005, the Company had repurchased 823,677 shares at a cost of approximately $12.5 million under the program.

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

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes accounting principles board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Prior to April 1, 2006, the Company accounted for share-based compensation to employees using the intrinsic value method in accordance with APB No. 25 and related interpretations, and the Company also followed the disclosure requirements of SFAS No. 123. Under the intrinsic value method, share-based compensation cost was measured as the difference between the fair value of the underlying common stock and the price the employee was required to pay on the date both the number of shares contained in the award and the price to be paid were evident.

The Company has elected to adopt the provisions of SFAS No. 123(R) using the modified prospective transition method, and recognizes share-based compensation cost on a straight-line basis over the requisite service periods of awards. Under the modified prospective transition method, share-based compensation expense is recognized for the portion of outstanding stock options and stock awards granted prior to the adoption of SFAS No. 123(R) for which service has not been rendered, and for any future grants of stock options and stock awards. The Company recognizes share-based compensation cost for awards that have graded vesting on a straight-line basis over the requisite service period of each separately vesting portion. Certain of the Company’s employees are retirement eligible under the terms of the Company’s stock option plans (the “Plans”), and awards to these employees generally vest in full upon retirement; since there are no effective future service requirements for these employees, the fair value of these awards is expensed in full on the grant date.

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations and comprehensive income (loss):

Year Ended
March 31,
2007
(In thousands)

Cost of goods manufactured	$2,713
Research and development	8,604
Selling, general and administrative	16,370

Total share-based compensation expense	$27,687

As of March 31, 2007, $0.6 million of share-based compensation cost was capitalized and recorded under the caption, “Inventory, net” in the consolidated balance sheet.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates the fair value of stock options on the grant date using the Black-Scholes option-pricing model. Assumptions used to estimate the fair value of stock options are the expected option term, expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the year ended March 31, 2007. Estimates of fair value may not represent actual future events or the value to be ultimately realized by persons who receive equity awards.

The Company used historical data as the basis for estimating option terms and forfeitures. Separate groups of employees that have similar historical stock option exercise and forfeiture behavior were considered separately for valuation purposes. The ranges of expected terms disclosed below reflect different expected behavior among certain groups of employees. Expected stock volatility factors were based on a weighted average of implied volatilities from traded options on the Company’s common stock and historical stock price volatility of the Company’s common stock, which was determined based on a review of the weighted average of historical daily price changes of the Company’s common stock. The risk-free interest rate for periods commensurate with the expected term of the share option was based on the U.S. treasury yield curve in effect at the time of grant. The dividend yield on the Company’s common stock was estimated to be zero as the Company has not paid and does not expect to pay dividends. The exercise price of option grants equals the average of the high and low of the Company’s common stock traded on the NASDAQ Global Market on the date of grant.

During the year ended March 31, 2007, the fair value of each stock option grant was estimated on the grant date with the following assumptions:

Year Ended
March 31,
2007

Expected option term	4 - 5 years
Expected stock volatility	50%
Risk-free interest rate	4.45% - 5.07%
Expected annual dividend yield	—

Upon adoption of SFAS No. 123(R), the Company recognized a benefit of approximately $0.02 million as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures on the Company’s restricted stock awards at the date of grant under SFAS No. 123(R) rather than recognizing forfeitures as incurred under APB No. 25. An estimated forfeiture rate was applied to previously recorded compensation expense for the Company’s unvested restricted stock awards to determine the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, was immaterial for separate presentation in the consolidated statement of operations and comprehensive income (loss) for the year ended March 31, 2007 and was included in operating income in the quarter ended June 30, 2006.

The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income (loss) and earnings (loss) per common share, basic and diluted, for the years ended March 31, 2006 and 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005
	(In thousands, except per share amounts)

Net income (loss) — as reported	$3,818	$(75,168)
Add: employee share-based compensation expense as reported in the consolidated statement of operations and comprehensive income (loss)	442	1,551
Deduct: employee share-based compensation expense determined under the fair-value method for all options and awards	(22,472)	(22,072)

Net loss — pro-forma	$(18,212)	$(95,689)

Reported earnings (loss) per common share:
Basic	$0.04	$(0.83)
Diluted	$0.04	$(0.83)
Pro-forma loss per common share:
Basic	$(0.20)	$(1.05)
Diluted	$(0.20)	$(1.05)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for the years ended March 31:

	2006	2005

Expected option term	4.8 years	4 years
Expected stock volatility	50%	67%
Risk-free interest rate	4.27%	3.75%
Expected annual dividend yield	—	—

Stock Options and Award Plans

The Company’s Plans provide for issuance of nonqualified and incentive stock options to employees, officers and directors of, and consultants to, the Company. Stock options generally expire ten years from the grant date and generally vest ratably over a four-year period, except for grants to the non-employee directors and part-time employee directors, which vest over six months. With the exception of one plan, under which the option exercise price may be below the fair market value, but not below par value, of the underlying stock at the time the option is granted, the exercise price of stock options granted under the Plans may not be less than 100% of the fair market value of the common stock on the measurement date of the option grant. The measurement date for accounting purposes is the date that all elements of the grant are fixed.

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

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the 1990 Omnibus Stock Option Plan, (the “1990 Plan”) limited stock appreciation rights (“LSARs”) may be granted to all or any portion of shares covered by stock options granted to directors and executive officers. LSARs may be granted with the grant of a nonqualified stock option or at any time during the term of such option but may only be granted at the time of the grant in the case of an incentive stock option. The grants of LSARs are not effective until six months after their date of grant. Upon the occurrence of certain triggering events, including a change of control, the options with respect to which LSARs have been granted shall become immediately exercisable and the persons who have received LSARs will automatically receive a cash payment in lieu of shares. As of March 31, 2007, there were no LSARs outstanding under the 1990 Plan. No LSARs were granted during the years ended March 31, 2007, 2006 and 2005.

The Company has also adopted restricted stock award plans (the “Award Plans”) which provide for awards to certain eligible employees, officers and directors of, and consultants to, the Company of up to a maximum of 800,000 shares of common stock. Awards may vest based on cliff vesting or graded vesting and vest over various periods. As of March 31, 2007, the Company has reserved a total of 646,724 shares of common stock for issuance upon release of awards that have been or may be granted under the Award Plans.

The Company generally issues common stock from previously authorized but unissued shares to satisfy option exercises and restricted stock awards.

The following table sets forth the stock option and restricted stock award activity during the year ended March 31, 2007:

	Options Outstanding			Restricted Stock
			Weighted	Awards Outstanding
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Grant Date
	Shares	Price	Term	Shares	Fair Value
	(In years)

Outstanding at March 31, 2006	18,733,823	$16.09	6.71	91,000	$8.15
Granted	2,489,430	16.92	—	297,500	18.99
Exercised	(711,554)	10.60	—	—	—
Vesting of restricted stock	—	—	—	(99,425)	17.39
Cancelled	(839,093)	17.02	—	(2,000)	11.45

Outstanding at March 31, 2007	19,672,606	$16.36	6.13	287,075	$16.16

Exercisable at March 31, 2007	13,474,248	$16.50	5.09

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding and exercisable stock options under the Plans as of March 31, 2007 are summarized below:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
	(In years)

$ 0.30 - $ 7.36	2,260,094	4.81	$6.46	2,260,094	$6.46
7.42 - 12.16	2,890,367	5.62	10.49	2,338,316	10.32
12.19 - 14.38	2,415,346	8.44	13.50	824,014	13.00
14.39 - 14.57	760,426	6.53	14.57	576,743	14.57
14.76 - 14.90	2,241,377	7.67	14.90	1,121,987	14.90
14.91 - 16.69	2,042,413	4.07	16.44	1,651,215	16.58
16.72 - 18.60	2,038,206	8.56	18.29	643,934	18.08
18.61 - 20.79	2,152,527	6.32	19.93	1,287,526	19.44
21.73 - 29.31	2,151,200	4.17	28.22	2,049,769	28.43
29.34 - 96.88	720,650	3.62	35.30	720,650	35.30

$ 0.30 - $96.88	19,672,606	6.13	$16.36	13,474,248	$16.50

As of March 31, 2007, the Company has reserved a total of 22,055,328 shares of common stock for issuance upon exercise of stock options that have been or may be granted under the Plans.

The following table sets forth the activity for unvested stock options and restricted stock awards for the year ended March 31, 2007:

			Unvested Restricted
	Unvested Stock Options		Stock Awards
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Grant Date
	Shares	Price	Shares	Fair Value

Unvested at March 31, 2006	7,373,398	$16.97	91,000	$8.15
Granted	2,489,430	16.92	297,500	18.99
Vested	(3,031,015)	19.01	(99,425)	17.39
Cancelled	(633,455)	15.77	(2,000)	11.45

Unvested at March 31, 2007	6,198,358	$16.07	287,075	$16.16

The weighted average grant date fair value of stock options granted during the years ended March 31, 2007 and 2006 was $8.13 and $8.42, respectively. The aggregate intrinsic value of stock options exercised during the year ended March 31, 2007 and 2006 was $4.8 million and $10.3 million, respectively. As of March 31, 2007, the aggregate intrinsic value of stock options outstanding and exercisable was $41.2 million and $35.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

As of March 31, 2007, there was $18.6 million and $2.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s Plans and Award Plans, respectively. This cost is expected to be recognized over a weighted average period of approximately 1.8 years and 1.5 years for the Company’s Plans and Award Plans, respectively.

Cash received from option exercises under the Company’s Plans during the years ended March 31, 2007 and 2006 was $7.5 million and $8.6 million, respectively.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the Company’s full valuation allowance on its deferred tax assets and carryforwards, the Company did not record any tax benefits from option exercises under the share-based payment arrangements during the years ended March 31, 2007 and 2006.

12.	COLLABORATIVE ARRANGEMENTS

The Company’s business strategy includes forming collaborations to develop and commercialize its products, and to access technological, financial, marketing, manufacturing and other resources. The Company has entered into several collaborative arrangements, as described below.

Janssen

Under a product development agreement, the Company collaborated with Janssen on the development of RISPERDAL CONSTA. Under the development agreement, Janssen provided funding to the Company for the development of RISPERDAL CONSTA, and Janssen is responsible for securing all necessary regulatory approvals for the product. RISPERDAL CONSTA has been approved in approximately 80 countries. RISPERDAL CONSTA has been launched in approximately 60 countries, including the U.S. and several major international markets. The Company exclusively manufactures RISPERDAL CONSTA for commercial sale and receives manufacturing revenues when product is shipped to Janssen and royalty revenues upon the final sale of the product.

Under license agreements, the Company granted Janssen and an affiliate of Janssen exclusive worldwide licenses to use and sell RISPERDAL CONSTA. Under the license agreements with Janssen, the Company also records royalty revenues equal to 2.5% of Janssen’s net sales of RISPERDAL CONSTA in the quarter when the product is sold by Janssen. Janssen can terminate the license agreements upon 30 days’ prior written notice to the Company.

Under the Company’s manufacturing and supply agreement with Janssen, the Company records manufacturing revenues when product is shipped to Janssen, based on a percentage of Janssen’s net unit sales price for RISPERDAL CONSTA for the calendar year. This percentage is determined based on Janssen’s unit demand for the calendar year and varies based on the volume of units shipped, with a minimum manufacturing fee of 7.5%.

The manufacturing and supply agreement terminates on expiration of the license agreements. In addition, either party may terminate the manufacturing and supply agreement upon a material breach by the other party which is not resolved within 60 days’ written notice or upon written notice in the event of the other party’s insolvency or bankruptcy. Janssen may terminate the agreement upon six months’ written notice to the Company. In the event that Janssen terminates the manufacturing and supply agreement without terminating the license agreements, the royalty rate payable to the Company on Janssen’s net sales of RISPERDAL CONSTA will increase from 2.5% to 5.0%.

Cephalon

In June 2005, the Company entered into a license and collaboration agreement and supply agreement with Cephalon (together the “Agreements”) to jointly develop, manufacture and commercialize extended-release forms of naltrexone, including VIVITROL (the “product” or “products”), in the U.S. Under the terms of the Agreements, the Company provided Cephalon with a co-exclusive license to use and sell the product in the U.S. and a non-exclusive license to manufacture the product under certain circumstances, with the ability to sublicense. The Company was responsible for obtaining marketing approval for VIVITROL in the U.S. for the treatment of alcohol dependence, which the Company received from the FDA in April 2006, and for completing the first VIVITROL manufacturing line. The companies share responsibility for additional development of the products, which may include continuation of clinical trials, performance of new clinical

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trials, the development of new indications for the products and work to improve the manufacturing process and increase manufacturing yields. The Company and Cephalon also share responsibility for developing the commercial strategy for the products. Cephalon has primary responsibility for the commercialization, including distribution and marketing, of the products in the U.S., and the Company supports this effort with a team of managers of market development. The managers of market development facilitate the sale of VIVITROL in the market and are also responsible for selling VIVITROL directly to various U.S. Department of Veterans Affairs and Department of Defense facilities. The Company has the option to staff its own field sales force in addition to its managers of market development at the time of the first sales force expansion, should one occur. The Company has primary responsibility for the manufacture of the products.

In June 2005, Cephalon made a nonrefundable payment of $160.0 million to the Company upon signing the Agreements. In April 2006, Cephalon made a second nonrefundable payment of $110.0 million to the Company upon FDA approval of VIVITROL. Cephalon will make additional nonrefundable milestone payments to the Company of up to $220.0 million if calendar year net sales of the products exceed certain agreed-upon sales levels. Under the terms of the Agreements, the Company is responsible to pay the first $124.6 million of net losses incurred on VIVITROL through December 31, 2007 (the “cumulative net loss cap”). These net product losses exclude development costs incurred by the Company to obtain FDA approval of VIVITROL and costs to complete the first manufacturing line, both of which were the Company’s sole responsibility. If these net product losses exceed the cumulative net loss cap through December 31, 2007, Cephalon is responsible to pay all net product losses in excess of the cumulative net loss cap during this period. If VIVITROL is profitable through December 31, 2007, net profits will be divided between the Company and Cephalon in approximately equal shares. After December 31, 2007, all net profits and losses earned on VIVITROL will be divided between the Company and Cephalon in approximately equal shares.

In October 2006, the Company and Cephalon entered into binding amendments to the license and collaboration agreement and the supply agreement (the “Amendments”). Under the Amendments, the parties agreed that Cephalon would purchase from the Company two VIVITROL manufacturing lines (and related equipment) under construction, which will continue to be operated at the Company’s manufacturing facility. Cephalon also agreed to be responsible for its own losses related to the products during the period August 1, 2006 through December 31, 2006. In December 2006, the Company received a $4.6 million payment from Cephalon as reimbursement for certain costs incurred by the Company prior to October 2006, which the Company had charged to the collaboration and that were related to the construction of the VIVITROL manufacturing lines. These costs consisted primarily of internal or temporary employee time, billed at negotiated full-time equivalent (“FTE”) rates. The Company and Cephalon agreed to increase the cumulative net loss cap from $120.0 million to $124.6 million to account for this reimbursement. During the fiscal year ended March 31, 2007, the Company billed Cephalon $21.6 million for the sale of the two VIVITROL manufacturing lines, and the Company will bill Cephalon for future costs the Company incurs related to the construction of the manufacturing lines. Beginning in October 2006, all FTE-related costs the Company incurs that are reimbursable by Cephalon and related to the construction and validation of the two VIVITROL manufacturing lines are recorded as research and development revenue as incurred. Cephalon has granted the Company an option, exercisable after two years, to repurchase the two VIVITROL manufacturing lines at the then-current net book value of the assets. Because the Company continues to operate and maintain the equipment and intends to do so for the foreseeable future, the payments made by Cephalon for the assets have been treated as additional consideration under the Agreements. The assets remain on the Company’s books.

The Agreements and Amendments are in effect until the later of: (i) the expiration of certain patent rights; or (ii) fifteen (15) years from the date of the first commercial sale of the products in the U.S. Cephalon has the right to terminate the Agreements at any time by providing 180 days’ prior written notice to the Company, subject to certain continuing rights and obligations between the parties. The supply agreement terminates upon termination or expiration of the license and collaboration agreement or the later expiration of our obligations pursuant to the Agreements to continue to supply products to Cephalon. In addition, either

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party may terminate the license and collaboration agreement upon a material breach by the other party which is not cured within 90 days’ written notice of material breach or, in certain circumstances, a 30 day extension of that period, and either party may terminate the supply agreement upon a material breach by the other party which is not cured within 180 days’ written notice of material breach or, in certain circumstances, a 30 day extension of that period.

Lilly

AIR Insulin

In April 2001, the Company entered into a development and license agreement with Lilly for the development of inhaled formulations of insulin and other compounds potentially useful for the treatment of diabetes, based on the Company’s AIR pulmonary technology. Pursuant to the agreement, the Company is responsible for formulation and preclinical testing as well as the development of a device to use in connection with any products developed. Lilly has paid or will pay to the Company certain initial fees, research funding and milestones payable upon achieving certain development and commercialization goals. Lilly has exclusive worldwide rights to make, use and sell pulmonary formulations of such products. Lilly will be responsible for clinical trials, obtaining all regulatory approvals and marketing any AIR Insulin products. The Company will manufacture such product candidates for clinical trials and both the Company and Lilly will manufacture such products for commercial sales, if any. The Company will receive certain royalties and commercial manufacturing fees based upon such product sales, if any.

Lilly has the right to terminate the agreement upon 90 days’ written notice to the Company at any time prior to the first commercial launch of a product or upon 180 days’ written notice at any time after such first commercial launch. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days of written notice of material breach or default or within a longer period that is reasonably necessary to affect this cure.

In February 2002, the Company entered into an agreement with Lilly that provided for an investment by them in the Company’s production facility for inhaled products based on the Company’s AIR pulmonary technology. This facility, located in Chelsea, Massachusetts, is designed to accommodate the manufacturing of multiple products. Lilly’s investment was used to fund a portion of AIR Insulin production and packaging capabilities. This funding is secured by Lilly’s ownership of specific equipment located and used in the facility. The Company has the right to purchase the equipment from Lilly, at any time, at the then-current net book value.

In December 2002, the Company expanded its collaboration with Lilly following the achievement of development milestones relating to clinical progress and manufacturing activities for the Company’s insulin dry powder aerosols and inhalers. In connection with the expansion, Lilly purchased $30.0 million of the Company’s newly issued Preferred Stock in accordance with the December 2002 preferred stock purchase agreement. Under the expanded collaboration, the royalties payable to the Company on sales of the AIR Insulin product were increased. The Company agreed to use the proceeds from issuance of the Preferred Stock primarily to fund the AIR Insulin development program and to use a portion of the proceeds to fund the AIR hGH development program. The Company did not record research and development revenue on these programs while they were funded by the proceeds of the Preferred Stock. The $30.0 million of research and development expended by the Company was recognized as research and development expense as incurred. All of the proceeds from the issuance of the Preferred Stock had been spent through fiscal year 2005 (See Note 9 to the consolidated financial statements for information on the Preferred Stock).

In December 2006, the Company and Lilly entered into a commercial manufacturing agreement for AIR Insulin. Under the agreement, the Company is the exclusive commercial manufacturer and supplier of AIR Insulin powder for the AIR Insulin system. The agreement provides for Lilly to fund all operating costs of the

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of the Company’s commercial-scale production facility used to manufacture AIR Insulin products. In addition, Lilly will fund the design, construction, and validation of a second manufacturing line at the facility to meet post-launch requirements for AIR Insulin production. The Company is responsible for overseeing the design, construction, and validation of the second manufacturing line.

Under the commercial manufacturing agreement, Lilly supplies all bulk active pharmaceutical product to the Company at no cost and is responsible for product packaging. Lilly will reimburse the Company for costs the Company previously incurred for the construction of the second manufacturing line, and Lilly will own all equipment purchased. The Company has the option to purchase this equipment from Lilly at any time at Lilly’s then-current net book value or at a negotiated purchase price not to exceed Lilly’s then-current net book value upon termination of the commercial manufacturing agreement.

In the event that the AIR Insulin product is commercialized, Lilly will purchase delivered AIR Insulin powder from the Company at cost plus a fee. In addition to the manufacturing fee, the Company earns royalties at a low double digit rate on net sales of the AIR Insulin product by Lilly.

Lilly has the right to terminate the commercial manufacturing agreement at any time following the fourth anniversary of the effective date of the agreement by providing 90 days’ prior written notice to the Company, subject to certain continuing rights and obligations. The Company has the right to terminate the commercial manufacturing agreement at any time within 90 days after the end of any calendar year that is four or more years after the launch of the first product, by providing 90 days’ prior written notice to Lilly, if the manufacture of the manufactured items purchased by Lilly in such calendar year requires less than 75% of the capacity of the manufacturing lines covered by the agreement. This termination right is subject to certain continuing rights and obligations. In addition, either party may terminate the agreement for any material breach by the other party which is not cured within 90 days of written notice of this material breach or within a longer period that is reasonably necessary to affect this cure.

Unless it is earlier terminated, the commercial manufacturing agreement continues in effect until expiration or termination of the development and license agreement that the Company entered into with Lilly in April 2001 for the development of inhaled formulations of insulin and other compounds.

AIR PTH

In December 2005, the Company entered into an agreement with Lilly to develop and commercialize an inhaled formulation of PTH, or AIR PTH, utilizing the Company’s AIR pulmonary technology. The initial development program will utilize the Company’s AIR pulmonary technology in combination with Lilly’s recombinant PTH, also used in FORTEO® (teriparatide (rDNA origin) injection). FORTEO was approved by the FDA in 2002 to treat osteoporosis in postmenopausal women who are at high risk for bone fracture and to increase bone mass in men with primary or hypogonadal osteoporosis who are at high risk for fracture.

Under the terms of the agreement, the Company will receive funding for product development activities and upfront and milestone payments. The Company will have principal responsibility for the formulation and nonclinical development and testing of the compound for use in the product device including device development. Lilly will have principal responsibility for toxicological and clinical development of the product and sole responsibility for the achievement of regulatory approval and commercialization of the product. Lilly will have exclusive worldwide rights to products resulting from the collaboration and will pay the Company royalties based on product sales, if any, beginning on the date of product launch in the relevant country and ending on the later of either the expiration of AIR patent rights or ten years from product launch in that particular country. The Company is responsible for the manufacture of the products for preclinical, Phase 1 and Phase 2 clinical trials. Not later than the completion of Phase 2 clinical trials for the product, the parties will negotiate a manufacturing agreement for Phase 3 clinical trial and commercial supply. Under this

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing agreement, Lilly would be obligated to purchase from the Company an agreed to minimum supply of the product each calendar year.

Lilly may terminate the development and license agreement for any reason at any time, with or without cause, by providing the Company with 90 days’ prior written notice prior to product launch or 180 days’ prior written notice after product launch. In addition, either party may terminate the agreement upon a material breach or default by the other party which is not cured within 90 days’ written notice of material breach or default or, in certain cases, a 90 day extension of this period.

Amylin

In May 2000, the Company entered into a development and license agreement with Amylin for the development of exenatide LAR, which is under development for the treatment of type 2 diabetes. Pursuant to the development and license agreement, Amylin has an exclusive, worldwide license to the Medisorb technology for the development and commercialization of injectable extended-release formulations of exendins and other related compounds. Amylin has entered into a collaboration agreement with Lilly for the development and commercialization of exenatide, including exenatide LAR. The Company receives funding for research and development and milestone payments consisting of cash and warrants for Amylin common stock upon achieving certain development and commercialization goals and will also receive royalty payments based on future product sales, if any. The Company is responsible for formulation and non clinical development of any products that may be developed pursuant to the agreement and for manufacturing these products for use in clinical trials. Subject to its arrangement with Lilly, Amylin is responsible for conducting clinical trials, securing regulatory approvals and marketing any products resulting from the collaboration on a worldwide basis.

In October 2005, the Company amended the existing development and license agreement with Amylin, and reached agreement regarding the construction of a manufacturing facility for exenatide LAR and certain technology transfer related thereto. In December 2005, Amylin purchased a facility for the manufacture of exenatide LAR and began construction in early calendar year 2006. Amylin is responsible for all costs and expenses associated with the design, construction and validation of the facility. The parties have agreed that the Company will transfer its technology for the manufacture of exenatide LAR to Amylin. Following the completion of the technology transfer, Amylin will be responsible for the manufacture of the once-weekly formulation of exenatide LAR and will operate the facility. Amylin will pay the Company royalties for commercial sales of this product, if approved, in accordance with the development and license agreement.

Amylin may terminate the development and license agreement for any reason upon 90 days’ written notice to the Company if such termination occurs before filing an NDA with the FDA for a product developed under the development and license agreement or 180 days’ written notice after such event. In addition, either party may terminate the development and license agreement upon a material default or breach by the other party that is not cured within 60 days’ after receipt of written notice specifying the default or breach.

Indevus

In January 2007, the Company and Indevus announced that they had entered into a joint collaboration for the development of ALKS 27, an inhaled formulation of trospium chloride for the treatment of COPD. Under the joint collaboration, the Company and Indevus share equally all costs of development and commercial returns for the product on a worldwide basis. The Company will perform all formulation work and manufacturing. Indevus will conduct the clinical development program.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rensselaer Polytechnic Institute

In September 2006, the Company and Rensselaer Polytechnic Institute (“RPI”) entered into a license agreement granting the Company exclusive rights to a family of opioid receptor compounds discovered at RPI. These compounds represent an opportunity for the Company to develop therapeutics for a broad range of diseases and medical conditions, including addiction, pain and other central nervous system disorders. The Company will screen this library of compounds. In addition, the Company plans to pursue preclinical work of an undisclosed, lead oral compound that has already been identified.

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

Revenues from partners consist of the following for the years ended March 31:

	2007		2006		2005
		% of Total		% of Total		% of Total
Partner	Revenue	Revenues	Revenue	Revenues	Revenue	Revenues
	(In thousands)

Janssen	$113,599	47%	$82,798	49%	$50,446	66%
Cephalon	58,313	24%	39,285	24%	—	—
Lilly	47,978	20%	34,946	21%	16,833	22%
Amylin	19,265	8%	7,882	5%	5,156	7%
Genentech	—	—	19	—	526	1%
All Other	810	1%	1,671	1%	3,165	4%

Total	$239,965	100%	$166,601	100%	$76,126	100%

Receivables due from partners consist of the following as of March 31:

	2007		2006
		% of Total		% of Total
Partner	Receivables	Receivables	Receivables	Receivables
	(In thousands)

Janssen	$19,540	35%	$27,258	69%
Lilly	18,558	33%	8,497	21%
Amylin	10,247	18%	2,953	7%
Cephalon	7,648	14%	—	—
All Other	56	—	1,094	3%

Total	$56,049	100%	$39,802	100%

13.	COMMITMENTS AND CONTINGENCIES

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

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2002, the Company and GE entered into a 36-month sale-leaseback agreement to provide the Company with equipment financing, under which the Company received proceeds of approximately $6.0 million. The sale-leaseback resulted in a loss of approximately $1.3 million, which had been deferred and was being recognized as an adjustment to rent expense over the term of the lease agreement. The sale-leaseback agreement terminated in November 2005, and in February 2006 the Company purchased the leased equipment for the amount of $0.8 million from GE under the terms of the agreement.

At March 31, 2007, the total future annual minimum lease payments under the Company’s non-cancelable operating leases are as follows:

(In thousands)

Fiscal Years:
2008	$10,381
2009	10,320
2010	10,232
2011	10,255
2012	10,322
Thereafter	118,585

170,095
Less: estimated sublease income	(2,029)

Total	$168,066

Rent expense related to operating leases charged to operations was approximately $11.5 million, $16.3 million and $18.4 million for the years ended March 31, 2007, 2006 and 2005, respectively.

License and Royalty Commitments — The Company has entered into license agreements with certain corporations and universities that require the Company to pay annual license fees and royalties based on a percentage of revenues from sales of certain products and royalties from sublicenses granted by the Company. Amounts paid under these agreements were approximately $0.8 million, $0.3 million and $0.3 million for the years ended March 31, 2007, 2006 and 2005, respectively, and are recorded under the caption “Research and development” in the consolidated statements of operations and comprehensive income (loss).

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	INCOME TAXES

The Company’s deferred tax asset and liabilities are primarily made up of NOLs, credits, and temporary differences for nondeductible reserves and accruals and differences in bases of the tangible and intangible assets. The income tax effects of these temporary differences are as follows as of March 31:

	2007	2006
	(In thousands)

NOL carryforwards — federal and state	$160,462	$179,583
Tax benefit from stock options exercises	43,466	38,787
Tax credit carryforwards	38,272	38,688
Capitalized research and development expenses — net of amortization	161	275
Alkermes Europe, Ltd. NOL carryforward	9,546	8,987
Deferred Revenue	5,898	—
Share-based compensation	6,483	—
Other	72	469
Less: valuation allowance	(264,360)	(266,789)

	$—	$—

As of March 31, 2007, the Company had approximately $527.0 million of Federal domestic operating loss carryforwards, $420.0 million of state operating loss carryforwards, and $27.0 million of foreign net operating loss and foreign capital loss carryforwards, which either expire on various dates through 2026 or can be carried forward indefinitely. These loss carryforwards are available to reduce future federal and foreign taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These loss carryforwards that may be utilized in any future period maybe be subject to limitations based upon changes in the ownership of the company’s stock. The company is currently in the process of performing a study to determine NOL availability and future utilization. The valuation allowance relates to the Company’s U.S. net operating losses and deferred tax assets and certain other foreign deferred tax assets and is recorded based upon the uncertainty surrounding their realizability, as these assets can only be realized via profitable operations in the respective tax jurisdictions.

Included in the valuation allowance is approximately $44.0 million related to certain operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax.

No amount for U.S. income tax has been provided on undistributed earnings of the Company’s foreign subsidiary because the Company considers such earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carryforwards may be available to reduce some portion of the U.S. tax liability, if any.

The company’s current Federal tax provision of $1.1 million represents alternative minimum taxes due without regard to the cash benefit of excess stock based compensation deductions. The alternative minimum taxes paid create a credit carryforward and a resulting deferred tax asset, for which the company has recorded a full valuation allowance.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of the Company’s provision for income taxes:

	2007	2006	2005
	(In thousands)

Current —
Federal	$1,098	$—	$—
State	—	—	—
Foreign	—	—	—
Deferred —
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total Tax Provision	$1,098	$—	$—

	2007	2006	2005
	(In thousands)

Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	—	4.4%	(4.2)%
Research and development benefit	(0.9)%	(67.1)%	4.2%
Amortization of deferred compensation	—	3.9%	(0.1)%
Share-based compensation	33.5%	—	—
Non deductible meals and entertainment	0.5%	1.5%	(0.1)%
Non deductible interest	4.2%	33.8%	(1.8)%
True up of prior year AMT liability	1.1%	—	—
Change in valuation allowance	(62.0)%	(10.5)%	(32.0)%

Effective rate	10.4%	0.0%	0.0%

15.	LITIGATION

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

On October 10, 2006, a purported shareholder derivative lawsuit, captioned “Thomas Bennett, III vs. Richard Pops et al.” and docketed as CIV-06-3606, was filed ostensibly on the Company’s behalf in Middlesex County Superior Court, Massachusetts. The complaint in that lawsuit alleges, among other things, that, in connection with certain stock option grants made by the Company, certain of the Company’s directors and officers committed violations of state law, including breaches of fiduciary duty. The complaint names Alkermes as a nominal defendant, but does not seek any monetary relief from the Company. The lawsuit seeks recovery of damages allegedly caused to the Company as well as certain other relief, including an order requiring the Company to take action to enhance its corporate governance and internal procedures. On January 31, 2007, the defendants served the plaintiff with a motion to dismiss the complaint. The plaintiff has

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

served the defendants with an opposition to the motion to dismiss the complaint and the defendants have served the plaintiff with a reply brief. The Court has scheduled a hearing on the defendants’ motion to dismiss the complaint for July 9, 2007.

The Company has received four letters, allegedly sent on behalf of owners of its securities, which claim, among other things, that certain of the Company’s officers and directors breached their fiduciary duties to the Company by, among other allegations, allegedly violating the terms of the Company’s stock option plans, allegedly violating generally accepted accounting principles in the U.S. by failing to recognize compensation expenses with respect to certain option grants during certain years, and allegedly publishing materially inaccurate financial statements relating to the Company. The letters demand, among other things, that the Company’s board of directors (“the Board”) take action on the Company’s behalf to recover from the current and former officers and directors identified in the letters the damages allegedly sustained by the Company as a result of their alleged conduct, among other amounts. The letters do not seek any monetary recovery from the Company itself. The Company’s Board appointed a special independent committee of the Board to investigate, assess and evaluate the allegations contained in these and any other demand letters relating to the Company’s stock option granting practices and to report its findings, conclusions and recommendations to the Board. The special independent committee was assisted by independent outside legal counsel. In November 2006, based on the results of its investigation, the special independent committee of the Board concluded that the assertions contained in the demand letters lacked merit, that nothing had come to its attention that would cause it to believe that there are any instances where management of the Company or the Compensation Committee of the Company had retroactively selected a date for the grant of stock options during the 1995 through 2006 period, and that it would not be in the best interests of the Company or its shareholders to commence litigation against the Company’s current or former officers or directors as demanded in the letters. The findings and conclusions of the special independent committee of the Board have been presented to and adopted by the Company’s Board.

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

* * * * *

EXHIBIT INDEX

Exhibit
No.

3.1		Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)
3	.1(a)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2002.)
3	.1(b)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on May 14, 2003 (Incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)
3.2		Second Amended and Restated By-Laws of Alkermes, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 28, 2005.)
4.1		Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-40250).)
4.2		Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)
4.3		Rights Agreement, dated as of February 7, 2003, as amended, between Alkermes, Inc. and EquiServe Trust Co., N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003.)
4.4		Indenture, dated as of February 1, 2005, between RC Royalty Sub LLC and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.)
4.5		Form of Risperdal Consta® PhaRMAsm Secured 7% Notes due 2018. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.)
10.1		Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998 (File No. 001-14131).)+
10.2		Stock Option Plan for Non-Employee Directors, as amended. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on October, 1, 2003 (File No. 333-109376).)+
10.3		Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)
10.4		Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)
10.5		License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (U.S.) (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)*
10.6		License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except U.S.) (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)*
10.7		Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006) (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)***

Exhibit
No.

10	.7(a)	Third Amendment To Development Agreement, Second Amendment To Manufacturing and Supply Agreement and First Amendment To License Agreements by and between Janssen Pharmaceutica International Inc. and Alkermes Controlled Therapeutics Inc. II, dated April 1, 2000 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.7(b)	Fourth Amendment To Development Agreement and First Amendment To Manufacturing and Supply Agreement by and between Janssen Pharmaceutica International Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 20, 2000 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.).****
10	.7(c)	Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006) (Incorporated by reference to Exhibit 10.19(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)***
10	.7(d)	Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006) (Incorporated by reference to Exhibit 10.19(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)***
10	.7(e)	Amendment to Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 22, 2003 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.7(f)	Fourth Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated January 10, 2005 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10.8		Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 21, 2002 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.8(a)	Amendment to Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 16, 2003 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted) (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10.9		Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc. (assigned to Alkermes, Inc. in March 2007), as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)**
10.10		Promissory Note by and between Alkermes, Inc. and General Electric Capital Corporation, dated December 22, 2004. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)
10.11		Master Security Agreement by and between Alkermes, Inc. and General Electric Capital Corporation dated December 22, 2004. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)
10	.11(a)	Addendum No. 001 To Master Security Agreement by and between Alkermes, Inc. and General Electric Capital Corporation, dated December 22, 2004. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)

Exhibit
No.

10.12		Change in Control Employment Agreement, dated as of December 19, 2000, between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+
10.13		Change in Control Employment Agreement, of various dates, between Alkermes, Inc. and each of James M. Frates, Michael J. Landine, David A. Broecker and Kathryn L. Biberstein. (Form of agreement incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000.)+
10.14		Employment Agreement, dated December 22, 2000 by and between David A. Broecker and the Registrant. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001.)+
10.15		Employment Agreement, dated January 8, 2003, by and between Kathryn L. Biberstein and the Registrant. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2003.)+
10.16		License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2005.)*****
10	.16(a)	Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2005.)*****
10	.16(b)	Amendment to the License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006.§#
10	.16(c)	Amendment to the Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006.§#
10.17		Alkermes Fiscal 2007 Named Executive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2006.)+
10	.17(a)	Alkermes Amended Fiscal 2007 Named Executive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2006.)+
10.18		Employment Agreement, dated November 20, 2001 by and between Gordon G. Pugh and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended September 30, 2006.)+
10.19		Employment Agreement, dated May 30, 2000 by and between Elliot W. Ehrich, M.D. and the Registrant. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended September 30, 2006.)+
10.20		Alkermes, Inc. 1998 Equity Incentive Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended December 31, 2006.)+
10	.20(a)	Form of Stock Option Certificate pursuant to Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10.21		Alkermes, Inc. 1999 Stock Option Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended December 31, 2006.)+
10	.21(a)	Form of Incentive Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10	.21(b)	Form of Non-Qualified Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10.22		Alkermes, Inc. 2002 Restricted Stock Award Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended December 31, 2006.)+

Exhibit
No.

10.23	2006 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended September 30, 2006.)+
10.24	Employment Agreement, dated February 27, 2007 by and between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2007.)+
10.25	Alkermes Fiscal 2008 Named-Executive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2007.)+
21.1	Subsidiaries of the Registrant.#
23.1	Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.#
24.1	Power of Attorney (included on signature pages).#
31.1	Rule 13a-14(a)/15d-14(a) Certification.#
31.2	Rule 13a-14(a)/15d-14(a) Certification.#
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

**	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 16, 2002. Such provisions have been separately filed with the Commission.

****	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 26, 2005. Such provisions have been filed separately with the Commission.

*****	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted July 31, 2006. Such provisions have been filed separately with the Commission.

§	Confidential status has been requested for certain portions of this document. Such provisions have been filed separately with the Commission.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Filed herewith.