Form 10-Q
period 2007-12-31
ALKERMES INC
filed 2008-02-11
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock was:

As of February 6,
Class	2008

Common Stock, $.01 par value	99,699,954
Non-Voting Common Stock, $.01 par value	382,632

ALKERMES, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	March 31,
	2007	2007
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$320,931	$80,500
Investments	190,535	271,082
Receivables	40,256	56,049
Inventory	23,054	18,190
Prepaid expenses and other current assets	7,088	7,054

Total current assets	581,864	432,875

PROPERTY, PLANT AND EQUIPMENT:
Land	301	301
Building and improvements	32,602	25,717
Furniture, fixtures and equipment	67,783	64,203
Equipment under capital lease	463	464
Leasehold improvements	33,349	32,345
Construction in progress	47,705	42,442

	182,203	165,472
Less: accumulated depreciation	(50,687)	(41,877)

Total property, plant and equipment — net	131,516	123,595

RESTRICTED INVESTMENTS	5,146	5,144
OTHER ASSETS	11,958	7,007

TOTAL ASSETS	$730,484	$568,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,958	$45,855
Accrued interest	2,975	2,976
Unearned milestone revenue — current portion	5,820	11,450
Deferred revenue — current portion	—	200
Long-term debt — current portion	651	1,579

Total current liabilities	39,404	62,060

NON-RECOURSE RISPERDAL CONSTA SECURED 7% NOTES	159,430	156,851
UNEARNED MILESTONE REVENUE — LONG-TERM PORTION	113,393	117,300
DEFERRED REVENUE — LONG-TERM PORTION	27,837	22,153
OTHER LONG-TERM LIABILITIES	5,774	6,796

TOTAL LIABILITIES	345,838	365,160

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
SHAREHOLDERS’ EQUITY:
Capital stock, par value, $0.01 per share; 4,550,000 shares authorized (includes 3,000,000 shares of preferred stock); none issued and outstanding	—	—
Common stock, par value, $0.01 per share; 160,000,000 shares authorized; 102,797,809 and 101,550,673 shares issued; 99,969,036 and 100,726,996 shares outstanding at December 31, 2007 and March 31, 2007, respectively	1,028	1,015
Non-voting common stock, par value, $0.01 per share; 450,000 shares authorized; 382,632 shares issued and outstanding at December 31, 2007 and March 31, 2007	4	4
Treasury stock, at cost (2,828,773 and 823,677 shares at December 31, 2007 and March 31, 2007, respectively)	(41,599)	(12,492)
Additional paid-in capital	864,362	837,727
Accumulated other comprehensive (loss) income	(929)	753
Accumulated deficit	(438,220)	(623,546)

TOTAL SHAREHOLDERS’ EQUITY	384,646	203,461

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$730,484	$568,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

REVENUES:
Manufacturing revenues	$14,275	$28,763	$69,929	$77,078
Royalty revenues	7,384	5,673	21,714	16,625
Research and development revenue under collaborative arrangements	23,985	19,532	68,641	51,620
Net collaborative profit	5,127	8,445	18,025	29,798

Total revenues	50,771	62,413	178,309	175,121

EXPENSES:
Cost of goods manufactured	7,499	12,989	26,862	34,149
Research and development	30,395	29,908	91,331	85,588
Selling, general and administrative	15,249	16,365	45,136	48,572

Total expenses	53,143	59,262	163,329	168,309

OPERATING (LOSS) INCOME	(2,372)	3,151	14,980	6,812

OTHER INCOME (EXPENSE):
Gain on sale of investment in Reliant Pharmaceuticals, Inc.	174,631	—	174,631	—
Interest income	4,292	4,260	12,940	13,329
Interest expense	(4,088)	(4,141)	(12,238)	(13,648)
Other (expense) income, net	(393)	89	784	212

Total other income (expense)	174,442	208	176,117	(107)

INCOME BEFORE INCOME TAXES	172,070	3,359	191,097	6,705
INCOME TAXES	3,189	426	5,771	761

NET INCOME	$168,881	$2,933	$185,326	$5,944

EARNINGS PER COMMON SHARE:
BASIC	$1.66	$0.03	$1.82	$0.06

DILUTED	$1.63	$0.03	$1.78	$0.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	101,703	100,896	101,676	98,690

DILUTED	103,914	104,746	104,097	103,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	December 31,
	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185,326	$5,944
Adjustments to reconcile net income to cash flows from operating activities:
Share-based compensation	15,477	22,218
Depreciation	9,380	8,838
Other non-cash charges	3,580	2,645
Change in fair value of warrants	(1,425)	510
Gain on sale of investment in Reliant Pharmaceuticals, Inc.	(174,631)	—
Loss on disposal of equipment	645	—
Changes in assets and liabilities:
Receivables	14,368	(11,079)
Inventory, prepaid expenses and other assets	(7,904)	(10,040)
Accounts payable, accrued expenses and accrued interest	(14,004)	(11,598)
Unearned milestone revenue	(9,537)	58,760
Deferred revenue	6,909	18,516
Other liabilities	(180)	202

Cash flows from operating activities	28,004	84,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(17,618)	(24,728)
Proceeds from the sale of equipment	—	159
Purchases of investments	(371,342)	(217,453)
Sales and maturities of investments	453,403	214,193
Proceeds from the sale of investment in Reliant Pharmaceuticals, Inc.	166,865	—

Cash flows from investing activities	231,308	(27,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,510	5,868
Excess tax benefit from stock options	211	—
Payment of debt	(975)	(817)
Purchase of treasury stock	(27,627)	(12,492)

Cash flows from financing activities	(18,881)	(7,441)

NET INCREASE IN CASH AND CASH EQUIVALENTS	240,431	49,646
CASH AND CASH EQUIVALENTS — Beginning of period	80,500	33,578

CASH AND CASH EQUIVALENTS — End of period	$320,931	$83,224

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$9,004	$10,647
Cash paid for income taxes	$980	$896
Non-cash investing and financing activities:
Conversion of 2.5% convertible subordinated notes into common stock	$—	$125,000
Redemption of redeemable convertible preferred stock	$—	$15,000
Purchased capital expenditures included in accounts payable and accrued expenses	$328	$—
Net share exercise of warrants into common stock of the issuer	$2,994	$—
Receipt of Alkermes shares for the purchase of stock options or as payment to satisfy minimum withholding tax obligations related to employee stock awards	$1,480	$—
Funds held in escrow from the sale of investment in Reliant Pharmaceuticals, Inc.	$7,766	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Alkermes, Inc. (the “Company” or “Alkermes”) for the three and nine months ended December 31, 2007 and 2006 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended March 31, 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to present fairly the results of operations for the reported periods.

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

Income Taxes

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. See Note 9, Income Taxes, to the condensed consolidated financial statements for a discussion of the Company’s accounting for uncertain tax positions.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in GAAP and expands disclosures about the use of fair value to measure assets and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to SFAS No. 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of fair value and limited guidance for applying those definitions in GAAP. SFAS No. 157 is effective for the Company for the reporting period beginning April 1, 2008. The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements.

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

In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” (“EITF No. 07-03”), which addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF No. 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF No. 07-03 is effective for the Company for the reporting period beginning April 1, 2008. The Company does not expect the adoption of EITF No. 07-03 to have a significant impact on its consolidated financial statements.

In November 2007, the EITF of the FASB reached a consensus on Issue No. 07-01, “Accounting for Collaborative Arrangements,” (“EITF No. 07-01”). EITF No. 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are: (1) active participants to the arrangement; and (2) exposed to significant risks and rewards that depend upon the commercial success of the endeavor. The issue also addresses the appropriate income statement presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. EITF No. 07-01 is effective for the Company for the reporting period beginning April 1, 2009. The Company is in the process of evaluating the impact of the adoption of EITF No. 07-01 on its consolidated financial statements.

2.	COMPREHENSIVE INCOME

Comprehensive income for the three and nine months ended December 31, 2007 and 2006 is as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
(In thousands)	2007	2006	2007	2006

Net income	$168,881	$2,933	$185,326	$5,944
Unrealized losses on available for sale securities:
Holding losses	(1,469)	(1,152)	(2,019)	(699)
Reclassification of unrealized loss to realized loss on available for sale securities during the period	337	—	337	—

Unrealized losses on available for sale securities	(1,132)	(1,152)	(1,682)	(699)

Comprehensive income	$167,749	$1,781	$183,644	$5,245

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	EARNINGS PER COMMON SHARE

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

Basic and diluted earnings per common share are calculated as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
(In thousands)	2007	2006	2007	2006

Numerator:
Net income	$168,881	$2,933	$185,326	$5,944

Denominator:
Weighted average number of common shares outstanding	101,703	100,896	101,676	98,690
Effect of dilutive securities:
Stock options	2,159	2,723	2,354	3,633
Restricted stock awards	52	291	67	244
Redeemable convertible preferred stock	—	836	—	589

Dilutive common share equivalents	2,211	3,850	2,421	4,466

Shares used in calculating diluted earnings per common share	103,914	104,746	104,097	103,156

The following amounts are not included in the calculation of net income per common share because their effects are anti-dilutive:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
(In thousands)	2007	2006	2007	2006

Stock options	11,899	12,053	11,919	9,540
2.5% convertible subordinated notes	—	—	—	2,461
3.75% convertible subordinated notes	—	10	—	10

Total	11,899	12,063	11,919	12,011

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SHARE-BASED COMPENSATION

Share-based compensation expense for the three and nine months ended December 31, 2007 and 2006 is as follows:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
(In thousands)	2007	2006	2007	2006

Cost of goods manufactured	$319	$931	$1,279	$2,094
Research and development	2,055	1,897	5,691	6,965
Selling, general and administrative	2,808	4,672	8,507	13,159

Total	$5,182	$7,500	$15,477	$22,218

As of December 31, 2007 and March 31, 2007, $0.5 million and $0.6 million, respectively, of share-based compensation cost was capitalized and recorded under the caption “Inventory” in the condensed consolidated balance sheets.

5.	INVESTMENTS

As of December 31, 2007 and March 31, 2007, Investments of $190.5 million and $271.1 million, respectively, consist of investments in U.S. government obligations, corporate debt obligations and marketable equity securities of publicly traded companies that the Company collaborates with that are classified as available-for-sale and recorded at fair value. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair values are estimated based on dealer quotes or quoted prices for instruments with similar characteristics. As of December 31, 2007, gross unrealized gains and losses on the investments were $1.0 million and $1.9 million, respectively. The Company believes that the gross unrealized losses are temporary, and the Company has the intent and ability to hold these securities to recovery, which may be at maturity.

As of December 31, 2007 and March 31, 2007, Restricted Investments of $5.1 million consists of investments in U.S. government obligations and corporate debt obligations that are restricted and classified as long-term held-to-maturity securities and are recorded at amortized cost. The investments are held as collateral under certain letters of credit related to the Company’s lease agreements.

As of December 31, 2007 and March 31, 2007, the Company held investments of $0.2 million and $0.7 million, respectively, in marketable equity securities of publicly traded companies that the Company collaborates with that are classified as long-term available-for-sale securities and are recorded at fair value under “Other Assets” in the condensed consolidated balance sheets.

6.	INVENTORY

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consists of the following:

	December 31,	March 31,
(In thousands)	2007	2007

Raw materials	$8,995	$7,238
Work in process	6,895	4,291
Finished goods	7,164	6,661

Total	$23,054	$18,190

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	March 31,
(In thousands)	2007	2007

Accounts payable	$9,127	$12,097
Accrued expenses related to collaborative arrangements	747	16,155
Accrued compensation	9,385	10,917
Accrued other	10,699	6,686

Total	$29,958	$45,855

8.	SALE OF INVESTMENT IN RELIANT PHARMACEUTICALS, INC.

In November 2007, Reliant Pharmaceuticals, Inc. (“Reliant”) was acquired by GlaxoSmithKline (“GSK”). Under the terms of the acquisition, Alkermes received $166.9 million upon the closing of the transaction in December 2007 in exchange for the Company’s investment in Series C convertible, redeemable preferred stock of Reliant. The Company is entitled to receive up to an additional $7.7 million of funds held in escrow subject to the terms of an escrow agreement between GSK and Reliant. The escrowed funds represent the maximum potential amount of future payments that may be payable to GSK under the terms of the escrow agreement, which is effective for a period of 15 months following the closing of the transaction. The Company has not recorded a liability related to the indemnification to GSK as the Company currently believes that it is remote that any of the escrowed funds will be needed to indemnify GSK for any losses it might incur related to the representations and warranties made by Reliant in connection with the acquisition.

This transaction was recorded as a non-operating gain on sale of investment in Reliant Pharmaceuticals, Inc. of $174.6 million in the three and nine months ended December 31, 2007. The $7.7 million of funds held in escrow is included within other assets in the condensed consolidated balance sheet as of December 31, 2007. The Company purchased the Series C convertible, redeemable preferred stock of Reliant for $100.0 million in December 2001. The Company’s investment in Reliant had a carrying value of $0 at the time of the sale.

9.	INCOME TAXES

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. As of December 31, 2007, the Company determined that it is more likely than not that the deferred tax assets may not be realized and a full valuation allowance continues to be recorded.

The provision for income taxes in the amount of $3.2 million and $5.8 million for the three and nine months ended December 31, 2007, respectively, and $0.4 million and $0.8 million for the three and nine months ended December 31, 2006, respectively, relates to the U.S. alternative minimum tax (“AMT”). The utilization of tax loss carryforwards is limited in the calculation of AMT and as a result, a federal tax charge was recorded in the three and nine months ended December 31, 2007 and 2006. The current AMT liability is available as a credit against future tax obligations upon the full utilization or expiration of the Company’s net operating loss carryforward. The provision for income taxes reflects tax recognition of the portion of the nonrefundable milestone payments the Company received from Cephalon, Inc. (“Cephalon”) under its collaborative arrangement which have not been fully recognized for financial reporting purposes as of December 31, 2007.

The Company adopted FIN No. 48 on April 1, 2007. The implementation of FIN No. 48 did not have a material impact on the Company’s condensed consolidated financial statements. At the adoption date of

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 1, 2007, and also at December 31, 2007, the Company had no significant unrecognized tax benefits. The tax years 1993 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States (“U.S.”), as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. The Company is currently in the process of conducting a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards, however, until the study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN No. 48. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the condensed consolidated balance sheet or statement of income if an adjustment were required.

In addition, the Company recently concluded a study of its net operating loss (“NOL”) carryforwards to determine whether such amounts are limited under IRC Sec. 382. The Company does not believe the limitations will significantly impact its ability to offset income with available NOLs.

The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for taxes. For the three and nine months ended December 31, 2007, the Company did not recognize any accrued interest and penalties in its condensed consolidated financial statements.

10.	LEGAL MATTERS

On October 10, 2006, a purported shareholder derivative lawsuit, captioned “Thomas Bennett, III vs. Richard Pops et al.” and docketed as CIV-06-3606, was filed ostensibly on the Company’s behalf in Middlesex County Superior Court, Massachusetts. The complaint in that lawsuit alleged, among other things that in connection with certain stock option grants made by the Company, certain of its directors and officers committed violations of state law, including breaches of fiduciary duty. The complaint named the Company as a nominal defendant, but did not seek monetary relief from the Company. The lawsuit sought recovery of damages allegedly caused to the Company as well as certain other relief, including an order requiring the Company to take action to enhance its corporate governance and internal procedures. The defendants moved to dismiss the lawsuit and, following oral argument, the Massachusetts Superior Court issued a decision dated July 10, 2007 granting the defendants’ motion to dismiss the lawsuit in its entirety. The plaintiff did not appeal the Court’s decision and the plaintiff’s time to appeal has expired.

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

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.	SEGMENT INFORMATION

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

12.	TREASURY STOCK

During the nine months ended December 31, 2007, in connection with the Company’s publicly announced share repurchase program, the Company repurchased 1,919,327 shares of treasury stock for $27.6 million. In addition, the Company executed three broker-assisted trades to purchase 358,867 shares of treasury stock at an aggregate cost of $5.7 million in December 2007 that were not settled until January 2008 and have not been reflected in the Company’s condensed consolidated financial statements.

13.	SUBSEQUENT EVENTS

On February 7, 2008, the Company entered into an agreement for an Accelerated Share Repurchase Transaction (the “ASR”) with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) pursuant to which the Company will repurchase $60.0 million of its outstanding common stock from Morgan Stanley. The Company is acquiring these shares as part of a previously announced share repurchase program of up to $175.0 million approved by the Company’s Board of Directors. Under the ASR, the final price of shares repurchased will be determined based on a discount to the volume weighted average trading price of the Company’s common stock over a period not to exceed three months. Depending on the final price and number of shares being repurchased, Morgan Stanley may deliver additional shares to the Company at the completion of the transaction, or the Company may, at its option, deliver to Morgan Stanley either cash or shares. The Company expects that Morgan Stanley will purchase shares of the Company’s common stock from time to time in the open market in connection with the ASR and may also sell shares in the open market from time to time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alkermes, Inc. (“Alkermes” or the “Company” as used in this section, together with our subsidiaries, “us”, “we” or “our”) is a biotechnology company that uses proprietary technologies and know-how to create innovative medicines designed to yield better therapeutic outcomes for patients with serious disease. Alkermes manufactures RISPERDAL® CONSTA®, marketed by divisions of Johnson & Johnson, and developed and manufactures VIVITROL®, marketed in the U.S. primarily by Cephalon, Inc. (“Cephalon”). The company’s pipeline includes extended-release injectable, pulmonary and oral products for the treatment of prevalent, chronic diseases, such as central nervous system disorders, addiction and diabetes. Alkermes is headquartered in Cambridge, Massachusetts, with research and manufacturing facilities in Massachusetts and Ohio.

We have funded our operations primarily through public offerings and private placements of debt and equity securities, bank loans, term loans, equipment financing arrangements and payments received under research and development agreements and other agreements with collaborators. We expect to incur significant additional research and development and other costs in connection with certain collaborative arrangements and as we expand the development of our proprietary product candidates, including costs related to preclinical studies, clinical trials and facilities expansion. Our costs, including research and development costs for our product candidates and selling, marketing and promotion expenses for any future products to be marketed by us or our collaborators, if any, may exceed revenues in the future, which may result in losses from operations.

Forward-Looking Statements

Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning future operating results, the achievement of certain business and operating goals, including those related to commercialization of our products, manufacturing revenues, royalty revenues, research and development revenues under collaborative arrangements, net collaborative profit, research and development activities and spending, plans for clinical trials and regulatory approvals, spending relating to selling and marketing, income taxes, financial goals and projections of capital expenditures, recognition of revenues, and future financings. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “designed,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees; and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) manufacturing and royalty revenues for RISPERDAL CONSTA may not grow, or even decline, particularly because we rely on our partner, Janssen, a division of Johnson & Johnson, to forecast and market this product; (ii) we may be unable to manufacture RISPERDAL CONSTA in sufficient quantities and with sufficient yields to meet Janssen’s requirements or to add additional production capacity for RISPERDAL CONSTA, or unexpected events could interrupt manufacturing operations at our RISPERDAL CONSTA facility, which is the sole source of supply for that product; (iii) manufacturing and other revenues for VIVITROL may not grow, or even decline; (iv) we may be unable to manufacture VIVITROL in sufficient quantities and with sufficient yields to meet commercial requirements, or unexpected events could interrupt manufacturing operations at our VIVITROL facility, which is the sole source of supply for that product; (v) we may be unable to scale-up and manufacture our product candidates, including AIR Insulin, ALKS 27 and ALKS 29 commercially or economically; (vi) our product candidates, if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved and, if launched, may not produce significant revenues; (vii) clinical trials may take more time or consume more resources than initially envisioned; (viii) results of earlier clinical trials may not necessarily be predictive of the safety and efficacy results in larger clinical trials; (ix) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials, and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed or terminated; (x) after the completion of clinical trials for our product candidates and the submission for marketing approval, the U.S. Food and Drug Administration (“FDA”) or foreign regulatory authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays or the failure of such product to receive marketing approval; (xi) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xii) technological change in the biotechnology or pharmaceutical industries could render our products and/or product candidates obsolete or non-competitive; (xiii) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xiv) we may continue to incur losses in the future; (xv) we may need to raise substantial additional funding to continue research and development programs and clinical trials and other operations and could incur difficulties or setbacks in raising such funds; (xvi) we may not receive the full amount, or any, of the proceeds placed in escrow in connection with the Reliant Pharmaceuticals, Inc. (“Reliant”) transaction due to claims against the escrow account; and (xvii) whether we will purchase up to $175.0 million of our own stock.

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

Product Developments

RISPERDAL CONSTA

Using our proprietary Medisorb® technology, we developed RISPERDAL CONSTA, a long-acting formulation of Janssen’s antipsychotic drug RISPERDAL for the treatment of schizophrenia. Schizophrenia is a brain disorder characterized by disorganized thinking, delusions and hallucinations. Studies have demonstrated that as many as 75 percent of patients with schizophrenia have difficulty taking their oral medication on a regular basis, which can lead to worsening of symptoms. Clinical data has shown that treatment with RISPERDAL CONSTA may lead to improvements in symptoms, sustained remission and decreases in hospitalization. RISPERDAL CONSTA is administered via intramuscular injection every two weeks, alleviating the need for daily dosing. Janssen markets RISPERDAL CONSTA worldwide. We are the exclusive manufacturer of RISPERDAL CONSTA for Janssen, and we earn both manufacturing fees and royalties from Janssen.

RISPERDAL CONSTA was approved by regulatory authorities in the United Kingdom (“U.K”) and Germany in August 2002 and was approved by the FDA in October 2003. RISPERDAL CONSTA is approved in approximately 83 countries and marketed in approximately 63 countries, and Janssen continues to launch the product around the world.

In February 2008, the results of a study sponsored by Janssen were presented at the 14th Biennial Winter Workshop on Schizophrenia and Bipolar Disorders in Montreux, Switzerland. This one-year, phase 3 trial was the first placebo-controlled study to explore the use of a long-acting injectable medication in the maintenance treatment of frequently relapsing bipolar disorder (FRBD). FRBD, defined as four or more manic or depressive episodes in the previous year that require a doctor’s care, may affect 20% of the 27 million people with bipolar disorder worldwide. The study found that patients with FRBD had a significant delay in the time to an initial relapse when risperidone long-acting injection (RLAI) was combined with standard treatment.

The study compared patients who received RLAI and standard treatment to those who received standard treatment combined with placebo. The study evaluated the time to the next mood episode, also known as a relapse, in FRBD patients receiving RLAI plus standard treatment compared to patients receiving placebo plus standard treatment. For most patients, standard treatment consisted of mood stabilizers, antidepressants, anxiolytics or combinations thereof. The trial showed that time to relapse was significantly longer in patients receiving RLAI compared with placebo (p=0.004), and the relative risk of relapse was 2.4 times higher with placebo. The relapse rates were 47.8% with placebo and 22.2% with RLAI.

VIVITROL

We developed VIVITROL, an extended-release Medisorb formulation of naltrexone, for the treatment of alcohol dependence in patients who are able to abstain from drinking in an outpatient setting and are not actively drinking prior to treatment initiation. Alcohol dependence is a serious and chronic brain disease characterized by cravings for alcohol, loss of control over drinking, withdrawal symptoms and an increased tolerance for alcohol. Adherence to medication is particularly challenging with this patient population. In clinical trials, when used in combination with psychosocial support, VIVITROL was shown to reduce the number of drinking days and heavy drinking days and to prolong abstinence in patients who abstained from alcohol the week prior to starting treatment. Each injection of VIVITROL provides medication for one month and alleviates the need for patients to make daily medication dosing decisions. Cephalon is primarily responsible for marketing VIVITROL in the U.S. We are the exclusive manufacturer of VIVITROL.

VIVITROL was approved by the FDA in April 2006 and launched in June 2006. In March 2007, we submitted a Marketing Authorization Application (“MAA”) for VIVITROL to regulatory authorities in the U.K. and Germany. The MAA for VIVITROL was submitted under a decentralized procedure, in which the U.K. will act as the Reference Member State and Germany will act as the Concerned Member State for the application. If successful, a filing under the decentralized procedure would result in a simultaneous approval of VIVITROL as a treatment for alcohol dependence in these two countries. The MAA submission reflects the Company’s targeted approach to commercialize VIVITROL in Europe on a country-by-country basis.

In December 2007, we entered into an exclusive agreement with Cilag GmbH International, a subsidiary of Johnson & Johnson, to commercialize VIVITROL for the treatment of alcohol and opioid dependence in Russia and other countries in the Commonwealth of Independent States (“CIS”). Under the terms of the agreement, Cilag GmbH International has primary responsibility for filing the new drug application for VIVITROL in Russia and other countries in the CIS. The product will be commercialized by Janssen-Cilag, an affiliate company of Cilag GmbH International. We will retain exclusive development and marketing rights to VIVITROL in all markets outside the U.S., Russia and other countries in the CIS. We are responsible for manufacturing VIVITROL and will receive from Cilag GmbH International manufacturing fees and royalties based on product sales in the CIS. Cilag GmbH International paid us $5.0 million upfront and will pay milestone payments of up to $34.0 million upon regulatory approvals for the product, certain agreed-upon events and levels of VIVITROL sales. There was no revenue recognized under this agreement in the three and nine months ended December 31, 2007.

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

Exenatide Once Weekly

We are collaborating with Amylin Pharmaceuticals, Inc. (“Amylin”) on the development of exenatide once weekly, an injectable formulation of Amylin’s exenatide (“exenatide”) for the treatment of type 2 diabetes. Exenatide injection (trade name BYETTA®) was approved by the FDA in April 2005 as adjunctive therapy to improve blood sugar control in patients with type 2 diabetes who have not achieved adequate control on metformin and/or sulfonylurea; two commonly used oral diabetes medications. In December 2006, the FDA approved BYETTA as an add-on therapy for people with type 2 diabetes unable to achieve adequate glucose control on thiazolidinedione, a class of diabetes medications. BYETTA is a twice-daily injection. Amylin entered into a collaboration agreement with Lilly for the development and commercialization of exenatide, including exenatide once weekly.

In October 2007, we, Amylin and Lilly announced positive results from a 30-week comparator study of exenatide once weekly injection and BYETTA taken twice daily in patients with type 2 diabetes. Exenatide once weekly showed a statistically significant improvement in A1C of approximately 1.9 percentage points from baseline, compared to an improvement of approximately 1.5 percentage points for BYETTA. Approximately three out of four subjects treated with exenatide once weekly achieved an A1C of 7 percent or less. A1C of less than 7 percent is the target for good glucose control as recommended by the American Diabetes Association. After 30 weeks of treatment, both exenatide once weekly and BYETTA treatment resulted in an average weight loss of approximately eight pounds. Nearly 90 percent of subjects in both groups completed the study, which enrolled patients not achieving adequate glucose control with either diet and exercise or with use of oral glucose-lowering agents. The companies anticipate a regulatory submission to the FDA by the end of the first half of 2009.

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

In September 2007, we and Indevus announced positive preliminary results from a randomized, double-blind, placebo-controlled, phase 2a clinical study of ALKS 27 in patients with COPD. In the study, single doses of ALKS 27 demonstrated a rapid onset of action and produced a significant improvement in lung function (p<0.0001) over 24 hours compared to a placebo. ALKS 27 was well tolerated, and all enrolled patients completed the study. No treatment related adverse events were reported in this study. Based on these positive results, we are moving forward to identify a partner for the future development and commercialization of ALKS 27.

AIR parathyroid hormone

We and Lilly completed a phase 1 study of inhaled formulations of parathyroid hormone (“PTH”) in healthy, post menopausal women. The data from the study indicates that additional feasibility and formulation work are required. At this time, we and Lilly are not planning to pursue further development of inhaled formulations of PTH.

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

Provision for Income Taxes — We record a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. As of December 31, 2007, we determined that it was more likely than not that the deferred tax assets may not be realized and a full valuation allowance continues to be recorded.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on April 1, 2007. The implementation of FIN No. 48 did not have a material impact on our condensed consolidated financial statements. At the adoption date of April 1, 2007, and also at December 31, 2007, we had no significant unrecognized tax benefits. The tax years 1993 through 2006 remain open to examination by major taxing jurisdictions to which we are subject, which are primarily in the U.S., as carryforward attributes generated in years past may still be adjusted upon examination by the IRS or state tax authorities if they have or will be used in a future period. We are currently in the process of conducting a study of our research and development credit carryforwards. This study may result in an adjustment to our research and development credit carryforwards, however, until the study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN No. 48. A full valuation allowance has been provided against our research and development credits, and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the condensed consolidated balance sheet or statement of income if an adjustment were required.

In addition, we recently concluded a study of our net operating loss (“NOL”) carryforwards to determine whether such amounts are limited under IRC Sec. 382. We do not believe the limitations will significantly impact our ability to offset income with available NOLs.

We have elected to include interest and penalties related to uncertain tax positions as a component of our provision for taxes. For the three and nine months ended December 31, 2007, we did not recognize any accrued interest and penalties in our condensed consolidated financial statements.

Results of Operations

Net income for the three months ended December 31, 2007 was $168.9 million, or $1.66 per common share — basic and $1.63 per common share — diluted, as compared to net income of $2.9 million, or $0.03 per common share — basic and diluted, for the three months ended December 31, 2006.

Net income for the nine months ended December 31, 2007 was $185.3 million, or $1.82 per common share — basic and $1.78 per common share — diluted, as compared to net income of $5.9 million, or $0.06 per common share — basic and diluted, for the nine months ended December 31, 2006.

Total manufacturing revenues were $14.3 million and $69.9 million for the three and nine months ended December 31, 2007, respectively, as compared to $28.8 million and $77.1 million for the three and nine months ended December 31, 2006, respectively.

RISPERDAL CONSTA manufacturing revenues were $12.9 million and $66.1 million for the three and nine months ended December 31, 2007, respectively, as compared to $23.6 million and $63.6 million for the three and nine months ended December 31, 2006, respectively. The decrease in RISPERDAL CONSTA revenues for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006, was primarily due to a decrease in units of RISPERDAL CONSTA shipped to Janssen, partially offset by an increase in the net sales price of units of RISPERDAL CONSTA shipped to Janssen. The increase in RISPERDAL CONSTA revenues for the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006, was due to an increase in the net sales price of units of RISPERDAL CONSTA shipped to Janssen, partially offset by a slight decrease in units of RISPERDAL CONSTA shipped to Janssen. The increase in the net sales price of RISPERDAL CONSTA in the three and nine months ended December 31, 2007, as compared to the three and nine months ended December 31, 2006, was due in part to fluctuations in the exchange ratio of the U.S. dollar and the foreign currencies of the countries in which the product was sold. See Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk for information on foreign currency exchange rate risk related to RISPERDAL CONSTA revenues. Shipments of RISPERDAL CONSTA were lower in the three and nine months ended December 31, 2007, as compared to the three and nine months ended December 31, 2006, as Janssen manages its levels of product inventory, due in part to increased efficiencies and reliability in our RISPERDAL CONSTA processes. We expect manufacturing revenues related to RISPERDAL CONSTA to increase for the three months ended March 31, 2008, as compared to the three months ended December 31, 2007.

Under our manufacturing and supply agreement with Janssen, we earn manufacturing revenues when product is shipped to Janssen, based on a percentage of Janssen’s estimated unit net sales price. Revenues include a quarterly adjustment from Janssen’s estimated unit net sales price to Janssen’s actual unit net sales price for product shipped. For the three and nine months ended December 31, 2007 and 2006, our RISPERDAL CONSTA manufacturing revenues were based on an average of 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA. We anticipate that we will earn manufacturing revenues at 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA for product shipped in the fiscal year ending March 31, 2008 and beyond.

VIVITROL manufacturing revenues were $1.4 million and $3.8 million for the three and nine months ended December 31, 2007, respectively, as compared to $5.2 million and $13.5 million for the three and nine months ended December 31, 2006, respectively. Under our agreements with Cephalon, we bill Cephalon for all manufacturing costs related to VIVITROL.

The decrease in VIVITROL manufacturing revenues for the three and nine months ended December 31, 2007, as compared to the three and nine months ended December 31, 2006, was due to lower manufacturing activity and shipments of VIVITROL. We began shipping VIVITROL to Cephalon for the first time during the quarter ended June 30, 2006, and during that quarter and the remainder of the fiscal year ended March 31, 2007 we shipped quantities sufficient to build inventory to support the commercial launch of the product. We are currently managing our manufacturing volumes of VIVITROL to avoid excess inventory and shipped a small quantity of product to Cephalon during the three and nine months ended December 31, 2007. VIVITROL manufacturing revenues for the three and nine months ended December 31, 2007 included $0 and $2.2 million, respectively, of billings for idle capacity costs, as compared to $1.5 million for the three and nine months ended December 31, 2006. In addition, VIVITROL manufacturing revenues for the three and nine months ended December 31, 2007 included $0.1 million and $0.3 million, respectively, of milestone revenue related to manufacturing profit on VIVITROL, which is a 10% markup on VIVITROL cost of goods manufactured, as compared to $0.5 million and $1.2 million for the three and nine months ended December 31, 2006, respectively.

All royalty revenues for the three and nine months ended December 31, 2007 and 2006 were related to sales of RISPERDAL CONSTA. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of RISPERDAL CONSTA in the period that the product is sold by Janssen. Royalty revenues were $7.4 million for the three months ended December 31, 2007, based on RISPERDAL CONSTA sales of $295.1 million, and $21.7 million for the nine months ended December 31, 2007, based on RISPERDAL CONSTA sales of $867.4 million, as compared to $5.7 million for the three months ended December 31, 2006, based on RISPERDAL CONSTA sales of $226.3 million, and $16.6 million for the nine months ended December 31, 2006, based on RISPERDAL CONSTA sales of $663.6 million. The increase in the net sales of RISPERDAL CONSTA in the three and nine months ended December 31, 2007, as compared to the three and nine months ended September 30, 2006, was due in part to fluctuations in the exchange ratio of the U.S. dollar and the foreign currencies of the countries in which the product was sold. See Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk for information on foreign currency exchange rate risk related to RISPERDAL CONSTA revenues.

Research and development revenue under collaborative arrangements (“R&D revenue”) was $24.0 million and $68.6 million for the three and nine months ended December 31, 2007, respectively, as compared to $19.5 million and $51.6 million for the three and nine months ended December 31, 2006, respectively. The increase in R&D revenue for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006, was primarily due to the recognition of $5.0 million of revenue related to the application of the proportional performance method we are using for this collaboration with Amylin. We received a $5.0 million payment in December 2007 related to the phase 3 clinical program for exenatide once weekly, and based on the amount of effort that has been expended to date we were able to recognize the full amount as revenue. This increase was partially offset by a decrease in revenues related to the completion of work on the AIR PTH development program. The increase in R&D revenue for the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006, was primarily due to an increase in revenues on the exenatide once weekly and AIR Insulin development programs.

A component of revenue in the three and nine months ended December 31, 2007 on the AIR PTH development program included recognition of a portion of the $1.0 million milestone payment we received from Lilly in June 2007 upon first dosing in the phase 1 clinical trial. We recognized revenue under the proportional performance method for the PTH development program.

Net collaborative profit for the three and nine months ended December 31, 2007 and 2006 was as follows:

			Nine Months
	Three Months Ended		Ended
	December 31,		December 31,
(In thousands)	2007	2006	2007	2006

Milestone revenue — cost recovery(a)	$—	$7,250	$5,256	$50,836
Milestone revenue — license	1,312	1,195	3,932	3,778

Total milestone revenue — cost recovery and license	1,312	8,445	9,188	54,614
Payments to Cephalon to reimburse their net losses up to the cumulative loss cap	—	—	(5,223)	(24,816)
Payments from Cephalon to reimburse our expenses incurred after the cumulative loss cap was reached	3,815	—	14,060	—

Net collaborative profit	$5,127	$8,445	$18,025	$29,798

(a)	Through December 31, 2007, the cumulative net losses on VIVITROL were $169.1 million, of which $65.3 million was incurred by us on behalf of the collaboration and $103.8 million was incurred by Cephalon on behalf of the collaboration.

Gross sales of VIVITROL by Cephalon were $5.0 million and $13.7 million for the three and nine months ended December 31, 2007, respectively.

Net collaborative profit was $5.1 million and $18.0 million for the three and nine months ended December 31, 2007, respectively. For the three and nine months ended December 31, 2007, we recognized $0 and $5.3 million of milestone revenue — cost recovery, respectively, to offset net losses on VIVITROL that we funded. We were responsible to fund the first $124.6 million of cumulative net losses incurred on VIVITROL (the “cumulative loss cap”). We reached this cumulative loss cap in April 2007, at which time Cephalon became responsible to fund all net losses incurred on VIVITROL through December 31, 2007. In addition, during the three and nine months ended December 31, 2007, we recognized $1.3 million and $3.9 million, respectively, of milestone revenue related to the licenses provided to Cephalon to commercialize

VIVITROL. During the three and nine months ended December 31, 2007, we made payments of $0 and $5.2 million, respectively, to Cephalon to reimburse their net losses on VIVITROL, and we received payments of $3.8 million and $14.1 million, respectively, from Cephalon to reimburse us for our expenses on VIVITROL, which we incurred after the cumulative loss cap was reached. In the aggregate, net collaborative profit of $5.1 million and $18.0 million for the three and nine months ended December 31, 2007, respectively, consisted of $1.3 million and $9.2 million of milestone revenue, respectively, in addition to net payments from Cephalon of $3.8 million and $8.8 million, respectively.

Net collaborative profit was $8.4 million and $29.8 million for the three and nine months ended December 31, 2006, respectively. For the three and nine months ended December 31, 2006, we recognized $7.3 million and $50.8 million of milestone revenue — cost recovery, respectively, to offset net losses on VIVITROL that we funded. In addition, during the three and nine months ended December 31, 2006, following FDA approval of VIVITROL, we recognized $1.2 million and $3.8 million, respectively, of milestone revenue related to the licenses provided to Cephalon to commercialize VIVITROL. During the three and nine months ended December 31, 2006, we made payments of $0 and $24.8 million, respectively, to Cephalon to reimburse their net losses on VIVITROL. In the aggregate, net collaborative profit of $8.4 million and $29.8 million for the three and nine months ended December 31, 2006, respectively, consisted of approximately $8.4 million and $54.6 million of milestone revenue, respectively, partially offset by $0 and $24.8 million, respectively, of payments we made to Cephalon to reimburse their net losses on VIVITROL.

Beginning January 1, 2008, all net profits or losses earned on VIVITROL within the collaboration will be shared between us and Cephalon. The net profits earned or losses incurred on VIVITROL beginning January 1, 2008 will be dependent upon end-market sales, which are difficult to predict at this time, and on the level of expenditures by both us and Cephalon in developing, manufacturing and commercializing VIVITROL, all of which is subject to change.

Cost of goods manufactured was $7.5 million and $26.9 million for the three and nine months ended December 31, 2007, respectively, and $13.0 million and $34.1 million for the three and nine months ended December 31, 2006, respectively.

Cost of goods manufactured for RISPERDAL CONSTA was $5.9 million and $23.0 million for the three and nine months ended December 31, 2007, respectively, and $8.2 million and $21.8 million for the three and nine months ended December 31, 2006, respectively. The decrease in cost of goods manufactured for RISPERDAL CONSTA for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006, was due to a decrease in units of RISPERDAL CONSTA shipped to Janssen, partially offset by an increase in the unit cost of RISPERDAL CONSTA shipped to Janssen. The increase in cost of goods manufactured for RISPERDAL CONSTA for the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006, was due to an increase in the unit cost of RISPERDAL CONSTA shipped to Janssen, partially offset by a slight decrease in units of RISPERDAL CONSTA shipped to Janssen. Shipments of RISPERDAL CONSTA were lower in the three and nine months ended December 31, 2007, as compared to the three and nine months ended December 31, 2006, as Janssen manages its levels of product inventory, due in part to increased efficiencies and reliability in our RISPERDAL CONSTA processes.

Cost of goods manufactured for VIVITROL was $1.6 million and $3.9 million for the three and nine months ended December 31, 2007, respectively, and $4.8 million and $12.3 million for the three and nine months ended December 31, 2006. The decrease in cost of goods manufactured for VIVITROL for the three and nine months ended December 31, 2007, as compared to the three and nine months ended December 31, 2006, was due to reduced shipments of VIVITROL to Cephalon. We began shipping VIVITROL to Cephalon for the first time during the quarter ended June 30, 2006, and during this period and the remainder of the fiscal year ended March 31, 2007 we shipped quantities sufficient to build inventory to support the commercial launch of the product. We are currently managing our manufacturing volumes of VIVITROL to avoid excess inventory and shipped a small quantity of product to Cephalon during the three and nine months ended December 31, 2007. VIVITROL cost of goods manufactured for the three and nine months ended December 31, 2007 included idle capacity costs of $0.5 million and $2.7 million, respectively, as compared to

$1.5 million for the three and nine months ended December 31, 2006. Idle capacity costs consist of current period manufacturing costs related to underutilized VIVITROL manufacturing capacity.

Research and development expenses were $30.4 million and $91.3 million for the three and nine months ended December 31, 2007, respectively, as compared to $29.9 million and $85.6 million for the three and nine months ended December 31, 2006, respectively. The increase in research and development expenses for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006, was primarily due to increased costs on the exenatide once weekly development program, partially offset by decreased costs on the AIR PTH development program due to program completion. The increase in research and development expenses for the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006, was primarily due to increased costs on the AIR Insulin and exenatide once weekly development programs, partially offset by decreased external costs related to legacy clinical trials for VIVITROL and decreased share-based compensation costs.

A significant portion of our research and development expenses (including laboratory supplies, travel, dues and subscriptions, recruiting costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or our technologies in general. Expenses incurred to purchase specific services from third parties to support our collaborative research and development activities are tracked by project and are reimbursed to us by our partners. We generally bill our partners under collaborative arrangements using a single full-time equivalent or hourly rate. This rate has been established by us taking into consideration our annual budget of employee compensation, employee benefits and the billable non-project-specific costs mentioned above and is generally increased annually based on increases in the consumer price index. Each collaborative partner is billed using a full-time equivalent or hourly rate for the hours worked by our employees on a particular project, plus direct external research costs, if any. We account for our research and development expenses on a departmental and functional basis in accordance with our budget and management practices.

Selling, general and administrative expenses were $15.2 million and $45.1 million for the three and nine months ended December 31, 2007, respectively, as compared to $16.4 million and $48.6 million for the three and nine months ended December 31, 2006, respectively. The decrease in selling, general and administrative expenses for the three and nine months ended December 31, 2007, as compared to the three and nine months ended December 31, 2006, was primarily due to decreased share-based compensation costs.

Gain on sale of investment in Reliant Pharmaceuticals, Inc. was $174.6 million for the three and nine months ended December 31, 2007, as compared to $0 for the three and nine months ended December 31, 2006. In November 2007, Reliant was acquired by GlaxoSmithKline (“GSK”). Under the terms of the acquisition, we received $166.9 million upon the closing of the transaction in exchange for our investment in Series C convertible, redeemable preferred stock of Reliant, and we are entitled to receive up to an additional $7.7 million of funds held in escrow subject to the terms of an escrow agreement between GSK and Reliant. We purchased the Series C convertible, redeemable preferred stock of Reliant for $100.0 million in December 2001, and our investment in Reliant had a carrying value of $0 at the time of the sale.

Interest income was $4.3 million and $12.9 million for the three and nine months ended December 31, 2007, respectively, as compared to $4.3 million and $13.3 million for the three and nine months ended December 31, 2006, respectively. The decrease in interest income for the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006, was due to lower interest earnings on our investments, partially offset by higher average cash and investment balances held during the period.

Interest expense was $4.1 million and $12.2 million for the three and nine months ended December 31, 2007, respectively, as compared to $4.1 million and $13.6 million for the three and nine months ended December 31, 2006. The decrease in interest expense for the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006, was primarily due to the conversion of our 2.5% convertible subordinated notes due 2023 (the “2.5% Subordinated Notes”) in June 2006. Interest expense for the three and nine months ended December 31, 2006 included a one-time interest charge of $0.6 million for a payment we made in June 2006 in connection with the conversion of our 2.5% Subordinated Notes to satisfy the three-year interest make-whole provision in the note indenture. We incur approximately $4.0 million of interest expense each quarter on our Non-Recourse Risperdal Consta secured 7% Notes (the “Non-Recourse 7% Notes”) through the period until principal repayment begins on April 1, 2009.

Other (expense) income, net was a net expense of $0.4 million and a net income of $0.8 million for the three and nine months ended December 31, 2007, respectively, and a net income of $0.1 million and $0.2 million for the three and nine months ended December 31, 2006, respectively. Other (expense) income, net consists primarily of income or expense recognized on the changes in the fair value of warrants and realized losses on available for sale securities of public companies held by us in connection with collaboration and licensing arrangements, which are recorded under the caption “Other Assets” in the condensed consolidated balance sheets, and the accretion of discounts related to restructuring and asset retirement obligations. The recorded value of warrants we hold can fluctuate significantly based on fluctuations in the market value of the underlying securities. In September 2007, we exercised warrants to purchase common stock of a collaborative partner, which are considered marketable equity securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded under the caption “Investments” in the accompanying condensed consolidated balance sheet as of December 31, 2007. Future changes in the fair value of this common stock will be recorded in other comprehensive income until realized. As a result of our September 2007 warrant exercise, future recorded income or expense on changes in the fair value of our remaining holdings of warrants of public companies is expected to be less than the amounts recorded in previous reporting periods.

Income taxes were $3.2 million and $5.8 million for the three and nine months ended December 31, 2007, respectively and $0.4 million and $0.8 million for the three and nine months ended December 31, 2006. The provision for income taxes for the three and nine months ended December 31, 2007 and 2006 was related to the U.S. alternative minimum tax (“AMT”). Utilization of tax loss carryforwards is limited in the calculation of AMT. As a result, a federal tax charge was recorded in the three and nine months ended December 31, 2007 and 2006. The current AMT liability is available as a credit against future tax obligations upon the full utilization or expiration of our net operating loss carryforward. The provision for income taxes reflects tax recognition of a portion of the nonrefundable milestone payments we received from Cephalon under our collaborative arrangement which have not been fully recognized for financial reporting purposes as of December 31, 2007.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

Financial Condition

Cash and cash equivalents and unrestricted investments were $511.5 million and $351.6 million as of December 31, 2007 and March 31, 2007, respectively. Unrestricted investments were $190.5 million and $271.1 million as of December 31, 2007 and March 31, 2007, respectively. During the nine months ended December 31, 2007, combined cash and cash equivalents and unrestricted investments increased by $159.9 million primarily due to the receipt of $166.9 million from the Reliant transaction, cash from our operating activities and the issuance of common stock related to our equity compensation plans, partially offset by the purchase of $27.6 million of treasury stock under our stock repurchase program and the acquisition of fixed assets.

We invest in cash equivalents, U.S. government obligations, investment grade corporate notes and commercial paper. Our investment objectives are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. We held approximately $5.1 million of U.S. government obligations and corporate debt obligations that are classified as restricted long-term investments as of December 31, 2007 and March 31, 2007, which are pledged as collateral under certain letters of credit and lease agreements. In response to the dislocation in the credit markets beginning in the quarter ended September 30, 2007, our investments in maturing securities have been reinvested primarily in U.S. government obligations.

All of our investments in debt and equity securities classified as available-for-sale are recorded at fair value. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair values are estimated based on dealer quotes or quoted prices for instruments with similar characteristics. As of

December 31, 2007, gross unrealized gains and losses on the investments were $1.0 million and $1.9 million, respectively. The Company believes that the gross unrealized losses are temporary, and the Company has the intent and ability to hold these securities to recovery, which may be at maturity.

Receivables were $40.3 million and $56.0 million as of December 31, 2007 and March 31, 2007, respectively. The decrease of $15.7 million during the nine months ended December 31, 2007 was primarily due to decreases in amounts due from Janssen for RISPERDAL CONSTA product deliveries related to the timing of shipments, invoices and payments.

Inventory was $23.1 million and $18.2 million as of December 31, 2007 and March 31, 2007, respectively. This consisted of RISPERDAL CONSTA inventory of $14.8 million and $11.2 million as of December 31, 2007 and March 31, 2007, respectively, and VIVITROL inventory of $8.3 million and $7.0 million as of December 31, 2007 and March 31, 2007, respectively. The increase in RISPERDAL CONSTA inventory during the nine months ended December 31, 2007 was primarily due to increases in work in process and finished goods inventory due to the timing of manufacturing and shipments to Janssen. The increase in VIVITROL inventory during the nine months ended December 31, 2007 was primarily due to increases in raw materials inventory. As of December 31, 2007 and March 31, 2007, inventory included $0.5 million and $0.6 million of share-based compensation costs, respectively.

Accounts payable and accrued expenses were $30.0 million and $45.9 million as of December 31, 2007 and March 31, 2007, respectively. The decrease during the nine months ended December 31, 2007 was primarily due to decreases in accrued expenses related to our collaborative arrangement with Cephalon and decreases in accounts payable, partially offset by an increase in accrued income taxes payable.

Unearned milestone revenue — current and long-term portions, combined, were $119.2 million and $128.8 million as of December 31, 2007 and March 31, 2007, respectively. The decrease during the nine months ended December 31, 2007 was due to the recognition of approximately $9.2 million and $0.4 million of milestone revenue under the captions “Net collaborative profit” and “Manufacturing revenues”, respectively, in the condensed consolidated statement of income during the nine months ended December 31, 2007.

Deferred revenue — current and long-term portions, combined, were $27.8 million and $22.4 million as of December 31, 2007 and March 31, 2007, respectively. The increase during the nine months ended December 31, 2007 was due to the receipt of an upfront payment of $5.0 million from Cilag GmbH International in December 2007 upon the signing of an agreement to commercialize VIVITROL for the treatment of alcohol and opioid dependence in Russia and other countries in the CIS. The Company also received $2.0 million from Cephalon for the cost of two VIVITROL manufacturing lines currently under construction. These increases were partially offset by the recognition of revenue related to a portion of the upfront and milestone payments we received from Lilly under the AIR PTH program. Because we will operate and maintain the two VIVITROL manufacturing lines currently under construction, and intend to do so for the foreseeable future, the continued payments made by Cephalon are being treated as additional consideration and recorded as deferred revenue.

Cash flows provided by investing activities was $231.3 million for the nine months ended December 31, 2007 due to the receipt of proceeds from the sale of Reliant and the sales and maturities of investments, partially offset by the purchases of investments and the acquisition of property, plant and equipment. For the nine months ended December 31, 2006, cash used by investing activities was $27.8 million and was due primarily to the acquisition of property, plant and equipment.

Cash flows used in financing activities were $18.9 million and $7.4 million for the nine months ended December 31, 2007 and 2006, respectively. For both the nine months ended December 31, 2007 and 2006, cash used by financing activities was primarily due to the purchase of treasury stock under our publicly announced share repurchase programs, partially offset by cash provided by the issuance of common stock related to our equity compensation plans. Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, in Part II of this report on Form 10-Q contains additional information related to our publicly announced share repurchase programs.

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

We believe that our current cash and cash equivalents and investments, combined with our unused equipment lease line, anticipated interest income and anticipated revenues will generate sufficient cash flows to meet our anticipated liquidity and capital requirements through at least December 31, 2008.

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

On February 7, 2008, we entered into an Accelerated Share Repurchase Transaction (the “ASR”) with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) pursuant to which we will repurchase $60.0 million of our outstanding common stock from Morgan Stanley. We are acquiring these shares as part of a previously announced share repurchase program of up to $175.0 million approved by our Board of Directors. In addition, we may continue to make open market purchases of our common stock during the term of the ASR.

Contractual Obligations

The contractual cash obligations disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007 have not changed materially since the date of that report.

Off-Balance Sheet Arrangements

As of December 31, 2007, we do not have any significant relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, except for as discussed in Note 8, Sale of Investment in Reliant Pharmaceuticals, Inc., in the Notes to Condensed Consolidated Financial Statements in Part I of this report on Form 10 Q which is incorporated into this item by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We hold financial instruments in our investment portfolio that are sensitive to market risks. Our investment portfolio, excluding marketable equity securities and warrants we receive in connection with our collaborations and licensing activities, is used to preserve capital until it is required to fund operations. Although our investments, excluding marketable equity securities and warrants we receive in connection with our collaborations and licensing activities, are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

Our unrestricted and restricted long-term investments consist of U.S. government obligations, investment grade corporate notes and commercial paper. These debt securities are: (i) classified as available-for-sale; (ii) are recorded at fair value; and (iii) are subject to credit and interest rate risk, and could decline in value if interest rates increase. These debt securities are sensitive to changes in interest rates, and interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase of the financial instruments. A 10% increase or decrease in market interest rates would not have a material impact on the condensed consolidated financial statements.

We hold certain marketable equity securities of publicly traded companies we collaborate with that are classified as available-for-sale and are recorded at fair value under the caption “Investments” in the condensed consolidated balance sheets. We also hold other marketable equity securities, including warrants to purchase the securities of publicly traded companies we collaborate with, that are classified as available-for-sale and are recorded at fair value under the caption “Other assets” in the condensed consolidated balance sheets. These marketable equity securities are sensitive to changes in the market price of the underlying securities. Market price changes would result in a change in the fair value of these securities due to differences between their market price and purchase price. A 10% increase or decrease in the market price of our marketable equity securities would not have a material impact on the condensed consolidated financial statements.

As of December 31, 2007, the fair value of our Non-Recourse 7% Notes approximated the carrying value. The interest rate on these notes, and our capital lease obligations, are fixed and therefore not subject to interest rate risk.

As of December 31, 2007, we have a term loan in the amount of $0.6 million that bears a floating interest rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 5.45 basis points.

Foreign Currency Exchange Rate Risk

The manufacturing and royalty revenues we receive on RISPERDAL CONSTA are a percentage of the net sales made by our collaborative partner, Janssen. Some of these sales are made in foreign countries and are denominated in foreign currencies. The manufacturing and royalty payment on these foreign sales is calculated initially in the foreign currency in which the sale is made and is then converted into U.S. dollars to determine the amount that Janssen pays us for manufacturing and royalty revenues. Fluctuations in the exchange ratio of the U.S. dollar and these foreign currencies will have the effect of increasing or decreasing our manufacturing and royalty revenues even if there is a constant amount of sales in foreign currencies. For example, if the U.S. dollar weakens against a foreign currency, then our manufacturing and royalty revenues will increase given a constant amount of sales in such foreign currency.

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

(a)	Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) as of December 31, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Change in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Note 10, Legal Matters, in the Notes to Condensed Consolidated Financial Statements in Part I of this report on Form 10-Q is incorporated into this item by reference. Please see the Legal Proceedings section of our Annual Report on Form 10-K for the year ended March 31, 2007 for more information on litigation to which we are a party.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our stock repurchase activity for the three months ended December 31, 2007 is set forth in the table below:

				Approximate Dollar
			Total	Value of Shares
			Number of Shares	that May Yet
	Total Number	Average	Repurchased as	be Repurchased
	of Shares	Price Paid	Part of a Publicly	Under the
Period	Repurchased(a)	per Share	Announced Program(a)	Programs(a)
	(In thousands, except share and per share amounts)

October 1 through October 31	—	—	—	$2,508
November 1 through November 30	828,600	$14.09	828,600	$165,833
December 1 through December 31	1,090,727	$14.62	1,090,727	$149,887

Total	1,919,327	$14.39	1,919,327

(a)	In September 2005, our Board of Directors authorized a program to repurchase up to $15.0 million of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We publicly announced the share repurchase program in our press release for the fiscal 2006 second quarter financial results dated November 3, 2005. No shares were purchased under this program during the nine months ended December 31, 2007. No repurchase authorization remains outstanding under this program as of December 31, 2007.

In November 2007, our Board of Directors authorized a program to repurchase up to $175.0 million of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We publicly announced the share repurchase program in our press release dated November 21, 2007. The approximate dollar value of shares that may yet be purchased under this program is $149.9 million as of December 31, 2007.

In addition to the stock repurchases above, during the nine months ended December 31, 2007, we acquired, by means of net share settlements, 77,094 shares of Alkermes common stock, at an average price of $17.31 per share, related to the vesting of employee stock awards to satisfy withholding tax obligations. In addition, during the nine months ended December 31, 2007, we acquired 8,675 shares of Alkermes common stock, at an average price of $16.77 per share, tendered by employees as payment of the exercise price of stock options granted under our equity compensation plans.

In December 2007, we executed three trades to repurchase 358,867 shares of treasury stock at an aggregate cost of $5.7 million under our publicly announced share repurchase programs. These broker-assisted transactions were not settled until January 2008 and have not been reflected in the condensed consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on October 9, 2007. For information on this shareholder meeting please see Item 4 to our quarterly report on form 10-Q for the period ended September 30, 2007, and which information is incorporated herein by reference.

Item 6.	Exhibits

(a) List of Exhibits:

Exhibit
No.

10.1	Employment Agreement, dated as of December 12, 2007, by and between Richard F. Pops and the Registrant.
10.2	Employment Agreement, dated as of December 12, 2007, by and between David A. Broecker and the Registrant.
10.3	Form of Employment Agreement, dated as of December 12, 2007, by and between the Registrant and each of Kathryn L. Biberstein, Elliot W. Ehrich, M.D., James M. Frates, Michael J. Landine, Gordon G. Pugh.
31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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
James M. Frates
Senior Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)

Date: February 11, 2008

EXHIBIT INDEX

Exhibit
No

10.1	Employment Agreement, dated as of December 12, 2007, by and between Richard F. Pops and the Registrant.
10.2	Employment Agreement, dated as of December 12, 2007, by and between David A. Broecker and the Registrant.
10.3	Form of Employment Agreement, dated as of December 12, 2007, by and between the Registrant and each of Kathryn L. Biberstein, Elliot W. Ehrich, M.D., James M. Frates, Michael J. Landine, Gordon G. Pugh.
31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).