Form 10-Q
period 2008-06-30
ALKERMES INC
filed 2008-08-07
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock was:

As of August 4,
Class	2008

Common Stock, $.01 par value	94,547,335
Non-Voting Common Stock, $.01 par value	382,632

ALKERMES, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	March 31,
	2008	2008
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,423	$101,241
Investments — short-term	264,915	240,064
Receivables	31,699	47,249
Inventory	16,375	18,884
Prepaid expenses and other current assets	5,305	5,720

Total current assets	424,717	413,158

PROPERTY, PLANT AND EQUIPMENT:
Land	301	301
Building and improvements	36,169	35,003
Furniture, fixtures and equipment	64,373	63,364
Equipment under capital lease	464	464
Leasehold improvements	33,390	33,387
Construction in progress	41,672	42,859

	176,369	175,378

Less: accumulated depreciation	(65,552)	(62,839)

Total property, plant and equipment — net	110,817	112,539

INVESTMENTS — LONG-TERM	102,003	119,056
OTHER ASSETS	11,302	11,558

TOTAL ASSETS	$648,839	$656,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,338	$36,046
Unearned milestone revenue — current portion	5,848	5,927
Deferred revenue — current portion	238	—
Long-term debt — current portion	—	47
Non-recourse RISPERDAL CONSTA secured 7% notes — current portion	12,917	—

Total current liabilities	39,341	42,020

NON-RECOURSE RISPERDAL CONSTA SECURED 7% NOTES	134,375	160,324
UNEARNED MILESTONE REVENUE — LONG-TERM PORTION	110,257	111,730
DEFERRED REVENUE — LONG-TERM PORTION	27,584	27,837
OTHER LONG-TERM LIABILITIES	8,658	9,086

TOTAL LIABILITIES	320,215	350,997

COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Capital stock, par value, $0.01 per share; 4,550,000 shares authorized (includes 3,000,000 shares of preferred stock); none issued and outstanding	—	—
Common stock, par value, $0.01 per share; 160,000,000 shares authorized; 103,355,726 and 102,977,348 shares issued; 94,404,140 and 95,099,166 shares outstanding at June 30, 2008 and March 31, 2008, respectively	1,033	1,030
Non-voting common stock, par value, $0.01 per share; 450,000 shares authorized; 382,632 shares issued and outstanding at June 30, 2008 and March 31, 2008	4	4
Treasury stock, at cost (8,951,586 and 7,878,182 shares at June 30, 2008 and March 31, 2008, respectively)	(120,346)	(107,322)
Additional paid-in capital	876,496	869,695
Accumulated other comprehensive loss	(1,683)	(1,526)
Accumulated deficit	(426,880)	(456,567)

TOTAL SHAREHOLDERS’ EQUITY	328,624	305,314

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$648,839	$656,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	June 30,
	2008	2007
	(In thousands, except per share amounts)

REVENUES:
Manufacturing revenues	$38,610	$31,517
Royalty revenues	8,581	6,982
Research and development revenue under collaborative arrangements	31,450	23,450
Net collaborative profit	1,351	6,989

Total revenues	79,992	68,938

EXPENSES:
Cost of goods manufactured	14,314	10,145
Research and development	22,261	32,619
Selling, general and administrative	11,926	15,400

Total expenses	48,501	58,164

OPERATING INCOME	31,491	10,774

OTHER (EXPENSE) INCOME:
Interest income	3,616	4,402
Interest expense	(4,226)	(4,073)
Other (expense) income	(164)	26

Total other (expense) income	(774)	355

INCOME BEFORE INCOME TAXES	30,717	11,129
INCOME TAXES	1,030	2,382

NET INCOME	$29,687	$8,747

EARNINGS PER COMMON SHARE:
BASIC	$0.31	$0.09

DILUTED	$0.31	$0.08

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	95,361	101,324

DILUTED	96,631	104,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	June 30
	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,687	$8,747
Adjustments to reconcile net income to cash flows from operating activities:
Share-based compensation	4,495	5,747
Depreciation	2,517	2,930
Other non-cash charges	1,336	1,064
Change in fair value of warrants	—	(196)
Changes in assets and liabilities:
Receivables	6,599	(11,805)
Inventory, prepaid expenses and other assets	1,845	(7,205)
Accounts payable and accrued expenses	(13,917)	(19,414)
Unearned milestone revenue	(1,552)	(6,679)
Deferred revenue	1,219	2,666
Other liabilities	130	(28)

Cash flows from operating activities	32,359	(24,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,573)	(6,462)
Sales of property, plant and equipment	7,717	—
Purchases of investments	(177,386)	(140,812)
Sales and maturities of investments	169,384	146,562

Cash flows from investing activities	(2,858)	(712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,370	5,627
Excess tax benefit from stock options	19	58
Payment of debt	(28)	(310)
Purchase of non-recourse RISPERDAL CONSTA secured 7% notes	(14,100)	—
Purchase of treasury stock	(12,580)	—

Cash flows from financing activities	(24,319)	5,375

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,182	(19,510)
CASH AND CASH EQUIVALENTS — Beginning of period	101,241	80,500

CASH AND CASH EQUIVALENTS — End of period	$106,423	$60,990

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$2,975	$3,003
Cash paid for income taxes	$160	$380
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$2,812	$3,136
Receipt of Alkermes shares to satisfy minimum withholding tax obligations related to stock based awards	$444	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Alkermes, Inc. (the “Company” or “Alkermes”) for the three months ended June 30, 2008 and 2007 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended March 31, 2008. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to present fairly the results of operations for the reported periods.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto which are contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, filed with the Securities and Exchange Commission (“SEC”).

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of Alkermes, Inc. and its wholly-owned subsidiaries: Alkermes Controlled Therapeutics, Inc.; Alkermes Europe, Ltd. and RC Royalty Sub LLC (“Royalty Sub”). The assets of Royalty Sub are not available to satisfy obligations of Alkermes and its subsidiaries, other than the obligations of Royalty Sub, including Royalty Sub’s non-recourse RISPERDAL® CONSTA® secured 7% notes (the “7% Notes”). Intercompany accounts and transactions have been eliminated.

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

New Accounting Pronouncements

In November 2007, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF No. 07-1”). EITF No. 07-1 is effective for the Company’s fiscal year beginning April 1, 2009. Adoption is on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact of the adoption of EITF No. 07-1 on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company’s fiscal year beginning April 1, 2009, and the Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended
	June 30
(In thousands)	2008	2007

Net income	$29,687	$8,747
Unrealized losses on available-for-sale securities:
Holding losses	(205)	(525)
Reclassification of unrealized losses to realized losses on available-for-sale securities	48	—

Unrealized losses on available-for-sale securities	(157)	(525)

Comprehensive income	$29,530	$8,222

3.	EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated based upon net income available to holders of common shares divided by the weighted average number of shares outstanding. For the calculation of diluted earnings per common share, the Company uses the weighted average number of common shares outstanding, as adjusted for the effect of potential outstanding shares, including stock options and stock awards.

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended
	June 30
(In thousands)	2008	2007

Numerator:
Net income	$29,687	$8,747

Denominator:
Weighted average number of common shares outstanding	95,361	101,324
Effect of dilutive securities:
Stock options	1,172	2,553
Restricted stock awards	98	314

Dilutive common share equivalents	1,270	2,867

Shares used in calculating diluted earnings per common share	96,631	104,191

The following amounts are not included in the calculation of net income per common share because their effects are anti-dilutive:

	Three Months Ended
	June 30
(In thousands)	2008	2007

Stock options	14,506	11,956
Restricted stock awards	9	—

Total	14,515	11,956

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS

At June 30, 2008 and March 31, 2008, the Company held investments of $362.2 million and $354.5 million, respectively, which were classified as available-for-sale and are carried at fair value in the Company’s condensed consolidated balance sheets. These investments include U.S. government debt securities, U.S. agency debt securities, investment grade corporate debt securities, including asset backed debt securities, student loan backed auction rate securities and strategic equity investments.

At June 30, 2008 and March 31, 2008, the Company held investments of $4.7 million, which were classified as long-term, held-to-maturity securities and were carried at amortized cost. These investments include U.S. government debt securities and corporate debt securities that are restricted and held as collateral under certain letters of credit related to certain of the Company’s lease agreements.

At June 30, 2008, the Company had gross unrealized gains of $1.8 million and gross unrealized losses of $3.2 million on its available-for-sale investments. The Company believes that the gross unrealized losses on these investments are temporary, and the Company has the intent and ability to hold these securities to recovery, which may be at maturity. For the three months ended June 30, 2008, the Company recognized less than $0.1 million in charges for other-than-temporary losses on its strategic equity investments.

At June 30, 2008, the Company had $10.0 million in investments in auction rate securities with an unrealized loss of $0.8 million. The securities represent the Company’s investment in taxable student loan revenue bonds issued by state higher education authorities which service student loans under the Federal Family Education Loan Program. The bonds were triple A rated at the date of purchase and are collateralized by student loans purchased by the authorities, which are guaranteed by state sponsored agencies and reinsured by the U.S. Department of Education. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled auction dates and the auctions subsequently failed. The Company is not able to liquidate its investments in auction rate securities until future auctions are successful, a buyer is found outside of the auction process or the bonds are redeemed by the issuer. The securities continue to pay interest at predetermined interest rates during the periods in which the auctions have failed. At June 30, 2008, the Company determined that the securities were temporarily impaired due to the length of time each security was in an unrealized loss position, the extent to which fair value was less than cost, the financial condition and near term prospects of the issuers and the guarantee agencies, and the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value.

At June 30, 2008, the Company had $8.8 million in investments in asset backed debt securities with an unrealized loss of $1.1 million. The securities represent the Company’s investment in investment grade medium term floating rate notes (“MTN”) of Aleutian Investments, LLC (“Aleutian”) and Meridian Funding Company, LLC (“Meridian”), which are qualified special purpose entities (“QSPE’s”) of Ambac Financial Group, Inc. (“Ambac”) and MBIA, Inc. (“MBIA”), respectively. Ambac and MBIA are guarantors of financial obligations and are referred to as monoline financial guarantee insurance companies. The QSPE’s, which purchase pools of assets or securities and fund the purchase through the issuance of MTN’s, have been established to provide a vehicle to access the capital markets for asset backed debt securities and corporate borrowers. The MTN’s include sinking fund redemption features which match-fund the terms of redemptions to the maturity dates of the underlying pools of assets or securities in order to mitigate potential liquidity risk to the QSPE’s. At June 30, 2008, a substantial portion of the Company’s initial investment in the Meridian MTN’s had been redeemed by MBIA though scheduled sinking fund redemptions at par value, and the first sinking fund redemption on the Aleutian MTN is scheduled for June 2009.

The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets, and the exposure of these securities to the financial condition of monoline financial guarantee

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance companies, including Ambac and MBIA. In June 2008, Ambac had its triple A rating reduced to double A by Moody’s and Standard and Poor’s (S&P), and MBIA was downgraded from triple A to single A by Moody’s and double A by S&P. Both downgrades were due to Ambac’s and MBIA’s inability to maintain triple A capital levels.

The Company may not be able to liquidate its investment in these securities before the scheduled redemptions or until trading in the securities resumes in the credit markets, which may not occur. At June 30, 2008, the Company determined that the securities had been temporarily impaired due to the length of time each security was in an unrealized loss position, the extent to which fair value was less than cost, the financial condition and near term prospects of the issuers, current redemptions made by one of the issuers and the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value or until scheduled redemption.

The Company also has warrants to purchase securities of certain publicly held companies included in its portfolio of strategic equity investments. These warrants are considered to be derivative instruments. At June 30, 2008 and March 31, 2008, the warrants had carrying values of less than $0.1 million.

5.	FAIR VALUE MEASUREMENTS

Effective April 1, 2008, the Company implemented SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations. In accordance with the provisions of FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) the Company has elected to defer implementation of SFAS No. 157 as it relates to non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until April 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, SFAS No. 157 permits the use of various valuation approaches, including market, income and cost approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

The fair value hierarchy is broken down into three levels based on the reliability of inputs. The Company has categorized its cash, cash equivalents and investments within the hierarchy as follows:

Level 1 — These valuations are based on a market approach using quoted prices in active markets for identical assets. Valuations of these products do not require a significant degree of judgment. Assets utilizing Level 1 inputs include investments in money market funds, U.S. government debt securities, U.S. agency debt securities, bank deposits and exchange-traded equity securities of certain publicly held companies;

Level 2 — These valuations are based on a market approach using quoted prices obtained from brokers or dealers for similar securities or for securities for which we have limited visibility into their trading volumes. Valuations of these products do not require a significant degree of judgment. Assets utilizing Level 2 inputs consist of investments in corporate debt securities;

Level 3 — These valuations are based on an income approach using certain inputs that are unobservable and are significant to the overall fair value measurement. Valuations of these products require a significant degree of judgment. Assets utilizing Level 3 inputs consist of investments in asset

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

backed debt securities and auction rate securities that are not currently trading. In addition, the Company holds warrants in certain publicly held companies that had an immaterial balance at June 30, 2008 and March 31, 2008 that are classified within Level 3.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

			Significant
			Other	Significant
		Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
Cash equivalents	$56,037	$56,037	$—	$—
U.S. government and agency debt securities	245,022	245,022	—	—
Corporate debt securities	103,270	4,240	99,030	—
Asset backed debt securities	7,686	—	—	7,686
Auction rate securities	9,205	—	—	9,205
Strategic equity investments	1,735	1,735	—	—

Total	$422,955	$307,034	$99,030	$16,891

The fair values of the Company’s cash equivalents and investments in U.S. government debt securities, U.S. agency debt securities and corporate debt securities are determined through observable market sources. The Company’s strategic equity investments are investments in certain publicly traded companies whose fair value is readily determinable.

The fair values of the Company’s investments in asset backed debt securities and auction rate securities are determined using certain inputs that are unobservable and significant to the overall fair value measurement. Typically, auction rate securities trade at their par value due to the short interest rate reset period and the availability of buyers or sellers of the securities at recurring auctions. However, since the security auctions have failed and fair value cannot be derived from quoted prices, the Company used a discounted cash flow model to determine the estimated fair value of its investments in auction rate securities at June 30, 2008. The Company also used a discounted cash flow model to determine the estimated fair value of its investments in asset backed debt securities at June 30, 2008, as the asset backed debt securities are not actively trading. The assumptions used in the discounted cash flow models used to determine the estimated fair value of these securities include estimates for interest rates, timing of cash flows, expected holding periods and risk adjusted discount rates, which include a provision for default and liquidity risk. The Company’s valuation analyses consider, among other items, assumptions that market participants would use in their estimates of fair value such as the collateral underlying the security, the inability to sell the investment in an active market, the creditworthiness of the issuer and any associated guarantees, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when callability features may be exercised by the issuer. These securities were also compared, where possible, to other observable market data with similar characteristics.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a rollforward of the fair value of the Company’s investments in asset backed debt securities and auction rate securities whose fair value is determined using Level 3 inputs:

Description	Fair Value
(In thousands)

Balance, April 1, 2008	$18,612
Total unrealized losses included in earnings	—
Total unrealized losses included in comprehensive income	(792)
Purchases, issuances and settlements	(929)

Balance, June 30, 2008	$16,891

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits, but does not require, entities to elect to measure selected financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings at each reporting period. The Company adopted the provisions of SFAS No. 159 on April 1, 2008 and did not elect to measure any new assets or liabilities at their respective fair values and, therefore, the adoption of SFAS No. 159 did not have an impact on its results of operations and financial position.

The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash and cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term durations.

6.	INVENTORY

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consists of the following:

	June 30,	March 31,
(In thousands)	2008	2008

Raw materials	$8,879	$8,373
Work in process	2,806	3,060
Finished goods	4,690	7,451

Total	$16,375	$18,884

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	March 31,
(In thousands)	2008	2008

Accounts payable	$4,792	$7,042
Accrued compensation	4,911	11,245
Accrued interest	2,937	2,975
Accrued restructuring — current portion	1,065	4,037
Accrued other	6,633	10,747

Total	$20,338	$36,046

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	RESTRUCTURING

In March 2008, the Company announced the decision by Eli Lilly and Company to discontinue the AIR® Insulin development program. As a result, the Company terminated approximately 150 employees and closed its commercial manufacturing facility in Chelsea, MA (the “2008 Restructuring”). In connection with the 2008 Restructuring, the Company recorded net restructuring charges of $6.9 million in the year ended March 31, 2008. At June 30, 2008, the Company had paid in cash approximately $3.0 million in connection with the 2008 Restructuring.

In June 2004, the Company and its former collaborative partner Genentech, Inc. announced the decision to discontinue commercialization of NUTROPIN DEPOT® (the “2004 Restructuring”). In connection with the 2004 Restructuring, the Company recorded charges of $11.5 million in the year ended March 31, 2005. At June 30, 2008, the Company had paid in cash, written down, recovered and made restructuring charge adjustments that aggregated approximately $11.4 million in connection with the 2004 Restructuring.

Restructuring activity during the three months ended June 30, 2008 is as follows:

	2004	2008	Total
(In thousands)	Restructuring	Restructuring	Liability

Balance, April 1, 2008	$230	$7,848	$8,078
Facility closure	(74)	(192)	(266)
Severance, continuation of benefits and outplacement services	—	(2,803)	(2,803)
Other contract losses	—	(54)	(54)

Balance, June 30, 2008	$156	$4,799	$4,955

9.	SHARE-BASED COMPENSATION

Share-based compensation expense for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended
	June 30
(In thousands)	2008	2007

Cost of goods manufactured	$429	$626
Research and development	1,588	1,851
Selling, general and administrative	2,478	3,270

Total	$4,495	$5,747

At June 30, 2008 and March 31, 2008, $0.3 million of share-based compensation cost was capitalized and recorded as Inventory in the condensed consolidated balance sheets.

10.	EXTINGUISHMENT OF DEBT

In June 2008, the Company purchased, in privately negotiated transactions, $15.0 million in original principal amount of its outstanding 7% Notes for $14.1 million. As a result of this purchase, $155.0 principal amount of the 7% Notes remains outstanding at June 30, 2008. The Company recorded a loss on the extinguishment of the notes of $0.2 million during the three months ended June 30, 2008, which was recorded as interest expense. The Company repurchased the 7% Notes at prices below face value plus accrued interest of $0.2 million, resulting in a cash outflow of $14.3 million.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	INCOME TAXES

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. At June 30, 2008, the Company determined that it is more likely than not that the deferred tax assets may not be realized and a full valuation allowance continues to be recorded.

The provision for income taxes in the amount of $1.0 million and $2.4 million for the three months ended June 30, 2008 and 2007, respectively, related to the U.S. alternative minimum tax (“AMT”). The utilization of tax loss carryforwards is limited in the calculation of AMT and as a result, a federal tax charge was recorded in the three months ended June 30, 2008 and 2007. The AMT liability is available as a credit against future tax obligations upon the full utilization or expiration of the Company’s net operating loss carryforward.

12.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

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

14.	SUBSEQUENT EVENTS

On July 1, 2008, the Company purchased, in a privately negotiated transaction, $45.0 million in original principal amount of its outstanding 7% Notes for $43.2 million. The Company repurchased the 7% Notes at a price below face value plus accrued interest of $0.8 million, resulting in a cash outflow of $44.0 million. On July 30, 2008, the Company purchased, in a privately negotiated transaction, $15.0 million in original principal amount of its outstanding 7% Notes for $14.5 million. The Company repurchased the 7% Notes at a price below face value plus accrued interest of $0.1 million, resulting in a cash outflow of $14.6 million. After these two purchases, $95.0 million principal amount of the 7% Notes remains outstanding.

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

We have funded our operations primarily with funds generated by our business operations and through public offerings and private placements of debt and equity securities, bank loans, term loans, equipment financing arrangements and payments received under research and development agreements and other agreements with collaborators. We expect to incur significant additional research and development and other costs in connection with certain collaborative arrangements and as we expand the development of our proprietary product candidates, including costs related to preclinical studies, clinical trials and facilities expansion. Our costs, including research and development costs for our product candidates and selling, marketing and promotion expenses for any future products to be marketed by us or our collaborators, if any, may exceed revenues in the future, which may result in losses from operations.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees, and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: the achievement of certain business and operating milestones and future operating results and profitability; continued revenue growth from RISPERDAL CONSTA; the successful commercialization of VIVITROL; recognition of milestone payments from our partner Cephalon, Inc. (“Cephalon”) related to the future sales of VIVITROL; recognition of milestone payments from our partner Cilag GmbH International (“Cilag”), a subsidiary of Johnson & Johnson, related to the future sales of VIVITROL in Russia and other countries in the Commonwealth of Independent States (“CIS”); the successful continuation of development activities for our programs, including exenatide once weekly; the successful manufacture of our products and product candidates, including RISPERDAL CONSTA and VIVITROL at a commercial scale, and the successful manufacture of exenatide once weekly by Amylin Pharmaceuticals, Inc. (“Amylin”); and the building of a selling and marketing infrastructure for VIVITROL by ourselves or our partner Cephalon. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) manufacturing and royalty revenues from RISPERDAL CONSTA may not continue to grow, particularly because we rely on our partner, Janssen Pharmaceutica, Inc., a division of Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica International, a division of Cilag International (together, “Janssen”), to forecast and market this product; (ii) we may be unable to manufacture RISPERDAL CONSTA in sufficient quantities and with sufficient yields to meet Janssen’s requirements or to add additional production capacity for RISPERDAL CONSTA, or unexpected events could interrupt manufacturing operations at our RISPERDAL CONSTA manufacturing facility, which is the sole source of supply for that product; (iii) we may be unable to manufacture VIVITROL economically or in sufficient quantities and with sufficient yields to meet our own requirements or the requirements of our partners Cephalon and Cilag, or add additional production capacity for VIVITROL, or unexpected events could interrupt manufacturing operations at our VIVITROL manufacturing facility, which is the sole source of supply for that product; (iv) we and/or our partner Cephalon may be unable to develop the selling and marketing capabilities, and/or infrastructure necessary to jointly support the commercialization of VIVITROL; (v) we and/or our partner Cephalon may be unable to successfully commercialize VIVITROL; (vi) Cilag may be unable to receive approval for VIVITROL for the treatment of opioid dependence in Russia and for the treatment of alcohol and opioid dependence in the other countries in the CIS; (vii) Cilag may be unable to successfully commercialize VIVITROL; (viii) VIVITROL may not produce significant revenues; (ix) due to the nature of our collaboration with Cephalon, and because we have limited selling, marketing and distribution experience, we rely primarily on our partner Cephalon to successfully commercialize VIVITROL in the United States (“U.S.”); (x) third party payors may not cover or reimburse VIVITROL; (xi) we may be unable to scale-up and manufacture our product candidates, including exenatide once weekly, ALKS 27, ALKS 29 and extended-release naltrexone, commercially or economically; (xii) we may not be able to source raw materials for our production processes from third parties; (xiii) we may not be able to successfully transfer manufacturing technology and related systems for exenatide once weekly to Amylin, and Amylin may not be able to successfully operate the manufacturing facility for exenatide once weekly; (xiv) our product candidates, if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved and, if launched, may not produce significant revenues; (xv) we rely on our partners to determine the regulatory and marketing strategies for RISPERDAL CONSTA and our other partnered, non-proprietary programs; (xvi) RISPERDAL CONSTA, VIVITROL and our product candidates in commercial use may have unintended side effects, adverse reactions or incidents of misuse and the U.S. Food and Drug Administration (“FDA”) or other health authorities could require post approval studies or require removal of our products from the market; (xvii) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (xviii) clinical trials may take more time or consume more resources than initially envisioned; (xix) results of earlier clinical trials may not necessarily be predictive of the safety and efficacy results in larger clinical trials; (xx) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials, and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed or terminated; (xxi) after the completion of clinical trials for our product candidates and the submission for marketing approval, the FDA or other health authorities could refuse to accept such filings or could request additional preclinical or clinical studies be conducted, each of which could result in significant delays or the failure of such product to receive marketing approval; (xxii) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xxiii) technological change in the biotechnology or pharmaceutical industries could render our products and/or product candidates obsolete or non-competitive; (xxiv) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xxv) we may incur losses in the future; (xxvi) we may need to raise substantial additional funding to continue research and development programs and clinical trials and other operations and could incur difficulties or setbacks in raising such funds; (xxvii) we may not repurchase additional shares of our common stock under our share repurchase program; and (xxviii) we may not be able to liquidate or otherwise recoup our investments in our asset backed debt securities and auction rate securities.

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

Product Developments

RISPERDAL CONSTA

RISPERDAL CONSTA is a long-acting formulation of risperidone, a product of Janssen. RISPERDAL CONSTA is the first and only long-acting, atypical antipsychotic to be approved by the FDA. The medication uses our proprietary Medisorb® technology to deliver and maintain therapeutic medication levels in the body through just one injection every two weeks. Schizophrenia is a brain disorder characterized by disorganized thinking, delusions and hallucinations. Studies have demonstrated that as many as 75 percent of patients with schizophrenia have difficulty taking their oral medication on a regular basis, which can lead to worsening of symptoms. Clinical data has shown that treatment with RISPERDAL CONSTA may lead to improvements in symptoms, sustained remission and decreases in hospitalization. RISPERDAL CONSTA is marketed by Janssen and is exclusively manufactured by us. RISPERDAL CONSTA was first approved by regulatory authorities in the United Kingdom (“U.K.”) and Germany in August 2002 and the FDA in October 2003. RISPERDAL CONSTA is approved in approximately 85 countries and marketed in approximately 60 countries, and Janssen continues to launch the product around the world.

In April 2008, we announced that our partner, Johnson & Johnson Pharmaceutical Research & Development, L.L.C. (“J&JPRD”), submitted a Supplemental New Drug Application (“sNDA”) for RISPERDAL CONSTA to the FDA seeking approval for adjunctive maintenance treatment to delay the occurrence of mood episodes in patients with frequently relapsing bipolar disorder (“FRBD”). FRBD is defined as four or more manic or depressive episodes in the previous year that require a doctor’s care. The condition may affect 10 to 20 percent of the 27 million people with bipolar disorder.

In May 2008, we and Janssen agreed to begin development of a four-week formulation of RISPERDAL CONSTA, which could offer patients and physicians another dosing option.

In May 2008, the results of a study sponsored by Janssen were presented at the American Psychiatric Association (“APA”) 161st Annual Meeting in Washington D.C. This twenty-four month, open-label, active-controlled, international study investigated whether treatment with Risperidone Long-Acting Injection (“RLAI”), compared with oral quetiapine when tested in a routine care setting within general psychiatric services, had an effect on long-term efficacy maintenance as measured by time to relapse in patients with schizophrenia. The results demonstrated that the average relapse-free time was significantly longer in patients treated with RLAI (607 days) compared to quetiapine (533 days) (p<0.0001). Furthermore, over the 24 month treatment period, relapse occurred in 16.5 percent of patients treated with RLAI and 31.3 percent in the quetiapine treatment arm.

In July 2008, we announced that our partner, J&JPRD, submitted a sNDA for RISPERDAL CONSTA to the FDA for approval as monotherapy in the maintenance treatment of bipolar I disorder to delay the time to occurrence of mood episodes in adults. Bipolar disorder is a brain disorder that causes unusual shifts in a person’s mood, energy and ability to function. Characterized by debilitating mood swings, from extreme highs (mania) to extreme lows (depression), bipolar I disorder affects 5.7 million, or 2.6 percent, of the American adult population in any given year. In addition to the sNDA submissions for FRBD and bipolar I disorder, in November 2007, J&JPRD submitted a sNDA for use of RISPERDAL CONSTA as a deltoid injection.

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

In April 2007, we submitted a Marketing Authorization Application (“MAA”) for VIVITROL for the treatment of alcohol dependence to regulatory authorities in the U.K. and Germany based on the single pivotal clinical study used to register VIVITROL in the U.S. In July 2008, based on feedback from the U.K. health authorities that data from a single study would not be sufficient to register VIVITROL there, we withdrew the MAA filed in the U.K. and Germany.

In December 2007, we entered into an exclusive agreement with Cilag to commercialize VIVITROL for the treatment of alcohol dependence and opioid dependence in Russia and other countries in the CIS.

In August 2008, we announced that Cilag received approval from the Russian regulatory authority to market VIVITROL for the treatment of alcohol dependence. Janssen-Cilag, an affiliate company of Cilag, will commercialize VIVITROL. We will retain exclusive development and marketing rights to VIVITROL in all markets outside the U.S., Russia and other countries in the CIS. We are responsible for manufacturing VIVITROL and will receive manufacturing fees and royalties based on product sales.

In June 2008, we initiated a randomized, multi-center registration study of VIVITROL for the treatment of opioid dependence. The multi-center study is designed to assess the efficacy and safety of VIVITROL in approximately 200 patients diagnosed with opioid dependence. The clinical data from this study will form the basis of a sNDA to the FDA for VIVITROL for the treatment of opioid dependence, a chronic brain disease.

Exenatide Once Weekly

We are collaborating with Amylin on the development of exenatide once weekly for the treatment of type 2 diabetes. Exenatide once weekly is an injectable formulation of Amylin’s BYETTA® (exenatide) which is an injection administered twice daily. Diabetes is a disease in which the body does not produce or properly use insulin. Diabetes can result in serious health complications, including cardiovascular, kidney and nerve disease. BYETTA was approved by the FDA in April 2005 as adjunctive therapy to improve blood sugar control in patients with type 2 diabetes who have not achieved adequate control on metformin and/or sulfonylurea; two commonly used oral diabetes medications. In December 2006, the FDA approved BYETTA as an add-on therapy for people with type 2 diabetes unable to achieve adequate glucose control on thiazolidinedione, a class of diabetes medications. Amylin has an agreement with Eli Lilly and Company (“Lilly”) for the development and commercialization of exenatide, including exenatide once weekly. Exenatide once weekly is being developed with the goal of providing patients with an effective and more patient-friendly treatment option.

In June 2008, we, Amylin and Lilly announced positive results from a 52-week, open-label clinical study that showed the durable efficacy of exenatide once weekly. At 52 weeks, patients taking exenatide once weekly showed an average A1C improvement of 2 percent and an average weight loss of 9.5 pounds. The study also showed that patients who switched from BYETTA injection after 30 weeks to exenatide once weekly experienced additional improvements in A1C and fasting plasma glucose. Seventy-four percent of all patients in the study achieved an endpoint of A1C of 7 percent or less at 52 weeks. Exenatide once weekly was well tolerated, with no major hypoglycemia events regardless of background therapy and nausea was predominantly mild and transient.

ALKS 29

We are developing ALKS 29, an oral compound for the treatment of alcohol dependence. In July 2007, we announced positive preliminary results from a phase 1/2 multi-center, randomized, double-blind, placebo-

controlled, eight-week study that was designed to assess the efficacy and safety of ALKS 29 in approximately 150 alcohol dependent patients. In the study, ALKS 29 was generally well tolerated and led to both a statistically significant increase in the percent of days abstinent and a decrease in drinking compared to placebo when combined with psychosocial therapy. The study endpoints included the percent of day’s abstinent, percent of heavy drinking days and number of drinks per day. Heavy drinking was defined as five or more drinks per day for men and four or more drinks per day for women. We plan to initiate additional clinical studies to support ALKS 29 during calendar year 2008.

ALKS 27

Using our AIR pulmonary technology, we are independently developing an inhaled trospium product for the treatment of chronic obstructive pulmonary disease (“COPD”). COPD is a serious, chronic disease characterized by a gradual loss of lung function. Last year, we reported positive clinical data from a phase 2a study showing that single doses of ALKS 27 demonstrated a rapid onset of action and produced a significant improvement in lung function compared to placebo. We are manufacturing clinical trial material for a phase 2 dose ranging study expected to start in the first quarter of calendar 2009.

ALKS 33

ALKS 33 is a novel opioid modulator, identified from the library of compounds in-licensed from Rensselaer Polytechnic Institute (“RPI”). These compounds represent an opportunity for us to develop important therapeutics for a broad range of diseases and medical conditions, including addiction, pain and other central nervous system disorders. In July 2008, we announced positive preclinical results for three proprietary molecules targeting opioid receptors, including ALKS 33. The study results included efficacy data from an ethanol drinking behavior model in rodents, a well-characterized model for evaluating the effects of potential therapeutics targeting opioid receptors. Results showed that single, oral doses of our novel molecules significantly reduced the ethanol drinking behavior in rodents, with an average reduction from baseline ranging from 35 percent to 50 percent for the proprietary molecules compared to 10 percent for the active control (P less than 0.05). Details from an evaluation of the in vivo pharmacology, pharmacokinetics and in vitro metabolism were also presented. Data showed that the molecules have improved metabolic stability compared to the active control when cultured with human hepatocytes (liver cells), suggesting that they are not readily metabolized by the liver. Pharmacokinetic results showed that the oral bioavailability of ALKS 33 was significantly greater than that of the active control. We are on track to file our Investigational New Drug Application (“IND”) and begin a phase 1 study of ALKS 33 in healthy volunteers by the end of calendar 2008.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2008 in the “Critical Accounting Policies” section for a discussion of our critical accounting estimates.

Results of Operations

Net income for the three months ended June 30, 2008 was $29.7 million, or $0.31 per common share — basic and diluted, as compared to net income of $8.7 million, or $0.09 per common share — basic and $0.08 per common share — diluted, for the three months ended June 30, 2007.

Revenues

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2008	2007	(Unfavorable)

Manufacturing revenue:
Risperdal Consta	$36.0	$30.2	$5.8
Vivitrol	2.6	1.3	1.3

Total manufacturing revenue	38.6	31.5	7.1

Royalty revenue	8.6	7.0	1.6
Research and development revenue under collaborative arrangements	31.4	23.4	8.0
Net collaborative profit	1.4	7.0	(5.6)

Total revenues	$80.0	$68.9	$11.1

The increase in RISPERDAL CONSTA manufacturing revenues for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was primarily due to an 18% increase in the units of RISPERDAL CONSTA shipped to Janssen. There was also a slight increase in the net sales price of RISPERDAL CONSTA in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, which was due in part to fluctuations in the exchange ratio of the U.S. dollar and the foreign currencies of the countries in which the product was sold. See Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for information on foreign currency exchange rate risk related to RISPERDAL CONSTA revenues.

Under our manufacturing and supply agreement with Janssen, we earn manufacturing revenues when product is shipped to Janssen, based on a percentage of Janssen’s estimated unit net sales price. Revenues include a quarterly adjustment from Janssen’s estimated unit net sales price to Janssen’s actual unit net sales price for product shipped. In the three months ended June 30, 2008 and 2007, our RISPERDAL CONSTA manufacturing revenues were based on an average of 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA. We anticipate that we will earn manufacturing revenues at 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA for product shipped in the fiscal year ending March 31, 2009 and beyond.

Under our collaborative arrangement with Cephalon, we bill Cephalon at cost for finished commercial product shipped to them. The increase in VIVITROL manufacturing revenues for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was due to increased manufacturing activity and shipments of VIVITROL. Manufacturing revenues for the three months ended June 30, 2007 consisted entirely of billings for idle capacity costs and no product shipments were made. VIVITROL manufacturing revenues for the three months ended June 30, 2008 and 2007 included $0.2 million and $0.1 million, respectively, of milestone revenue related to manufacturing profit on VIVITROL, which equals a 10% markup on VIVITROL cost of goods manufactured. The manufacturing profit draws down from unearned milestone revenue.

Royalty revenues for the three months ended June 30, 2008 and 2007 were related to sales of RISPERDAL CONSTA. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of RISPERDAL CONSTA in the period that the product is sold by Janssen. Royalty revenues for the three months ended June 30, 2008 and 2007 were based on RISPERDAL CONSTA sales of $343.1 million and $278.7 million, respectively. The increase in sales of RISPERDAL CONSTA for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was due in part to fluctuations in the exchange ratio of the U.S. dollar and the foreign currencies of the countries in which the product was sold. See Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for information on foreign currency exchange rate risk related to RISPERDAL CONSTA revenues.

In June 2008, we entered into an agreement with Lilly in connection with the termination of the development and license agreements and supply agreement for the development of AIR Insulin (the “AIR Insulin Termination Agreement”). Under the AIR Insulin Termination Agreement, we received $40.0 million in cash as payment for all services we had performed through the date of the AIR Insulin Termination Agreement. The increase in research and development revenue under collaborative arrangements (“R&D Revenue”) for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was primarily due to the recognition of $25.5 million of this payment as R&D revenue in the three months ended June 30, 2008. We previously recognized $14.5 million of this payment as R&D revenue in the year ended March 31, 2008. In addition, in the three months ended June 30, 2008, no revenues were earned from work we performed on construction and validation of additional VIVITROL manufacturing lines at our Ohio manufacturing facility, which were constructed under an amendment to the license and collaboration agreement and supply agreement with Cephalon, and no revenues were earned from the AIR parathyroid hormone (“PTH”) development program, which was terminated during the three months ended September 30, 2007. We do not expect to recognize any further revenues related to AIR Insulin or PTH development with Lilly.

Net collaborative profit for the three months ended June 30 consists of the following:

	Three Months Ended
	June 30,
(In millions)	2008	2007

Milestone revenue — cost recovery	$—	$5.3
Milestone revenue — license	1.3	1.3

Total milestone revenue — cost recovery and license	1.3	6.6

Payments made to Cephalon	(0.6)	(5.2)
Payments from Cephalon	0.7	5.6

Net collaborative profit	$1.4	$7.0

For the three months ended June 30, 2008 and 2007, we recognized $0 and $5.3 million, respectively, of milestone revenue — cost recovery, respectively, to offset net losses on VIVITROL that we funded. We were responsible to fund the first $124.6 million of cumulative net losses incurred on VIVITROL (the “cumulative net loss cap”). We reached this cumulative net loss cap in April 2007, at which time Cephalon became responsible to fund all net losses incurred on VIVITROL through December 31, 2007. In addition, during the three months ended June 30, 2008 and 2007, we recognized $1.3 million of milestone revenue related to the licenses provided to Cephalon to commercialize VIVITROL.

Beginning January 1, 2008, all net profits or losses earned on VIVITROL within the collaboration are divided between us and Cephalon in approximately equal shares. The net profits earned or losses incurred on VIVITROL are dependent upon end-market sales, which are difficult to predict at this time, and on the level of expenditures by both us and Cephalon in developing, manufacturing and commercializing VIVITROL, all of which is subject to change. During the three months ended June 30, 2008 and 2007, we made payments to Cephalon of $0.6 million and $5.2 million, respectively, and received payments from Cephalon of $0.7 million and $5.6 million, respectively, under the product loss sharing terms of the arrangement.

Gross sales of VIVITROL by Cephalon were $4.8 million and $4.1 million for the three months ended June 30, 2008 and 2007, respectively. Through June 30, 2008, the cumulative net losses on VIVITROL were $181.5 million, of which $72.1 million was incurred by us on behalf of the collaboration and $109.4 million was incurred by Cephalon on behalf of the collaboration.

Expenses

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2008	2007	(Unfavorable)

Cost of goods manufactured:
Risperdal Consta	$10.8	$9.1	$(1.7)
Vivitrol	3.5	1.1	(2.4)

Total cost of goods manufactured	14.3	10.2	(4.1)

Research and development	22.3	32.6	10.3
Selling, general and administrative	11.9	15.4	3.5

Total expenses	$48.5	$58.2	$9.7

The increase in cost of goods manufactured for RISPERDAL CONSTA in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was due to an increase in the number of units shipped to Janssen and an increase in the unit cost of RISPERDAL CONSTA. The increase in cost of goods manufactured for VIVITROL in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was due to an increase in the manufacturing activity and shipments of VIVITROL. During the three months ended June 30, 2008, we shipped VIVITROL to Cephalon and did not incur any idle capacity costs. During the three months ended June 30, 2007, we made no shipments of VIVITROL to Cephalon and the costs of goods manufactured consisted solely of idle capacity costs related to underutilized VIVITROL manufacturing capacity.

The decrease in research and development expenses for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was primarily due to the termination of the AIR Insulin development program and the closure of our AIR commercial manufacturing facility in March 2008 (the “2008 Restructuring”). As a result, our personnel-related costs, including share-based compensation expense, our facility related costs, including occupancy and depreciation, decreased compared to the three months ended June 30, 2007. In addition, the use of raw materials and third party packaging of the clinical drug product used during the development of the AIR Insulin development program decreased in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. In addition, no expenses were incurred on the PTH development program, which was terminated during the three months ended September 30, 2007.

A significant portion of our research and development expenses (including laboratory supplies, travel, dues and subscriptions, recruiting costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or our technologies in general. Expenses incurred to purchase specific services from third parties to support our collaborative research and development activities are tracked by project and are reimbursed to us by our partners. We generally bill our partners under collaborative arrangements using a negotiated full-time equivalent (“FTE”) or hourly rate. This rate has been established by us based on our annual budget of employee compensation, employee benefits and the billable non-project-specific costs mentioned above and is generally increased annually based on increases in the consumer price index. Each collaborative partner is billed using a negotiated FTE or hourly rate for the hours worked by our employees on a particular project, plus direct external costs, if any. We account for our research and development expenses on a departmental and functional basis in accordance with our budget and management practices.

The decrease in selling, general and administrative expenses for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was primarily due to a decrease in professional fees, consisting of legal and consulting fees, as well as decreased personnel related costs and depreciation in connection with the 2008 Restructuring, and decreased share-based compensation expense.

Other (Expense) Income

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2008	2007	(Unfavorable)

Interest income	$3.6	$4.4	$(0.8)
Interest expense	(4.2)	(4.1)	(0.1)
Other (expense) income	(0.2)	0.1	(0.3)

Total other (expense) income	$(0.8)	$0.4	$(1.2)

The decrease in interest income for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was due to lower interest rates earned during the three months ended June 30, 2008. The increase in interest expense for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was due to the debt extinguishment charge of $0.2 million we incurred in connection with the repurchase of $15.0 million original principal amount of our non-recourse RISPERDAL CONSTA secured 7% notes (the “7% Notes”) in June 2008. We expect the repurchase of these notes to save us approximately $1.0 million in interest expense during the remainder of fiscal year 2009.

Other (expense) for the three months ended June 30, 2008 consists primarily of the accretion of discounts related to restructurings and asset retirement obligations and an other-than-temporary impairment on the common stock of certain publicly held companies. Other income for the three months ended June 30, 2007 consisted primarily of income recognized on the changes in the fair value of warrants of certain publicly held companies, offset by other-than-temporary impairment losses on certain investments and the accretion of discounts related to restructurings and asset retirement obligations.

Provision for Income Taxes

			Change
	Three Months Ended June 30,		Favorable/
(In millions)	2008	2007	(Unfavorable)

Income taxes	$1.0	$2.4	$1.4

The provision for income taxes for the three months ended June 30, 2008 and 2007 related to the U.S. alternative minimum tax (“AMT”). Utilization of tax loss carryforwards is limited in the calculation of AMT. As a result, a federal tax charge was recorded in the three months ended June 30, 2008 and 2007. The current AMT liability is available as a credit against future tax obligations upon the full utilization or expiration of our net operating loss carryforward.

We do not believe that inflation and changing prices have had a material impact on our results of operations.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	June 30,	March 31,
(In millions)	2008	2008

Cash and cash equivalents	$106.4	$101.2
Investments — short-term	264.9	240.1
Investments — long-term	102.0	119.1

Total cash, cash equivalents and investments	$473.3	$460.4

Working capital	$385.4	$371.1
Outstanding borrowings — current and long-term	$147.3	$160.4

We invest in short-term and long-term investments consisting of U.S. government debt securities, U.S. agency debt securities, investment grade corporate debt securities, including asset backed debt securities, and student loan backed auction rate securities issued by major financial institutions in accordance with our documented corporate policies. Our investment objectives are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. We performed an analysis of our investment portfolio at June 30, 2008 for impairment and determined that we had a temporary impairment of $3.2 million, attributed primarily to our investments in corporate debt securities, including asset backed debt securities, and student loan backed auction rate securities, and an other-than-temporary impairment of less than $0.1 million attributed to an investment in the common stock of a certain collaborative partner. Temporary impairments are unrealized and are recorded in accumulated other comprehensive income, a component of shareholders’ equity, and other-than-temporary impairments are realized and recorded in our condensed consolidated statements of income.

At June 30, 2008, we have classified $95.6 million of our investments in securities with temporary losses as Investments — Long-Term in the accompanying condensed consolidated balance sheet, as we believe the recovery of the losses will extend beyond one year and we have the intent and ability to hold the investments to recovery, which may be maturity.

We have funded our operations primarily with funds generated by our business operations and through public offerings and private placements of debt and equity securities, bank loans, term loans, equipment financing arrangements and payments received under research and development agreements and other agreements with collaborators. We expect to incur significant additional research and development and other costs in connection with collaborative arrangements and as we expand the development of our proprietary product candidates, including costs related to preclinical studies, clinical trials and facilities expansion. Our costs, including research and development costs for our product candidates and sales, marketing and promotional expenses for any future products to be marketed by us or our collaborators, if any, may exceed revenues in the future, which may result in losses from operations. We believe that our current cash and cash equivalents and short-term investments, combined with our unused equipment lease line, anticipated interest income and anticipated revenues will generate sufficient cash flows to meet our anticipated liquidity and capital requirements through at least June 30, 2009.

Operating Activities

Cash provided by operating activities was $32.4 million and cash used in operations was $24.2 million in the three months ended June 30, 2008 and 2007, respectively. Cash flows from operating activities in the three months ended June 30, 2008 increased over the three months ended June 30, 2007 due to increased net income primarily from the $25.5 million in revenue we recognized under the AIR Insulin Termination Agreement, increased collections on receivables and changes in other working capital accounts.

Investing Activities

Cash used in investing activities was $2.9 million and $0.7 million in the three months ended June 30, 2008 and 2007, respectively. During the three months ended June 30, 2008, we made net purchases of investments of $8.0 million and purchased $2.6 million in property, plant and equipment, which was partially offset by $7.7 million in cash we received on the sale of certain equipment to a collaborative partner. During the three months ended June 30, 2007, we made net sales of investments of $5.8 million and purchased $6.5 million in property, plant and equipment.

Financing Activities

Cash used in financing activities was $24.3 million and cash provided by financing activities was $5.4 million for the three months ended June 30, 2008 and 2007, respectively. In the three months ended June 30, 2008, we used $14.1 million to repurchase a portion of our outstanding 7% Notes and $12.6 million to repurchase our common stock under our publicly announced stock repurchase program. These cash payments were partially offset by $2.4 million of cash provided from the issuance of common stock in connection with the exercise of employee stock options. In the three months ended June 30, 2007, we received cash of $5.6 million from the issuance of common stock in connection with the exercise of employee stock options.

Borrowings

At June 30, 2008, our borrowings consisted primarily of our 7% Notes which had a carrying value of $147.3 million. We are currently making interest payments on the 7% Notes, with principal payments scheduled to begin in fiscal 2010. In June 2008, we purchased $15.0 million principal amount of the 7% Notes for $14.1 million. As a result of the repurchase, we recorded a loss on the extinguishment of the notes of $0.2 million during the three months ended June 30, 2008.

In July 2008, we purchased, in two separate privately negotiated transactions, $45.0 million and $15.0 million in original principal amount of our outstanding 7% Notes for $43.2 million and $14.5 million, respectively. As a result of the purchases, $95.0 principal amount of the 7% Notes remains outstanding, and we will save approximately $11.2 million in interest payments over the remaining life of the 7% notes.

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

Our capital expenditures have been financed to date primarily with proceeds from bank loans and the sales of debt and equity securities. We have an arrangement with General Electric Capital Corporation (“GE”) for an equipment lease line that provides us with the ability to finance up to $18.3 million of new equipment purchases. The equipment financing would be secured by the purchased equipment and will be subject to a financial covenant and this lease line expires in December 2008. At June 30, 2008, there were no amounts outstanding under this lease line.

Capital expenditures are expected in the range from $5.0 million to $6.0 million for the year ending March 31, 2009.

Contractual Obligations

With the exception of the repurchases of our 7% notes, discussed above under Borrowings, and in Notes 10 and 14 to the accompanying Condensed Consolidated Financial Statements, the contractual cash obligations disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008 have not changed materially since the date of that report.

Off-Balance Sheet Arrangements

As of June 30, 2008, we were not a party to any off-balance sheet financing arrangements, other than operating leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We hold financial instruments in our investment portfolio that are sensitive to market risks. Our investment portfolio, excluding warrants and equity securities we hold in connection with our collaborations and licensing activities, is used to preserve capital until it is required to fund operations. Our held-to-maturity investments are restricted and are held as collateral under certain letters of credit related to our lease agreements. Our short-term and long-term investments consist of U.S. government debt securities, U.S. agency debt securities, investment grade corporate debt securities, including asset backed debt securities, and auction rate securities. These debt securities are: (i) classified as available-for-sale; (ii) are recorded at fair value; and (iii) are subject to interest rate risk, and could decline in value if interest rates increase. Fixed rate interest securities may have their market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to a fall in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However, because we classify our investments in debt securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10%, our interest income would change by approximately $1.5 million over an annual period. Due to the conservative nature of our short-term and long-term investments and our investment policy, we do not believe that we have a material exposure to interest rate risk. Although our investments are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

We hold investments in auction rate securities with a cost of $10.0 million, which invest in taxable student loan revenue bonds issued by state higher education authorities which service student loans under the Federal Family Education Loan Program. The bonds were triple A rated at the date of purchase and are collateralized by student loans purchased by the authorities which are guaranteed by state sponsored agencies and reinsured by the U.S. Department of Education. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. Each of these securities had been subject to auction processes for which there had been insufficient bidders on the scheduled auction dates and the auctions subsequently failed. We are not able to liquidate our investments in auction rate securities until future auctions are successful, a buyer is found outside of the auction process or the notes are redeemed by the issuer. The securities continue to pay interest at predetermined interest rates during the periods in which the auctions have failed.

Typically, auction rate securities trade at their par value due to the short interest rate reset period and the availability of buyers or sellers of the securities at recurring auctions. However, since the security auctions have failed and fair value cannot be derived from quoted prices, we used a discounted cash flow model to determine the estimated fair value of the securities at June 30, 2008. Our valuation analyses consider, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when callability features may be exercised by the issuer. These securities were also compared, where possible, to other observable market data with similar characteristics to the securities held by us. Based upon this methodology, we have recorded an unrealized loss related to our auction rate securities of approximately $0.8 million to accumulated other comprehensive income at June 30, 2008. We believe there are several significant assumptions that are utilized in our valuation analysis, the two most critical of which are the discount rate and the average expected term. Holding all other factors constant, if we were to increase the discount rate utilized in our valuation analysis by 50 basis points (one-half of a percentage point), this change would have the effect of reducing the fair value of our auction rate securities by approximately $0.2 million at

June 30, 2008. Similarly, holding all other factors constant, if we were to increase the average expected term utilized in our fair value calculation by one year, this change would have the effect of reducing the fair value of our auction rate securities by approximately $0.1 million at June 30, 2008.

At June 30, 2008, we determined that the securities had been temporarily impaired due to the length of time each security was in an unrealized loss position, the extent to which fair value was less than cost, financial condition and near term prospects of the issuers and our intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value. We do not expect the estimated fair value of these securities to decrease significantly in the future unless credit market conditions deteriorate significantly.

We hold investments in asset backed debt securities with a cost of $8.8 million in investment grade medium term floating rate notes (“MTN”) of Aleutian Investments, LLC (“Aleutian”) and Meridian Funding Company, LLC (“Meridian”), which are qualified special purpose entities (“QSPE”) of Ambac Financial Group, Inc. (“Ambac”) and MBIA, Inc. (“MBIA”), respectively. Ambac and MBIA are guarantors of financial obligations and are referred to as monoline financial guarantee insurance companies. The QSPE’s, which purchase pools of assets or securities and fund the purchase through the issuance of MTN’s, have been established to provide a vehicle to access the capital markets for asset backed debt securities and corporate borrowers. The MTN’s include a sinking fund redemption feature which match-fund the terms of redemptions to the maturity dates of the underlying pools of assets or securities in order to mitigate potential liquidity risk to the QSPE’s. At June 30, 2008, a substantial portion of our initial investment in the Meridian MTN’s had been redeemed by MBIA through scheduled sinking fund redemptions at par value, and the first sinking fund redemption on the Aleutian MTN is scheduled for June 2009.

The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets, and the exposure of these securities to the financial condition of monoline financial guarantee insurance companies, including Ambac and MBIA. In June 2008, Ambac had its triple A rating reduced to double A by Moody’s and Standard and Poor’s (S&P), and MBIA was downgraded from triple A to single A by Moody’s and double A by S&P. Both downgrades were due to Ambac’s and MBIA’s inability to maintain triple A capital levels.

We may not be able to liquidate our investment in the securities before the scheduled redemptions or until trading in the securities resumes in the credit markets, which may not occur. Because the MTN’s are not actively trading in the credit markets and fair value cannot be derived from quoted prices, we used a discounted cash flow model to determine the estimated fair value of the securities at June 30, 2008. Our valuation analyses consider, among other items, assumptions that market participants would use in their estimates of fair value such as the collateral underlying the security, the creditworthiness of the issuer and the associated guarantees by Ambac and MBIA, the timing of expected future cash flows, including whether the callability features of these investments may be exercised by the issuer. Based upon this methodology, we have an unrealized loss related to these asset backed debt securities of approximately $1.1 million in accumulated other comprehensive income at June 30, 2008. We believe there are several significant assumptions that are utilized in our valuation analysis, the two most critical of which are the discount rate and the average expected term. Holding all other factors constant, if we were to increase the discount rate utilized in our valuation analysis by 50 basis points (one-half of a percentage point), this change would have the effect of reducing the fair value of these asset backed debt securities by approximately $0.1 million at June 30, 2008. Similarly, holding all other factors constant, if we were to assume that the expected term of these securities was the full contractual maturity, which could be through the year 2012, this change would have the effect of reducing the fair value of these asset back securities by approximately $0.8 million at June 30, 2008.

At June 30, 2008, we determined that the securities had been temporarily impaired due to the length of time each security was in an unrealized loss position, the extent to which fair value was less than cost, the financial condition and near term prospects of the issuers and our intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value or until scheduled redemption. We do not expect the estimated fair value of these securities to decrease significantly in the future unless credit market conditions deteriorate significantly or the credit ratings of the issuers is downgraded.

We also hold warrants to purchase the equity securities of certain publicly held companies that are considered derivative instruments and are recorded at fair value. These securities are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of warrants due to the difference between the market interest rate and the rate at the date of purchase. A 10% increase or decrease in market interest rates would not have a material impact on our consolidated financial statements.

At June 30, 2008, the fair value of our 7% Notes approximated the carrying value. The interest rate on these notes, and our capital lease obligations, are fixed and therefore not subject to interest rate risk.

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

(a)	Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) at June 30, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at June 30, 2008, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Change in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Please see the Legal Proceedings section of our Annual Report on Form 10-K for the year ended March 31, 2008 for more information on litigation to which we are a party.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our stock repurchase activity for the three months ended June 30, 2008 is as follows:

				Approximate Dollar
			Total	Value of Shares
			Number of Shares	that May Yet
	Total Number	Average	Purchased as	be Purchased
	of Shares	Price Paid	Part of a Publicly	Under the
Period	Purchased(a)	per Share	Announced Program(a)	Program
	(In millions)

April 1 through April 30	—	$—	—	$81.6
May 1 through May 31	—	$—	—	$81.6
June 1 through June 30	1,038,455	$12.11	1,038,455	$109.1

Total	1,038,455	$12.11	1,038,455

(a)	In November 2007, our board of directors authorized a program to repurchase up to $175.0 million of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We publicly announced the share repurchase program in our press release dated November 21, 2007. In June 2008, the board of directors authorized the expansion of this repurchase program by an additional $40.0 million, bringing the total authorization under this program to $215.0 million. We publicly announced the expansion of the repurchase program in our press release dated June 16, 2008.

In addition to the stock repurchases above, during the three months ended June 30, 2008, we acquired, by means of net share settlements, 34,949 shares of Alkermes common stock, at an average price of $12.70 per share, related to the vesting of employee stock awards to satisfy withholding tax obligations.

Item 5.	Other Information

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended June 30, 2008, Mr. Michael A. Wall and Mr. Robert A. Breyer, directors of the Company, and Ms. Kathryn L. Biberstein, an executive officer of the Company, entered into trading plans in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

Item 6.	Exhibits

(a) List of Exhibits:

Exhibit
No.

10	.1†	Alkermes Fiscal Year 2009 Reporting Officer Performance Pay plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on May 16, 2008).
31.1		Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
31.2		Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Indicates a management contract or any compensatory plan, contract or arrangement.

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
James M. Frates
Senior Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)

Date: August 7, 2008

EXHIBIT INDEX

Exhibit
No

10	.1†	Alkermes Fiscal Year 2009 Reporting Officer Performance Pay plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on May 16, 2008).
31.1		Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
31.2		Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Indicates a management contract or any compensatory plan, contract or arrangement.