Form 10-K
period 2009-03-31
ALKERMES INC
filed 2009-05-28
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-14131

ALKERMES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania State or other jurisdiction of incorporation or organization	23-2472830 (I.R.S. Employer Identification No.)
88 Sidney Street, Cambridge, MA (Address of principal executive offices)	02139-4234 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of September 30, 2008 (the last business day of the second fiscal quarter) the aggregate market value of the 93,002,448 outstanding shares of voting and non-voting common equity held by non-affiliates of the registrant was $1,236,932,558. Such aggregate value was computed by reference to the closing price of the common stock reported on the NASDAQ Stock Market on September 30, 2008.

As of May 20, 2009, 94,525,706 shares of the Registrant’s common stock were issued and outstanding and 382,632 shares of the Registrant’s non-voting common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed within 120 days after March 31, 2009 for the Registrant’s Annual Shareholders’ Meeting are incorporated by reference into Part III of this Report on Form 10-K.

ALKERMES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2009

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

General

Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we”, “our” or the “Company”) is a fully integrated biotechnology company committed to developing innovative medicines to improve patients’ lives. We developed, manufacture and commercialize VIVITROL® for alcohol dependence and manufacture RISPERDAL® CONSTA® for schizophrenia and bipolar disorder. Our robust pipeline includes extended-release injectable, pulmonary and oral products for the treatment of prevalent, chronic diseases, such as central nervous system disorders, addiction and diabetes. We have research facilities in Massachusetts and a commercial manufacturing facility in Ohio. We announced in April 2009 that we will move our corporate headquarters from Cambridge, Massachusetts, to Waltham, Massachusetts in early calendar 2010.

Our Strategy

We leverage our formulation expertise and drug development technologies to develop, both with partners and on our own, innovative and competitively advantaged drug products that can enhance patient outcomes in major therapeutic areas. We enter into select collaborations with pharmaceutical and biotechnology companies to develop significant new product candidates, based on existing drugs and incorporating our technologies. In addition, we apply our innovative formulation expertise and drug development capabilities to create our own new, proprietary pharmaceutical products. Each of these approaches is discussed in more detail in “Products and Development Programs.”

Products and Development Programs

RISPERDAL CONSTA

RISPERDAL CONSTA is a long-acting formulation of risperidone, a product of Janssen Pharmaceutica, Inc., a division of Ortho-McNeil-Janssen Pharmaceuticals, Inc., and Janssen Pharmaceutica International, a division of Cilag International (together “Janssen”), and is the first and only long-acting, atypical antipsychotic approved by the United States (“U.S.”) Food and Drug Administration (“FDA”). The medication uses our proprietary Medisorb® technology to deliver and maintain therapeutic medication levels in the body through just one injection every two weeks. RISPERDAL CONSTA is marketed by Janssen and is exclusively manufactured by us. RISPERDAL CONSTA was first approved by regulatory authorities in the United Kingdom (“UK”) and Germany in August 2002 and by the FDA in October 2003. RISPERDAL CONSTA is approved for the treatment of schizophrenia in approximately 85 countries and marketed in approximately 60 countries, and Janssen continues to launch the product around the world. In the U.S., RISPERDAL CONSTA is also approved for the treatment of bipolar I disorder.

Schizophrenia is a brain disorder characterized by disorganized thinking, delusions and hallucinations. Studies have demonstrated that as many as seventy-five percent of patients with schizophrenia have difficulty taking their oral medication on a regular basis, which can lead to worsening of symptoms. Clinical data has shown that treatment with RISPERDAL CONSTA may lead to improvements in symptoms, sustained remission and decreases in hospitalization in patients with schizophrenia. Bipolar disorder is a brain disorder that causes unusual shifts in a person’s mood, energy and ability to function. It is often characterized by debilitating mood swings, from extreme highs (mania) to extreme lows (depression). Bipolar I disorder is characterized based on the occurrence of at least one manic episode, with or without the occurrence of a major depressive episode. Clinical data has shown that RISPERDAL CONSTA significantly delayed the time to relapse compared to placebo treatment in patients with bipolar disorder.

In April 2008, we announced that our partner, Johnson & Johnson Pharmaceutical Research & Development, L.L.C. (“J&JPRD”), submitted a supplemental New Drug Application (“sNDA”) for RISPERDAL CONSTA to the FDA seeking approval for adjunctive therapy to lithium or valproate in the maintenance treatment of bipolar I disorder.

In May 2008, the results of a study sponsored by Janssen were presented at the American Psychiatric Association (“APA”) 161st Annual Meeting in Washington D.C. The 24-month, open-label, active-controlled, international study compared treatment with RISPERDAL CONSTA to that of SEROQUEL® (quetiapine) among patients with schizophrenia and other related disorders. The results demonstrated that in longer-term maintenance therapy, the average relapse-free time was significantly longer in patients treated with RISPERDAL CONSTA (607 days) compared to quetiapine (533 days) (p<0.0001). Furthermore, over the 24-month treatment period, relapse occurred in 16.5 percent of patients treated with RISPERDAL CONSTA and 31.3 percent of patients treated with quetiapine. Both RISPERDAL CONSTA and quetiapine had generally comparable safety profiles.

In July 2008, we announced that J&JPRD submitted a sNDA for RISPERDAL CONSTA to the FDA for approval as monotherapy in the maintenance treatment of bipolar I disorder to delay the time to occurrence of mood episodes in adults.

In October 2008, the FDA approved the deltoid muscle of the arm as a new injection site for RISPERDAL CONSTA. RISPERDAL CONSTA was previously approved as a gluteal injection only.

In January 2009, we announced that J&JPRD initiated a phase 1, single-dose, open-label study of a four-week long-acting injectable formulation of risperidone for the treatment of schizophrenia. The study is designed to assess the pharmacokinetics, safety and tolerability of a gluteal injection of this risperidone formulation in approximately 26 patients diagnosed with chronic, stable schizophrenia.

In April 2009, we announced that Janssen received approval from the Pharmaceuticals and Medical Devices Agency in Japan to market RISPERDAL CONSTA for the treatment of schizophrenia. RISPERAL CONSTA is the first long-acting atypical antipsychotic to be approved in Japan.

In May 2009, the FDA approved RISPERDAL CONSTA for use as both a monotherapy and adjunctive therapy to lithium or valproate in the maintenance treatment of bipolar I disorder. Bipolar disorder is a brain disorder that causes unusual shifts in a person’s mood, energy and ability to function. It is often characterized by debilitating mood swings from extreme highs (mania) to extreme lows (depression). Type I bipolar disorder is characterized based on the occurrence of at least one manic episode, with or without the occurrence of a major depressive episode, and affects approximately one percent of the American adult population in any given year.

In May 2009, the results of studies sponsored by Janssen were presented at the APA 162nd Annual Meeting in San Francisco, CA. According to two new studies, the use of RISPERDAL CONSTA) may improve clinical and functional outcomes and reduce rates of rehospitalization among patients with schizophrenia. In an analysis of two prospective, observational two-year studies conducted in the U.S. and three other countries, RISPERDAL CONSTA consistently and significantly improved clinical and functional outcomes for patients with schizophrenia. Data were collected at baseline and at three-month intervals up to 24 months, and included the Clinical Global Impression of Illness Severity (CGI-S), which measures clinical effectiveness outcomes, the Global Assessment of Functioning (GAF), and healthcare resource utilization. Patients were enrolled in the U.S. (N=532), Spain (N=1345), Australia (N=784) and Belgium (N=408). A separate study also showed that maintenance therapy with RISPERDAL CONSTA significantly delayed the time to relapse compared to placebo in patients with bipolar I disorder.

VIVITROL

VIVITROL is an extended-release Medisorb formulation of naltrexone developed by Alkermes. VIVITROL is the first and only once-monthly injectable medication for the treatment of alcohol dependence. Alcohol dependence is a serious and chronic brain disease characterized by cravings for alcohol, loss of control over drinking, withdrawal symptoms and an increased tolerance for alcohol. Adherence to medication is particularly challenging with this patient population. In clinical trials, when used in combination with psychosocial support, VIVITROL was shown to reduce the number of drinking days and heavy drinking days and to prolong abstinence in patients who abstained from alcohol the week prior to starting treatment. Each injection of VIVITROL provides medication for one month and alleviates the need for patients to make daily medication dosing decisions. VIVITROL was approved by the FDA in April 2006 and was launched in June 2006. In August 2008, the Russian regulatory authorities approved VIVITROL for the treatment of alcohol dependence. Our collaborator, Cilag GmbH International (“Cilag”), a subsidiary of Johnson & Johnson, launched VIVITROL in Russia in March 2009. The VIVITROL collaboration with Cilag is described in greater detail in the “Collaborative Arrangements” section of Item 1.

We are also developing VIVITROL for the treatment of opioid dependence, a serious and chronic brain disease characterized by compulsive, prolonged-self administration of opioid substances that are not used for a medical purpose. In June 2008, we initiated a randomized, multi-center registration study of VIVITROL in Russia for the treatment of opioid dependence. The study is designed to assess the efficacy and safety of VIVITROL in more than 250 opioid dependent patients. The clinical data from this study may form the basis of a sNDA to the FDA for VIVITROL for the treatment of opioid dependence. In April 2009, we completed enrollment for this registration study. We expect data from the study to be available in late calendar 2009.

In November 2008, we and Cephalon, Inc. (“Cephalon”) agreed to end the collaboration for the development, supply and commercialization of certain products, including VIVITROL in the U.S., effective December 1, 2008 (the “Termination Date”), and we assumed the risks and responsibilities for the marketing and sale of VIVITROL in the U.S. We paid Cephalon $16.0 million for title to two partially completed VIVITROL manufacturing lines, and we received $11.0 million from Cephalon as payment to fund their share of estimated VIVITROL product losses during the one-year period following the Termination Date. As of the Termination Date, Cephalon is no longer responsible for the marketing and sale of VIVITROL in the U.S., and we are responsible for all VIVITROL profits or losses. Cephalon has no rights to royalty payments on future sales of VIVITROL. In order to facilitate the full transfer of all commercialization of VIVITROL to us, Cephalon, at our option and on our behalf, has agreed to perform certain transition services until May 31, 2009 at a full-time equivalent (“FTE”) rate agreed to by the parties. The VIVITROL collaboration with Cephalon is described in greater detail in the “Collaborative Arrangements” section of Item 1.

Exenatide Once Weekly

We are collaborating with Amylin Pharmaceuticals, Inc. (“Amylin”) on the development of exenatide once weekly for the treatment of type 2 diabetes. Exenatide once weekly is an injectable formulation of Amylin’s BYETTA® (exenatide). BYETTA is an injection administered twice daily. Diabetes is a disease in which the body does not produce or properly use insulin. Diabetes can result in serious health complications, including cardiovascular, kidney and nerve disease. BYETTA was approved by the FDA in April 2005 as adjunctive therapy to improve blood sugar control in patients with type 2 diabetes who have not achieved adequate control on metformin and/or a sulfonylurea, which are commonly used oral diabetes medications. In December 2006, the FDA approved BYETTA as an add-on therapy for people with type 2 diabetes unable to achieve adequate glucose control on thiazolidinediones, a class of diabetes medications. Amylin has an agreement with Eli Lilly and Company (“Lilly”) for the development and commercialization of exenatide, including exenatide once weekly. Exenatide once weekly is being developed with the goal of providing patients with an effective and more patient-friendly treatment option.

In June 2008, we, Amylin and Lilly announced positive results from a 52-week, open-label clinical study (“DURATION-1 study”) that showed the durable efficacy of exenatide once weekly. At 52 weeks, patients taking exenatide once weekly showed an average A1C improvement of 2 percent and an average weight loss of 9.5 pounds. The study also showed that patients who switched from BYETTA injection after 30 weeks to exenatide once weekly experienced additional improvements in A1C and fasting plasma glucose. Seventy-four percent of all patients in the study achieved an endpoint of A1C of 7 percent or less at 52 weeks. Exenatide once weekly was generally well tolerated, with no major hypoglycemia events regardless of background therapy and nausea was predominantly mild and transient.

In March 2009, we, Amylin and Lilly reported positive results from a 26-week, double-blind superiority study that compared exenatide once weekly to sitagliptin or pioglitazone (“DURATION-2 study”). Data from the study showed that after completing 26 weeks of treatment, evaluable patients randomized to exenatide once weekly experienced a statistically significant reduction in A1C of 1.7 percentage points from baseline, compared to a reduction of 1.0 percentage point for sitagliptin and 1.4 percentage points for pioglitazone. Treatment with exenatide once weekly also produced statistically significant differences in weight, with weight loss of 6.2 pounds at 26 weeks, compared with a loss of 1.9 pounds for sitagliptin, and a weight gain of 7.4 pounds for pioglitazone. There was no major hypoglycemia in any treatment group. The most frequently reported adverse events among exenatide once weekly and sitagliptin users were nausea and diarrhea. Upper respiratory tract infection and peripheral edema were the most frequently reported events by patients receiving pioglitazone.

In May 2009, Amylin submitted a New Drug Application (“NDA”) to the FDA for the treatment of type 2 diabetes. Additional studies designed to demonstrate the superiority of exenatide once weekly are ongoing.

ALKS 33

ALKS 33 is a novel opioid modulator, identified from the library of compounds in-licensed from Rensselaer Polytechnic Institute (“RPI”). These compounds represent an opportunity for us to develop important therapeutics for a broad range of diseases and medical conditions, including addiction, pain and other nervous system disorders. In July 2008, we announced positive preclinical results for ALKS 33. The study results included efficacy data from an ethanol drinking behavior model in rodents, a well-characterized model for evaluating the effects of potential therapeutics targeting opioid receptors. Results showed that single, oral doses of our novel molecules significantly reduced the ethanol drinking behavior in rodents, with an average reduction from baseline ranging from 35 percent to 50 percent for the proprietary molecules compared to 10 percent for the naltrexone control arm. Details from an evaluation of the in vivo pharmacology, pharmacokinetics and in vitro metabolism were also presented. Data showed that the molecules have improved metabolic stability compared to the naltrexone control arm when cultured with human hepatocytes (liver cells), suggesting that they are not readily metabolized by the liver, a unique advantage over existing oral therapies for addiction. Pharmacokinetic results showed that the oral bioavailability of ALKS 33 was significantly greater than that of the active control.

In April 2009, we reported positive results from a phase 1 randomized, double-blind, placebo-controlled study for ALKS 33 in healthy volunteers. The study was designed to assess the pharmacokinetics, safety and tolerability of ALKS 33 following single oral administration at escalating dose levels. ALKS 33 demonstrated rapid oral absorption, high plasma concentrations and duration of action that supports once daily dosing. The study results are consistent with previous findings that ALKS 33 is not metabolized by the liver, a unique advantage over existing oral therapies for addiction. ALKS 33 was generally well tolerated during the study. Based on these preliminary results, we expect to initiate a phase 2 study of ALKS 33 in the second half of calendar 2009.

ALKS 29

We are developing ALKS 29, an oral combination therapy for the treatment of alcohol dependence. ALKS 29 is a co-formulation of ALKS 33, a proprietary opioid modulator, and baclofen, an FDA-approved muscle relaxant and antispasmodic therapeutic. Research suggests that baclofen may attenuate the compulsive component of alcohol dependence. As a co-formulation of ALKS 33 and baclofen, ALKS 29 is designed to address both the compulsive and impulsive components of alcohol dependence.

In April 2009, we reported positive data from a phase 1, open-label crossover study of a proprietary extended-release formulation of baclofen. The study was designed to assess the pharmacokinetics, safety and tolerability of an extended-release formulation of baclofen compared to the currently marketed formulation of baclofen. Data from the study showed that our baclofen-only formulation demonstrated a favorable pharmacokinetic profile compared to the currently marketed formulation and was generally well tolerated.

ALKS 27

Using our AIR® pulmonary technology, we are developing an inhaled trospium product for the treatment of chronic obstructive pulmonary disease (“COPD”). COPD is a serious, chronic disease characterized by a gradual loss of lung function. In February 2009, we initiated a phase 2a study of ALKS 27 designed to assess the efficacy, safety, tolerability and pharmacokinetics of ALKS 27 in patients with COPD. In this randomized, double-blind, cross-over, placebo-controlled study, patients will receive single administrations of three doses of ALKS 27 and placebo, each separated by a wash out period. The efficacy of ALKS 27 will be evaluated based on improvements in pulmonary function in patients with COPD, as measured by FEV1, a commonly used measure of lung function. In addition, the phase 2a study will explore the safety, tolerability and effects of ALKS 27 in combination with formoterol fumarate inhalation powder, a long-acting beta agonist (“LABA”) already approved for the treatment of COPD. All patients will receive the combination dose following the randomized, double-blind, placebo-controlled portion of the study. Research indicates that LABAs and muscarinic receptor antagonists, such as ALKS 27, may have a synergistic effect on improving symptoms in patients with COPD by acting on complementary pathways. We expect to report top-line results from the full study in the second half of calendar 2009.

ALKS 36

We are developing ALKS 36, a co-formulation of an opioid analgesic and RDC-1036, a novel oral, peripherally-acting opioid antagonist, for the treatment of pain. Research indicates that a high percentage of patients receiving opioids are likely to experience side effects affecting gastrointestinal motility. A pain medication that does not inhibit gastrointestinal motility could provide an advantage over current therapies.

In November 2008, we announced positive preclinical data demonstrating that RDC-1036 was effective in reversing opioid effects on gastrointestinal motility. Data also showed that oral administration of RDC-1036 had greater efficacy at a lower dose and for an extended period of time compared to an active comparator, methylnaltrexone. Based on these positive preclinical results, we expect to initiate a phase 1 study of RDC-1036 in the second half of calendar 2009.

Collaborative Arrangements

Our business strategy includes forming collaborations to develop and commercialize our products and, in so doing, access technological, financial, marketing, manufacturing and other resources. We have entered into several collaborative arrangements, as described below.

Janssen

Under a product development agreement, we collaborated with Janssen on the development of RISPERDAL CONSTA. Under the development agreement, Janssen provided funding to us for the development of RISPERDAL CONSTA, and Janssen is responsible for securing all necessary regulatory approvals for the product. RISPERDAL CONSTA has been approved in approximately 85 countries. RISPERDAL CONSTA has been launched in approximately 60 countries, including the U.S. and several major international markets. We exclusively manufacture RISPERDAL CONSTA for commercial sale. In addition, we and Janssen entered into an agreement to work to develop a four week formulation of risperidone.

Under license agreements, we granted Janssen and an affiliate of Janssen exclusive worldwide licenses to use and sell RISPERDAL CONSTA. Under our license agreements with Janssen, we record royalty revenues equal to 2.5 percent of Janssen’s net sales of RISPERDAL CONSTA in the quarter when the product is sold by Janssen. Janssen can terminate the license agreements upon 30 days prior written notice to us.

Under our manufacturing and supply agreement with Janssen, we record manufacturing revenues when product is shipped to Janssen, based on 7.5 percent of Janssen’s net unit sales price for RISPERDAL CONSTA for the calendar year.

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

Cephalon

In June 2005, we entered into a license and collaboration agreement and supply agreement with Cephalon, later amended in October 2006 (together the “Agreements”) to jointly develop, manufacture and commercialize extended-release forms of naltrexone, including VIVITROL (the “product” or “products”), in the U.S. Under the terms of the Agreements, we provided Cephalon with a co-exclusive license to use and sell the product in the U.S. and a non-exclusive license to manufacture the product under certain circumstances, with the ability to sublicense. We were responsible for obtaining marketing approval for VIVITROL in the U.S. for the treatment of alcohol dependence, which we received from the FDA in April 2006, for completing the first VIVITROL manufacturing line and manufacturing the product. The companies shared responsibility for additional development of the products, and also shared responsibility for developing the commercial strategy for the products. Cephalon had primary responsibility for the commercialization, including distribution and marketing, of the products in the U.S., and we supported this effort with a team of managers of market development. Cephalon paid us an aggregate of $274.6 million in nonrefundable milestone payments related to the Agreements and we were responsible to fund the first $124.6 million of cumulative net losses incurred on VIVITROL.

In November 2008, we and Cephalon agreed to end the collaboration for the development, supply and commercialization of certain products, including VIVITROL in the U.S., effective on the Termination Date, and we assumed the risks and responsibilities for the marketing and sale of VIVITROL in the U.S. We paid Cephalon $16.0 million for title to two partially completed VIVITROL manufacturing lines, and we received $11.0 million from Cephalon as payment to fund their share of estimated VIVITROL product losses during the one-year period following the Termination Date. As of the Termination Date, we were responsible for all VIVITROL profits or losses and Cephalon has no rights to royalty payments on future sales of VIVITROL. In order to facilitate the full transfer of all commercialization of VIVITROL to us, Cephalon, at our option and on our behalf, has agreed to perform certain transition services until May 31, 2009 at an FTE rate agreed to by the parties.

Cilag

In December 2007, we entered into a license and commercialization agreement with Cilag to commercialize VIVITROL for the treatment of alcohol dependence and opioid dependence in Russia and other countries in the Commonwealth of Independent States (“CIS”). Under the terms of the agreement, Cilag has primary responsibility for securing all necessary regulatory approvals for VIVITROL and Janssen-Cilag, an affiliate of Cilag, commercializes the product. We are responsible for the manufacture of VIVITROL and receive manufacturing and royalty revenues based upon product sales.

In August 2008, Cilag paid us a nonrefundable payment of $1.0 million upon achieving regulatory approval of VIVITROL for the treatment of alcohol dependence in Russia. Cilag previously paid us $5.0 million in nonrefundable payments and could pay us up to an additional $33.0 million upon the receipt of regulatory approvals for the product, the occurrence of certain agreed-upon events and the achievement of certain VIVITROL sales levels.

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

In October 2005, we amended our existing development and license agreement with Amylin, and reached agreement regarding the construction of a manufacturing facility for exenatide once weekly and certain technology transfer related thereto. In December 2005, Amylin purchased a facility for the manufacture of exenatide once weekly and began construction in early calendar year 2006. Amylin is responsible for all costs and expenses associated with the design, construction and validation of the facility. The parties agreed that we would transfer our technology for the manufacture of exenatide once weekly to Amylin. Amylin agreed to reimburse us for the time, at an agreed-upon FTE rate, and materials we incurred with respect to the transfer of technology. In January 2009, the parties agreed that the technology transfer was complete. Amylin will be responsible for the manufacture of exenatide once weekly and will operate the facility. Amylin will pay us royalties for commercial sales of this product, if approved, in accordance with the development and license agreement.

Amylin may terminate the development and license agreement for any reason upon 90 days written notice to us if such termination occurs before filing an NDA with the FDA for a product developed under the development and license agreement or upon 180 days written notice to us after such event. In addition, either party may terminate the development and license agreement upon a material default or breach by the other party that is not cured within 60 days after receipt of written notice specifying the default or breach.

Rensselaer Polytechnic Institute

In September 2006, we and RPI entered into a license agreement granting us exclusive rights to a family of opioid receptor compounds discovered at RPI. These compounds represent an opportunity for us to develop therapeutics for a broad range of diseases and medical conditions, including addiction, pain and other central nervous system disorders.

Under the terms of the agreement, RPI granted us an exclusive worldwide license to certain patents and patent applications relating to its compounds designed to modulate opioid receptors. We will be responsible for the continued research and development of any resulting product candidates. We paid RPI a nonrefundable upfront payment of $0.5 million and are obligated to pay annual fees of up to $0.2 million, and tiered royalty payments of between 1% and 4% of annual net sales in the event any products developed under the agreement are commercialized. In addition, we are obligated to make milestone payments in the aggregate of up to $9.1 million upon certain agreed-upon development events. All amounts paid to RPI under this license agreement have been expensed and are included in research and development expenses. In July 2008, the parties amended the agreement to expand the license to include certain additional patent applications. We paid RPI an additional nonrefundable payment of $125,000 and slightly increased the annual fees in consideration of this amendment.

Lilly

In March 2008, we received written notice from Lilly terminating the development and license agreement, dated April 1, 2001, between us and Lilly pursuant to which we and Lilly were collaborating to develop inhaled formulations of insulin and other potential products for the treatment of diabetes based on our AIR pulmonary technology. This termination became effective in June 2008. Termination of our development and license agreement also resulted in the termination of our supply agreement with Lilly for AIR Insulin.

In June 2008, we entered into an agreement with Lilly in connection with the termination of the development and license agreements and supply agreement for the development of AIR Insulin (the “AIR Insulin Termination Agreement”). Under the AIR Insulin Termination Agreement, we received $40.0 million in cash as payment for all services we had performed through the date of the AIR Insulin Termination Agreement as well as title to all of the assets related to AIR commercial manufacturing and the intellectual property developed under the development and license agreement. We previously recognized $14.5 million of this payment as research and development (“R&D”) revenue in the year ended March 31, 2008 and recognized $25.5 million of this payment as R&D revenue in the three months ended June 30, 2008.

Drug Delivery Technology

Our proprietary technologies address several important development opportunities, including injectable extended-release of proteins, peptides and small molecule pharmaceutical compounds and the pulmonary delivery of small molecules, proteins and peptides. We have used these technologies as a platform to establish drug development, clinical development and regulatory expertise.

Injectable Extended-Release Technology

Our injectable extended-release technology allows us to encapsulate small molecule pharmaceuticals, peptides and proteins, in microspheres made of common medical polymers. The technology is designed to enable novel formulations of pharmaceuticals by providing controlled, extended-release of drugs over time. Drug release from the microsphere is controlled by diffusion of the drug through the microsphere and by biodegradation of the polymer. These processes can be modulated through a number of formulation and fabrication variables, including drug substance and microsphere particle sizing and choice of polymers and excipients. RISPERDAL CONSTA, VIVITROL and exenatide once weekly utilize our injectable extended-release technology.

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

AIR particles can be aerosolized and inhaled efficiently with simple inhaler devices because low forces of cohesion allow the particles to disaggregate easily. We have developed a family of relatively inexpensive, compact, easy-to-use inhalers. The capsule-based AIR inhalers are breath activated and made from injection molded plastic. The powders are designed to disperse easily from the device over a range of inhalation flow rates, which may lead to low patient-to-patient variability and high lung deposition of the inhaled dose. Since no carrier particles are required in AIR formulations, high doses can be effectively delivered via a single inhalation. ALKS 27 leverages our pulmonary technology.

Manufacturing and Product Supply

We own and occupy a manufacturing, office and laboratory facility in Wilmington, Ohio. We either purchase active drug product from third parties or receive it from our third party collaborators to formulate product using our technologies. The manufacture of our product for clinical trials and commercial use is subject to current good manufacturing practices (“cGMP”) and other regulatory agency regulations. We have been producing commercial product since 1999. For information about risks relating to the manufacture of our products and product candidates, see the sections of “Item 1A — Risk Factors” entitled “We are subject to risks related to the manufacture of our products”, “There are risks in the manufacturing and distribution of our products and product candidates”, “The manufacture of our products is subject to government regulation”, and “We rely heavily on collaborative partners.”

Commercial Products

We manufacture RISPERDAL CONSTA and VIVITROL in our Wilmington, Ohio facility. The facility is periodically inspected by U.S., European and Japanese regulatory authorities to ensure that the facility continues to meet required cGMP standards for continued commercial manufacturing. See Item 2. “Properties”.

Clinical Products

We have established and are operating clinical facilities with the capability to produce clinical supplies of our pulmonary and injectable extended-release products within our corporate headquarters in Cambridge, Massachusetts and at our Wilmington, Ohio facility. We have also contracted with third-party manufacturers to formulate certain products for clinical use. We require that our contract manufacturers adhere to cGMP, except for products and product candidates for toxicology and animal studies, which we require to be manufactured in accordance with current Good Laboratory Practices (“cGLP”).

Although some materials for our drug products are currently available from a single-source or a limited number of qualified sources, we attempt to acquire an adequate inventory of such materials, establish alternative sources and/or negotiate long-term supply arrangements. We believe we do not have any significant issues obtaining suppliers, however, we cannot be certain that we will continue to be able to obtain long-term supplies of our manufacturing materials.

Marketing and Sales

Under our collaboration agreements with Janssen, Cilag, Amylin and Lilly, these companies are responsible for the commercialization of the products developed thereunder if and when regulatory approval is obtained. In December 2008, in connection with the termination of the VIVITROL collaboration with Cephalon, we assumed the risks and responsibilities for the marketing and sale of VIVITROL in the U.S.

We have established a sales force to market VIVITROL in the U.S. consisting of approximately 50 individuals. VIVITROL is sold directly to pharmaceutical wholesalers, specialty pharmacies and a specialty distributor. Product sales of VIVITROL by us and Cephalon during the year ended March 31, 2009, to McKesson Corporation (“McKesson”), Cardinal Health (“Cardinal”), AmerisourceBergen Drug Corporation (“Amerisource”) and Caremark L.L.C. represented approximately 33%, 24%, 21% and 13%, respectively, of total VIVITROL sales. No other customer accounted for more than 10% of VIVITROL product sales in fiscal 2009.

Effective April 1, 2009, we entered into an agreement with Cardinal Health Specialty Pharmaceutical Services (“Cardinal SPS”), a division of Cardinal, to provide warehouse, shipping and administrative services for VIVITROL at a location outside of Nashville, Tennessee. Our expectation for fiscal 2010 and beyond is to continue to distribute VIVITROL through Cardinal SPS.

In fiscal 2010, we expect selling and marketing expenses to increase over fiscal 2009 as a result of being solely responsible for all costs relating to the marketing and sale of VIVITROL in the U.S.

Competition

The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. We face intense competition in the development, manufacture, marketing and commercialization of our products and product candidates from many and varied sources — academic institutions, government agencies, research institutions, biotechnology and pharmaceutical companies, including our collaborators, and other companies with similar technologies. Our success in the marketplace depends largely on our ability to identify and successfully commercialize products developed from our research activities or licensed through our collaboration activities, and to obtain financial resources necessary to fund our clinical trials, manufacturing and commercialization activities. Competition for our marketed products and product candidates may be based on product efficacy, safety, convenience, reliability, availability and price, among other factors. The timing of entry of new pharmaceutical products in the market can be a significant factor in product success, and the speed with which we receive approval for products, bring them to market and produce commercial supplies may impact the competitive position of our products in the marketplace.

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

With respect to our injectable technology, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products. RISPERDAL CONSTA may compete with a number of other injectable products currently being developed, including two injectable, four-week, long-acting products: paliperidone palmitate, which is being developed by Johnson & Johnson; and olanzapine long-acting injection, which is being developed by Lilly and received marketing authorization for sale in the European Union (“E.U.”) and New Zealand. RISPERDAL CONSTA may also compete with new oral compounds being developed for the treatment of schizophrenia.

VIVITROL competes with CAMPRAL® sold by Forest Laboratories, Inc. and ANTABUSE® sold by Odyssey Pharmaceuticals, Inc. as well as currently marketed drugs also formulated from naltrexone, such as REVIA® by Duramed Pharmaceuticals, Inc., NALOREX® by Bristol-Myers Squibb Pharmaceuticals Ltd. and DEPADE® by Mallinckrodt, Inc., a subsidiary of Tyco International Ltd. Other pharmaceutical companies are investigating product candidates that have shown some promise in treating alcohol dependence and that, if approved by the FDA, would compete with VIVITROL.

If approved, exenatide once weekly would compete with established therapies for market share. Such competitive products include sulfonylureas, metformin, insulins, thiazolidinediones, glinides, dipeptidyl peptidase type IV inhibitors, insulin sensitizers, alpha-glucosidase inhibitors and sodium-glucose transporter-2 inhibitors. Exenatide once weekly would also compete with other long acting GLP-1 agonists currently in development.

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

We have a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. We have filed numerous U.S. and foreign patent applications directed to compositions of matter as well as processes of preparation and methods of use, including applications relating to each of our delivery technologies. We own approximately 139 issued U.S. patents. The earliest date upon which a U.S. patent issued to us will expire, that is currently material to our business, is 2013. In the future, we plan to file additional U.S. and foreign patent applications directed to new or improved products and processes. We intend to file additional patent applications when appropriate and defend our patent position aggressively.

We have exclusive rights through licensing agreements with third parties to approximately 40 issued U.S. patents, a number of U.S. patent applications and corresponding foreign patents and patent applications in many countries, subject in certain instances to the rights of the U.S. government to use the technology covered by such patents and patent applications. Under certain licensing agreements, we currently pay annual license fees and/or minimum annual royalties. During the year ended March 31, 2009, these fees totaled approximately $0.9 million. In addition, under these licensing agreements, we are obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

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

We also know of patent applications filed by other parties in the U.S. and various foreign countries that may relate to some of our product candidates if issued in their present form. The patent laws of the U.S. and foreign countries are distinct and decisions as to patenting, validity of patents and infringement of patents may be resolved differently in different countries. If patents are issued to any of these applicants, we or our collaborators may not be able to manufacture, use, offer for sale or sell some of our product candidates without first getting a license from the patent holder. The patent holder may not grant us a license on reasonable terms or it may refuse to grant us a license at all. This could delay or prevent us from developing, manufacturing or selling those of our product candidates that would require the license.

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

If we seek to make certain changes to an approved product, such as adding a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, we will need review and approval of regulatory authorities, including the FDA, the European Medicines Agency (“EMEA”) and Japanese regulatory authorities before the changes can be implemented.

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

Advertising and Promotion

The FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician’s belief that the off-label use is the best treatment for his or her patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, and the full range of civil and criminal penalties available to the FDA.

Regulation Outside the U.S.

In the E.U., regulatory requirements and approval processes are similar in principle to those in the U.S. depending on the type of drug for which approval is sought. There are currently three potential tracks for marketing approval in E.U. countries: mutual recognition; decentralized procedures; and centralized procedures. These review mechanisms may ultimately lead to approval in all E.U. countries, but each method grants all participating countries some decision-making authority in product approval.

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

Employees

As of May 20, 2009, we had approximately 570 full-time employees. A significant number of our management and professional employees have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific and senior management personnel, however, competition for such personnel is intense. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Available Information

We are a Pennsylvania corporation with principal executive offices located at 88 Sidney Street, Cambridge, Massachusetts 02139. Our telephone number is (617) 494-0171 and our website address is

www.alkermes.com. We make available free of charge through the Investor Relations section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

VIVITROL

In April 2006, the FDA approved VIVITROL for the treatment of alcohol dependence in patients able to refrain from drinking prior to, and not actively drinking at the time of, treatment initiation. In June 2005, we entered into an agreement with Cephalon to develop and commercialize VIVITROL for the treatment of alcohol dependence in the U.S. and its territories. Under this agreement, Cephalon was primarily responsible for the marketing and sale of VIVITROL in the U.S., and we supported their efforts with a team of managers of market development. In November 2008, we and Cephalon agreed to end the collaboration for the development, supply and commercialization of certain products, including VIVITROL in the U.S., effective on the Termination Date, and we assumed the risks and responsibilities for the marketing and sale of VIVITROL in the U.S. We have very little sales and marketing experience. The revenues received or to be received from the sale of VIVITROL may not be significant and will depend on numerous factors, many of which are outside of our control, including but not limited to those specified below.

In December 2007, we entered into a license and commercialization agreement with Cilag to commercialize VIVITROL for the treatment of alcohol dependence and opioid dependence in Russia and other countries in the CIS. Under the terms of the agreement, Cilag will have primary responsibility for securing all necessary regulatory approvals for VIVITROL and Janssen-Cilag, an affiliate of Cilag, will commercialize the product. We are responsible for the manufacture of VIVITROL and receive manufacturing and royalty revenues based upon product sales. The revenues received or to be received from the sale of VIVITROL under the agreement with Cilag may not be significant and will depend on numerous factors, many of which are outside of our control, including but not limited to those specified below.

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

We cannot be assured that RISPERDAL CONSTA and VIVITROL will be, or will continue to be, accepted in the U.S. or in any foreign markets or that sales of either of these products will not decline in the future or end. A number of factors may cause our revenues from RISPERDAL CONSTA and VIVITROL (and any of our product candidates that we develop, if and when approved) to grow at a slower than expected rate, or even to decrease or end, including:

•	perception of physicians and other members of the health care community of their safety and efficacy relative to that of competing products;

•	their cost-effectiveness;

•	patient and physician satisfaction with these products;

•	the ability to manufacture commercial products successfully and on a timely basis;

•	the cost and availability of raw materials;

•	the size of the markets for these products;

•	reimbursement policies of government and third-party payors;

•	unfavorable publicity concerning these products or similar drugs;

•	the introduction, availability and acceptance of competing treatments, including those of our collaborators;

•	the reaction of companies that market competitive products;

•	adverse event information relating to these products;

•	changes to product labels to add significant warnings or restrictions on use;

•	the continued accessibility of third parties to vial, label and distribute these products on acceptable terms;

•	the unfavorable outcome of patent litigation related to any of these products;

•	regulatory developments related to the manufacture or continued use of these products, including the issuance of a risk evaluation and mitigation strategy (REMS) by the FDA;

•	the extent and effectiveness of the sales and marketing and distribution support these products receive;

•	our collaborators’ decisions as to the timing of product launches, pricing and discounting; and

•	any other material adverse developments with respect to the commercialization of these products.

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

We currently manufacture RISPERDAL CONSTA, VIVITROL, polymer for exenatide once weekly and some of our product candidates. The manufacture of drugs for clinical trials and for commercial sale is subject to regulation by the FDA under cGMP regulations and by other regulators under other laws and regulations. We may not be able to successfully manufacture our products under cGMP regulations or other laws and regulations in sufficient quantities for commercial sale, or in a timely or economical manner.

The manufacture of pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time, including but not limited to product loss due to material equipment failure, or vendor or operator error. Problems with manufacturing processes could result in product defects or manufacturing failures, which could require us to delay shipment of products or recall products previously shipped, or could impair our ability to expand into new markets or supply products in existing markets. Any such problem would be exacerbated by unexpected demand for our products. We may not be able to resolve any such problems in a timely fashion, if at all. We are presently the sole manufacturer of RISPERDAL CONSTA, VIVITROL and polymer for exenatide once weekly. Also, our manufacturing facility in Ohio is the sole source of supply for all of our injectable product candidates and products, including RISPERDAL CONSTA, VIVITROL and polymer for exenatide once weekly. If we are not able to add additional capacity or if anything were to interfere with our continuing manufacturing operations, it would materially adversely affect our business, results of operations and financial condition.

If we cannot produce sufficient commercial quantities of our products to meet demand, we would need to rely on third-party manufacturers, of which there are currently very few, if any, capable of manufacturing our products as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers. Even if we were to reach agreement, the transition of the manufacturing process to a third party to enable commercial supplies could take a significant amount of time and may not be successful.

If those product candidates which we will manufacture ourselves’ progress to mid-to-late-stage development, we may incur significant expenses in the expansion and/or construction of manufacturing facilities and increases in personnel in order to manufacture product candidates. The development of a commercial-scale manufacturing process is complex and expensive. We cannot be certain that we have the necessary funds or that we will be able to develop this manufacturing infrastructure in a timely or economical manner or at all. For product candidates that we will not manufacture ourselves, we will rely on third party manufacturers. We have very little experience managing third party manufacturers.

Currently, several of our product candidates are manufactured in small quantities for use in clinical trials by third party manufacturers. We cannot be assured that we will be able to have manufactured each of our product candidates at a commercial scale in a timely or economical manner or at all. If any of these product candidates are approved by the FDA or other drug regulatory authorities for commercial sale, we will need to manufacture them or have them manufactured in larger quantities. If we are unable to successfully obtain commercial scale manufacturing capacity for such product candidates, the regulatory approval or commercial launch of such product candidates may be delayed, there may be a shortage in supply of such product candidates or our margins may become uneconomical.

Our manufacturing facilities require specialized personnel and are expensive to operate and maintain. Any delay in the regulatory approval or market launch of product candidates, or suspension of the sale of our products, to be manufactured in these facilities will require us to continue to operate these expensive facilities and retain specialized personnel, which may cause operating losses.

If we fail to develop manufacturing capacity and experience, or fail to manufacture or have manufactured our products economically on a commercial scale or in commercial volumes, or in accordance with cGMP regulations, our development programs and our ability to commercialize any approved products will be materially adversely affected. This may result in delays in receiving FDA or foreign regulatory approval for one or more of our product candidates or delays in the commercial production of a product that has already been approved. Any such delays could materially adversely affect our business, results of operations and financial condition.

VIVITROL may not be successfully marketed and sold by Alkermes and may not generate significant revenues.

In November 2008, we ended our collaboration with Cephalon related to VIVITROL. As part of the termination, we assumed all risks and responsibilities associated with the marketing and sale of VIVITROL. The revenues from the sale of VIVITROL have not been and may not become significant and will depend on numerous factors including but not limited to those specified below.

We have little experience with the commercialization of pharmaceutical products, including the marketing and sale of prescription drugs. We must build an infrastructure to support the sales and marketing of VIVITROL, including integrating former members of the Cephalon sales force with our existing field force to build our own sales force, building a distribution and expanded commercial infrastructure and providing various support services for the sales force. Our ability to realize significant revenues from the marketing and sales activities associated with VIVITROL depends on our ability to retain qualified sales personnel for the sale and marketing of VIVITROL. We must also be able to attract new qualified sales personnel as needed to support potential sales growth and competition for qualified sales personnel is intense. Any failure to attract and retain qualified sales personnel now and in the future, could impair our ability to maintain sales levels and/or support potential future sales growth.

We are responsible for the entire supply chain and distribution network for VIVITROL. We have limited experience in managing a complex, cGMP supply chain and pharmaceutical product distribution network. The manufacture of products and product components, packaging, storage and distribution of our products require successful coordination among ourselves and multiple third party providers. Issues with third parties who are part of our supply chain, including but not limited to suppliers, third party logistics providers, distributors, wholesalers and specialty pharmacies may have a material adverse effect on our business, results of operations and financial condition. Our inability to coordinate these efforts, the lack of capacity available from third parties or any other problems with third party operators could cause a delay in shipment of saleable products, a recall of products previously shipped or an impairment of our ability to supply products at all. These setbacks could increase our costs, cause us to lose revenue or market share and damage our reputation.

Sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as federal and state government agencies under programs such as Medicare and Medicaid, and private insurance plans and a reduction in payment rate or reimbursement could result in decreased use or sales of our products.

In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third party payors such as state and federal governments, under programs such as Medicare and Medicaid in the U.S. and private insurance plans. In certain foreign markets, the pricing and profitability of our products, such as RISPERDAL CONSTA, generally are subject to government controls. In the U.S., there have been, there are, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of pharmaceutical products. In addition, we believe that private insurers, such as managed care organizations, may adopt their own reimbursement reductions unilaterally, or in response to any such federal legislation. Reduction in reimbursement for our products could have a material adverse effect on our results of operations and financial condition.

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

If federal or state legislation is adopted substantially changing the way health insurance is provided to individuals in the U.S., if reimbursement for our products changes adversely or if we fail to obtain adequate reimbursement for our current or future products, healthcare providers may limit how much or under what circumstances they will prescribe or administer them, or patients may be unwilling to pay any required co-payments, which could reduce the use of our products or cause us to reduce the price of our products, either or both of which could have a material adverse effect on our business, results of operations and financial condition.

Our customer base who purchase VIVITROL directly from us is highly concentrated.

Our principal customers for VIVITROL are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. Three large wholesale distributors, Cardinal, McKesson and Amerisource, control a significant share of this network. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions or other factors outside of our control, could significantly affect the level of our net sales on a period-to-period basis. The impact on net sales could have a material impact on our financial condition, cash flows and results of operations.

In an effort to combat the fluctuations in the buying patterns and the potential harm to our financial condition, we have entered into wholesaler distribution service agreements, (“DSAs”), with our three largest wholesale drug distributors. Under the DSAs, we will pay the wholesalers a fee. We believe it is beneficial to enter into DSAs to establish specified levels of product inventory to be maintained by our wholesalers and to obtain more precise information as to the level of our product inventory available throughout the product distribution channel. We cannot be certain that the DSAs will be effective in limiting speculative purchasing activity, that there will not be a future drawdown of inventory as a result of declining minimum inventory requirements, or otherwise, or that the inventory level data provided through our DSAs are accurate. If speculative purchasing does occur, if the wholesalers significantly decrease their inventory levels, or if inventory level data provided through DSAs is inaccurate, our business, financial condition, cash flows and results of operations may be adversely affected.

There are risks in the manufacturing and distribution of our products and product candidates.

We are responsible for the entire supply chain for VIVITROL, up to sale of final product and including the sourcing of raw materials and active pharmaceutical agents from third parties. We have limited experience in managing a complex, cGMP supply chain and issues with our supply sources may have a material adverse effect on our business, results of operations and financial condition. The manufacture of products and product components, including the procurement of bulk drug product, packaging, storage and distribution of our products require successful coordination among ourselves and multiple third party providers. Our inability to coordinate these efforts, the lack of capacity available at the third party contractor or any other problems with the operations of these third party contractors could require us to delay shipment of saleable products; recall products previously shipped or could impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation. Any third party we use to manufacture bulk drug product, package, store or distribute our products to be sold in the U.S. must be licensed by the FDA. As a result, alternative third party providers may not be readily available on a timely basis.

None of our drug delivery technologies can be commercialized as a stand-alone product but must be combined with a drug. To develop any new proprietary product candidate using one of these technologies, we must obtain the drug substance from another party. We cannot be assured that we will be able to obtain any such drug substance on reasonable terms, if at all.

Due to the unique nature of the production of our products, there are several single source providers of our raw materials. We endeavor to qualify new vendors and to develop contingency plans so that production is not impacted by issues associated with single source providers. Nonetheless, our business could be materially impacted by issues associated with single source providers.

We rely on third parties for the timely supply of specified raw materials, equipment, contract manufacturing, formulation or packaging services, product distribution services, customer service activities and product returns processing. Although we actively manage these third party relationships to ensure continuity and quality, some events beyond our control could result in the complete or partial failure of these goods and services. Any such failure could materially adversely affect our business, results of operations and financial condition.

The manufacture of our products is subject to government regulation.

We and our third party providers are generally required to maintain compliance with cGMP and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Any changes of suppliers or modifications of methods of manufacturing require amending our application to the FDA and ultimate amendment acceptance by the FDA prior to release of product to the marketplace. Our inability or the inability of our third party service providers to demonstrate ongoing cGMP compliance could require us to withdraw or recall product and interrupt commercial supply of our products. Any delay, interruption or other issues that arise in the manufacture, formulation, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

The FDA, European and Japanese regulatory authorities have inspected and approved our manufacturing facility for RISPERDAL CONSTA, and the FDA has inspected and approved the same manufacturing facility for VIVITROL. We cannot guarantee that the FDA or any foreign regulatory agencies will approve any other facility we may operate or, once approved, that any of our facilities will remain in compliance with cGMP regulations. If we fail to gain or maintain FDA and foreign regulatory compliance, our business, results of operations and financial condition could be materially adversely affected.

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

We currently have very little marketing experience and limited sales capabilities. Therefore, in order to commercialize our product candidates, we must either develop our own marketing and distribution sales capabilities or collaborate with a third party to perform these functions. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with our collaborative partners and other third parties. For example, we rely completely on Janssen to market, sell and distribute RISPERDAL CONSTA, and will rely upon Lilly and Amylin to market and distribute exenatide once weekly. In these instances, our future revenues will be materially dependent upon the success of the efforts of these third parties.

In November 2008, we and Cephalon agreed to end the collaboration for the development, supply and commercialization of certain products, including VIVITROL in the U.S., effective on the Termination Date, and we assumed the risks and responsibilities for the marketing and sale of VIVITROL in the U.S. As of the Termination Date, Cephalon is no longer responsible for the marketing and sale of VIVITROL in the U.S., and we are responsible for all VIVITROL profits or losses. In order to facilitate the full transfer of all commercialization of VIVITROL to us, Cephalon, at our option, is performing certain transition services on our behalf until May 31, 2009 at an FTE rate agreed to by the parties. We have limited experience in the commercialization of pharmaceutical products. We may not be able to attract and retain qualified personnel to serve in our sales and marketing organization, to develop an effective distribution network or to otherwise effectively support our commercialization activities. The cost of establishing and maintaining a sales and marketing organization may exceed its cost effectiveness. If we fail to develop sales and marketing capabilities, if sales efforts are not effective or if costs of developing sales and marketing capabilities exceed their cost effectiveness, our business, results of operations and financial condition would be materially adversely affected.

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

Clinical trials of some of our product candidates involve both a technology and a drug. This makes testing more complex because the outcome of the trials depends on the performance of technology in combination with a drug.

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

If a product candidate fails to demonstrate safety and efficacy in clinical trials, this failure may delay development of other product candidates and hinder our ability to conduct related preclinical testing and clinical trials. As a result of these failures, we may then be unable to find additional collaborative partners or to obtain additional financing. Our business, results of operations and financial condition may be materially adversely affected by any delays in, or termination of, our clinical trials.

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

At March 31, 2009, our accumulated deficit was $326.1 million, which is primarily the result of net losses incurred from 1987, the year we were founded, to date, partially offset by net income over the past four fiscal years. There can be no assurance we will achieve sustained profitability.

A major component of our revenue is dependent on our partners’ and our ability to sell, and our ability to manufacture economically, our marketed products RISPERDAL CONSTA and VIVITROL. In addition, if VIVITROL sales are not sufficient, we could have significant losses in the future due to ongoing expenses to develop and commercialize VIVITROL.

Our ability to achieve sustained profitability in the future depends, in part, on our ability to:

•	obtain and maintain regulatory approval for our products and product candidates, and for our partnered products, including exenatide once weekly, both in the U.S. and in foreign countries;

•	efficiently manufacture our commercial products;

•	support the marketing and sale of RISPERDAL CONSTA by our partner Janssen;

•	successfully commercialize VIVITROL in the U.S.;

•	support the marketing and sale of VIVITROL in Russia by our partner Cilag;

•	enter into agreements to develop and commercialize our products and product candidates;

•	develop, have manufactured or expand our capacity to manufacture and market our products and product candidates;

•	obtain adequate reimbursement coverage for our products from insurance companies, government programs and other third party payors;

•	obtain additional research and development funding from collaborative partners or funding for our proprietary product candidates; and

•	achieve certain product development milestones.

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, on:

•	the progress of our research and development programs for proprietary and collaborative product candidates, including clinical trials;

•	the time and expense that will be required to pursue FDA and/or foreign regulatory approvals for our product candidates and whether such approvals are obtained;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	the cost of building, operating and maintaining manufacturing and research facilities;

•	the cost of third party manufacture;

•	the number of product candidates we pursue, particularly proprietary product candidates;

•	how competing technological and market developments affect our product candidates;

•	the cost of possible acquisitions of technologies, compounds, product rights or companies;

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise;

•	the costs of potential litigation; and

•	the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense.

We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable on a sustained basis or achieve significant revenues. Even if we do achieve some or all of these goals, we may not achieve significant or sustained commercial success.

We may require additional funds to complete our programs and such funding may not be available on commercially favorable terms and may cause dilution to our existing shareholders.

We may require additional funds to complete any of our programs, and we may seek funds through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, arrangements relating to assets, sale of royalty streams we receive on our products or other financing methods or structures. The source, timing and availability of any financings will depend on market conditions, interest rates and other factors. If we are unable to raise additional funds on terms that are favorable to us, we may have to cut back significantly on one or more of our programs or give up some of our rights to our technologies, product candidates or licensed products. If we issue additional equity securities or securities convertible into equity securities to raise funds, our shareholders will suffer dilution of their investment and it may adversely affect the market price of our common stock.

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

This process can last many years, be very costly and still be unsuccessful. FDA or foreign regulatory approval can be delayed, limited or not granted at all for many reasons, including:

•	a product candidate may not be safe or effective;

•	data from preclinical testing and clinical trials may be interpreted by the FDA or foreign regulatory agencies in different ways than we or our partners interpret it;

•	the FDA or foreign regulatory agencies might not approve our or our partners’ manufacturing processes or facilities;

•	the FDA or foreign regulatory agencies may change their approval policies or adopt new regulations;

•	a product candidate may not be approved for all the indications we or our partners’ request; and

•	the FDA or foreign regulatory agencies may not agree with our or our partners’ regulatory approval strategies or components of our or our partners’ filings, such as clinical trial designs.

For some product candidates utilizing our drug delivery technologies, the drug used may not have been approved at all or may not have been approved for every indication for which it is being tested. Any delay in the approval process for any of our product candidates will result in increased costs that could materially adversely affect our business, results of operations and financial condition.

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

Our activities, including the sale and marketing of our products, are subject to extensive government regulation and oversight, including regulation under the federal Food, Drug and Cosmetic Act and other federal and state statutes. We are also subject to the provisions of the Federal Anti-Kickback Statute and several similar state laws, which prohibit payments intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services. While the federal law applies only to products or services for which payment may be made by a federal healthcare program, state laws may apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of drugs and biologicals, such as us, by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, and other potential purchasers of drugs and biologicals. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial, including the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).

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

We try to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Our pending patent applications, together with those we may file in the future, or those we may license from third parties, may not result in patents being issued. Even if issued, such patents may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar technology. Because the patent position of pharmaceutical and biotechnology companies involves complex legal and factual questions, enforceability of patents cannot be predicted with certainty. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries, including, within the U.S., possible new patent legislation or regulations. Patents, if issued, may be challenged, invalidated or circumvented. The laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. Thus, any patents that we own or license from others may not provide any protection against competitors. Furthermore, others may independently develop similar technologies outside the scope of our patent coverage.

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

We may be exposed to product liability claims arising from the testing, manufacture and commercial sale of RISPERDAL CONSTA and VIVITROL, or the use of our product candidates in clinical trials or commercially, once approved. These claims may be brought by consumers, clinical trial participants, our collaborative partners or third parties selling the products. We currently carry product liability insurance coverage in such amounts as we believe are sufficient for our business. However, we cannot provide any assurance that this coverage will be sufficient to satisfy any liabilities that may arise. As our development activities progress and we continue to have commercial sales, this coverage may be inadequate, we may be unable to obtain adequate coverage at an acceptable cost or we may be unable to get adequate coverage at all or our insurer may disclaim coverage as to a future claim. This could prevent or limit our commercialization of our product candidates or commercial sales of our products. Even if we are able to maintain insurance that we believe is adequate, our results of operations and financial condition may be materially adversely affected by a product liability claim. Uncertainties resulting from the initiation and continuation of products liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Products liability litigation and other related proceedings may also absorb significant management time.

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

We compete with other biotechnology and pharmaceutical companies with financial resources and capabilities substantially greater than our resources and capabilities, in the development of new products. We cannot be certain we will be able to:

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

We conduct a large portion of our business in international markets. We derive a majority of our RISPERDAL CONSTA revenues from sales in foreign countries and these sales are denominated in foreign currencies. Such revenues fluctuate when translated to U.S. dollars as a result of changes in foreign currency exchange rates. We currently do not hedge this exposure. An increase in the U.S. dollar relative to other currencies in which we have revenues will cause our foreign revenues to be lower than with a stable exchange rate. A large increase in the value of the U.S. dollar relative to such foreign currencies could have a material adverse affect on our revenues, results of operations and financial condition.

We face competition in the biotechnology and pharmaceutical industries, and others.

We can provide no assurance that we will be able to compete successfully in developing our products and product candidates.

We face intense competition in the development, manufacture, marketing and commercialization of our products and product candidates from many and varied sources — from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies, including other companies with similar technologies. Some of these competitors are also our collaborative partners. These competitors are working to develop and market other systems, products, vaccines and other methods of preventing or reducing disease, and new small-molecule and other classes of drugs that can be used with or without a drug delivery system.

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

With respect to our injectable technology, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products. RISPERDAL CONSTA may compete with a number of other injectable products being developed, including paliperidone palmitate, an injectable, four-week, long-acting product being developed by Johnson & Johnson, and a number of new oral compounds for the treatment of schizophrenia, such as sertindole, which is being developed by Lundbeck, and iloperidone, which is being developed by Vanda.

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

Pursuant to the terms of a purchase and sales agreement between Alkermes and our wholly-owned subsidiary, RC Royalty Sub, LLC (“Royalty Sub”), Royalty Sub is obligated to repay certain obligations to holders of the 7% Notes. There can be no assurance that Royalty Sub will have sufficient funds to satisfy these obligations. If revenues from RISPERDAL CONSTA are not sufficient to repay Royalty Sub’s obligations on the 7% notes at maturity, then the note holders may have the right to take control of Royalty Sub and all of its assets. If Janssen terminates the manufacturing and supply agreement and the license agreements with us, whether or not due to a lack of revenues, and revenues on RISPERDAL CONSTA are not sufficient to repay Royalty Sub’s obligations on the 7% Notes, the note holders may be entitled to certain of our rights to RISPERDAL CONSTA.

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

If we issue additional common stock, shareholders will suffer dilution of their investment and the stock price may decline.

As discussed above under the risk factor “We may require additional funds to complete our programs and such funding may not be available on commercially favorable terms and may cause dilution to our existing shareholders,” we may issue additional equity securities or securities convertible into equity securities to raise funds, thus reducing the ownership share of the current holders of our common stock, which may adversely affect the market price of the common stock. As of March 31, 2009, we were obligated to issue 18,987,529 shares of common stock upon the vesting and exercise of stock options and vesting of stock awards. In addition, any of our shareholders could sell all or a large number of their shares, which could adversely affect the market price of our common stock.

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

In addition, we rely on third parties for several important aspects of our business. For example, we depend upon collaborators for both manufacturing and royalty revenue and the clinical development of collaboration products, we use third party contract research organizations for many of our clinical trials, and we rely upon several single source providers of raw materials and contract manufacturers for the manufacture of our products and product candidates. Due to the recent tightening of global credit and the continued deterioration in the financial markets, there may be a disruption or delay in the performance of our third party contractors, suppliers or collaborators. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected.

Our investment portfolio may become impaired by further deterioration of the capital markets.

As a result of current adverse financial market conditions, investments in some financial instruments, such as auction rate securities and asset backed debt securities, may pose risks arising from liquidity and credit concerns. We have limited holdings of these investments in our portfolio, however, the current disruptions in the credit and financial markets have negatively affected investments in many industries, including those in which we invest. The current global economic crisis has had, and may continue to have, a negative impact on the market values of the investments in our investment portfolio. We cannot predict future market conditions or market liquidity and there can be no assurance that the markets for these securities will not deteriorate further or that the institutions that these investments are with will be able to meet their debt obligations at the time we may need to liquidate such investments or until such time as the investments mature. Although we currently have no plans to access the equity or debt markets to meet capital or liquidity needs, constriction and volatility in these markets may restrict future flexibility to do so if unforeseen capital or liquidity needs were to arise.

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

Our business could be negatively affected as a result of the actions of activist shareholders.

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last few years. If faced with a proxy contest, we may not be able to respond successfully to the contest, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest involving us or our collaborators because:

•	responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees;

•	perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	if individuals are elected to a board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

These actions could cause our stock price to experience periods of volatility.

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

We cannot predict with certainty the eventual outcome of any future litigation, arbitration or third party inquiry. We may not be successful in defending ourselves or asserting our rights in new lawsuits, investigations or claims that may be brought against us, and, as a result, our business could be materially harmed. These lawsuits, arbitrations, investigations or claims may result in large judgments or settlements against us, any of which could have a negative effect on our financial performance and business. Additionally, lawsuits, arbitrations and investigations can be expensive to defend, whether or not the lawsuit, arbitration or investigation has merit and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

We may incur financial and operational risk in connection with the move of our headquarters from Cambridge, Massachusetts to Waltham, Massachusetts.

In April 2009, we announced plans to move our corporate headquarters to Waltham, Massachusetts from Cambridge, Massachusetts. In connection with the move, we have signed a lease agreement and are building out a 100,000 square foot facility in Waltham. We anticipate that the move will be completed in early calendar year 2010 and expect the relocation to result in annual cash savings in fiscal year 2011 and beyond of approximately $8 million, however, expected savings from relocating a facility can be highly variable and uncertain. In addition, we subleased substantially all of our current headquarters for the balance of that lease term. This sublease transaction substantially offsets our ongoing expenses associated with our current headquarters, however, to the extent the build-out of the Waltham facility is delayed, the terms of the sublease may be adversely affected, which may result in increased costs and risks. In addition, relocation of our corporate headquarters could adversely affect employee retention and focus, and it may be difficult to manage operations during the overlapping period that the Waltham and Cambridge facilities are both open.

The risk factors discussed within Item 1A and other similar matters could divert our management’s attention from other business concerns. Such matters could also result in harm to our reputation and significant monetary liability for us, and require that we take other actions not presently contemplated, any or all of which could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease space in Cambridge, Massachusetts under two leases, the original terms of which are effective through calendar year 2012. These leases contain provisions permitting us to extend their terms for up to two ten-year periods. Our corporate headquarters, administration areas and laboratories are located in this space. We have established and are operating clinical facilities, with the capability to produce clinical supplies of our pulmonary and injectable extended-release products, at this location. In April 2009, we announced that we will move our corporate headquarters from Cambridge, Massachusetts to Waltham, Massachusetts in early calendar 2010.

We own a 15-acre manufacturing, office and laboratory site in Wilmington, Ohio. The site produces RISPERDAL CONSTA and VIVITROL. We are currently operating two RISPERDAL CONSTA lines and one VIVITROL line at commercial scale. An additional line for RISPERDAL CONSTA which was funded by and is owned by Janssen was recently completed. Janssen has granted us an option, exercisable upon 30 days advance written notice, to purchase the additional RISPERDAL CONSTA manufacturing line at its then-current net book value. In December 2008, we purchased two partially completed VIVITROL manufacturing lines from Cephalon in connection with the termination of the VIVITROL collaboration.

We lease a commercial manufacturing facility in Chelsea, Massachusetts designed for clinical and commercial manufacturing of inhaled products based on our AIR pulmonary technology that we are not currently utilizing. The lease term is for fifteen years, expiring in 2015, with an option to extend the term for up to two five-year periods. We exited this facility in fiscal 2008 and have no plans to extend the lease beyond its expiration date.

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

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our common stock is traded on the NASDAQ Stock Market under the symbol ALKS. We have 382,632 shares of our non-voting common stock issued and outstanding. There is no established public trading market for our non-voting common stock. Set forth below for the indicated periods are the high and low sales prices for our common stock:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

1st Quarter	$13.94	$10.81	$17.85	$14.38
2nd Quarter	17.05	11.79	18.51	14.00
3rd Quarter	13.54	5.55	18.78	12.30
4th Quarter	13.16	8.26	16.00	10.32

The last reported sale price of our common stock as reported on the NASDAQ Stock Market on May 20, 2009 was $8.81

(b)	Stockholders

There were 340 shareholders of record for our common stock and one shareholder of record for our non-voting common stock on May 20, 2009.

(c)	Dividends

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

(d)	Securities authorized for issuance under equity compensation plans

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

(e)	Repurchase of equity securities

A summary of our stock repurchase activity for the fourth quarter of the fiscal year ended March 31, 2009 is as follows:

			Total	Approximate Dollar
			Number of Shares	Value of Shares
	Total Number	Average	Purchased as	That May Yet
	of Shares	Price Paid	Part of a Publicly	be Purchased
Period	Purchased(a)	per Share	Announced Program(a)	Under the Program
				(In millions)

January 1 through January 31	4,747	9.99	4,747	$103.7
February 1 through February 28	—	—	—	$103.7
March 1 through March 31	—	—	—	$103.7

Total	4,747	$9.99	4,747

(a)	In November 2007, our board of directors authorized a program to repurchase up to $175.0 million of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We publicly announced the share repurchase program in our press release dated November 21, 2007. In June 2008, the board of directors authorized the expansion of this repurchase program by an additional $40.0 million, bringing the total authorization under this program to $215.0 million. We purchased 1,569,202 shares at a cost of approximately $18.0 million under this program during the year ended March 31, 2009 by means of open market purchases. As of March 31, 2009, we have purchased a total of 8,537,938 shares under this program at a cost of approximately $111.3 million.

In addition to the stock repurchases above, during the year ended March 31, 2009, we acquired, by means of net share settlements, 51,891 shares of Alkermes common stock, at an average price of $11.39 per share, related to the vesting of employee stock awards to satisfy withholding tax obligations. In addition, during the year ended March 31, 2009, we acquired 9,176 shares of Alkermes common stock, at an average price of $12.66 per share, tendered by employees as payment of the exercise price of stock options granted under our equity compensation plans.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the last five fiscal years, with the cumulative total return on the Nasdaq Stock Market Index and the Nasdaq Biotechnology Index. The comparison assumes $100 was invested on March 31, 2004 in our common stock and in each of the foregoing indices and further assumes reinvestment of any dividends. We did not declare or pay any dividends on our common stock during the comparison period.

Comparison of Cumulative Total Returns

Comparison of Cumulative Total Returns

	2004	2005	2006	2007	2008	2009
Alkermes, Inc.	100	65	138	97	74	76
NASDAQ Stock Market Index	100	101	119	123	115	62
NASDAQ Biotechnology Index	100	84	108	100	100	88

Item 6.	Selected Financial Data

The following financial data should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K, beginning on page F-1.

Alkermes, Inc. and Subsidiaries

	Year Ended March 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
REVENUES:
Manufacturing revenues	$116,844	$101,700	$105,416	$64,901	$40,488
Royalty revenues	33,247	29,457	23,151	16,532	9,636
Product sales, net	4,467	—	—	—	—
Research and development revenue under collaborative arrangements	42,087	89,510	74,483	45,883	26,002
Net collaborative profit(1)	130,194	20,050	36,915	39,285	—

Total revenues	326,839	240,717	239,965	166,601	76,126

EXPENSES:
Cost of goods manufactured and sold(2)	43,396	40,677	45,209	23,489	16,834
Research and development(2)	89,478	125,268	117,315	89,068	91,641
Selling, general and administrative(2)	59,008	59,508	66,399	40,383	29,499
Impairment of long-lived assets	—	11,630	—	—	—
Restructuring(3)	—	6,423	—	—	11,527

Total expenses	191,882	243,506	228,923	152,940	149,501

OPERATING INCOME (LOSS)	134,957	(2,789)	11,042	13,661	(73,375)

OTHER (EXPENSE) INCOME:
Gain on sale of investment in Reliant Pharmaceuticals, Inc.	—	174,631	—	—	—
Interest income	11,400	17,834	17,707	11,569	3,005
Interest expense	(13,756)	(16,370)	(17,725)	(20,661)	(7,394)
Derivative (loss) income related to convertible subordinated notes(4)	—	—	—	(1,084)	4,385
Other (expense) income, net(5)	(1,589)	(476)	(481)	333	(1,789)

Total other (expense) income	(3,945)	175,619	(499)	(9,843)	(1,793)

INCOME (LOSS) BEFORE INCOME TAXES	131,012	172,830	10,543	3,818	(75,168)
INCOME TAXES	507	5,851	1,098	—	—

NET INCOME (LOSS)	$130,505	$166,979	$9,445	$3,818	$(75,168)

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$1.37	$1.66	$0.10	$0.04	$(0.83)

DILUTED	$1.36	$1.62	$0.09	$0.04	$(0.83)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	95,161	100,742	99,242	91,022	90,094

DILUTED	96,252	102,923	103,351	97,377	90,094

	Year Ended March 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$404,482	$460,361	$357,466	$303,112	$202,567
Total assets	566,486	656,311	568,621	477,163	338,874
Long-term debt(6)	75,888	160,371	156,898	279,518	276,485
Unearned milestone revenue — current and long-term	—	117,657	128,750	99,536	—
Redeemable convertible preferred stock	—	—	—	15,000	30,000
Shareholders’ equity	434,888	305,314	203,461	33,216	4,112

(1)	Includes $120.7 million recognized as revenue upon the termination of the VIVITROL collaboration with Cephalon during the year ended March 31, 2009.

(2)	Includes share-based compensation expense as a result of the adoption of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment” on April 1, 2006 (see Note 12 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K).

(3)	Represents charges in connection with our March 2008 and June 2004 restructurings of operations. The March 2008 and June 2004 restructuring programs were substantially completed during fiscal 2009 and fiscal 2005, respectively. Certain closure costs related to the leased facilities exited in connection with the March 2008 restructuring of operations will continue to be paid through December 2015.

(4)	Represents noncash (loss) income in connection with derivative liabilities associated with the two-year interest make-whole payment provision of our 6.52% convertible senior subordinated notes and the three-year interest make-whole (“Three-Year Interest Make-Whole”) payment provision of our 2.5% convertible subordinated notes (“2.5% Subordinated Notes”). The derivative liability is recorded at fair value in the consolidated balance sheets.

(5)	Primarily represents (expense) income recognized on the changes in the fair value of warrants of public companies held by us in connection with collaboration and licensing arrangements, which are recorded as derivatives under “Other assets” in the consolidated balance sheets. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants. Also includes charges for other-than-temporary impairments attributed to certain strategic investments in the common stock of our collaborative partners.

(6)	Includes the 7% Notes which were issued by Royalty Sub and are non-recourse to Alkermes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees, and our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. These forward looking statements include, but are not limited to, statements concerning: the achievement of certain business and operating milestones and future operating results and profitability; continued growth of RISPERDAL CONSTA sales; the commercialization of VIVITROL in the U.S. by us and in Russia and the CIS by Cilag; recognition of milestone payments from Cilag related to the future sales of VIVITROL; the successful continuation of development activities for our programs, including exenatide once weekly, a four-week formulation of RISPERDAL CONSTA, VIVITROL for opiate dependence, ALKS 27, ALKS 29, ALKS 33 and ALKS 36; the expectation and timeline for regulatory approval of the NDA submission for exenatide once weekly; the successful manufacture of our products and product candidates, including RISPERDAL CONSTA and VIVITROL, by us at a commercial scale, and the successful manufacture of exenatide once weekly by Amylin; and our building a successful commercial infrastructure for VIVITROL. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements include, among others: (i) manufacturing and royalty revenues from RISPERDAL CONSTA may not continue to grow, particularly because we rely on our partner, Janssen, to forecast and market this product; (ii) we may be unable to manufacture RISPERDAL CONSTA and VIVITROL in sufficient quantities and with sufficient yields to meet our partners’ requirements or to add additional production capacity for RISPERDAL CONSTA and VIVITROL, or unexpected events could interrupt manufacturing operations at our RISPERDAL CONSTA and VIVITROL manufacturing facility, which is the sole source of supply for these products; (iii) we may be unable to develop the commercial capabilities, and/or infrastructure, necessary to successfully commercialize VIVITROL; (iv) Cilag may be unable to receive approval for VIVITROL for the treatment of opioid dependence in Russia and for the treatment of alcohol and opioid dependence in the other countries in the CIS; (v) Cilag may be unable to successfully commercialize VIVITROL; (vi) third party payors may not cover or reimburse our products; (vii)  if approved, Lilly and Amylin may be unable to successfully commercialize exenatide once weekly; (viii) we may be unable to scale-up and manufacture our product candidates commercially or economically; (ix) we may not be able to source raw materials for our production processes from third parties; (x) Amylin may not be able to successfully operate the manufacturing facility for exenatide once weekly and the FDA may not find the product produced in the Amylin facility comparable to the product used in the pivotal clinical study which was produced in our facility; (xi) our product candidates, if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved and, if launched, may not produce significant revenues; (xii) we rely on our partners to determine the regulatory and marketing strategies for RISPERDAL CONSTA, including the four-week formulation of RISPERDAL CONSTA currently being developed by us, and our other partnered, non-proprietary programs; (xiii) RISPERDAL CONSTA, VIVITROL and our product candidates in commercial use may have unintended side effects, adverse reactions or incidents of misuse and the FDA or other health authorities could require post approval studies or require removal of our products from the market; (xiv) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (xv) clinical trials may take more time or consume more resources than initially envisioned; (xvi) results of earlier clinical trials may not necessarily be predictive of the safety and efficacy results in larger clinical trials; (xvii) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials, and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed or terminated; (xviii) after the completion of clinical trials for our product candidates, including exenatide once weekly, or after the submission for marketing approval of such product candidates, the FDA or other health authorities could refuse to accept such filings, could request additional preclinical or clinical studies be conducted or request a safety monitoring program, any of which could result in significant delays or the failure of such products to receive marketing approval; (xix) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xx) technological change in the biotechnology or pharmaceutical industries could render our products and/or product candidates obsolete or non-competitive; (xxi) difficulties or set-backs in obtaining and enforcing our patents and difficulties with the patent rights of others could occur; (xxii) we may incur losses in the future; (xxiii) we may need to raise substantial additional funding to continue research and development programs and clinical trials and other operations and could incur difficulties or setbacks in raising such funds, which may be further impacted by current economic conditions and the lack of available credit sources; (xxiv) we may not be able to liquidate or otherwise recoup our investments in corporate debt securities, asset backed debt securities and auction rate securities.

The forward-looking statements made in this document are made only as of the date hereof and we do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

Executive Summary

Net income for the year ended March 31, 2009 was $130.5 million, or $1.37 per common share — basic and $1.36 per common share — diluted, as compared to net income of $167.0 million, or $1.66 per common share — basic and $1.62 per common share — diluted, for the year ended March 31, 2008 and $9.4 million, or $0.10 per common share — basic and $0.09 per common share — diluted, for the year ended March 31, 2007.

Net income for the year ended March 31, 2009 reflects continued growth in unit sales of RISPERDAL CONSTA and the recognition of $120.7 million of previously deferred and unearned milestone revenue related to the termination of the VIVITROL collaboration with Cephalon. As of the Termination Date, we assumed the risks and responsibilities for the marketing and sale of VIVITROL in the U.S. and we were responsible for all VIVITROL profits or losses, except for $11.0 million Cephalon paid us to fund its share of estimated VIVITROL product losses during the one-year period following the Termination Date.

During the year ended March 31, 2009, we purchased $93.0 million in principal amount of our 7% Notes for $89.4 million and repurchased 1,569,202 shares of our common stock for $18.0 million.

Results of Operations

Manufacturing Revenues

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2009	2008	2007	2009-2008	2008-2007
	(In millions)

Manufacturing revenues:
Risperdal Consta	$112.4	$95.2	$88.6	$17.2	$6.6
Vivitrol	4.4	6.5	16.8	(2.1)	(10.3)

Manufacturing revenues	$116.8	$101.7	$105.4	$15.1	$(3.7)

The increase in RISPERDAL CONSTA manufacturing revenues for the year ended March 31, 2009, as compared to the year ended March 31, 2008, was due to a 19% increase in the number of units shipped to Janssen due to increased customer demand. The number of RISPERDAL CONSTA units shipped for sale in foreign countries comprised 76%, 80% and 73% of the total units shipped during the years ended March 31, 2009, 2008 and 2007, respectively. See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for information on foreign currency exchange rate risk related to RISPERDAL CONSTA revenues.

The increase in RISPERDAL CONSTA manufacturing revenues for the year ended March 31, 2008, as compared to the year ended March 31, 2007, was due to an 11% increase in the per unit net sales price, partially offset by a 3% decrease in the number of units shipped to Janssen. The increase in the per unit net sales price was primarily due to the weakening of the U.S. dollar in relation to the foreign countries in which the product was sold and the decrease in the number of units shipped was due to Janssen managing its product inventory due in part to increased efficiencies and reliability in our RISPERDAL CONSTA manufacturing process.

Under our manufacturing and supply agreement with Janssen, we earn manufacturing revenues when product is shipped to Janssen, based on a percentage of Janssen’s estimated unit net sales price. Revenues include a quarterly adjustment from Janssen’s estimated unit net sales price to Janssen’s actual unit net sales price for product shipped. In the years ended March 31, 2009, 2008 and 2007, our RISPERDAL CONSTA manufacturing revenues were based on an average of 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA. We anticipate that we will earn manufacturing revenues at 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA for product shipped in the fiscal year ending March 31, 2010 and beyond.

VIVITROL manufacturing revenues consist of the following:

	Years Ended March 31,
	2009	2008	2007
	(In millions)

VIVITROL manufacturing revenues:
VIVITROL sold to Cephalon(1)	$3.8	$6.5	$16.8
VIVITROL sold to Cilag for resale in Russia	0.6	—	—

VIVITROL manufacturing revenues	$4.4	$6.5	$16.8

(1)	Prior to the termination of the VIVITROL collaboration with Cephalon, Cephalon was responsible for the marketing and sale of VIVITROL in the U.S. and we were responsible for the manufacturing, for which we billed Cephalon at cost upon shipment of product. VIVITROL manufacturing revenues includes a 10% markup on cost of goods manufactured which is described in greater detail below.

VIVITROL manufacturing revenues on product sold to Cephalon for the years ended March 31, 2009, 2008 and 2007 included $0.3 million, $0.6 million and $1.5 million, respectively, of milestone revenue related to manufacturing profit earned on VIVITROL, which equaled a 10% markup on VIVITROL cost of goods manufactured and drew down from unearned milestone revenue. VIVITROL manufacturing revenues on product sold to Cephalon for the years ended March 31, 2008 and 2007 included $2.2 million and $3.7 million, respectively, of billings for idle capacity costs. VIVITROL was approved for sale in Russia for the treatment of alcohol dependence in August 2008 and was launched by Cilag in March 2009.

As a result of the termination of the collaboration with Cephalon, we assumed title to certain VIVITROL inventory which we had previously sold to Cephalon, and in December 2008 we reduced VIVITROL manufacturing revenues earned on product sold to Cephalon by $0.7 million and manufacturing profit by $0.1 million to reverse the previous sale of this product inventory to Cephalon.

The decrease in VIVITROL manufacturing revenues for the year ended March 31, 2008, as compared to March 31, 2007, was due to the management of manufacturing volumes to avoid excess inventory. During the year ended March 31, 2007, we shipped large quantities of VIVITROL to Cephalon to build sufficient inventory to support the commercial launch of VIVITROL.

Royalty Revenues

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2009	2008	2007	2009-2008	2008-2007
	(In millions)

Royalty revenues	$33.2	$29.5	$23.2	$3.7	$6.3

Substantially all of our royalty revenues for the years ended March 31, 2009, 2008 and 2007 were related to sales of RISPERDAL CONSTA. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of RISPERDAL CONSTA in the period that the product is sold by Janssen. Royalty revenues for the years ended March 31, 2009, 2008 and 2007 were based on RISPERDAL CONSTA sales of $1,324.9 million, $1,176.5 million and $924.2 million, respectively. Units sold in foreign countries by Janssen in the year ended March 31, 2009, 2008 and 2007 accounted for 77%, 77% and 76% of the total units sold, respectively. The increase in royalty revenues in the year ended March 31, 2009, as compared to the year ended March 31, 2008, was due to a 16% increase in the number of units sold by Janssen, partially offset by a 4% decrease in the selling price of the product in foreign countries primarily due to an overall strengthening of the U.S. dollar in relation to the foreign currencies of the countries in which the product was sold. The increase in royalty revenues in the year ended March 31, 2008, as compared to the year ended March 31, 2007, was due to a 15% increase in the number of units sold by Janssen and a 12% increase in the average selling price of the product primarily due to an overall weakening of the U.S. dollar in relation to the foreign currencies of the countries in which the product was sold. See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for information on foreign currency exchange rate risk related to RISPERDAL CONSTA revenues.

Product Sales, net

Upon termination of the VIVITROL collaboration with Cephalon, we assumed the risks and responsibilities for the marketing and sale of VIVITROL in the U.S., effective on the Termination Date. The following table presents the adjustments deducted from gross VIVITROL product sales to arrive at VIVITROL product sales, net, during the period from December 1, 2008 through March 31, 2009:

	Year Ended March 31,
	2009	% of Sales
	(In millions)

Product sales, gross	$6.3	100.0%
Adjustments to product sales, gross:
Product returns(1)	(1.3)	(20.6)%
Medicaid rebates	(0.2)	(3.2)%
Prompt-pay discounts	(0.1)	(1.6)%
Other	(0.2)	(3.2)%

Total adjustments	(1.8)	(28.6)%

Product sales, net	$4.5	71.4%

(1)	Following the introduction of a return policy for VIVITROL, our estimate for product returns reflects the deferral of the recognition of revenue on shipments of VIVITROL to our customers until the product has left the distribution channel as we do not yet have the sales history to reasonably estimate returns related to these shipments. We estimate product shipments out of the distribution channel through data provided by external sources, including information on inventory levels provided by our customers as well as prescription information.

During the year ended March 31, 2009, gross sales of VIVITROL consisted of $12.6 million of sales by Cephalon prior to the termination of the VIVITROL collaboration and $6.3 million of sales made by us after the Termination Date. Gross sales of VIVITROL by Cephalon during the years ended March 31, 2008 and 2007 were $18.0 million and $6.5 million, respectively.

Research and Development Revenue Under Collaborative Arrangements

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2009	2008	2007	2009-2008	2008-2007
	(In millions)

Research and development programs:
AIR Insulin	$26.8	$49.5	$40.1	$(22.7)	$9.4
Exenatide once weekly	9.5	32.9	19.3	(23.4)	13.6
Four-week RISPERDAL CONSTA	4.6	—	—	4.6	—
AIR PTH	—	5.1	6.5	(5.1)	(1.4)
VIVITROL	—	1.2	4.6	(1.2)	(3.4)
Other	1.2	0.8	4.0	0.4	(3.2)

Research and development revenue under collaborative arrangements	$42.1	$89.5	$74.5	$(47.4)	$15.0

The decrease in revenue from the AIR Insulin program in the year ended March 31, 2009, as compared to the year ended March 31, 2008, was due to the termination of the AIR Insulin development program in March 2008. Under the AIR Insulin Termination Agreement, we recognized $25.5 million of R&D revenue in the three months ended June 30, 2008. We do not expect to record any material amounts of revenue from the AIR Insulin development program in the future. The decrease in the revenues earned under the exenatide once weekly development program in the year ended March 31, 2009, as compared to the year ended March 31, 2008, was due to reduced activity as the program neared the submission of the NDA to the FDA, which occurred in May 2009. In January 2009, we announced that J&JPRD initiated a phase 1, single-dose, open-label study of a four-week formulation of RISPERDAL CONSTA for the treatment of schizophrenia. RISPERDAL CONSTA is currently marketed as a two-week formulation.

The increase in the revenues earned under the AIR Insulin and exenatide once weekly development programs in the year ended March 31, 2008, as compared to the year ended March 31, 2007, were due to increased activity as the programs progressed through their clinical trials. Included in the exenatide once weekly development program revenue for the year ended March 31, 2008 was a $5.0 million payment we received from Amylin in December 2007 related to the achievement of a phase 3 milestone. Upon achievement of the phase 3 milestone, we recalculated the amounts due under the proportional performance model, and based on the proportional performance to date adjusted revenues to the lesser of the amount due under the contract or the amount based on the proportional performance to date. Based on the amount of effort that had been expended when the phase 3 milestone was achieved and the payments we expect to receive under the program, we were able to recognize the full amount as revenue in the period received.

The AIR parathyroid hormone (“PTH”) program was terminated in August 2007. We do not expect to record any material amounts of revenue from the AIR PTH development program in the future. During the years ended March 31, 2008 and 2007, we recorded VIVITROL research and development revenue related to the work we performed on the construction and validation of two additional VIVITROL manufacturing lines at our Ohio manufacturing facilities, which were constructed under the VIVITROL collaboration with Cephalon. We stopped construction on the lines during the year ended March 31, 2008.

Net Collaborative Profit

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2009	2008	2007	2009-2008	2008-2007
	(In millions)

Net collaborative profit:
Milestone revenue — cost recovery	$—	$5.3	$78.8	$(5.3)	$(73.5)
Milestone revenue — license	3.5	5.2	5.1	(1.7)	0.1
Recognition of deferred and unearned milestone revenue due to termination of VIVITROL collaboration	120.7	—	—	120.7	—

Total milestone revenue	124.2	10.5	83.9	113.7	(73.4)
Net payments from (to) Cephalon	—	9.6	(47.0)	(9.6)	56.6
VIVITROL losses funded by Cephalon, post termination	6.0	—	—	6.0	—

Net collaborative profit	$130.2	$20.1	$36.9	$110.1	$(16.8)

Prior to the termination of the VIVITROL collaboration, Cephalon had paid us an aggregate of $274.6 million in nonrefundable milestone payments and we were responsible to fund the first $124.6 million of cumulative net losses incurred on VIVITROL (the “cumulative net loss cap”). VIVITROL reached the cumulative net loss cap in April 2007, at which time Cephalon became responsible to fund all net losses incurred on VIVITROL through December 31, 2007. Beginning January 1, 2008, all net losses incurred on VIVITROL within the collaboration were divided between us and Cephalon in approximately equal shares. For the year ended March 31, 2009, we recognized no milestone revenue — cost recovery, as VIVITROL had reached the cumulative loss cap prior to this reporting period. Milestone revenue — license, related to the license provided to Cephalon to commercialize VIVITROL, was being recognized on a straight-line basis over a 10 year amortization schedule.

Upon the termination of the VIVITROL collaboration with Cephalon, we recognized $120.7 million of net collaborative profit which consisted of $113.9 million of unearned milestone revenue that existed at the Termination Date and $6.8 million of deferred revenue. At the Termination Date, we had $22.8 million of deferred revenue related to the original sale of the two partially completed VIVITROL manufacturing lines to Cephalon. We paid Cephalon $16.0 million to acquire the title to these manufacturing lines and accounted for the payment as a reduction to deferred revenue. The remaining $6.8 million of deferred revenue and the $113.9 million of unearned milestone revenue were recognized as revenue in the three months ended December 31, 2008, as we had no remaining performance obligations to Cephalon and the amounts were nonrefundable. Net payments from (to) Cephalon were received based upon the sharing of VIVITROL costs and losses incurred during the reporting periods.

Upon termination of the VIVITROL collaboration, we received $11.0 million from Cephalon to fund their share of estimated VIVITROL losses during the one-year period following the Termination Date. We recorded the $11.0 million as deferred revenue and are recognizing it as revenue though the application of a proportional performance model based on net VIVITROL losses. We do not expect to recognize any further net collaborative profit after the $11.0 million payment has been fully recognized as revenue, which we expect to occur in fiscal year 2010.

Cost of Goods Manufactured and Sold

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2009	2008	2007	2009-2008	2008-2007
	(In millions)

Cost of goods manufactured and sold:
Risperdal Consta	$31.3	$34.8	$29.9	$3.5	$(4.9)
Vivitrol	11.8	5.9	15.3	(5.9)	9.4
Other	0.3	—	—	(0.3)	—

Cost of goods manufactured and sold	$43.4	$40.7	$45.2	$(2.7)	$4.5

The decrease in cost of goods manufactured for RISPERDAL CONSTA in the year ended March 31, 2009, as compared to the year ended March 31, 2008, was due to a 24% decrease in the unit cost of RISPERDAL CONSTA, primarily due to increased operating efficiencies, partially offset by a 19% increase in the number of units of RISPERDAL CONSTA shipped to Janssen to meet customer demand. The increase in cost of goods manufactured for RISPERDAL CONSTA in the year ended March 31, 2008, as compared to the year ended March 31, 2007, was due to a 19% increase in unit cost of RISPERDAL CONSTA, partially offset by a 3% decrease in the number of units of RISPERDAL CONSTA shipped to Janssen. Shipments of RISPERDAL CONSTA were slightly lower in the year ended March 31, 2008, as compared to the year ended March 31, 2007, as Janssen managed its levels of product inventory, due in part to increased efficiencies and reliability in our RISPERDAL CONSTA manufacturing processes.

Cost of goods manufactured and sold for VIVITROL in the year ended March 31, 2009 consisted of $8.4 million of cost of goods manufactured for Cephalon incurred prior to the Termination Date, less $0.7 million of product previously sold to Cephalon that was reversed in connection with the termination of the VIVITROL collaboration. In addition, we had cost of goods sold of $3.6 million relating to product sold by us in the U.S. after the Termination Date and $0.5 million of cost of goods manufactured for Cilag for resale in Russia. VIVITROL cost of goods manufactured for the year ended March 31, 2008 consisted of $3.2 million of product shipments to Cephalon and $2.7 million of idle capacity costs, which consisted of current year manufacturing costs allocated to cost of goods manufactured which were related to underutilized VIVITROL manufacturing capacity. VIVITROL cost of goods manufactured for the year ended March 31, 2007 consisted of $11.6 million of product shipments to Cephalon and $3.7 million of idle capacity costs. We began shipping VIVITROL to Cephalon for the first time during the quarter ended June 30, 2006, and during the remainder of the fiscal year ended March 31, 2007 we shipped quantities sufficient to build inventory to support the commercial launch of the product.

Research and Development Expense

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2009	2008	2007	2009-2008	2008-2007
	(In millions)

Research and development	$89.5	$125.3	$117.3	$35.8	$(8.0)

The decrease in research and development expenses for the year ended March 31, 2009, as compared to the year ended March 31, 2008, was primarily due to the termination of the AIR Insulin development program in March 2008, the termination of the AIR PTH development program in August 2007 and reductions in costs incurred on the exenatide once weekly development program as the program neared the submission of the NDA to the FDA, which occurred in May 2009. In connection with the termination of the AIR Insulin development program, we closed our AIR commercial manufacturing facility located in Chelsea, Massachusetts and reduced our workforce by approximately 150 employees (the “2008 Restructuring”). In addition to the labor, non-cash compensation, occupancy and depreciation expense savings realized from the 2008 Restructuring, there were reductions in laboratory expenses including clinical raw materials, professional service and third-party packaging fees related to the AIR Insulin and AIR PTH programs. These expense reductions were partially offset by increased clinical study costs related to the ALKS 33 and four-week RISPERDAL CONSTA development programs, which began phase 1 clinical trials in December 2008 and January 2009, respectively, and the ALKS 36 program, which we expect to initiate a phase 1 clinical trial in the second half of calendar 2009 and the VIVITROL opioid dependence development program, in which a multi-center registration study was initiated in June 2008.

The increase in research and development expenses for the year ended March 31, 2008, as compared to the year ended March 31, 2007, was primarily due to increased costs on the exenatide once weekly and AIR Insulin development programs, partially offset by decreased external costs related to the completion of legacy clinical trials for VIVITROL and decreased share-based compensation expense.

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

Selling, General and Administrative Expense

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2009	2008	2007	2009-2008	2008-2007
	(In millions)

Selling, general and administrative	$59.0	$59.5	$66.4	$0.5	$6.9

The decrease in selling, general and administrative costs for the year ended March 31, 2009, as compared to the year ended March 31, 2008, was primarily due to a decrease in share-based compensation expense, professional fees, taxes and depreciation, partially offset by the increased sales and marketing costs related to VIVITROL as we became responsible for the marketing and sale of VIVITROL on December 1, 2008. On the Termination Date, we became responsible for the commercialization of VIVITROL in the U.S. and hired approximately 50 individuals that comprise the VIVITROL sales force. The decrease in selling, general and administrative expenses for the year ended March 31, 2008, as compared to the year ended March 31, 2007, was primarily due to decreased share-based compensation expense.

Impairment and Restructuring Expenses

	Years Ended March 31,			Favorable/(Unfavorable)
	2009	2008	2007	2009-2008	2008-2007
	(In millions)

Impairment of long-lived assets	$—	$11.6	$—	$11.6	$(11.6)
Restructuring	—	6.4	—	6.4	(6.4)

Total impairment and restructuring expenses	$—	$18.0	$—	$18.0	$(18.0)

In March 2008, our collaborative partner Lilly announced the decision to terminate the AIR Insulin development program. In connection with the program termination, in March 2008 our board of directors approved the 2008 Restructuring and as a result we recorded a restructuring charge of $6.9 million, consisting primarily of lease and severance related costs. As of March 31, 2009, the only costs remaining from the 2008 Restructuring relate to lease costs on the exited facility, which will be paid out through fiscal 2016.

In connection with the termination of the AIR Insulin development program, we performed an impairment analysis on the assets that supported the production of AIR Insulin, which consisted of machinery and equipment and leasehold improvements at the AIR commercial manufacturing facility. We determined that the carrying value of the assets exceeded their fair value and recorded an impairment charge of $11.6 million during the three months ended March 31, 2008. Fair value was based on internally and externally established estimates and the selling prices of similar assets.

Other (Expense) Income

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2009	2008	2007	2009-2008	2008-2007
	(In millions)

Gain on sale of investment in Reliant Pharmaceuticals, Inc.	$—	$174.6	$—	$(174.6)	$174.6
Interest income	11.4	17.8	17.7	(6.4)	0.1
Interest expense	(13.7)	(16.4)	(17.7)	2.7	1.3
Other expense, net	(1.6)	(0.4)	(0.5)	(1.2)	0.1

Total other (expense) income	$(3.9)	$175.6	$(0.5)	$(179.5)	$176.1

We recorded a gain on sale of investment in Reliant Pharmaceuticals, Inc. (“Reliant”) of $174.6 million in the year ended March 31, 2008. In November 2007, Reliant was acquired by GlaxoSmithKline (“GSK”) and under the terms of the acquisition we received $166.9 million upon the closing of the transaction in exchange for our investment in Series C convertible, redeemable preferred stock of Reliant. In March 2009, we received an additional $7.7 million of funds, which had been held in escrow subject to the terms of an agreement between GSK and Reliant. We purchased the Series C convertible, redeemable preferred stock of Reliant for $100.0 million in December 2001, and our investment in Reliant had been written down to zero, prior to the time of the sale.

The decrease in interest income for the year ended March 31, 2009, as compared to the year ended March 31, 2008, was due to lower interest rates earned during the year ended March 31, 2009 as compared to March 31, 2008, partially offset by a higher average balance of cash and investments. Interest income for the year ended March 31, 2008 was comparable to the year ended March 31, 2007. We expect our interest earnings to decrease as compared to prior periods due to a general reduction in interest rates on our cash and investments.

The decrease in interest expense for the year ended March 31, 2009, as compared to the year ended March 31, 2008, was the result of our repurchase of an aggregate total of $93.0 million principal amount of the 7% Notes in five separately negotiated transactions during the year ended March 31, 2009. Included in interest expense for the year ended March 31, 2009 is a loss on the extinguishment of the 7% Notes of $2.5 million, consisting of $0.9 million of transaction fees and a $1.6 million difference between the carrying value and the purchase price of the 7% Notes. As a result of the purchases, we save approximately $16.5 million in interest expense, which includes $12.9 million in cash payments for interest and $3.6 million of original discount accretion over the remaining life of the 7% Notes. The 7% Notes, which have a remaining principal amount of $77.0 million are scheduled to be paid in full on January 1, 2012. The decrease in interest expense for the year ended March 31, 2008, as compared to the year ended March 31, 2007, was primarily due to the conversion of our 2.5% Subordinated Notes in June 2006. Interest expense for the year ended March 31, 2007 includes a one-time interest charge of $0.6 million for a payment we made in June 2006 in connection with the conversion of our 2.5% Subordinated Notes to satisfy the Three-Year Interest Make-Whole Provision in the note indenture.

In the years ended March 31, 2009, 2008 and 2007, we recorded other-than-temporary impairments on common stock holdings of our collaborators of $1.2 million, $1.6 million and none, respectively, in other expense, net. In the year ended March 31, 2008, the impairment charge was offset by income earned on the change in the fair value of our investments in warrants of our collaborators.

Provision for Income Taxes

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2009	2008	2007	2009-2008	2008-2007
	(In millions)

Provision for income taxes	$0.5	$5.9	$1.1	$5.4	$(4.8)

The provision for income taxes for the years ended March 31, 2009, 2008 and 2007 related to the U.S. alternative minimum tax (“AMT”). Utilization of tax loss carryforwards is limited in the calculation of AMT. As a result, a federal tax charge was recorded in the years ended March 31, 2009, 2008 and 2007. The current AMT liability is available as a credit against future tax obligations upon the full utilization or expiration of our net operating loss carryforward. Included in the provision for income taxes for the year ended March 31, 2009 is a $0.3 million estimated benefit as a result of the recently enacted Housing and Economic Recovery Act of 2008, which allows for certain taxpayers to forego bonus depreciation in lieu of a refundable cash credit based on certain qualified asset purchases and $0.3 million estimated benefit as a result of the American Recovery and Reinvestment Act of 2009. The American Recovery and Reinvestment Act of 2009 allows certain taxpayers to refund a portion of the Company’s historic research or minimum tax credit carryovers in lieu of claiming the bonus depreciation deduction under section 168(k) for eligible qualified property placed in service after March 31, 2008.

At March 31, 2009, we had approximately $222.4 million of federal net operating loss (“NOL”) carryforwards, $130.6 million of state operating loss carryforwards, and $19.8 million of foreign NOL and foreign capital loss carryforwards, which expire on various dates through the year 2026 or can be carried forward indefinitely. These loss carryforwards are available to reduce future federal and foreign taxable income, if any, and are subject to review and possible adjustment by the applicable taxing authorities. The available loss carryforwards that may be utilized in any future period may be subject to limitation based upon historical changes in the ownership of our stock. We have a full valuation allowance of $111.8 million, which was recorded based upon the uncertainty surrounding future utilization of our deferred tax assets.

Liquidity and Capital Resources

We have funded our operations primarily with funds generated by our business operations and through public offerings and private placements of debt and equity securities, bank loans, term loans, equipment financing arrangements and payments received under research and development agreements and other agreements with collaborators. We expect to incur significant additional research and development and other costs as we expand the development of our proprietary product candidates, including costs related to preclinical studies and clinical trials. Our costs, including research and development costs for our product candidates, manufacturing, and sales, marketing and promotional expenses for any current or future products marketed by us or our collaborators, if any, may exceed revenues in the future, which may result in losses from operations. We believe that our current cash and cash equivalents and short and long-term investments, combined with anticipated interest income and anticipated revenues will generate sufficient cash flows to meet our anticipated liquidity and capital requirements for the foreseeable future.

Our financial condition is summarized as follows:

	March 31,	March 31,
	2009	2008
	(In millions)

Cash and cash equivalents	$86.9	$101.2
Investments — short-term	236.8	240.1
Investments — long-term	80.8	119.1

Total cash, cash equivalents and investments	$404.5	$460.4

Working capital	$307.1	$371.1
Outstanding borrowings — current and long-term	$75.9	$160.4

Cash and Cash Equivalents

Our cash flows for the years ended March 31, 2009, 2008 and 2007 were as follows:

	Years Ended March 31,
	2009	2008	2007
	(In millions)

Cash and cash equivalents, beginning of period	$101.2	$80.5	$33.6
Cash provided by operating activities	34.6	42.4	83.5
Cash provided by (used in) investing activities	45.4	61.9	(30.0)
Cash used in financing activities	(94.3)	(83.6)	(6.6)

Cash and cash equivalents, end of period	$86.9	$101.2	$80.5

Operating Activities

Cash provided by operating activities in the year ended March 31, 2009 decreased as compared to the year ended March 31, 2008, primarily due to the purchase of our 7% Notes during the year ended March 31, 2009. During the year ended March 31, 2009, we purchased $93.0 million principal amount of our 7% Notes for $89.4 million. As the 7% Notes were originally issued at a discount, upon purchase of principal we allocated $6.0 million of the payment amount to the original issue discount, which is considered an operating activity. The remaining $83.4 million spent to purchase the 7% Notes was allocated to the original principal and is reflected as a financing activity. Cash provided by operating activities in the year ended March 31, 2009 included $25.5 million we recognized as revenue in the first quarter of fiscal 2009 related to the AIR Insulin Termination Agreement. Cash provided by operating activities in the year ended March 31, 2008 consists primarily of the net income earned during the year, net of adjustments for non-cash charges, which includes share-based compensation, depreciation, impairment charges related to the 2008 Restructuring and the gain on the sale of the investment in Reliant. The decrease in cash provided by operating activities in the year ended March 31, 2008, as compared to the year ended March 31, 2007, was primarily due to a decrease in cash flows from unearned milestone revenue. In the year ended March 31, 2007, we received nonrefundable payment of $110.0 million from Cephalon upon FDA approval of VIVITROL and $4.6 million from Cephalon under our Amendments. In the year ended March 31, 2008, we did not receive any such payments under our Agreements and Amendments with Cephalon.

Investing Activities

The decrease in cash provided by investing activities during the year ended March 31, 2009, as compared to the year ended March 31, 2008, was primarily due to the $166.9 million we received in exchange for our investment in Series C convertible, redeemable preferred stock of Reliant during the year ended March 31, 2008. The Series C convertible, redeemable preferred stock had an original cost of $100.0 million but had been written down to zero prior to the time of the sale. During the year ended March 31, 2009, we collected an additional $7.7 million related to the Reliant transaction, which was released from escrow due to the terms of an agreement between GSK and Reliant. During the year ended March 31, 2009, we had net sales of investments of $35.4 million, received $7.7 million related to the sale of capital equipment to Amylin and spent $5.5 million on capital equipment, whereas during the year ended March 31, 2008, we had net purchases of investments of $83.0 million and spent $21.9 million on capital equipment. The increase in cash provided by investing activities during the year ended March 31, 2008, as compared to the year ended March 31, 2007 was due to the $166.9 million we received from the Reliant transaction during the year ended March 31, 2008, partially offset by an increase in net investment purchases of $76.8 million and a decrease in capital spend.

Financing Activities

The increase in cash used in financing activities during the year ended March 31, 2009, as compared to the year ended March 31, 2008, was primarily due to the $83.4 million we recorded as a financing activity related to the purchase of our 7% Notes, partially offset by reductions in the purchase of treasury stock.

During the year ended March 31, 2008, we purchased treasury stock at a cost of $93.4 million, which consisted of $33.4 million of purchases made on the open market and $60.0 million purchased through a structured stock repurchase arrangement with a large financial institution in order to lower the average cost to acquire these shares. The increase in cash used in financing activities in the year ended March 31, 2008, as compared to the year ended March 31, 2007, was primarily due to an increase in the purchase of treasury stock.

Investments

We invest in short-term and long-term investments consisting of U.S. government and agency debt securities, corporate debt securities and other debt securities including student loan backed auction rate securities and asset backed debt securities. We also hold strategic investments which include the common stock of companies we do or did have a collaborative arrangement with. Our investment objectives are, first, to assure liquidity and conservation of capital and, second, to obtain investment income. At March 31, 2009, our short-term investments consist of available-for-sale investments with gross unrealized gains of $2.6 million and gross unrealized losses of less than $0.1 million. At March 31, 2009, our long-term investments consist of $4.7 million of held-to-maturity investments that are restricted and held as collateral under certain letters of credit related to certain of our lease agreements and $76.2 million of available-for-sale investments. The long-term available-for-sale investments have gross unrealized losses of $9.0 million, and we classify these investments as long-term as we believe these losses are temporary but recovery of the losses will extend beyond one year. We have the intent and ability to hold these investments to recovery, which may be at maturity. At March 31, 2009, the fair value of our corporate debt securities, student loan backed auction rate securities and asset backed debt securities are measured using significant unobservable inputs (“Level 3” investments) and comprise 18% of our total cash and investment portfolio.

At March 31, 2009, we performed an analysis of our investments with unrealized losses for impairment. We determined that, with the exception of certain of our strategic investments, our investments with unrealized losses are temporarily impaired. During the year ended March 31, 2009, we recorded $1.2 million in other-than-temporary impairments attributed to our strategic investments. Other-than-temporary impairments are realized and recorded in our consolidated statements of income as a component of other income (expense), whereas temporary impairments, or unrealized losses, are recorded in accumulated other comprehensive loss, a component of shareholders’ equity.

During the three months ended March 31, 2009, certain of our investments in corporate debt securities with an original cost of $66.0 million had little or no trades. These securities consist primarily of investment grade subordinated, medium term, callable step-up floating rate notes (“FRN”) issued by several large European and U.S. banks. At March 31, 2009, the FRN’s had composite ratings by Moody’s, Standard & Poor’s (“S&P”) and Fitch of between AA and A-. These FRN’s did not trade either because they were nearing their scheduled call dates or due to increasing credit spreads on the debt of the issuers. We estimate the fair value of the FRN’s to be $59.7 million at March 31, 2009. Similar securities we have held have been called at par by issuers prior to maturity.

Since the FRN’s were not actively trading in the credit markets and fair value could not be derived from quoted prices, we used a discounted cash flow model to determine the estimated fair value of the securities at March 31, 2009. The assumptions used in the discounted cash flow model included estimates for interest rates, expected holding periods and risk adjusted discount rates, which we believe to be the most critical assumptions utilized within the analysis. Our valuation analysis considered, among other items, assumptions that market participants would use in their estimates of fair value, such as the creditworthiness and credit spreads of the issuer and when callability features may be exercised by the issuer. These securities were also compared, where possible, to other observable market data with similar characteristics to the securities held by us.

In making the determination that the decline in fair value of the FRN’s was temporary, we considered various factors, including but not limited to: the length of time each security was in an unrealized loss position, the extent to which fair value was less than cost, financial condition and near term prospects of the issuers and our intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value. The estimated fair value of the FRN’s could change significantly based on future financial market conditions. We will continue to monitor the securities and the financial markets, and if there is continued deterioration the fair value of these securities could decline further resulting in an other-than-temporary impairment charge.

Our two investments in auction rate securities each had an original cost of $5.0 million and invest in taxable student loan revenue bonds issued by the Colorado Student Obligation Bond Authority (“Colorado”) and Brazos Higher Education Service Corporation (“Brazos”) which service student loans under the Federal Family Education Loan Program. The bonds are collateralized by student loans purchased by the authorities which are guaranteed by state sponsored agencies and reinsured by the U.S. Department of Education. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. The Colorado securities are Aaa rated by Moody’s and the Brazos securities were downgraded during the three months ended March 31, 2009 to Baa3 by Moody’s due to the increase in funding costs due to the continuing and prolonged dislocation of the auction rate securities market. Due to repeated failed auctions since January 2008, we no longer consider these securities to be liquid and classified them as long-term investments in our consolidated balance sheets. The securities continue to pay interest at predetermined interest rates during the periods in which the auctions have failed.

We estimate the fair value of the auction rate securities to be $8.1 million. Since the security auctions have failed and fair value cannot be derived from quoted prices, we used a discounted cash flow model to determine the estimated fair value of the securities at March 31, 2009. The assumptions used in the discounted cash flow model includes estimates for interest rates, timing of cash flows, expected holding periods and risk adjusted discount rates, which include a provision for default risk, which we believe to be the most critical assumptions utilized within the analysis. Our valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when callability features may be exercised by the issuer. These securities were also compared, where possible, to other observable market data with similar characteristics to the securities held by us.

In making the determination that the decline in fair value of the auction rate securities was temporary, we considered various factors, including but not limited to: the length of time each security was in an unrealized loss position, the extent to which fair value was less than cost, financial condition and near term prospects of the issuers and our intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value. The estimated fair value of the auction rate securities could change significantly based on future financial market conditions. We will continue to monitor the securities and the financial markets and if there is continued deterioration, the fair value of these securities could decline further resulting in an other-than-temporary impairment charge.

Our investments in asset backed debt securities have a cost of $6.9 million and consist of medium term floating rate notes (“MTN”) of Aleutian Investments, LLC (“Aleutian”) and Meridian Funding Company, LLC (“Meridian”), which are qualified special purpose entities (“QSPE”) of Ambac Financial Group, Inc. (“Ambac”) and MBIA, Inc. (“MBIA”), respectively. Ambac and MBIA are guarantors of financial obligations and are referred to as monoline financial guarantee insurance companies. The QSPE’s, which purchase pools of assets or securities and fund the purchase through the issuance of MTN’s, have been established to provide a vehicle to access the capital markets for asset backed debt securities and corporate borrowers. The MTN’s include a sinking fund redemption feature which match-fund the terms of redemptions to the maturity dates of the underlying pools of assets or securities in order to mitigate potential liquidity risk to the QSPE’s. At March 31, 2009, $5.5 million of our initial investment in the Meridian MTN’s had been redeemed by MBIA through scheduled sinking fund redemptions at par value, and the first sinking fund redemption on the Aleutian MTN is scheduled for June 2009.

The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets, and the exposure of these securities to the financial condition of monoline financial guarantee insurance companies, including Ambac and MBIA. In April 2009, Moody’s downgraded Ambac to Ba3 from

Baa1, and in November 2008, Standard & Poor’s (“S&P”) downgraded Ambac to A from AA. In February 2009, Moody’s downgraded MBIA to B3 from Baa1, and S&P downgraded MBIA to BBB+ from AA. The downgrades were all attributed to Ambac’s and MBIA’s inability to maintain adequate capital levels. We may not be able to liquidate our investment in these securities before the scheduled redemptions or until trading in the securities resumes in the credit markets, which may not occur.

We estimate the fair value of the asset backed securities to be $6.1 million. Because the MTN’s are not actively trading in the credit markets and fair value cannot be derived from quoted prices, we used a discounted cash flow model to determine the estimated fair value of the securities at March 31, 2009. Our valuation analyses consider, among other items, assumptions that market participants would use in their estimates of fair value such as the collateral underlying the security, the creditworthiness of the issuer and the associated guarantees by Ambac and MBIA, the timing of expected future cash flows, including whether the callability features of these investments may be exercised by the issuer. We believe there are several significant assumptions that are utilized in our valuation analysis, the most critical of which is the discount rate, which includes a provision for default and liquidity risk.

At March 31, 2009, we determined that the securities had been temporarily impaired due to the length of time each security was in an unrealized loss position, the extent to which fair value was less than cost, the financial condition and near term prospects of the issuers, current redemptions made by one of the issuers and our intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value or until scheduled redemption. We do not expect the estimated fair value of these securities to decrease significantly in the future unless credit market conditions continue to deteriorate significantly or the credit ratings of the issuers are further downgraded.

The other-than-temporary impairment charges taken during the year ended March 31, 2009 on our strategic investments and the illiquid nature of the auction rate and asset backed securities do not have a material impact on our liquidity or our financial flexibility or stability. Based on our ability to access our cash and our expected operating cash flows and other sources of cash, we do not anticipate the lack of liquidity on the auction rate and asset backed securities will affect our ability to execute our current business plan.

Borrowings

At March 31, 2009, our borrowings consisted of $75.9 million of the 7% Notes. We have been making interest payments on the 7% Notes and made our first quarterly principal payment of $6.4 million on April 1, 2009. During the year ended March 31, 2009, we purchased, in five separately negotiated transactions, an aggregate total of $93.0 million principal amount of the 7% Notes for $89.4 million. We recorded a loss on the extinguishment of the notes of $2.5 million, consisting of $0.9 million of transaction fees and a $1.6 million difference between the carrying value and the purchase price of the 7% Notes. As a result of the purchases, we save approximately $16.5 million in interest expense, which includes $12.9 million in cash payments for interest and $3.6 million of original discount accretion over the remaining life of the 7% Notes. The 7% Notes, which have a remaining principal amount of $77.0 million are scheduled to be paid in full on January 1, 2012.

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

We expect to spend approximately $13.0 million during the year ended March 31, 2010 for capital expenditures.

Contractual Obligations

The following table summarizes our obligations to make future payments under current contracts at March 31, 2009:

		Less Than	One to	Three to Five	More Than
		One Year	Three Years	Years	Five Years
		(Fiscal	(Fiscal 2011-	(Fiscal 2013-	(After Fiscal
Contractual Cash Obligations	Total	2010)	2012)	2014)	2015)
		(In thousands)

7% Notes — principal(1)	$77,000	$25,667	$51,333	$—	$—
7% Notes — interest(1)	8,759	4,716	4,043	—	—
Operating lease obligations	35,918	10,233	20,577	3,844	1,264
Purchase obligations	29,109	29,109	—	—	—
Capital expansion programs	854	854	—	—	—

Total contractual cash obligations	$151,640	$70,579	$75,953	$3,844	$1,264

(1)	The 7% Notes were issued by RC Royalty Sub LLC, a wholly-owned subsidiary of Alkermes, Inc. The 7% Notes are non-recourse to Alkermes, Inc. (see Note 9 to the consolidated financial statements included in this Form 10-K).

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

This table also excludes any liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. In connection with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”), we have approximately $0.2 million of long term liabilities associated with uncertain tax positions at March 31, 2009.

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

In April 2009, we entered into a lease agreement in connection with the move of our corporate headquarters from Cambridge, Massachusetts to Waltham, Massachusetts which is scheduled to occur in early calendar 2010. The initial lease term, which begins upon our move into the new facility, is for 10 years with provisions for us to extend the lease term up to an additional 10 years. The Company’s rent expense related to this new space will be approximately $2.7 million a year during the initial lease term, and this lease obligation is not included in the contractual obligations table above.

Off-Balance Sheet Arrangements

At March 31, 2009, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that our most critical accounting estimates are in the areas of revenue recognition, investments, share-based compensation and income taxes.

Manufacturing revenues, Product sales and Royalty revenues

For the year ended March 31, 2009, our manufacturing revenues consist of sales from two products, RISPERDAL CONSTA and VIVITROL. RISPERDAL CONSTA is sold exclusively to Janssen under a license agreement in which we granted Janssen an exclusive worldwide license to use and sell RISPERDAL CONSTA. We record manufacturing revenues from sales of RISPERDAL CONSTA when the product is shipped to Janssen at a price based on 7.5% of Janssen’s net unit sales price for RISPERDAL CONSTA for the calendar year. As the sales price is based on information supplied to us by Janssen, this may require estimates to be made. Differences between the actual revenue and estimated revenues are reconciled and adjusted for in the period in which they become known. Historically, adjustments have not been material based on actual amounts paid by Janssen. We also receive a royalty equal to 2.5% of net sales of RISPERDAL CONSTA in the period the product is sold by Janssen.

Prior to December 1, 2008, we manufactured and sold VIVITROL exclusively to Cephalon for sale of the product in the U.S. under the Agreements and Amendments. We recorded manufacturing revenues upon shipment of the product to Cephalon at cost plus a manufacturing profit of 10%. We also have an agreement in which we granted Cilag a license to commercialize and sell VIVITROL in Russia and the CIS. We record manufacturing revenues under this agreement upon shipment of the product to Cilag at an agreed upon price. We also earn a royalty equal to a minimum of 15% of net sales of VIVITROL in Russia and the CIS in the period the product is sold by Cilag.

On December 1, 2008, we became responsible for the commercialization and sale of VIVITROL in the U.S. We recognize revenue from product sales from the sale of VIVITROL when persuasive evidence of an arrangement exists, title to the product and associated risk of loss has passed to the customer, which is considered to have occurred when the product has been received by the customer, the sales price is fixed or determinable and collectibility is reasonably assured. We sell VIVITROL primarily to wholesalers, specialty distributors and specialty pharmacies. We record VIVITROL product sales net of the following categories of allowances: product returns; payment term discounts; Medicaid discounts; and other discounts. Calculating each of these items involves estimates and judgments and requires us to use information from external sources. Based on Cephalon’s history of VIVITROL sales in the U.S., known market events and trends, third party data, customer buying patterns and up-to-date knowledge of contractual and statutory requirements, we believe we are able to make reasonable estimates of sales discounts.

1) Product Returns — In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”), we cannot recognize revenue on product shipments until we can reasonably estimate returns related to these shipments. We defer the recognition of revenue on shipments of VIVITROL to our customers until the product has left the distribution channel. We estimate product shipments out of the distribution channel through data provided by external sources, including information on inventory levels provided by our customers in the distribution channel, as well as prescription information. In order to match the cost of goods related to products shipped to customers with the associated revenue, we defer the recognition of the cost of goods to the period in which the associated revenue is recognized.

2) Payment Term Discounts — We offer our direct purchase customers a 2% prompt-pay cash discount as an incentive to remit payment within the first 30 days after the date of the invoice. Prompt-pay discount calculations are based on the gross amount of each invoice. We account for these discounts by reducing sales by the 2% discount amount when product is shipped into the distribution channel, and apply earned cash discounts at the time of payment. We adjust the accrual to reflect actual experience as necessary.

3) Medicaid Rebates — We record accruals for rebates to be provided through the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel. We rebate individual states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on our Average Manufacturer Price (“AMP”). We estimate the expected rebate per unit used and adjust our rebate accruals based on expected changes in rebate pricing. We also examine the historical rebate trends and the trend of sales that become eligible for Medicaid programs and any expected changes to these trends.

4) Other — We offer special programs and discounts to support the commercialization and sale of VIVITROL. During the year ended March 31, 2009, we utilized a discount program which included free product sample vouchers and reimbursement of insurance co-pays for certain patients for a limited period. We also have agreements with certain wholesalers and other customers that provide them an opportunity to earn discounts in exchange for the performance of certain services (“fee-for-service” discounts). We have agreements with certain group purchasing organizations (“GPO”) in which its members or others can purchase product from our wholesalers or other customers at a specified price, which may be below our customer’s purchase price. In these instances, our customer requests a credit from us, which is referred to as a chargeback. We record accruals for fee-for-service discounts and chargebacks as a reduction of sales when the product is sold.

The following table summarizes activity in each of the above product sales allowances categories for the period of December 1, 2008 through March 31, 2009:

	Product	Prompt-Pay	Medicaid
	Returns	Discounts	Rebates	Other	Total
	(In millions)

Balance, December 1, 2008	$—	$—	$—	$—	$—
Current provision:					—
Current year	1.4	0.1	0.2	0.2	1.9
Actual:					—
Current year	(0.1)	—	—	—	(0.1)

Balance, March 31, 2009	$1.3	$0.1	$0.2	$0.2	$1.8

Research and development revenue under collaborative arrangements

Our research and development revenue consists of nonrefundable research and development funding under collaborative arrangements with various collaborative partners. We are generally compensated for formulation, preclinical and clinical testing related to the collaborative research programs using a negotiated FTE or hourly rate for hours worked by our employees, plus direct external research costs, if any. This rate is established by us based on our annual budget of employee compensation, employee benefits and billable non-project-specific costs and is generally increased annually based on increases in the consumer price index. We recognize research and development revenue under collaborative arrangements over the term of the applicable agreements through the application of a proportional performance model where revenue is recognized in an amount equal to the lesser of the amount due under the agreements or an amount based on the proportional performance to date. We recognize nonrefundable payments and fees for the licensing of technology or intellectual property rights over the related performance period or when there is no remaining performance required. Nonrefundable payments and fees are recorded as deferred revenue upon receipt and may require deferral of revenue recognition to future periods.

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

Net collaborative profit

Under the terms of the Agreements with Cephalon related to VIVITROL, we received total nonrefundable payments of $274.6 million, and for the purposes of revenue recognition we separated the deliverables under the Agreements into three units of accounting: (i) net losses on the products; (ii) manufacturing of the products; and (iii) the product license. The nonrefundable payments allocated to each of the accounting units was based initially on the fair value of each unit as determined at the date the payments were received. The fair values of the accounting units were reviewed periodically and adjusted, as appropriate. These payments were recorded in the consolidated balance sheets as “Unearned milestone revenue — current portion” and “Unearned milestone revenue — long-term portion” prior to being earned. The classification between the current and long-term portions was based on our best estimate of whether the milestone revenue was recognized during or after the 12-month period following the reporting period, respectively. When earned, the revenue was recorded as “net collaborative profit” in the consolidated statements of income and comprehensive income.

Under the terms of the Agreements and Amendments, we were responsible for the first $124.6 million of net VIVITROL losses through December 31, 2007 (the “cumulative net loss cap”). Net VIVITROL losses excluded development costs incurred by us to obtain FDA approval of VIVITROL and costs incurred by us to complete the first VIVITROL manufacturing line, both of which were our sole responsibility. Cephalon was responsible to pay all net VIVITROL losses in excess of the cumulative net loss cap through December 31, 2007. After December 31, 2007, all net VIVITROL losses were divided between us and Cephalon in approximately equal shares.

Cephalon recorded net sales from VIVITROL in the U.S. We and Cephalon reconciled the costs incurred by each party to develop, commercialize and manufacture VIVITROL against revenues earned to determine net losses in each reporting period. To the extent that the cash earned or expended by either of the parties exceeded or was less than its proportional share of net loss for a period, the parties settled by delivering cash such that the net cash earned or expended equals each party’s proportional share. The cash flow between the companies related to our share of net VIVITROL losses was recorded in the period in which it was made as “Net collaborative profit” in the consolidated statements of income and comprehensive income.

Under the terms of the Agreements, we were responsible for the manufacture of clinical and commercial supplies of VIVITROL for sale in the U.S., and we granted Cephalon a co-exclusive license to the our patents and know-how necessary to use, sell, offer for sale and import the products for all current and future indications in the U.S. We recorded the earned portion of the arrangement consideration allocated to the manufacturing of the products at cost when the product was shipped to Cephalon and also recorded manufacturing profit, which equaled a 10% markup on VIVITROL cost of goods manufactured and drew down unearned milestone revenue. We recorded the earned portion of the arrangement consideration allocated to the product license to revenue on a straight-line basis over the expected life of VIVITROL, being 10 years.

In October 2006, we and Cephalon entered into the Amendments in which the parties agreed that Cephalon would purchase from us two VIVITROL manufacturing lines (and related equipment) under construction. Amounts we received from Cephalon for the sale of the two VIVITROL manufacturing lines were recorded as “Deferred revenue — long-term portion” in the consolidated balance sheets.

In connection with the termination of the VIVITROL collaboration with Cephalon, we recognized $120.7 million of net collaborative profit, consisting of $113.9 million of unearned milestone revenue and $6.8 million of deferred revenue remaining on our books at the Termination Date. At the Termination Date, we had $22.8 million of deferred revenue related to the original sale of the two partially completed VIVITROL manufacturing lines to Cephalon. We paid Cephalon $16.0 million to reacquire the title to these manufacturing lines and accounted for the payment as a reduction to the deferred revenue previously recognized. The remaining $6.8 million of deferred revenue and the $113.9 million of unearned milestone revenue were recognized in the three months ended December 31, 2008, through net collaborative profit, as we had no remaining performance obligations to Cephalon beyond the Termination Date and the amounts were nonrefundable to Cephalon. We received $11.0 million from Cephalon as payment to fund their share of estimated VIVITROL product losses during the one-year period following the Termination Date, and we are recognizing this payment as net collaborative profit through the application of a proportional performance model based on net VIVITROL losses.

Investments

We invest in various types of securities including U.S. government and agency obligations, corporate debt securities and other debt securities including student loan backed auction rate securities and asset backed debt securities in accordance with our documented corporate policies. We also have strategic investments which include the common stock and warrants of companies we do or did have a collaborative agreement with. Substantially all of our investments are classified as “available-for-sale,” and are recorded at fair value. Holding gains and losses on these investments are considered “unrealized” and are reported within accumulated other comprehensive income, a component of shareholders’ equity. Realized gains and losses are reported in other (expense) income, net. Valuation of available-for-sale securities for purposes of determining the amount of gains and losses is based on the specific identification method. Our held-to-maturity investments are restricted investments held as collateral under certain letters of credit related to our lease arrangements and are recorded at amortized cost.

The earnings on our investment portfolio may be adversely affected by changes in interest rates, credit ratings, collateral value, the overall strength of credit markets and other factors that may result in other-than-temporary declines in the value of the securities. On a quarterly basis, we review the fair market value of our investments in comparison to historical cost. If the fair market value of a security is significantly less than its carrying value, we consider all available evidence in assessing when and if the value of the investment can be expected to recover to at least its historical cost. This evidence would include:

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

If our review indicates that the decline in value is other-than-temporary, we write down our investment to the then current market value and record an impairment charge to our consolidated statements of income and comprehensive income. The determination of whether an unrealized loss is other-than-temporary requires significant judgment and can have a material impact on our reported earnings. The liquidity of our student loan backed auction rate securities and asset backed debt securities have been affected due to the uncertainty in the credit markets. We may have to record an other-than-temporary impairment charge in the future on our auction rate securities if the trading in the securities in the credit market does not resume or on our asset backed securities if sinking fund redemptions do not occur.

In accordance with SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”), we have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset.

Financial assets that are classified as Level 2 are initially valued at the transaction price and subsequently valued utilizing third party pricing sources. At March 31, 2009, we did not hold any investments classified as Level 2. We hold investments classified as Level 3 which includes certain of our investments in corporate debt securities, student loan backed auction rate securities and asset backed debt securities. Fair value for these Level 3 investments are initially measured at transaction prices and subsequently valued using discounted cash flow models which consider, among other items, assumptions that the market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees and the timing of expected future cash flows. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on our results of operations. We also hold warrants to purchase the common stock of a former collaborator which are classified using Level 3 inputs. The carrying value of these warrants was immaterial at March 31, 2009 and 2008.

Share-based Compensation

In connection with valuing stock options, we utilize the Black-Scholes option-pricing model, which requires us to estimate certain subjective assumptions. These assumptions include the expected option term, which takes into account both the contractual term of the option and the effect of our employees’ expected exercise and post-vesting termination behavior; expected volatility of our common stock over the option’s expected term, which is developed using both the historical volatility of our common stock and implied volatility from our publicly traded options; the risk-free interest rate over the option’s expected term; and our expected annual dividend yield. Due primarily to the expected exercise and post-vesting termination behavior of our employees and non-employee directors, we establish separate Black-Scholes assumptions for three distinct populations which consist of our senior management, our non-employee directors, and all other employees. For the year ended March 31, 2009, the range in weighted-average assumptions were as follows:

Expected option term	5 - 7 years
Expected stock volatility	36% - 46%
Risk-free interest rate	1.66% - 3.52%
Expected annual dividend yield	—

In addition, our management must also apply judgment in developing an estimate of awards that may be forfeited. For the year ended March 31, 2009, we used a forfeiture estimate of 0% for our non-employee directors, 4.75% for members of senior management and 12% for all other employees. For all of the assumptions used in determining the fair value and forfeiture estimates, our historical experience is generally the starting point for developing our expectations, which may be modified to reflect information available at the time of grant that would indicate that the future is reasonably expected to differ from the past.

Income Taxes

We use the asset and liability method of accounting for deferred income taxes. Our most significant tax jurisdictions are the U.S. federal government and states. Significant judgments, estimates and assumptions regarding future events, such as the amount, timing and character of income, deductions and tax credits, are required in the determination of our provision for income taxes and whether valuation allowances are required against deferred tax assets. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that we are using to manage the underlying businesses. As of March 31, 2009, we determined that it is more likely than not that the deferred tax assets will not be realized and a full valuation allowance has been recorded.

We account for uncertain tax positions in accordance with FIN No. 48. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties and disclosure. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Recent Accounting Pronouncements

In November 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF No. 07-1”). EITF No. 07-1 is effective for our fiscal year beginning April 1, 2009, and adoption is on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). FSP No. APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for our fiscal year beginning April 1, 2009, and we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued three FSP’s related to investments, FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”); FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124”); and FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124 amends the other-than-temporary impairment guidance in existing U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments be made in interim reporting periods as well as in annual financial statements for publicly traded companies. The three FSP’s are effective for our fiscal year beginning April 1, 2009, and we are currently evaluating the impact the adoption of these standards will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We hold financial instruments in our investment portfolio that are sensitive to market risks. Our investment portfolio, excluding warrants and equity securities we hold in connection with our collaborations and licensing activities, is used to preserve capital until it is required to fund operations. Our held-to-maturity investments are restricted and are held as collateral under certain letters of credit related to our lease agreements. Our short-term and long-term investments consist of U.S. government debt securities, U.S. agency debt securities, corporate debt securities, including auction rate securities and asset backed debt securities. These debt securities are: (i) classified as available-for-sale; (ii) recorded at fair value; and (iii) subject to interest rate risk, and could decline in value if interest rates increase. Fixed rate interest securities may have their market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to a fall in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However, because we classify our investments in debt securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10%, our interest income would change by approximately $1.1 million over an annual period. Due to the conservative nature of our short-term and long-term investments and our investment policy, we do not believe that we have a material exposure to interest rate risk. Although our investments are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

Our investments that are subject to the greatest liquidity and credit risk at this time are our investments in asset backed debt securities and auction rate securities. Holding all other factors constant, if we were to increase the discount rate utilized in our valuation analysis of the asset backed debt securities and auction rate securities by 50 basis points (one-half of a percentage point), this change would have the effect of reducing the fair value of these investments by less than $0.1 million and $0.2 million at March 31, 2009, respectively. As it relates to auction rate securities, holding all other factors constant, if we were to increase the average expected term utilized in our fair value analysis by one year, this change would have the effect of reducing the fair value of these securities by approximately $0.1 million at March 31, 2009.

At March 31, 2009, the fair value of our 7% Notes was $74.7 million and the carrying value was $75.9 million. The interest rate on these notes are fixed and therefore not subject to interest rate risk.

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

The impact on our manufacturing and royalty revenues from foreign currency exchange rate risk is based on a number of factors, including the exchange rate (and the change in the exchange rate from the prior period) between a foreign currency and the U.S. dollar, and the amount of RISPERDAL CONSTA sales by Janssen that are denominated in foreign currencies. For the year ended March 31, 2009, an average 10%

strengthening of the U.S. dollar relative to the currencies in which RISPERDAL CONSTA is sold would have resulted in our RISPERDAL CONTSTA manufacturing and royalty revenues being reduced by approximately $7.0 million and $3.7 million, respectively.

Item 8.	Financial Statements and Supplementary Data

Selected Quarterly Financial Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Year Ended March 31, 2009
REVENUES:
Manufacturing revenues	$38,610	$33,039	$20,533	$24,662
Royalty revenues	8,581	8,439	7,970	8,257
Product sales, net	—	—	—	4,467
Research and development revenue under collaborative arrangements	31,450	5,252	3,736	1,649
Net collaborative profit(1)	1,351	581	123,422	4,840

Total revenues	79,992	47,311	155,661	43,875

EXPENSES:
Cost of goods manufactured and sold	14,314	12,071	5,536	11,475
Research and development	22,261	19,710	22,669	24,838
Selling, general and administrative	11,926	11,679	14,568	20,835

Total expenses	48,501	43,460	42,773	57,148

OPERATING INCOME (LOSS)	31,491	3,851	112,888	(13,273)
OTHER EXPENSE	(774)	(2,216)	(503)	(452)

INCOME (LOSS) BEFORE INCOME TAXES	30,717	1,635	112,385	(13,725)
INCOME TAX PROVISION (BENEFIT)	1,030	(63)	(330)	(130)

NET INCOME (LOSS)	$29,687	$1,698	$112,715	$(13,595)

BASIC NET INCOME (LOSS) PER SHARE	$0.31	$0.02	$1.18	$(0.14)

DILUTED NET INCOME (LOSS) PER SHARE	$0.31	$0.02	$1.18	$(0.14)

Year Ended March 31, 2008
REVENUES:
Manufacturing revenues	$31,517	$24,137	$14,275	$31,771
Royalty revenues	6,982	7,348	7,384	7,743
Research and development revenue under collaborative arrangements	23,450	21,206	23,985	20,869
Net collaborative profit	6,989	5,909	5,127	2,025

Total revenues	68,938	58,600	50,771	62,408

EXPENSES:
Cost of goods sold	10,145	9,218	7,499	13,815
Research and development	32,619	28,317	30,395	33,937
Selling, general and administrative	15,400	14,487	15,249	14,372
Impairment and restructuring	—	—	—	18,053

Total expenses	58,164	52,022	53,143	80,177

OPERATING INCOME (LOSS)	10,774	6,578	(2,372)	(17,769)
OTHER INCOME (EXPENSE)(2)	355	1,320	174,442	(498)

INCOME (LOSS) BEFORE INCOME TAXES	11,129	7,898	172,070	(18,267)
INCOME TAX PROVISION	2,382	200	3,189	80

NET INCOME (LOSS)	$8,747	$7,698	$168,881	$(18,347)

BASIC NET INCOME (LOSS) PER SHARE	$0.09	$0.08	$1.66	$(0.19)

DILUTED NET INCOME (LOSS) PER SHARE	$0.08	$0.07	$1.63	$(0.19)

(1)	Includes $120.7 million recognized as revenue upon the termination of the VIVITROL collaboration with Cephalon during the three months ended December 31, 2008.

(2)	Includes the gain on sale of investment in Reliant recognized in the third quarter of fiscal 2008.

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

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2009. This evaluation included consideration of the controls, processes and procedures that comprise our internal control over financial reporting. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b) Evaluation of internal control over financial reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009, based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In completing our assessment, no material weaknesses in our internal controls over financial reporting as of March 31, 2009 were identified. Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of March 31, 2009.

The effectiveness of our internal control over financial reporting as of March 31, 2009 has been attested to by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in internal controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

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

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the three months ended March 31, 2009, Mr. Robert A. Breyer and Mr. Paul J. Mitchell, directors of the Company, entered into trading plans in accordance with Rule 10b5-1 and our policy governing transactions in our securities by our directors, officers and employees. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement for our annual shareholders’ meeting (the “2009 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

EXHIBIT INDEX

Exhibit
No.

3.1	Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 001-14131).)

Exhibit
No.

3	.1(a)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2002 (File No. 001-14131).)
3	.1(b)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on May 14, 2003. (Incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003 (File No. 000-19267).)
3.2		Second Amended and Restated By-Laws of Alkermes, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 28, 2005.)
4.1		Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 033-40250).)
4.2		Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)
4.3		Rights Agreement, dated as of February 7, 2003, as amended, between Alkermes, Inc. and EquiServe Trust Co., N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003 (File No. 000-19267).)
4.4		Indenture, dated as of February 1, 2005, between RC Royalty Sub LLC and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.)
4.5		Form of Risperdal Consta® PhaRMAsm Secured 7% Notes due 2018. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.)
10.1		Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998 (File No. 001-14131).)+
10.2		Stock Option Plan for Non-Employee Directors, as amended. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on October 1, 2003 (File No. 333-109376).)+
10.3		Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 001-14131).)
10.4		Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 001-14131).)
10.5		Lease Agreement, dated as of April 22, 2009 between PDM Unit 850, LLC, and Alkermes, Inc.#
10.6		License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (U.S.) (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)*
10.7		License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except U.S.) (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)*
10.8		Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002 (File No. 001-14131).)***

Exhibit
No.

10	.8(a)	Third Amendment To Development Agreement, Second Amendment To Manufacturing and Supply Agreement and First Amendment To License Agreements by and between Janssen Pharmaceutica International Inc. and Alkermes Controlled Therapeutics Inc. II, dated April 1, 2000 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.8(b)	Fourth Amendment To Development Agreement and First Amendment To Manufacturing and Supply Agreement by and between Janssen Pharmaceutica International Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 20, 2000 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.8(c)	Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002 (File No. 001-14131).)***
10	.8(d)	Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)***
10	.8(e)	Amendment to Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 22, 2003 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.8(f)	Fourth Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated January 10, 2005 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10.9		Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 21, 2002 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.9(a)	Amendment to Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 16, 2003 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10.10		Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc. (assigned to Alkermes, Inc. in March 2007), as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)**
10.11		Employment agreement, dated as of December 12, 2007, by and between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007.)+
10	.11(a)	Amendment to Employment Agreement by and between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008.)+
10.12		Employment agreement, dated as of December 12, 2007, by and between David A. Broecker and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007.)+

Exhibit
No.

10	.12(a)	Amendment to Employment Agreement by and between Alkermes, Inc. and David A. Broecker. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008.)+
10.13		Form of Employment Agreement, dated as of December 12, 2007, by and between the Registrant and each of Kathryn L. Biberstein, Elliot W. Ehrich, M.D., James M. Frates, Michael J. Landine, Gordon G. Pugh. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007.)+
10	.13(a)	Form of Amendment to Employment Agreement by and between Alkermes, Inc. and each of each of Kathryn L. Biberstein, Elliot W. Ehrich, M.D., James M. Frates, Michael J. Landine, Gordon G. Pugh. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008.)+
10.14		Form of Covenant Not to Compete, of various dates, by and between the Registrant and each of Kathryn L. Biberstein and James M. Frates. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Report on Form 10-K for the year ended March 31, 2007.)+
10	.14(a)	Form of Covenant Not to Compete, of various dates, by and between the Registrant and each of Elliot W. Ehrich, M.D., Michael J. Landine, and Gordon G. Pugh. (Incorporated by reference to Exhibit 10.15(a) to the Registrant’s Report on Form 10-K for the year ended March 31, 2007.)+
10.15		License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2005.)*****
10	.15(a)	Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2005.)*****
10	.15(b)	Amendment to the License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006. (Incorporated by reference to Exhibit 10.16(b) to the Registrant’s Report on Form 10-K for the year ended March 31, 2007.)******
10	.15(c)	Amendment to the Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006. (Incorporated by reference to Exhibit 10.16(c) to the Registrant’s Report on Form 10-K for the year ended March 31, 2007.)******
10.16		Accelerated Share Repurchase Agreement, dated as of February 7, 2008, between Morgan Stanley & Co. Incorporated and Alkermes, Inc. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Report on Form 10-K for the year ended March 31, 2008.)
10.17		Alkermes, Inc. 1998 Equity Incentive Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended December 31, 2006.)+
10	.17(a)	Form of Stock Option Certificate pursuant to Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10.18		Alkermes, Inc. Amended and Restated 1999 Stock Option Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14/A filed on July 27, 2007.)+
10	.18(a)	Form of Incentive Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10	.18(b)	Form of Non-Qualified Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10.19		Alkermes, Inc. 2002 Restricted Stock Award Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended December 31, 2006.)+

Exhibit
No.

10	.19(a)	Amendment to Alkermes, Inc. 2002 Restricted Stock Award Plan. (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14/A filed on July 27, 2007.)+
10.20		2006 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended September 30, 2006.)+
10	.20(a)	Amendment to 2006 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Form DEF 14/A filed on July 27, 2007.)+
10.21		Alkermes Fiscal 2008 Named-Executive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2007.)+
10.22		Alkermes Fiscal Year 2009 Reporting Officer Performance Pay Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2008.)+
10.23		Alkermes, Inc., 2008 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008.)+
10	.23(a)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Incentive Stock Option) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008.)+
10	.23(b)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Non-Qualified Option) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008.)+
10	.23(c)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Non-Employee Director) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008.)+
10	.23(d)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Time Vesting Only). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2009.)+
10	.23(e)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Performance Vesting Only). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2009.)+
21.1		Subsidiaries of the Registrant.#
23.1		Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP.#
23.2		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.#
24.1		Power of Attorney (included on signature pages).#
31.1		Rule 13a-14(a)/15d-14(a) Certification.#
31.2		Rule 13a-14(a)/15d-14(a) Certification.#
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

**	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 16, 2002. Such provisions have been separately filed with the Commission.

****	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 26, 2005. Such provisions have been filed separately with the Commission.

*****	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted July 31, 2006. Such provisions have been filed separately with the Commission.

******	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted April 15, 2008. Such provisions have been filed separately with the Commission.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALKERMES, INC.

By:	/s/ David A. Broecker
David A. Broecker
President and Chief Executive Officer

May 28, 2009

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

Signature	Title	Date

/s/ David A. Broecker David A. Broecker	President and Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2009

/s/ James M. Frates James M. Frates	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 28, 2009

/s/ Richard F. Pops Richard F. Pops	Director and Chairman of the Board	May 28, 2009

/s/ David W. Anstice David W. Anstice	Director	May 28, 2009

/s/ Floyd E. Bloom Floyd E. Bloom	Director	May 28, 2009

/s/ Robert A. Breyer Robert A. Breyer	Director	May 28, 2009

/s/ Gerri Henwood Gerri Henwood	Director	May 28, 2009

Signature	Title	Date

/s/ Paul J. Mitchell Paul J. Mitchell	Director	May 28, 2009

/s/ Alexander Rich Alexander Rich	Director	May 28, 2009

/s/ Mark B. Skaletsky Mark B. Skaletsky	Director	May 28, 2009

/s/ Michael A. Wall Michael A. Wall	Director and Chairman Emeritus	May 28, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alkermes, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Alkermes, Inc. and its subsidiaries at March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
May 28, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alkermes, Inc.
Cambridge, Massachusetts

We have audited the accompanying consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows of Alkermes, Inc. and subsidiaries (the “Company”) for the year ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Alkermes, Inc. and subsidiaries for the year ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for share-based payments upon the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective April 1, 2006.

/s/  Deloitte and Touche LLP

Boston, Massachusetts
June 14, 2007

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2009 and 2008

	2009	2008
	(In thousands, except share
	and per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,893	$101,241
Investments — short-term	236,768	240,064
Receivables	24,588	47,249
Inventory	20,297	18,884
Prepaid expenses and other current assets	7,500	5,720

Total current assets	376,046	413,158

PROPERTY, PLANT AND EQUIPMENT, NET	106,461	112,539
INVESTMENTS — LONG-TERM	80,821	119,056
OTHER ASSETS	3,158	11,558

TOTAL ASSETS	$566,486	$656,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,483	$36,046
Unearned milestone revenue — current	—	5,927
Deferred revenue — current	6,840	—
Long-term debt — current	25,667	47

Total current liabilities	68,990	42,020

NON-RECOURSE RISPERDAL CONSTA SECURED 7% NOTES — LONG-TERM	50,221	160,324
UNEARNED MILESTONE REVENUE — LONG-TERM	—	111,730
DEFERRED REVENUE — LONG-TERM	5,238	27,837
OTHER LONG-TERM LIABILITIES	7,149	9,086

TOTAL LIABILITIES	131,598	350,997

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS’ EQUITY:
Capital stock, par value, $0.01 per share; 4,550,000 shares authorized (includes 3,000,000 shares of preferred stock); none issued	—	—
Common stock, par value, $0.01 per share; 160,000,000 shares authorized; 104,044,663 and 102,977,348 shares issued; 94,536,212 and 95,099,166 shares outstanding at March 31, 2009 and 2008, respectively	1,040	1,030
Non-voting common stock, par value, $0.01 per share; 450,000 shares authorized; 382,632 shares issued and outstanding at March 31, 2009 and 2008	4	4
Treasury stock, at cost (9,508,451 and 7,878,182 shares at March 31, 2009 and 2008, respectively)	(126,025)	(107,322)
Additional paid-in capital	892,415	869,695
Accumulated other comprehensive loss	(6,484)	(1,526)
Accumulated deficit	(326,062)	(456,567)

TOTAL SHAREHOLDERS’ EQUITY	434,888	305,314

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$566,486	$656,311

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended March 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share amounts)

REVENUES:
Manufacturing revenues	$116,844	$101,700	$105,416
Royalty revenues	33,247	29,457	23,151
Product sales, net	4,467	—	—
Research and development revenue under collaborative arrangements	42,087	89,510	74,483
Net collaborative profit	130,194	20,050	36,915

Total revenues	326,839	240,717	239,965

EXPENSES:
Cost of goods manufactured and sold	43,396	40,677	45,209
Research and development	89,478	125,268	117,315
Selling, general and administrative	59,008	59,508	66,399
Impairment of long-lived assets	—	11,630	—
Restructuring	—	6,423	—

Total expenses	191,882	243,506	228,923

OPERATING INCOME (LOSS)	134,957	(2,789)	11,042

OTHER (EXPENSE) INCOME:
Interest income	11,400	17,834	17,707
Interest expense	(13,756)	(16,370)	(17,725)
Gain on sale of investment in Reliant Pharmaceuticals, Inc.	—	174,631	—
Other expense, net	(1,589)	(476)	(481)

Total other (expense) income, net	(3,945)	175,619	(499)

INCOME BEFORE INCOME TAXES	131,012	172,830	10,543
PROVISION FOR INCOME TAXES	507	5,851	1,098

NET INCOME	$130,505	$166,979	$9,445

EARNINGS PER COMMON SHARE:
BASIC	$1.37	$1.66	$0.10

DILUTED	$1.36	$1.62	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	95,161	100,742	99,242

DILUTED	96,252	102,923	103,351

COMPREHENSIVE INCOME:
Net income	$130,505	$166,979	$9,445
Unrealized losses on marketable securities:
Holding losses	(6,153)	(3,849)	(1,054)
Less: Reclassification adjustment for losses included in net income	1,195	1,570	743

Unrealized losses on marketable securities	(4,958)	(2,279)	(311)

TOTAL COMPREHENSIVE INCOME	$125,547	$164,700	$9,134

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended March 31, 2009, 2008 and 2007

							Accumulated
							Other Comprehensive
							(Loss) Income
							Foreign	Unrealized
					Additional		Currency	Gain/(Loss) on
	Common Stock		Non-voting Common Stock		Paid-In	Deferred	Translation	Marketable	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Compensation	Adjustments	Securities	Deficit	Shares	Amount	Total
	(In thousands, except share data)

BALANCE — April 1, 2006	91,744,680	$917	382,632	$4	$664,596	$(374)	$(142)	$1,206	$(632,991)	—	$—	$33,216
Issuance of common stock upon exercise of options or vesting of restricted stock units	780,722	8	—	—	7,539	—	—	—	—	—	—	7,547
Elimination of deferred compensation with the adoption of SFAS No. 123(R)	—	—	—	—	(374)	374	—	—	—	—	—	—
Conversion of 2.5% convertible subordinated notes into common stock	9,025,271	90	—	—	124,312	—	—	—	—	—	—	124,402
Elimination of deferred financing costs on 2.5% convertible subordinated notes	—	—	—	—	(1,751)	—	—	—	—	—	—	(1,751)
Redemption of redeemable convertible preferred stock	—	—	—	—	15,000	—	—	—	—	—	—	15,000
Repurchase of common stock for treasury, at cost	—	—	—	—	—	—	—	—	—	(823,677)	(12,492)	(12,492)
Share-based compensation	—	—	—	—	28,249	—	—	—	—	—	—	28,249
Excess tax benefit from share-based compensation	—	—	—	—	156	—	—	—	—	—	—	156
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(311)	—	—	—	(311)
Net income	—	—	—	—	—	—	—	—	9,445	—	—	9,445

BALANCE — March 31, 2007	101,550,673	$1,015	382,632	$4	$837,727	$—	$(142)	$895	$(623,546)	(823,677)	$(12,492)	$203,461
Issuance of common stock upon exercise of options or vesting of restricted stock units	1,426,675	15	—	—	11,144	—	—	—	—	—	—	11,159
Receipt of Alkermes’ stock for the purchase of stock options or to satisfy minimum tax withholding obligations related to stock based awards	—	—	—	—	1,480	—	—	—	—	(85,769)	(1,480)	—
Repurchase of common stock for treasury, at cost	—	—	—	—	—	—	—	—	—	(6,968,736)	(93,350)	(93,350)
Share-based compensation	—	—	—	—	19,222	—	—	—	—	—	—	19,222
Excess tax benefit from share-based compensation	—	—	—	—	122	—	—	—	—	—	—	122
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(2,279)	—	—	—	(2,279)
Net income	—	—	—	—	—	—	—	—	166,979	—	—	166,979

BALANCE — March 31, 2008	102,977,348	$1,030	382,632	$4	$869,695	$—	$(142)	$(1,384)	$(456,567)	(7,878,182)	$(107,322)	$305,314
Issuance of common stock upon exercise of options or vesting of restricted stock units	1,067,315	10	—	—	7,049	—	—	—	—	—	—	7,059
Receipt of Alkermes’ stock for the purchase of stock options or to satisfy minimum tax withholding obligations related to stock based awards	—	—	—	—	707	—	—	—	—	(61,067)	(707)	—
Repurchase of common stock for treasury, at cost	—	—	—	—	—	—	—	—	—	(1,569,202)	(17,996)	(17,996)
Share-based compensation	—	—	—	—	14,884	—	—	—	—	—	—	14,884
Excess tax benefit from share-based compensation	—	—	—	—	80	—	—	—	—	—	—	80
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(4,958)	—	—	—	(4,958)
Net income	—	—	—	—	—	—	—	—	130,505	—	—	130,505

BALANCE — March 31, 2009	104,044,663	$1,040	382,632	$4	$892,415	$—	$(142)	$(6,342)	$(326,062)	(9,508,451)	$(126,025)	$434,888

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,505	$166,979	$9,445
Adjustments to reconcile net income to cash flows from operating activities:
Share-based compensation expense	14,810	19,445	27,687
Depreciation	10,265	12,138	11,991
Impairment of long-lived assets	—	11,630	—
Gain on sale of investments in Reliant Pharmaceuticals, Inc.	—	(174,631)	—
Realized losses on investments	1,195	1,570	743
Loss on purchase of non-recourse RISPERDAL CONSTA secured 7% Notes	2,512	—	—
Other non-cash charges	4,283	3,732	3,253
Changes in assets and liabilities:
Receivables	13,710	15,041	(13,537)
Inventory, prepaid expenses and other assets	(5,140)	(1,450)	(12,240)
Accounts payable and accrued expenses	2,014	(8,033)	7,574
Unearned milestone revenue	(117,657)	(11,093)	29,214
Deferred revenue	(14,525)	6,961	18,694
Other long-term liabilities	(1,366)	135	649
Purchase of non-recourse RISPERDAL CONSTA secured 7% notes attributable to original issue discount	(6,016)	—	—

Cash flows provided by operating activities	34,590	42,424	83,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,502)	(21,890)	(36,305)
Proceeds from the sale of equipment	7,717	—	12,571
Proceeds from the sale of investment in Reliant Pharmaceuticals, Inc.	7,766	166,865	—
Purchases of investments	(609,741)	(639,582)	(329,234)
Sales and maturities of investments	645,120	556,572	322,989

Cash flows provided by (used-in) investing activities	45,360	61,965	(29,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock for share-based compensation arrangements	7,059	11,159	7,547
Excess tax benefit from share-based compensation	80	122	156
Payment of debt and capital leases	(47)	(1,579)	(1,783)
Purchase of non-recourse RISPERDAL CONSTA secured 7% notes	(83,394)	—	—
Purchase of common stock for treasury	(17,996)	(93,350)	(12,492)

Cash flows used-in financing activities	(94,298)	(83,648)	(6,572)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,348)	20,741	46,922
CASH AND CASH EQUIVALENTS — Beginning of period	101,241	80,500	33,578

CASH AND CASH EQUIVALENTS — End of period	$86,893	$101,241	$80,500

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$15,342	$12,002	$13,647
Cash paid for taxes	$860	$5,300	$1,051
Non-cash investing and financing activities:
Conversion of 2.5% convertible subordinated notes into common stock	$—	$—	$125,000
Redemption of redeemable convertible preferred stock	$—	$—	$15,000
Purchased capital expenditures included in accounts payable and accrued expenses	$(1,299)	$(663)	$(1,321)
Sales of property, plant and equipment included in receivables	$—	$7,717	$—
Net share exercise of warrants into common stock of the issuer	$—	$2,994	$—
Receipt of Alkermes shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to stock based awards	$707	$1,480	$—
Funds held in escrow for the sale of investment in Reliant Pharmaceuticals, Inc.	$—	$7,766	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

Alkermes, Inc. (as used in this section, together with its subsidiaries, “Alkermes” or the “Company”) is a fully integrated biotechnology company committed to developing innovative medicines to improve patients’ lives. The Company developed, manufactures and commercializes VIVITROL® for alcohol dependence and manufactures RISPERDAL® CONSTA® for schizophrenia. The Company’s robust pipeline includes extended-release injectable, pulmonary and oral products for the treatment of prevalent, chronic diseases, such as central nervous system disorders, addiction and diabetes. The Company has research facilities in Massachusetts and a commercial manufacturing facility in Ohio. In April 2009, the Company announced that it will move its corporate headquarters from Cambridge, Massachusetts, to Waltham, Massachusetts in early calendar 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Alkermes, Inc. and its wholly-owned subsidiaries: Alkermes Controlled Therapeutics, Inc. (“ACT I”); Alkermes Europe, Ltd. and RC Royalty Sub LLC (“Royalty Sub”). The assets of Royalty Sub are not available to satisfy obligations of Alkermes and its subsidiaries, other than the obligations of Royalty Sub including Royalty Sub’s non-recourse RISPERDAL CONSTA secured 7% notes (the “7% Notes”), and the assets of Alkermes are not available to satisfy obligations of Royalty Sub. Intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company values its cash and cash equivalents at cost plus accrued interest, which the Company believes approximates their market value. The Company considers only those investments which are highly liquid, readily convertible into cash and that mature within three months from the date of purchase to be cash equivalents.

Investments

The Company invests in various types of securities including United States (“U.S.”) government and agency obligations, corporate debt securities and other debt securities including student loan backed auction rate securities and asset backed debt securities. The Company also has strategic investments which include the common stock and warrants of companies the Company does or did have a collaborative arrangement with. The Company places substantially all of its interest-bearing investments with major financial institutions and in accordance with documented corporate policies, the Company limits the amount of credit exposure to any one financial institution or corporate issuer. At March 31, 2009, substantially all these investments are classified as available-for-sale and are recorded at fair value. Holding gains and losses on these investments are considered “unrealized” and are reported within accumulated other comprehensive income, a component of shareholders’ equity. The Company’s held-to-maturity investments are restricted investments held as

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral under certain letters of credit related to the Company’s lease agreements and are recorded at amortized cost as “Investments — Long-Term” in the consolidated balance sheets.

Declines in value judged to be other-than-temporary on available-for-sale securities are charged to the statement of income and reported in other (expense) income, net. Valuation of available-for-sale securities for purposes of determining the amount of gains and losses is based on the specific identification method. The Company reviews its investments for impairment in accordance with the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the SEC’s Staff Accounting Bulletin (“SAB”) Topic 5, “Miscellaneous Accounting” and FASB Staff Position (“FSP”) FAS No. 115-1 and FSP FAS No. 124- 1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine if a decline in the fair value of an investment is temporary or other-than-temporary. In making this determination, the Company reviews several factors to determine whether losses are other-than-temporary, including, but not limited to: i) the length of time each security was in an unrealized loss position; ii) the extent to which fair value was less than cost; iii) the financial condition and near term prospects of the issuer or insurer; and iv) the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value.

Fair Value of Financial Instruments

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

The fair value hierarchy is broken down into three levels based on the reliability of inputs. The Company has categorized its financial assets and liabilities consisting primarily of cash equivalents and investments within the hierarchy as follows:

Level 1 — These valuations are based on a market approach using quoted prices in active markets for identical assets. Valuations of these products do not require a significant degree of judgment. Assets utilizing Level 1 inputs include investments in money market funds, U.S. government and agency debt securities, bank

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deposits and our strategic investments, which include the common stock of companies which we have or did have a collaborative agreement with;

Level 2 — These valuations are based on a market approach using quoted prices obtained from brokers or dealers for similar securities or for securities for which we have limited visibility into their trading volumes. Valuations of these financial instruments do not require a significant degree of judgment. At March 31, 2009, the Company did not have any financial instruments utilizing Level 2 inputs; and

Level 3 — These valuations are based on an income approach using certain inputs that are unobservable and are significant to the overall fair value measurement. Valuations of these products require a significant degree of judgment. Assets utilizing Level 3 inputs consist of certain of the Company’s investment in corporate debt securities and other debt securities including auction rate securities and asset backed debt securities that are not currently trading. In addition, the Company holds warrants to purchase the common stock of a former collaborator that is classified using Level 3 inputs. The carrying value of the warrants was immaterial at March 31, 2009 and 2008.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature. The following table sets forth the carrying values and estimated fair values of the Company’s debt instruments, which are not re-measured and reported at fair value at March 31:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

7% Notes	$75,888	$74,690	$160,324	$153,000
Obligation under capital lease	—	—	47	47

The estimated fair value of the 7% Notes was based on quoted market price indications. The estimated fair values of the obligation under capital lease were based on prevailing interest rates or rates of return on similar instruments.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Included in inventory are raw materials used in production of pre-clinical and clinical products, which have alternative future use and are charged to research and development expense when consumed. VIVITROL inventory that is held at our third-party logistics provider and that is in the sales distribution channel is classified as “consigned-out inventory.”

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

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The carrying amount of the asset retirement obligation at March 31, 2009 and 2008, was $1.4 million and $1.3 million, respectively, and is included within “Other Long-Term Liabilities” in the accompanying consolidated balance sheets. The following table shows changes in the carrying amount of the Company’s asset retirement obligation for the years ended March 31, 2009 and 2008:

Carrying
Amount
(In thousands)

Balance, April 1, 2007	$864
Accretion expense	87
Revisions in estimated cash flows	316

Balance, March 31, 2008	1,267
Accretion expense	130

Balance, March 31, 2009	$1,397

Revenue Recognition

Manufacturing revenues — The Company recognizes manufacturing revenues from the sale of RISPERDAL CONSTA to Janssen Pharmaceutica, Inc., a division of Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica International, a division of Cilag International (together, “Janssen”), and on the sale of VIVITROL to Cilag GmbH International (“Cilag”), an affiliate of Janssen, and Cephalon, Inc. (“Cephalon”) prior to the termination of the collaboration on December 1, 2008.

Manufacturing revenues are recognized in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Specifically, manufacturing revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to the product and associated risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Manufacturing revenues recognized by the Company for RISPERDAL

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSTA are based on information supplied to the Company by Janssen and require estimates to be made. Differences between the actual manufacturing revenues and estimated manufacturing revenues are reconciled and adjusted for in the period in which they become known. Historically, adjustments have not been material based on actual amounts paid by Janssen.

Prior to December 1, 2008, the Company manufactured and sold VIVITROL exclusively to Cephalon for sale of the product in the U.S. under certain manufacturing and supply arrangements (see Revenue Recognition — Net Collaborative Profit). The Company recorded manufacturing revenues upon shipment of the product to Cephalon at cost plus a manufacturing profit of 10%. The Company records manufacturing revenues under its agreement with Cilag upon shipment of the product at an agreed upon price. Cilag has a license to resell VIVITROL in Russia and the other countries in the Commonwealth of Independent States (“CIS”).

Royalty revenue — The Company receives royalties related to the sale of RISPERDAL CONSTA under certain license arrangements with Janssen. The Company receives royalties related to the sale of VIVITROL in Russia under a license arrangement with Cilag. Royalty revenues are earned in the period the products are sold by Janssen and Cilag.

Product sales, net — The Company’s product sales consist of sales of VIVITROL in the U.S. primarily to wholesalers, specialty distributors and specialty pharmacies made after the termination of the VIVITROL collaboration with Cephalon. Product sales are recognized from the sale of VIVITROL when persuasive evidence of an arrangement exists, title to the product and associated risk of loss has passed to the customer, which is considered to have occurred when the product has been received by the customer, the sales price is fixed or determinable and collectibility is reasonably assured. In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”), the Company does not recognize product sales on VIVITROL shipments until it can reasonably estimate returns related to these shipments. The Company defers the recognition of product sales on shipments of VIVITROL to its customers until the product has left the distribution channel. The Company estimates product shipments out of the distribution channel through data provided by external sources, including information on inventory levels provided by its customers in the distribution channel, as well as prescription information. In order to match the cost of goods sold related to products shipped to customers with the associated revenue, the Company defers the recognition of the cost of goods sold to the period in which the associated revenue is recognized.

The Company records estimated payment term discounts, fee-for-service discounts, rebates payable under governmental and managed care programs and other discounts as a reduction of product sales at the time VIVITROL product sales are recorded. The Company’s calculations related to its sales discount and allowance accruals require estimates to be made. The Company updates its estimates and assumptions each period and records any necessary adjustments.

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

The Company recognizes research and development revenue under collaborative arrangements over the term of the applicable agreements through the application of a proportional performance model where revenue is recognized equal to the lesser of the amount due under the agreements or the amount based on the

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proportional performance to date. The Company recognizes nonrefundable payments and fees for the licensing of technology or intellectual property rights over the related performance period or when there are no remaining performance obligations. Nonrefundable payments and fees are recorded as deferred revenue upon receipt and may require deferral of revenue recognition to future periods.

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

Net collaborative profit — The Company’s revenue recognition policy related to the License and Collaboration Agreement and Supply Agreement (together, the “Agreements”) entered into in June 2005 for sale of VIVITROL in the U.S., later amended in October 2006 (the “Amendments”) entered into with Cephalon, Inc. (“Cephalon”) complies with the SEC’s SAB 101, SAB 104 and EITF No. 00-21. For purposes of revenue recognition, the deliverables under these Agreements are generally separated into three units of accounting: (i) net losses on the products; (ii) manufacturing of the products; and (iii) the product license.

Under the terms of the Agreements and Amendments, the Company was responsible for the first $124.6 million of net VIVITROL losses through December 31, 2007 (the “cumulative net loss cap”). Net VIVITROL losses excluded development costs incurred by the Company to obtain U.S. Food and Drug Administration (“FDA”) approval of VIVITROL and costs incurred by the Company to complete the first VIVITROL manufacturing line, both of which were the Company’s sole responsibility. Cephalon was responsible to pay all net VIVITROL losses in excess of the cumulative net loss cap through December 31, 2007. After December 31, 2007, all net VIVITROL losses were divided between the Company and Cephalon in approximately equal shares.

Cephalon recorded net sales from VIVITROL in the U.S. The Company and Cephalon reconciled the costs incurred by each party to develop, commercialize and manufacture VIVITROL against revenues earned to determine net losses in each reporting period. To the extent that the cash earned or expended by either of the parties exceeded or was less than its proportional share of net loss for a period, the parties settled by delivering cash such that the net cash earned or expended equals each party’s proportional share. The cash flow between the companies related to the Company’s share of net VIVITROL losses was recorded in the period in which it was earned as “Net collaborative profit” in the consolidated statements of income and comprehensive income.

The costs incurred by the Company and Cephalon with respect to the development and commercialization of VIVITROL which were charged into the collaboration, included employee time, which was billed to the collaboration at negotiated FTE rates and external expenses incurred by the parties with respect to VIVITROL. FTE rates varied depending on the nature of the activity performed (such as development and sales) and were intended to approximate the Company’s actual costs. Cost of goods sold related to VIVITROL was based on a fully burdened manufacturing cost, determined in accordance with GAAP.

The nonrefundable payments of $160.0 million and $110.0 million the Company received from Cephalon in June 2005 and April 2006, respectively, and the $4.6 million payment the Company received from Cephalon in December 2006, pursuant to the Amendments, was deemed to be arrangement consideration in accordance with EITF No. 00-21. This arrangement consideration was allocated to each of the accounting units noted above based on the fair value of each unit as determined at the date the consideration was received. The arrangement consideration was recorded in the consolidated balance sheets as “Unearned milestone revenue — current portion” and “Unearned milestone revenue — long-term portion” prior to being

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earned. The classification between the current and long-term portions was based on the Company’s best estimate of whether the milestone revenue would be recognized during or after the 12-month period following the reporting period, respectively.

Under the Amendments, the parties agreed that Cephalon would purchase from the Company two VIVITROL manufacturing lines (and related equipment) under construction. Amounts the Company received from Cephalon for the sale of the two VIVITROL manufacturing lines were recorded as “Deferred revenue — long-term portion” in the consolidated balance sheets.

Under the terms of the Agreements, the Company was responsible for the manufacture of clinical and commercial supplies of VIVITROL for sale in the U.S. and the Company granted Cephalon a co-exclusive license to the Company’s patents and know-how necessary to use, sell, offer for sale and import the products for all current and future indications in the U.S. The Company recorded the earned portion of the arrangement consideration allocated to the manufacturing of the products at cost when the product was shipped to Cephalon. The Company recorded the earned portion of the arrangement consideration allocated to the product license to revenue on a straight-line basis over the expected life of VIVITROL, being ten years.

As discussed in Note 13, Collaborative Arrangements, the Company and Cephalon agreed to end the VIVITROL collaboration, effective December 1, 2008 (the “Termination Date”). In connection with the termination of the collaboration, the Company recognized $120.7 million of net collaborative profit, consisting of $113.9 million of unearned milestone revenue and $6.8 million of deferred revenue remaining at the Termination Date. At the Termination Date, the Company had $22.8 million of deferred revenue related to the original sale of the two partially completed VIVITROL manufacturing lines to Cephalon. The Company paid Cephalon $16.0 million to reacquire the title to these manufacturing lines and accounted for the payment as a reduction to the deferred revenue previously recorded. The remaining $6.8 million of deferred revenue and the $113.9 million of unearned milestone revenue were recognized in the three months ended December 31, 2008, through net collaborative profit, as the Company had no remaining performance obligations to Cephalon beyond the Termination Date and the amounts were nonrefundable to Cephalon. The Company received $11.0 million from Cephalon as payment to fund its share of estimated VIVITROL product losses during the one-year period following the Termination Date and the Company is recognizing this payment as net collaborative profit through the application of a proportional performance model based on VIVITROL net product losses.

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

The following represents revenue and receivables from the Company’s customers exceeding 10% of the total in each category as of and for the year ended March 31:

	2009		2008		2007
Customer	Receivables	Revenue	Receivables	Revenue	Receivables	Revenue

Janssen	84%	46%	33%	52%	35%	47%
Cephalon	15%	41%	5%	11%	14%	24%
Eli Lilly and Company	—	8%	30%	23%	33%	20%
Amylin Pharmaceuticals, Inc.	1%	3%	31%	14%	18%	1%

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

Shipping and handling costs incurred for product shipments are included in cost of goods sold in the accompanying consolidated statements of income and comprehensive income.

Research and Development Expenses

The Company’s research and development expenses include employee compensation, including share-based compensation expense and related benefits, laboratory supplies, temporary help costs, external research costs, consulting costs, occupancy costs, depreciation expense and other allocable costs directly related to the Company’s research and development activities. Research and development expenses are incurred in conjunction with the development of the Company’s technologies, proprietary product candidates, collaborators’ product candidates and in-licensing arrangements. External research costs relate to toxicology studies, pharmacokinetic studies and clinical trials that are performed for the Company under contract by external companies, hospitals or medical centers. A significant portion of the Company’s research and development expenses (including laboratory supplies, travel, dues and subscriptions, recruiting costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or the Company’s technologies in general. Expenses incurred to purchase specific services from third parties to support the Company’s collaborative research and development activities are tracked by project and are reimbursed to the Company by its partners. The Company accounts for its research and development expenses on a departmental and functional basis in accordance with its budget and management practices. All such costs are expensed as incurred.

Share-Based Compensation

The Company’s share-based compensation programs consist of share-based awards granted to employees and members of the Company’s board of directors, including stock options, restricted stock units and performance-based restricted stock units. The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”) in April 1, 2006, replacing Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Upon adoption of SFAS No. 123(R) in fiscal 2007, the Company recognized a benefit of approximately $0.02 million as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures on the Company’s restricted stock units at the date of grant under SFAS No. 123(R) rather than recognizing forfeitures as incurred under APB No. 25. An estimated forfeiture rate was applied to previously recorded compensation expense for the Company’s unvested restricted stock units to determine the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, was immaterial for separate presentation in the consolidated statement of income and comprehensive income for the year ended March 31, 2007 and was included in operating income in the quarter ended June 30, 2006.

SFAS No. 123(R) requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged against income over the requisite service period for awards expected to vest, which is generally the vesting period. Certain of the Company’s employees are retirement eligible under the terms of the Company’s stock option plans (the “Plans”) and awards to these employees generally vest in full upon retirement; since there are no effective future service requirements for these employees, the fair value of these awards is expensed in full on the grant date.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”) requires the Company to display comprehensive income and its components as part of the Company’s consolidated financial statements. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes changes in equity that are excluded from net income, such as unrealized holding gains and losses on available-for-sale marketable securities.

Earnings per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is calculated based upon net income available to holders of common shares divided by the weighted average number of shares outstanding. For the calculation of diluted earnings per share, the Company uses the weighted average number of shares outstanding, as adjusted for the effect of potential outstanding shares, including stock options, restricted stock units and redeemable convertible preferred stock.

Segment Information

SFAS No. 131, “Disclosures about Segments of and Enterprise and Related Information” (“SFAS No. 131”) establishes standards for reporting information on operating segments in interim and annual financial statements. The Company operates as one segment, which is the business of developing, manufacturing and commercializing innovative medicines for the treatment of prevalent, chronic diseases. The Company’s chief decision maker, the Chief Executive Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit.

Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”), which covers substantially all of its employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service limitations. The Company matches 50% of the first 6% of employee pay and employee and Company contributions are fully vested when made. During the years ended March 31, 2009, 2008 and 2007, the Company contributed approximately $1.7 million, $1.6 million and $1.5 million, respectively, to match employee deferrals under the 401(k) Plan.

New Accounting Pronouncements

In November 2007, the EITF reached a final consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF No. 07-1”). EITF No. 07-1 is effective for the Company’s fiscal year beginning April 1, 2009 and

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption is on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). FSP No. APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for the Company’s fiscal year beginning April 1, 2009, and the Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued three FSP’s related to investments: FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”); FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124”); and FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124 amends the other-than-temporary impairment guidance in existing U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments be made in interim reporting periods as well as in annual financial statements for publicly traded companies. The three FSP’s are effective for the Company’s fiscal year beginning April 1, 2009 and the Company is currently evaluating the impact the adoption of these standards will have on its consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	EARNINGS PER SHARE

Basic and diluted earnings per share is as follows:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)

Numerator:
Net income	$130,505	$166,979	$9,445

Denominator:
Weighted average number of common shares outstanding	95,161	100,742	99,242
Effect of dilutive securities:
Stock options	884	2,101	3,411
Restricted stock units	207	80	254
Redeemable convertible preferred stock	—	—	444

Dilutive common share equivalents	1,091	2,181	4,109

Shares used in calculating diluted earnings per share	96,252	102,923	103,351

The following amounts were not included in the calculation of earnings per share because their effects were anti-dilutive:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)

Numerator:
Adjustment for interest, net of tax	$—	$—	$1,246

Denominator:
Stock options	15,647	12,300	6,985
2.5% convertible subordinated notes	—	—	1,879
3.75% convertible subordinated notes	—	—	9

Total	15,647	12,300	8,873

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS

Investments consist of the following:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

March 31, 2009
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$225,490	$2,635	$(6)	$228,119
Corporate debt securities	8,160	9	—	8,169
Other debt securities	500	—	(20)	480

Total short-term investments	234,150	2,644	(26)	236,768

Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	10,149	—	(3)	10,146
Corporate debt securities	57,887	—	(6,326)	51,561
Other debt securities	16,350	—	(2,683)	13,667
Strategic investments	738	53	—	791

	85,124	53	(9,012)	76,165

Held-to-maturity securities:
U.S. government obligations	416	—	—	416
Certificates of deposit	4,240	—	—	4,240

	4,656	—	—	4,656

Total long-term investments	89,780	53	(9,012)	80,821

Total investments	$323,930	$2,697	$(9,038)	$317,589

March 31, 2008
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$216,479	$1,261	$—	$217,740
Corporate debt securities	22,327	—	(3)	22,324

Total short-term investments	238,806	1,261	(3)	240,064

Long-term investments:
Available-for-sale securities:
Corporate debt securities	95,627	—	(1,539)	94,088
Other debt securities	19,485	—	(1,142)	18,343
Strategic investments	1,908	91	(27)	1,972

	117,020	91	(2,708)	114,403

Held-to-maturity securities:
U.S. government obligations	413	—	—	413
Certificates of deposit	4,240	—	—	4,240

	4,653	—	—	4,653

Total long-term investments	121,673	91	(2,708)	119,056

Total investments	$360,479	$1,352	$(2,711)	$359,120

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The proceeds from the sales and maturities of marketable securities, excluding strategic investments, which were primarily reinvested and resulting realized gains and losses were as follows:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)

Proceeds from the sales and maturities of marketable securities	$645,122	$556,572	$322,989
Realized gains	$621	$172	$220
Realized losses	$131	$48	$144

The Company’s available-for-sale and held-to-maturity securities at March 31, 2009 have contractual maturities in the following periods:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Within 1 year	$154,886	$155,869	$4,656	$4,656
After 1 year through 5 years(1)	126,569	125,410	—	—
After 5 years through 10 years(2)	27,081	22,787	—	—
After 10 years	10,000	8,076	—	—

Total	$318,536	$312,142	$4,656	$4,656

(1)	Includes investments with an amortized cost of $72.6 million and an estimated fair value of $70.8 million that have issuer call dates prior to July 2010.

(2)	All of the investments within this category have issuer call dates prior to May 2011.

As of March 31, 2009, the Company believes that the unrealized losses on its available-for-sale investments are temporary and it has the intent and ability to hold these securities to recovery, which may be at maturity. The investments generally consist of corporate debt securities and other debt securities including auction rate debt securities and asset backed debt securities.

During the three months ended March 31, 2009, the Company’s investments in corporate debt securities with an original cost of $66.0 million had minimal to no trades. These securities consist primarily of investment grade subordinated, medium term, callable step-up floating rate notes (“FRN”) issued by several large European and U.S. banks. At March 31, 2009, the FRN’s had composite ratings by Moody’s, Standard & Poor’s (“S&P”) and Fitch of between AA and A-. These FRN’s did not trade either because they were nearing their scheduled call dates or due to increasing credit spreads on the debt of the issuers. The Company estimates the fair value of the FRN’s to be $59.7 million at March 31, 2009. Similar securities the Company has held have been called at par by issuers prior to maturity.

Since the FRN’s were not trading and fair value could not be derived from quoted prices, the Company used a discounted cash flow model to determine the estimated fair value of the securities at March 31, 2009. The assumptions used in the discounted cash flow model included estimates for interest rates, expected holding periods and risk adjusted discount rates, which the Company believes to be the most critical assumptions utilized within the analysis. The valuation analysis considered, among other items, assumptions that market participants would use in their estimates of fair value, such as the creditworthiness and credit spreads of the issuer and when callability features may be exercised by the issuer. These securities were also compared, where possible, to securities with observable market data with similar characteristics to the securities held by the Company.

In making the determination that the decline in fair value of the FRN’s was temporary, the Company considered various factors, including but not limited to: the length of time each security was in an unrealized

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss position, the extent to which fair value was less than cost, financial condition and near term prospects of the issuers and the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value. The estimated fair value of the FRN’s could change significantly based on future financial market conditions. The Company will continue to monitor the securities and the financial markets, and if there is continued deterioration, the fair value of these securities could decline further resulting in an other-than-temporary impairment charge.

The Company’s two investments in auction rate securities each had an original cost of $5.0 million and invest in taxable student loan revenue bonds issued by the Colorado Student Obligation Bond Authority (“Colorado”) and Brazos Higher Education Service Corporation (“Brazos”) which service student loans under the Federal Family Education Loan Program. The bonds are collateralized by student loans purchased by the authorities which are guaranteed by state sponsored agencies and reinsured by the U.S. Department of Education. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. The Colorado securities are Aaa rated by Moody’s and the Brazos securities were downgraded during the three months ended March 31, 2009 to Baa3 by Moody’s due to the increase in funding costs as a result of the continuing and prolonged dislocation of the auction rate securities market. Due to repeated failed auctions since January 2008, the Company no longer considers these securities to be liquid and classified them as long-term investments in the consolidated balance sheets. The securities continue to pay interest during the periods in which the auctions have failed.

The Company estimated the fair value of the auction rate securities to be $8.1 million. Since the security auctions have failed and fair value cannot be derived from quoted prices, the Company used a discounted cash flow model to determine the estimated fair value of the securities at March 31, 2009. The assumptions used in the discounted cash flow model includes estimates for interest rates, timing of cash flows, expected holding periods and risk adjusted discount rates, which include a provision for default and liquidity risk, which the Company believes to be the most critical assumptions utilized within the analysis. The valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, the timing of expected future cash flows, and the expectation of the next time the security will have a successful auction or when callability features may be exercised by the issuer. These securities were also compared, where possible, to other observable market data with similar characteristics to the securities held by us.

In making the determination that the decline in fair value of the auction rate securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near term prospects of the issuers and the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value. The estimated fair value of the auction rate securities could change significantly based on future financial market conditions. The Company will continue to monitor the securities and the financial markets, and if there is continued deterioration, the fair value of these securities could decline further resulting in an other-than-temporary impairment charge.

At March 31, 2009, the Company had investments in asset backed debt securities with a cost of $6.9 million and represent the Company’s investment in medium term floating rate notes (“MTN”) of Aleutian Investments, LLC (“Aleutian”) and Meridian Funding Company, LLC (“Meridian”), which are qualified special purpose entities (“QSPE’s”) of Ambac Financial Group, Inc. (“Ambac”) and MBIA, Inc. (“MBIA”), respectively. Ambac and MBIA are guarantors of financial obligations and are referred to as monoline financial guarantee insurance companies. The QSPE’s, which purchase pools of assets or securities and fund the purchase through the issuance of MTN’s, have been established to provide a vehicle to access the capital markets for asset backed debt securities and corporate borrowers. The MTN’s include sinking fund redemption features which match-fund the terms of redemptions to the maturity dates of the underlying pools of assets or securities in order to mitigate potential liquidity risk to the QSPE’s. At March 31, 2009, $5.5 million of the Company’s initial investment in

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Meridian MTN’s had been redeemed by MBIA through scheduled sinking fund redemptions at par value and the first sinking fund redemption on the Aleutian MTN is scheduled for June 2009.

The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of monoline financial guarantee insurance companies, including Ambac and MBIA. In April 2009, Moody’s downgraded Ambac to Ba3 from Baa1 and in November 2008, S&P downgraded Ambac to A from AA. In February 2009, Moody’s downgraded MBIA to B3 from Baa1 and S&P downgraded MBIA to BBB+ from AA. The downgrades were all attributed to Ambac’s and MBIA’s inability to maintain adequate capital levels.

The Company estimated the fair value of the asset backed securities to be $6.1 million. Because the MTN’s are not actively trading in the credit markets and fair value cannot be derived from quoted prices, the Company used a discounted cash flow model to determine the estimated fair value of the securities at March 31, 2009. The Company’s valuation analyses consider, among other items, assumptions that market participants would use in their estimates of fair value such as the collateral underlying the security, the creditworthiness of the issuer and the associated guarantees by Ambac and MBIA, the timing of expected future cash flows, including whether the callability features of these investments may be exercised by the issuer. The Company believes there are several significant assumptions that are utilized in its valuation analysis, the most critical of which is the discount rate, which includes a provision for default and liquidity risk.

The Company may not be able to liquidate its investment in these securities before the scheduled redemptions or until trading in the securities resumes in the credit markets, which may not occur. At March 31, 2009, the Company determined that the securities had been temporarily impaired due to the length of time each security was in an unrealized loss position, the extent to which fair value was less than cost, the financial condition and near term prospects of the issuers, current redemptions made by one of the issuers and the Company’s intent and ability to hold each security for a period of time sufficient to allow for any anticipated recovery in fair value or until scheduled redemption.

The Company’s strategic investments include common stock and warrants in companies which it has or did have a collaborative agreement with. For the years ended March 31, 2009, 2008 and 2007, the Company recognized $1.2 million, $1.6 million and none, respectively, in charges for other-than-temporary losses on its strategic investments due to declines in the fair value of the common stock of certain companies which the Company did not believe would recover in the near term.

The Company also holds warrants to purchase the common stock of a former collaborator that is considered to be a derivative instrument. As of March 31, 2009 and 2008, the warrants’ carrying value was immaterial. Warrants are valued using an established option pricing model and changes in value are recorded in the consolidated statement of income and comprehensive income as “Other (expense) income, net.” During the year ended March 31, 2009, 2008 and 2007, the Company recorded income of none, $1.4 million and a charge of $0.7 million, respectively, related to changes in the value of warrants. The recorded value of the warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants. In the year ended March 31, 2008, the Company exercised certain of its warrants to purchase the common stock of a collaborator.

In November 2007, Reliant Pharmaceuticals, Inc. (“Reliant”) was acquired by GlaxoSmithKline (“GSK”). Under the terms of the acquisition, the Company received $166.9 million upon the closing of the transaction in December 2007 in exchange for the Company’s investment in Series C convertible, redeemable preferred stock of Reliant. The Company purchased the Series C convertible, redeemable preferred stock of Reliant for $100.0 million in December 2001. The Company’s investment in Reliant had been written down to zero prior to the time of the sale. This transaction was recorded as a non-operating gain on sale of investment in Reliant of $174.6 million in the three months ended December 31, 2007. In March 2009, the Company received the final $7.7 million of funds, which were released from escrow subject to the terms of an escrow agreement between GSK and Reliant.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31,
	2009	Level 1	Level 2	Level 3
	(In thousands)

Cash equivalents	$822	$822	$—	$—
U.S. government and agency debt securities	238,265	238,265	—	—
Corporate debt securities	59,730	—	—	59,730
Other debt securities	14,147	—	—	14,147
Strategic equity investments	791	791	—	—

Total	$313,755	$239,878	$—	$73,877

The following table is a rollforward of the fair value of the Company’s investments whose fair value is determined using Level 3 inputs:

Fair Value
(In thousands)

Balance, April 1, 2008	$18,612
Investments transferred to Level 3	59,730
Total unrealized losses included in comprehensive income	(1,561)
Redemptions, at par value	(2,904)

Balance, March 31, 2009	$73,877

The fair values of the Company’s investments in its corporate debt securities and other debt securities including auction rate securities and asset backed debt securities are determined using certain inputs that are unobservable and considered significant to the overall fair value measurement. Through the nine months ended December 31, 2008, the Company used quoted market prices for identical or similar investments to determine the fair value of its corporate debt securities. During the three months ended March 31, 2009, the corporate debt securities held by the Company had minimal or no trades and as a result were transferred to a Level 3 classification. During the year ended March 31, 2009, the security auctions for the Company’s auction rate securities have failed and the Company’s investments in asset backed debt securities have not actively traded. The Company is unable to derive a fair value for these investments using quoted market prices.

The Company used a discounted cash flow model to determine the estimated fair value of its Level 3 investments. The assumptions used in the discounted cash flow models used to determine the estimated fair value of these securities include estimates for interest rates, timing of cash flows, expected holding periods and risk adjusted discount rates, which include a provision for default risk and in the case of asset backed securities, liquidity risk. The Company’s valuation analyses consider, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the inability to sell the investment in an active market, the creditworthiness of the issuer and any associated guarantees, the credit rating of the underlying security, the timing of expected future cash flows and the expectation of the next time the security will have a successful auction or when callability features may be exercised by the issuer. These securities were also compared, where possible, to other observable market data with similar characteristics.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits, but does not require, entities to elect to measure selected financial instruments and certain other items

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6.	INVENTORY

Inventory consists of the following:

	March 31,
	2009	2008
	(In thousands)

Raw materials	$5,916	$8,373
Work in process	5,397	3,060
Finished goods	7,015	7,451
Consigned-out inventory	1,969	—

Inventory	$20,297	$18,884

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	March 31,
	2009	2008
	(In thousands)

Land	$301	$301
Building and improvements	36,325	35,003
Furniture, fixture and equipment	67,165	63,828
Leasehold improvements	33,996	33,387
Construction in progress	41,908	42,859

Subtotal	179,695	175,378
Less: accumulated depreciation	(73,234)	(62,839)

Total property, plant and equipment, net	$106,461	$112,539

Depreciation expense was $10.3 million, $12.1 million, and $12.0 million for the years ended March 31, 2009, 2008 and 2007, respectively. The Company has $0.5 million of equipment acquired under a capital lease and accumulated depreciation of this equipment totaled $0.5 million and $0.4 million at March 31, 2009 and 2008, respectively. During the years ended March 31, 2009 and 2008, the Company wrote off none and $1.6 million, respectively, of fully depreciated furniture, fixtures and equipment in accordance with its capital assets accounting policy. Also, during the year ended March 31, 2009 and 2008, the Company wrote off furniture, fixtures and equipment that had a carrying value of less than $0.1 million and $0.8 million, respectively, at the time of disposition.

Amounts recorded as construction in progress in the consolidated balance sheets consist primarily of costs incurred for the expansion of the Company’s manufacturing facility in Ohio.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following:

	March 31,
	2009	2008
	(In thousands)

Accounts payable	$8,046	$7,042
Accrued compensation	13,817	11,245
Accrued interest	1,549	2,975
Accured restructuring — current	743	4,037
Amounts due to Cephalon	1,169	—
Accrued other	11,159	10,747

Total accounts payable and accrued expenses	$36,483	$36,046

9.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2009	2008
	(In thousands)

Non-recourse RISPERDAL CONSTA secured 7% Notes	$75,888	$160,324
Obligation under capital lease	—	47

Total long-term debt	75,888	160,371
Less: current portion	(25,667)	(47)

Long-term debt	$50,221	$160,324

Non-Recourse RISPERDAL CONSTA Secured 7% Notes

On February 1, 2005, the Company, pursuant to the terms of a purchase and sale agreement, sold, assigned and contributed to Royalty Sub the rights of the Company to collect certain royalty payments and manufacturing fees (the “Royalty Payments”) earned under the Janssen Agreements (defined below) and certain agreements that may arise in the future, in exchange for approximately $144.2 million in cash. The Royalty Payments arise under: (i) the license agreements dated February 13, 1996 for the U.S. and its territories and February 21, 1996 for all countries other than the U.S. and its territories, by and between the Company, and its successors, and Janssen Pharmaceutical, Inc. and certain of its affiliated entities (“JP”); and (ii) the manufacturing and supply agreement dated August 6, 1997 by and between JPI Pharmaceutica International (“JPI” and together with JP, “Janssen”), JP and the Company (collectively, the “Janssen Agreements”). The assets of Royalty Sub consist principally of the rights to the Royalty Payments described above.

Concurrently with the purchase and sale agreement, on February 1, 2005, Royalty Sub issued an aggregate principal amount of $170.0 million of its 7% Notes to certain institutional investors in a private placement, for net proceeds of approximately $144.2 million, after the original issue discount and offering costs of approximately $19.7 million and $6.1 million, respectively. The yield to maturity at the time of the offer was 9.75%. The annual cash coupon rate is 7% and is payable quarterly, beginning on April 1, 2005, however, portions of the principal amount that are not paid off in accordance with the expected principal repayment profile will accrue interest at 9.75%. Through January 1, 2009, the holders received only quarterly

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash interest payments. Beginning on April 1, 2009, principal payments will be made to the holders, subject to certain conditions. Timing of the principal repayment will be based on the revenues received by Royalty Sub but will occur no earlier than equally over the twelve quarters between April 1, 2009 and January 1, 2012, subject to certain conditions. Non-payment of principal will not be an event of default prior to the legal maturity date of January 1, 2018. The 7% Notes, however, may be redeemed at Royalty Sub’s option, subject, in certain circumstances, to the payment of a redemption premium. The 7% Notes are secured by: (i) all of Royalty Sub’s property and rights, including the royalty rights; and (ii) the Company’s ownership interests in Royalty Sub. Accordingly, the assets of Royalty Sub will not be available to satisfy other obligations of Alkermes and the assets of Alkermes are not available to satisfy obligations of Royalty Sub. During the years ended March 31, 2009, 2008 and 2007, amortization of the original issue discount and offering costs, which are being amortized over the expected principal repayment period ending January 1, 2012 totaled $3.7 million, $4.4 million and $4.1 million, respectively.

During the year ended March 31, 2009, the Company purchased, in five separate, privately negotiated transactions, an aggregate of $93.0 million in principal amount of its outstanding 7% Notes for $89.4 million. As a result of the purchases, $77.0 million principal amount of the 7% Notes remains outstanding at March 31, 2009. The Company recorded a loss on the extinguishment of the purchased 7% Notes of $2.5 million, consisting of $0.9 million of transaction fees and a $1.6 million difference between the carrying value and the purchase price of the 7% Notes, which was recorded as interest expense.

The Royalty Payments received by Royalty Sub under the Janssen Agreements are the sole source of payment of the interest, principal and redemption premium, if any, for the 7% Notes. The Company will receive all of the RISPERDAL CONSTA revenues in excess of amounts required to pay interest, principal and redemption premium, if any. The Company’s rights to receive such excess revenues will be subject to certain restrictions while the 7% Notes remain outstanding. The Company is also subject to comply with certain other customary affirmative covenants and event of default provisions. At March 31, 2009, the Company was in compliance with all such covenants.

Scheduled maturities with respect to the 7% notes are as follows:

	2010	2011	2012
	(In thousands)

7% Notes(1)	$25,667	$25,667	$25,666

(1)	The 7% Notes were issued by Royalty Sub. The 7% Notes are non-recourse to Alkermes.

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

On June 15, 2006, the Company converted all of the outstanding $125.0 million principal amount of the 2.5% Subordinated Notes into 9,025,271 shares of the Company’s common stock. The book value of the 2.5% Subordinated Notes at the time of the conversion was $124.4 million. In connection with the conversion, the Company paid approximately $0.6 million in cash to satisfy the Three-Year Interest Make-Whole provision in the note indenture, which was recorded as additional interest expense on the date of the conversion. None of the 2.5% Subordinated Notes were outstanding as of March 31, 2009 or 2008, and no gain or loss was

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded on the conversion of the 2.5% Subordinated Notes in the year ended March 31, 2007, which was executed in accordance with the underlying indenture.

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

In addition, in December 2004, the Company entered into a commitment for equipment financing with GE. The equipment financing, in the form of an equipment lease line, provided the Company with the ability to finance up to $18.3 million in new equipment purchases. The lease line expired unused in December 2008 and was not renewed.

Obligation Under Capital Lease

In September 2003, the Company and Johnson & Johnson Finance Corporation (“J&J Finance”) entered into a 60-month sale-leaseback agreement to provide the Company with equipment financing under which the Company received approximately $0.5 million in proceeds from J&J Finance. The lease matured in September 2008 and no amounts remain outstanding under this lease at March 31, 2009.

10.	RESTRUCTURING

In March 2008, the Company’s collaborative partner Lilly announced the decision to discontinue the AIR Insulin development program and gave notice of termination under the collaborative development and license agreement. In March 2008, in connection with the program termination, the Company’s board of directors approved a plan (the “2008 Restructuring”) to reduce the Company’s workforce by approximately 150 employees and to cease operations at the Company’s AIR commercial manufacturing facility located in Chelsea, Massachusetts. In connection with the 2008 Restructuring, the Company recorded charges of $6.9 million during the year ended March 31, 2008. Activity related to the 2008 Restructuring was as follows:

	Facility		Other Contract
	Closure	Severance	Losses	Total
		(In thousands)

Initial restructuring charge in March 2008	$3,886	$2,881	$146	$6,913
Payments	—	—	(109)	(109)
Other adjustments(1)	1,044	—	—	1,044

Balance, March 31, 2008(2)	$4,930	$2,881	$37	$7,848

Additions	43	78	—	121
Payments	(802)	(2,959)	(13)	(3,774)
Other adjustments	22	—	(24)	(2)

Balance, March 31, 2009(2)	$4,193	$—	$—	$4,193

(1)	Relates to a reclassification of amounts previously accrued by the Company related to escalating lease payments under the Company’s AIR commercial manufacturing facility lease.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	At March 31, 2009 and 2008, the restructuring liability related to the 2008 Restructuring consists of $0.7 million and $3.8 million classified as current, respectively, and $3.5 million and $4.0 million classified as long-term, respectively, in the accompanying consolidated balance sheets.

As of March 31, 2009, the Company had paid $3.9 million in connection with the 2008 Restructuring. The amounts remaining in the restructuring accrual as of March 31, 2009 are expected to be paid out through fiscal 2016 and relate primarily to estimates of lease costs associated with the exited facility and may require adjustment in the future.

In connection with the termination of the AIR Insulin development program, the Company performed an impairment analysis on the assets that supported the production of AIR Insulin, which consisted of equipment and leasehold improvements at the AIR commercial manufacturing facility. The Company determined that the carrying value of these assets exceeded their fair value and recorded an impairment charge of $11.6 million in March 2008. Fair value of the impaired assets was based on internally and externally established estimates and selling prices of similar assets.

In June 2004, the Company and its former collaborative partner Genentech, Inc. (“Genentech”) announced the decision to discontinue commercialization of NUTROPIN DEPOT® (the “2004 Restructuring”). In connection with the 2004 Restructuring, the Company recorded charges of $11.5 million in the year ended March 31, 2005. In addition to the restructuring, the Company also recorded a one-time write-off of NUTROPIN DEPOT inventory of approximately $1.3 million, which was recorded as “Cost of goods manufactured” in the consolidated statement of income and comprehensive income in the year ended March 31, 2005. For the years ended March 31, 2009, 2008 and 2007, the company made facility related payments of $0.1 million, $0.4 million and $0.8 million, respectively, and had made non-cash adjustments of $0.1 million, $0.5 million and $0.5 million, respectively, to the 2004 Restructuring accrual. The 2004 Restructuring was completed as of September 30, 2008.

11.	SHAREHOLDERS’ EQUITY

Share Repurchase Programs

In November 2007, the board of directors authorized a share repurchase program to repurchase up to $175.0 million of the Company’s common stock at the discretion of management from time to time in the open market or through privately negotiated transactions (the “2007 repurchase program”). In June 2008, the board of directors authorized the expansion of this repurchase program by an additional $40.0 million, bringing the total authorization under this program to $215.0 million. The objective of the 2007 repurchase program is to improve shareholders’ returns. At March 31, 2009, approximately $103.7 million was available to repurchase common stock pursuant to the 2007 repurchase program. All shares repurchased are recorded as treasury stock. The repurchase program has no set expiration date and may be suspended or discontinued at any time.

During the years ended March 31, 2009 and 2008, the Company expended approximately $18.0 million and $33.4 million, respectively, on open market purchases and repurchased 1,569,202 and 2,278,194 shares, respectively, of outstanding common stock at an average price of $11.47 and $14.64 per share, respectively, under the 2007 repurchase program. During the year ended March 31, 2008, the Company entered into and completed a structured stock repurchase arrangement with a large financial institution in order to lower the average cost to acquire shares. The Company made an up-front payment of $60.0 million to the counterparty financial institution and took delivery of 4,690,542 shares at an average price of $12.79.

In September 2005, the Company’s board of directors authorized a share repurchase program up to $15.0 million of common stock to be repurchased in the open market or through privately negotiated transactions. During the year ended March 31, 2007, the Company expended approximately $12.5 million and repurchased 823,677 shares at an average price of $15.20, respectively, under this program. Upon the adoption

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the $175.0 million share repurchase program in November 2007, the repurchase authorization of $2.5 million remaining under this program was superseded, and no repurchase authorization remains outstanding under this program.

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

12.	SHARE-BASED COMPENSATION

Share-based Compensation Expense

The following table presents share-based compensation expense included in the Company’s consolidated statements of income and comprehensive income:

	Year Ended March 31,
	2009	2008	2007
		(In thousands)

Cost of goods manufactured and sold	$1,348	$1,812	$2,713
Research and development	4,438	7,010	8,604
Selling, general and administrative	9,024	10,623	16,370

Total share-based compensation expense	$14,810	$19,445	$27,687

As of March 31, 2009, 2008 and 2007, $0.4 million, $0.3 million and $0.6 million, respectively, of share-based compensation cost was capitalized and recorded as “Inventory” in the consolidated balance sheets.

Share-based Compensation Plans

The Company has one compensation plan pursuant to which awards are currently being made, the Alkermes, Inc. 2008 Stock Option and Incentive Plan (the “2008 Plan”). The Company has six share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: (i) the 1990 Omnibus Stock Option Plan (the “1990 Plan”); (ii) the 1996 Stock Option Plan for Non-Employee Directors (the “1996 Plan”); (iii) the 1998 Equity Incentive Plan (the “1998 Plan”); (iv) the 1999 Stock Option Plan (the “1999 Plan”); (v) the 2002 Restricted Stock Award Plan (the “2002 Plan”); and (vi) the 2006 Stock Option Plan for Non-Employee Directors (the “2006 Plan”).

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2008 Plan provides for issuance of non-qualified and incentive stock options, restricted stock, restricted stock units, cash-based awards and performance shares to employees, officers and directors of, and consultants to, the Company in such amounts and with such terms and conditions as may be determined by the compensation committee of our board of directors, subject to provisions of the 2008 Plan. Shares of common stock available for issuance under the 2008 Plan consist of 6.4 million shares reserved for this purpose, plus shares of common stock that remained available for issuance under the 1999 Plan, the 2002 Plan and 2006 Plan, plus shares of stock underlying any grants pursuant to the 1999 Plan, the 2002 Plan and 2006 Plan that are forfeited, cancelled, repurchased or are terminated (other than by exercise) from and after the date that the Company’s stockholders approved the 2008 Plan. The 2008 Plan provides that awards other than stock options will be counted against the total number of shares available under the plan in a 2-to-1 ratio.

Stock Options

Stock option grants to employees generally expire ten years from the grant date and generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company, except as otherwise provided in the plan. Stock option grants to directors are for ten-year terms and generally vest over a 6-month period provided the director continues to serve on the Company’s board of directors through the vesting date, except as otherwise provided in the plan. The estimated fair value of options is recognized over the requisite service period, which is generally the vesting period. Share-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock option grants is based on estimates as of the date of grant using a Black-Scholes option valuation model. The Company used historical data as the basis for estimating option terms and forfeitures. Separate groups of employees that have similar historical stock option exercise and forfeiture behavior are considered separately for valuation purposes. The ranges of expected terms disclosed below reflect different expected behavior among certain groups of employees. Expected stock volatility factors are based on a weighted average of implied volatilities from traded options on the Company’s common stock and historical stock price volatility of the Company’s common stock, which is determined based on a review of the weighted average of historical daily price changes of the Company’s common stock. The risk-free interest rate for periods commensurate with the expected term of the share option is based on the U.S. treasury yield curve in effect at the time of grants. The dividend yield on the Company’s common stock is estimated to be zero as the Company has not paid and does not expect to pay dividends. The exercise price of options granted prior to October 7, 2008 equals the average of the high and low of the Company’s common stock traded on the NASDAQ Global Market on the date of grant. Beginning with the adoption of the 2008 Plan, the exercise price of option grants made after October 7, 2008 is equal to the closing price of the Company’s common stock traded on the NASDAQ Global Market on the date of grant.

The fair value of each stock option grant was estimated on the grant date with the following weighted-average assumptions:

	Year Ended March 31,
	2009	2008	2007

Expected option term	5 - 7 years	4 - 7 years	4 - 5 years
Expected stock volatility	36% - 46%	38% - 50%	50%
Risk-free interest rate	1.66% - 3.52%	2.78% - 5.07%	4.45% - 5.07%
Expected annual dividend yield	—	—	—

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity is presented in the following table:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, April 1, 2008	18,577,155	$16.53
Granted(1)	1,940,500	12.01
Exercised	(919,817)	8.32
Forfeited	(555,778)	16.07
Expired(1)	(896,471)	18.65

Outstanding, March 31, 2009	18,145,589	$16.37

Exercisable, March 31, 2009	14,233,910	$16.94

(1)	The Company determined that the compensation attributable to certain grants of non-qualified stock options made to certain of its executive officers in the past may not be deductible by the Company as a result of the limitations imposed by Section 162(m) of the Internal Revenue Code (“Section 162(m)”) because such stock options were granted pursuant to a stock option plan that did not contain one of the provisions necessary in order to maintain such deductibility under Section 162(m). As such, the Company cancelled and reissued 365,740 and 977,780 options on October 15, 2008 and November 19, 2008, respectively, under the 2008 Plan for the sole purpose of preserving the Company’s tax deduction in the future with respect to such stock options. The options that were cancelled were re-issued with the same terms and there was no incremental compensation cost as a result of the modifications. These amounts are not included in the table above.

The weighted average grant date fair value of stock options granted during the years ended March 31, 2009, 2008 and 2007 was $5.41, $6.93 and $8.13, respectively. The aggregate intrinsic value of stock options exercised during the years ended March 31, 2009, 2008 and 2007 was $4.9 million, $7.0 million and $4.8 million, respectively.

As of March 31, 2009, there were 17,887,833 stock options vested and expected to vest with a weighted average exercise price of $16.40 per share, a weighted average contractual remaining life of 5.0 years and an aggregate intrinsic value of $10.8 million. As of March 31, 2009, the aggregate intrinsic value of stock options exercisable was $10.3 million with a weighted average remaining contractual term of 4.1 years. The expected to vest options are determined by applying the pre-vesting forfeiture rate to the total outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

As of March 31, 2009, there was $8.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Cash received from option exercises under the Company’s Plans during the years ended March 31, 2009 and 2008 was $7.1 million and $11.1 million, respectively. The Company issued new shares upon option exercises during the years ended March 31, 2009 and 2008.

Since its adoption of SFAS No. 123(R) on April 1, 2006, the Company has been subject to the U.S. Alternative Minimum Tax (“AMT”), due to certain limitations on NOL utilization. As a result, the Company has recorded a $0.4 million benefit to additional paid-in capital for the reduction to the AMT tax related to these excess tax benefits.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

Restricted stock units (“RSUs”) awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company. Shares of the Company’s common stock is delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of all RSUs is based on the market value of the Company’s stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

A summary of RSU activity is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding, April 1, 2008	482,500	$16.11
Granted	581,500	12.29
Vested	(147,498)	16.86
Forfeited	(114,562)	13.46

Outstanding, March 31, 2009	801,940	$13.52

At March 31, 2009, there was $4.7 million of total unrecognized compensation cost related to unvested RSUs, which will be recognized over the a weighted average remaining contractual term of 2.1 years.

Performance-Based Restricted Stock Units

In May 2008, the board of directors awarded 40,000 performance-based RSUs to certain of the Company’s executive officers under the 2002 Plan. The award vests upon the achievement of a market condition specified in the award terms. As of March 31, 2009, the market condition had not been met and the award had not vested. The grant date fair value of the award was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determines the probability of satisfying the market condition stipulated in the award and calculates the fair market value for the performance award. The valuation model for the performance-based RSUs used the following assumptions:

	Weighted-Average	Expected	Risk-Free
Grant Date	Expected Volatility	Dividend Yield	Interest Rate

May 27, 2008	42.7%	—	2.5%

The compensation cost for the award’s grant date fair value of $0.4 million is being recognized over a derived service period of 1.4 years. At March 31, 2009, there was $0.2 million of unrecognized compensation cost related to unvested performance-based RSUs that will be recognized over the following seven months.

13.	COLLABORATIVE ARRANGEMENTS

The Company’s business strategy includes forming collaborations to develop and commercialize its products, and to access technological, financial, marketing, manufacturing and other resources. The Company has entered into several collaborative arrangements, as described below:

Janssen

Under a product development agreement, the Company collaborated with Janssen on the development of RISPERDAL CONSTA. Under the development agreement, Janssen provided funding to the Company for the development of RISPERDAL CONSTA, and Janssen is responsible for securing all necessary regulatory approvals for the product. RISPERDAL CONSTA has been approved in approximately 85 countries and has

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been launched in approximately 60 countries, including the U.S. and several major international markets. The Company exclusively manufactures RISPERDAL CONSTA for commercial sale and records revenue when product is shipped to Janssen and royalty revenues upon the final sale of the product. In addition, the Company and Janssen have recently agreed to begin work to develop a four week formulation of RISPERDAL CONSTA.

Under license agreements, the Company granted Janssen and an affiliate of Janssen exclusive worldwide licenses to use and sell RISPERDAL CONSTA. Under the Company’s license agreements with Janssen, the Company receives royalties equal to 2.5% of Janssen’s net sales of RISPERDAL CONSTA in the quarter when the product is sold by Janssen. Janssen can terminate the license agreements upon 30 days prior written notice to the Company.

Under the manufacturing and supply agreement with Janssen, the Company records manufacturing revenue when product is shipped to Janssen, based on a percentage of Janssen’s net unit sales price for RISPERDAL CONSTA for the calendar year. This percentage is determined based on Janssen’s unit demand for the calendar year and varies based on the volume of units shipped, with a minimum manufacturing fee of 7.5%.

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

During the years ended March 31, 2009, 2008 and 2007, the Company recognized $150.2 million, $124.7 million, and $113.6 million, respectively, of revenue from its arrangements with Janssen.

Cephalon

In June 2005 and October 2006, the Company entered into the Agreements and Amendments, respectively, with Cephalon to jointly develop, manufacture and commercialize extended-release forms of naltrexone, including VIVITROL (the “product” or “products”), in the U.S. Under the terms of the Agreements, the Company provided Cephalon with a co-exclusive license to use and sell the product in the U.S. and a non-exclusive license to manufacture the product under certain circumstances, with the ability to sublicense. The Company was responsible for obtaining marketing approval for VIVITROL in the U.S. for the treatment of alcohol dependence, which was received from the FDA in April 2006, for completing the first VIVITROL manufacturing line and manufacturing the product. The companies shared responsibility for additional development of the products, and also shared responsibility for developing the commercial strategy for the products. Cephalon had primary responsibility for the commercialization, including distribution and marketing, of the products in the U.S. and the Company supported this effort with a team of managers of market development. Cephalon paid the Company an aggregate of $274.6 million in nonrefundable milestone payments related to the Agreements and Amendments and the Company was responsible to fund the first $124.6 million of cumulative net losses incurred on the product.

In November 2008, the Company and Cephalon agreed to end the collaboration for the development, supply and commercialization of certain products, including VIVITROL in the U.S., effective on the Termination Date, and the Company assumed the risks and responsibilities for the marketing and sale of VIVITROL in the U.S. The Company paid Cephalon $16.0 million for title to two partially completed VIVITROL manufacturing lines, and the Company received $11.0 million from Cephalon as payment to fund their share of estimated VIVITROL product losses during the one-year period following the Termination Date.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of the Termination Date, the Company was responsible for all VIVITROL profits or losses, net of $11.0 million Cephalon paid the Company to fund its share of estimated VIVITROL product losses during the one-year period following the Termination Date, and Cephalon has no rights to royalty payments on future sales of VIVITROL. In order to facilitate the full transfer of all commercialization of VIVITROL to the Company, Cephalon, at the Company’s option, and on its behalf, has agreed to perform certain transition services until May 31, 2009 at an FTE rate agreed to by the parties.

During the years ended March 31, 2009, 2008 and 2007, the Company recognized $134.0 million, $27.7 million and $58.3 million, respectively, of revenue from its arrangements with Cephalon. During the year ended March 31, 2009, the Company recorded expense of $1.8 million related to certain transition services performed by Cephalon on its behalf.

Cilag GmbH International

In December 2007, the Company entered into a license and commercialization agreement with Cilag GmbH International (“Cilag”), an affiliate of Janssen, to commercialize VIVITROL for the treatment of alcohol dependence and opioid dependence in Russia and other countries in the Commonwealth of Independent States (“CIS”). Under the terms of the agreement, Cilag will have primary responsibility for securing all necessary regulatory approvals for VIVITROL and Janssen-Cilag, an affiliate of Cilag, will commercialize the product. The Company will be responsible for the manufacture of VIVITROL and will receive manufacturing revenue upon shipment of VIVITROL to Cilag and royalty revenues based upon Cilag product sales.

In December 2007, Cilag made a nonrefundable payment of $5.0 million to the Company upon signing the agreement and in August 2008, paid the Company an additional $1.0 million upon achieving regulatory approval of VIVITROL for the treatment of alcohol dependence in Russia. Cilag could pay the Company up to an additional $33.0 million upon the receipt of additional regulatory approvals for the product, the occurrence of certain agreed-upon events and levels of VIVITROL sales.

Commencing five years after the effective date of the agreement, Cilag will have the right to terminate the agreement at any time by providing 90 days prior written notice to the Company, subject to certain continuing rights and obligations between the parties. Cilag will also have the right to terminate the agreement upon 90 days advance written notice to the Company if a change in the pricing and/or reimbursement of VIVITROL in Russia and other countries of the CIS has a material adverse effect on the underlying economic value of commercializing the product such that it is no longer reasonably profitable to Cilag. In addition, either party may terminate the agreement upon a material breach by the other party which is not cured within 90 days advance written notice of material breach or, in certain circumstances, a 30 day extension of that period.

During the year ended March 31, 2009, the Company recognized $1.4 million of revenue from its arrangement with Cilag. There was no revenue recognized from this arrangement in the years ended March 31, 2008 and 2007.

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

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In October 2005, the Company amended its existing development and license agreement with Amylin, and reached agreement regarding the construction of a manufacturing facility for exenatide once weekly and certain technology transfer related thereto. In December 2005, Amylin purchased a facility for the manufacture of exenatide once weekly and began construction in early calendar year 2006. Amylin is responsible for all costs and expenses associated with the design, construction and validation of the facility. The parties have agreed that the Company will transfer its technology for the manufacture of exenatide once weekly to Amylin. Amylin agreed to reimburse the Company for any time, at an agreed-upon FTE rate, and materials the Company incurred with respect to the transfer of technology. In January 2009, the parties agreed that the technology transfer was complete. Amylin will be responsible for the manufacture of exenatide once weekly and will operate the facility. Amylin will pay the Company royalties for commercial sales of this product, if approved, in accordance with the development and license agreement.

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

During the years ended March 31, 2009, 2008 and 2007, the Company recognized $9.5 million, $32.9 million, and $19.3 million, respectively, of revenue from its arrangements with Amylin.

Lilly

AIR Insulin

On March 7, 2008, the Company received a letter from Lilly terminating the development and license agreement between Lilly and the Company dated April 1, 2001, as amended, relating to the development of inhaled formulations of insulin and other compounds potentially useful for the treatment of diabetes, based on the Company’s proprietary AIR pulmonary technology. In June 2008, the Company entered into an agreement (the “AIR Insulin Termination Agreement”) with Lilly whereby the Company received $40.0 million in cash as payment for all services we had performed through the date of the AIR Insulin Termination Agreement and title to the Lilly-owned manufacturing equipment located at the Company’s AIR manufacturing facility. Upon entering into the AIR Insulin Termination Agreement, the license the Company granted to Lilly under the development and license agreement reverted to the Company.

AIR Parathyroid Hormone

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

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended March 31, 2009, 2008 and 2007, the Company recognized $26.8 million, $54.6 million and $48.0 million, respectively, of revenue from its arrangements with Lilly.

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

Under the terms of the agreement, RPI granted the Company an exclusive worldwide license to certain patents and patent applications relating to its compounds designed to modulate opioid receptors. The Company will be responsible for the continued research and development of any resulting product candidates. The Company paid RPI a nonrefundable upfront payment of $0.5 million and is obligated to pay annual fees of up to $0.2 million, and tiered royalty payments of between 1% and 4% of annual net sales in the event any products developed under the agreement are commercialized. In addition, the Company is obligated to make milestone payments in the aggregate of up to $9.1 million, upon certain agreed-upon development events. All amounts paid to RPI under this license agreement have been expensed and are included in research and development expenses. In July 2008, the parties amended the agreement to expand the license to include certain additional patent applications. The Company paid RPI an additional nonrefundable payment of $125,000 and slightly increased the annual fees in consideration of this amendment.

14.	INCOME TAXES

The components of the Company’s net deferred tax asset were as follows:

	March 31,
	2009	2008
	(In thousands)

Net operating loss (“NOL”) carryforwards — federal and state	$36,403	$48,270
Tax benefit from the exercise of stock options	38,776	41,694
Tax credit carryforwards	19,274	18,425
Alkermes Europe, Ltd. NOL carryforward	5,531	7,764
Deferred revenue	1,772	47,063
Share-based compensation	12,256	10,347
Property, plant and equipment	(9,915)	(6,969)
Other	7,657	2,506
Less: valuation allowance	(111,754)	(169,100)

	$—	$—

As of March 31, 2009, the Company had approximately $222.4 million of federal domestic NOL carryforwards, $130.6 million of state NOL carryforwards and $19.8 million of foreign net operating loss and foreign capital loss carryforwards, which either expire on various dates through the year 2026 or can be carried forward indefinitely. These loss carryforwards are available to reduce future federal and foreign taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These loss carryforwards, that may be utilized in any future period, may be subject to limitations based upon changes in the ownership of the Company’s stock. The valuation allowance relates to the Company’s U.S. NOL’s and deferred tax assets and certain other foreign deferred tax assets and is recorded based upon the uncertainty surrounding their realizability, as these assets can only be realized to

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offset profitable operations in the respective tax jurisdictions. In addition, the Company performed a detailed study of its NOL carryforwards to determine whether such amounts are limited under IRC Sec. 382. The Company does not believe the limitations will significantly impact its ability to offset income with available NOLs.

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, changes in the business in which the Company operates and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of March 31, 2009, the Company determined that it is more likely than not that the deferred tax assets will not be realized and a full valuation allowance has been recorded.

The tax benefit from stock option exercises included in the table above represents benefits accumulated prior to the adoption of SFAS No. 123(R) that have not been realized. Subsequent to the adoption of SFAS No. 123(R) on April 1, 2006, an additional $5.4 million of tax benefits from stock option exercises have not been recognized in the financial statements and will be once they are realized. In total, the Company has approximately $44.1 million related to certain operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax.

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

The Company’s provision for income taxes was comprised of the following:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)

Current income tax expense:
Federal	$483	$5,770	$1,098
State	24	81	—
Deferred income tax expense:
Federal	—	—	—
State	—	—	—

Total tax provision	$507	$5,851	$1,098

The Company’s current provision for federal income taxes in the amount of $0.5 million and $5.9 million for the years ended March 31, 2009 and 2008, respectively, represents alternative minimum tax (“AMT”) due without regard to the cash benefit of excess share-based compensation deductions. The AMT paid creates a

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit carryforward and a resulting deferred tax asset, for which the Company has recorded a full valuation allowance. Included in the provision for income taxes for the year ended March 31, 2009 is a $0.3 million estimated benefit as a result of the recently enacted Housing and Economic Recovery Act of 2008. This legislation allows for certain taxpayers to forego bonus depreciation in lieu of a refundable cash credit based on certain qualified asset purchases.

No amount for U.S. income tax has been provided on undistributed earnings of the Company’s foreign subsidiary because the Company considers such earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation, however, unrecognized foreign tax credit carryforwards may be available to reduce some portion of the U.S. tax liability, if any.

A reconciliation of the Company’s federal statutory tax rate to its effective rate is as follows:

	Year Ended March 31,
	2009	2008	2007

Statutory federal rate	34.0%	34.0%	34.0%
Research and development benefit	(0.5)%	—	(0.9)%
Share-based compensation	1.0%	1.5%	33.5%
Other permanent items	0.5%	0.4%	0.5%
Non-deductible interest	—	—	4.2%
True-up of prior year AMT liability	—	—	1.1%
Change in FIN No. 48 reserve	0.1%	0.1%	—
Change in valuation allowance	(34.7)%	(32.6)%	(62.0)%

Effective tax rate	0.4%	3.4%	10.4%

The Company adopted FIN No. 48 on April 1, 2007. The Company did not record any liabilities upon the implementation of FIN No. 48 due to historic loss carryovers. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits
(In thousands)

Balance, April 1, 2007	$—
Additions based on tax positions related to the current period	1,796

Balance, March 31, 2008	1,796
Additions based on tax positions related to prior periods	30

Balance, March 31, 2009	$1,826

The Company has an unrecognized tax benefit of $0.2 million at March 31, 2009, which is recorded as part of “Other Long-Term Liabilities” in the accompanying consolidated balance sheet. If the unrecognized tax benefit at March 31, 2009 is recognized, there would be no effect on the Company’s effective income tax rate in any future period. The Company does not expect a significant increase in unrecognized tax benefits within the next twelve months.

The tax years 1993 through 2008 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. as carryforward attributes generated in years past may

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for taxes. For the year ended March 31, 2009, the Company’s accrued interest and penalties recorded in its consolidated financial statements was not significant.

15.	COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2009, the total future annual minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Payment
Amount
(In thousands)

Fiscal Years:
2010	$10,233
2011	10,255
2012	10,322
2013	3,122
2014	722
Thereafter	1,264

35,918
Less: estimated sublease income	(5,582)

Total future minimum lease payments	$30,336

Rent expense related to operating leases charged to operations was approximately $11.7 million, $11.9 million, and $11.5 million for the years ended March 31, 2009, 2008 and 2007, respectively. These amounts are net of sublease income of $1.7 million, $2.0 million and $1.6 million earned in the years ended March 31, 2009, 2008 and 2007, respectively.

In addition to its lease commitments, the Company has open purchase orders totaling $30.0 million at March 31, 2009.

License and Royalty Commitments

The Company has entered into license agreements with certain corporations and universities that require the Company to pay annual license fees and royalties based on a percentage of revenues from sales of certain products and royalties from sublicenses granted by the Company. Amounts paid under these agreements were approximately $0.9 million, $0.2 million and $0.8 million for the years ended March 31, 2009, 2008 and 2007, respectively, and were recorded as “Research and development” expenses in the consolidated statements of income and comprehensive income.

Litigation

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

ALKERMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SUBSEQUENT EVENTS

In April 2009, the Company announced that it will move its corporate headquarters from Cambridge, Massachusetts to Waltham, Massachusetts, and entered into an operating lease agreement for this space. The lease term begins on the date the Company moves into the building, which is estimated to occur in early calendar 2010 and ends 10 years from the beginning of the lease term, with provisions for the Company to extend the lease term up to an additional 10 years. The Company’s rent expense related to this new space will be approximately $2.7 million a year during the initial lease term.

In April 2009, in connection with the move of its corporate headquarters to Waltham, Massachusetts, the Company entered into an agreement to sublease its Cambridge, Massachusetts facility. The sublease agreement begins in phases beginning in August 2009 and will expire in June 2012. The Company estimates it will collect sublease rental income of approximately $14.8 million during the term of the sublease, which will partially offset $22.7 million of the Company’s remaining lease obligations.

* * * * *

EXHIBIT INDEX

Exhibit
No.

3.1		Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 001-14131).)
3	.1(a)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2002 (File No. 001-14131).)
3	.1(b)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on May 14, 2003. (Incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003 (File No. 000-19267).)
3.2		Second Amended and Restated By-Laws of Alkermes, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 28, 2005.)
4.1		Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 033-40250).)
4.2		Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)
4.3		Rights Agreement, dated as of February 7, 2003, as amended, between Alkermes, Inc. and EquiServe Trust Co., N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-A filed on May 2, 2003 (File No. 000-19267).)
4.4		Indenture, dated as of February 1, 2005, between RC Royalty Sub LLC and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.)
4.5		Form of Risperdal Consta® PhaRMAsm Secured 7% Notes due 2018. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2005.)
10.1		Amended and Restated 1990 Omnibus Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1998 (File No. 001-14131).)+
10.2		Stock Option Plan for Non-Employee Directors, as amended. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on October 1, 2003 (File No. 333-109376).)+
10.3		Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 001-14131).)
10.4		Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 001-14131).)
10.5		Lease Agreement, dated as of April 22, 2009 between PDM Unit 850, LLC, and Alkermes, Inc.#
10.6		License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (U.S.) (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)*
10.7		License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except U.S.) (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.20 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)*
10.8		Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002 (File No. 001-14131).)***

Exhibit
No.

10	.8(a)	Third Amendment To Development Agreement, Second Amendment To Manufacturing and Supply Agreement and First Amendment To License Agreements by and between Janssen Pharmaceutica International Inc. and Alkermes Controlled Therapeutics Inc. II, dated April 1, 2000 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.8(b)	Fourth Amendment To Development Agreement and First Amendment To Manufacturing and Supply Agreement by and between Janssen Pharmaceutica International Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 20, 2000 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.8(c)	Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19(b) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002 (File No. 001-14131).)***
10	.8(d)	Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19(a) to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2002.)***
10	.8(e)	Amendment to Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 22, 2003 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.8(f)	Fourth Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated January 10, 2005 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10.9		Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 21, 2002 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.9(a)	Amendment to Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 16, 2003 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2004.)****
10.10		Patent License Agreement, dated as of August 11, 1997, between Massachusetts Institute of Technology and Advanced Inhalation Research, Inc. (assigned to Alkermes, Inc. in March 2007), as amended. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)**
10.11		Employment agreement, dated as of December 12, 2007, by and between Richard F. Pops and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007.)+
10	.11(a)	Amendment to Employment Agreement by and between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008.)+
10.12		Employment agreement, dated as of December 12, 2007, by and between David A. Broecker and the Registrant. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007.)+

Exhibit
No.

10	.12(a)	Amendment to Employment Agreement by and between Alkermes, Inc. and David A. Broecker. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008.)+
10.13		Form of Employment Agreement, dated as of December 12, 2007, by and between the Registrant and each of Kathryn L. Biberstein, Elliot W. Ehrich, M.D., James M. Frates, Michael J. Landine, Gordon G. Pugh. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007.)+
10	.13(a)	Form of Amendment to Employment Agreement by and between Alkermes, Inc. and each of each of Kathryn L. Biberstein, Elliot W. Ehrich, M.D., James M. Frates, Michael J. Landine, Gordon G. Pugh. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008.)+
10.14		Form of Covenant Not to Compete, of various dates, by and between the Registrant and each of Kathryn L. Biberstein and James M. Frates. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Report on Form 10-K for the year ended March 31, 2007.)+
10	.14(a)	Form of Covenant Not to Compete, of various dates, by and between the Registrant and each of Elliot W. Ehrich, M.D., Michael J. Landine, and Gordon G. Pugh. (Incorporated by reference to Exhibit 10.15(a) to the Registrant’s Report on Form 10-K for the year ended March 31, 2007.)+
10.15		License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2005.)*****
10	.15(a)	Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of June 23, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2005.)*****
10	.15(b)	Amendment to the License and Collaboration Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006. (Incorporated by reference to Exhibit 10.16(b) to the Registrant’s Report on Form 10-K for the year ended March 31, 2007.)******
10	.15(c)	Amendment to the Supply Agreement between Alkermes, Inc. and Cephalon, Inc. dated as of December 21, 2006. (Incorporated by reference to Exhibit 10.16(c) to the Registrant’s Report on Form 10-K for the year ended March 31, 2007.)******
10.16		Accelerated Share Repurchase Agreement, dated as of February 7, 2008, between Morgan Stanley & Co. Incorporated and Alkermes, Inc. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Report on Form 10-K for the year ended March 31, 2008.)
10.17		Alkermes, Inc. 1998 Equity Incentive Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended December 31, 2006.)+
10	.17(a)	Form of Stock Option Certificate pursuant to Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10.18		Alkermes, Inc. Amended and Restated 1999 Stock Option Plan. (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14/A filed on July 27, 2007.)+
10	.18(a)	Form of Incentive Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10	.18(b)	Form of Non-Qualified Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10.19		Alkermes, Inc. 2002 Restricted Stock Award Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended December 31, 2006.)+
10	.19(a)	Amendment to Alkermes, Inc. 2002 Restricted Stock Award Plan. (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14/A filed on July 27, 2007.)+

Exhibit
No.

10.20		2006 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the fiscal quarter ended September 30, 2006.)+
10	.20(a)	Amendment to 2006 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Form DEF 14/A filed on July 27, 2007.)+
10.21		Alkermes Fiscal 2008 Named-Executive Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2007.)+
10.22		Alkermes Fiscal Year 2009 Reporting Officer Performance Pay Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2008.)+
10.23		Alkermes, Inc., 2008 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008.)+
10	.23(a)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Incentive Stock Option) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008.)+
10	.23(b)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Non-Qualified Option) (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008.)+
10	.23(c)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Non-Employee Director) (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 7, 2008.)+
10	.23(d)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Time Vesting Only). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2009.)+
10	.23(e)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Performance Vesting Only). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 22, 2009.)+
21.1		Subsidiaries of the Registrant.#
23.1		Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP.#
23.2		Consent of Independent Registered Public Accounting Firm Deloitte & Touche LLP.#
24.1		Power of Attorney (included on signature pages).#
31.1		Rule 13a-14(a)/15d-14(a) Certification.#
31.2		Rule 13a-14(a)/15d-14(a) Certification.#
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

**	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted August 19, 1999. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 16, 2002. Such provisions have been separately filed with the Commission.

****	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 26, 2005. Such provisions have been filed separately with the Commission.

*****	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted July 31, 2006. Such provisions have been filed separately with the Commission.

******	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted April 15, 2008. Such provisions have been filed separately with the Commission.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Filed herewith.