Form 10-Q
period 2009-12-31
ALKERMES INC
filed 2010-02-04
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-14131
ALKERMES, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2472830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
852 Winter Street, Waltham, MA 02451-1420
(781) 609-6000
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐       No ☑
     The number of shares outstanding of each of the issuer’s classes of common stock was:

As of February 1,
Class	2010
Common Stock, $.01 par value	94,440,904
Non-Voting Common Stock, $.01 par value	382,632

ALKERMES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements:
ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	March 31,
	2009	2009
	(In thousands, except share and per
	share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,932	$86,893
Investments — short-term	165,016	236,768
Receivables	28,233	24,588
Inventory	20,049	20,297
Prepaid expenses and other current assets	5,950	7,500

Total current assets	293,180	376,046

PROPERTY, PLANT AND EQUIPMENT, NET	96,332	106,461
INVESTMENTS — LONG-TERM	118,531	80,821
OTHER ASSETS	11,857	3,158

TOTAL ASSETS	$519,900	$566,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,560	$36,483
Deferred revenue — current	2,305	6,840
NON-RECOURSE RISPERDAL® CONSTA® SECURED 7% NOTES — CURRENT	25,667	25,667

Total current liabilities	57,532	68,990

NON-RECOURSE RISPERDAL CONSTA SECURED 7% NOTES — LONG-TERM	31,636	50,221
DEFERRED REVENUE — LONG-TERM	5,120	5,238
OTHER LONG-TERM LIABILITIES	6,386	7,149

Total liabilities	100,674	131,598

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Capital stock, par value, $0.01 per share; 4,550,000 shares authorized (includes 3,000,000 shares of preferred stock); none issued	—	—
Common stock, par value, $0.01 per share; 160,000,000 shares authorized; 104,354,986 and 104,044,663 shares issued; 94,418,724 and 94,536,212 shares outstanding at December 31, 2009 and March 31, 2009, respectively	1,042	1,040
Non-voting common stock, par value, $0.01 per share; 450,000 shares authorized; 382,632 shares issued and outstanding at December 31, 2009 and March 31, 2009	4	4
Treasury stock, at cost (9,936,262 and 9,508,451 shares at December 31, 2009 and March 31, 2009, respectively)	(129,567)	(126,025)
Additional paid-in capital	903,480	892,415
Accumulated other comprehensive loss	(3,980)	(6,484)
Accumulated deficit	(351,753)	(326,062)

Total shareholders’ equity	419,226	434,888

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$519,900	$566,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
REVENUES:
Manufacturing revenues	$28,650	$20,533	$90,289	$92,182
Royalty revenues	9,970	7,970	27,489	24,990
Product sales, net	5,451	—	14,320	—
Research and development revenue under collaborative arrangements	81	3,736	2,705	40,438
Net collaborative profit	—	123,422	5,002	125,354

Total revenues	44,152	155,661	139,805	282,964

EXPENSES:
Cost of goods manufactured and sold	10,072	5,536	37,830	31,921
Research and development	22,577	22,669	68,827	64,640
Selling, general and administrative	17,739	14,568	57,632	38,173

Total expenses	50,388	42,773	164,289	134,734

OPERATING (LOSS) INCOME	(6,236)	112,888	(24,484)	148,230

OTHER EXPENSE, NET:
Interest income	1,017	2,574	3,666	8,883
Interest expense	(1,423)	(2,436)	(4,698)	(10,905)
Other expense, net	(160)	(641)	(290)	(1,471)

Total other expense, net	(566)	(503)	(1,322)	(3,493)

(LOSS) INCOME BEFORE INCOME TAXES	(6,802)	112,385	(25,806)	144,737
PROVISION (BENEFIT) FOR INCOME TAXES	15	(330)	(115)	637

NET (LOSS) INCOME	$(6,817)	$112,715	$(25,691)	$144,100

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.07)	$1.18	$(0.27)	$1.51

Diluted	$(0.07)	$1.18	$(0.27)	$1.49

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	94,784	95,316	94,815	95,246

Diluted	94,784	95,818	94,815	96,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	December 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(25,691)	$144,100
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation	20,314	7,501
Share-based compensation expense	10,811	11,590
Other non-cash charges	3,520	4,531
Loss on the purchase of non-recourse RISPERDAL CONSTA secured 7% notes	—	1,989
Changes in assets and liabilities:
Receivables	(3,645)	11,585
Inventory, prepaid expenses and other assets	1,199	(4,746)
Accounts payable and accrued expenses	(11,199)	(4,722)
Unearned milestone revenue	—	(117,657)
Deferred revenue	(4,653)	(9,529)
Other long-term liabilities	(1,369)	(1,415)
Payment of non-recourse RISPERDAL CONSTA secured 7% notes principal attributable to original issue discount	(1,574)	(4,590)

Cash flows (used in) provided by operating activities	(12,287)	38,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,197)	(4,145)
Sales of property, plant and equipment	249	7,717
Investment in Acceleron Pharmaceuticals, Inc.	(8,000)	—
Purchases of investments	(390,818)	(543,408)
Sales and maturities of investments	427,270	540,721

Cash flows provided by investing activities	19,504	885

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock for share-based compensation arrangements	182	7,606
Excess tax benefit from share-based compensation	—	75
Payment of non-recourse RISPERDAL CONSTA secured 7% notes principal	(17,676)	—
Purchase of non-recourse RISPERDAL CONSTA secured 7% notes	—	(67,185)
Payment of capital leases	—	(47)
Purchase of common stock for treasury	(2,684)	(17,948)

Cash flows used in financing activities	(20,178)	(77,499)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,961)	(37,977)
CASH AND CASH EQUIVALENTS — Beginning of period	86,893	101,241

CASH AND CASH EQUIVALENTS — End of period	$73,932	$63,264

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$3,706	$7,663
Cash paid for taxes	$53	$435
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$3,933	$1,883
Receipt of Alkermes shares for the purchase of stock options or to satisfy minimum tax withholding obligations related to stock based awards	$858	$707
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying condensed consolidated financial statements of Alkermes, Inc. (the “Company” or “Alkermes”) for the three and nine months ended December 31, 2009 and 2008 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended March 31, 2009. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to present fairly the results of operations for the reported periods.
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
     Reclassifications — $4.6 million that was previously classified as “Purchase of non-recourse RISPERDAL CONSTA Secured 7% notes” for the nine months ended December 31, 2008, was reclassified to “Payment of non-recourse RISPERDAL CONSTA secured 7% notes principal attributable to original issue discount” in the accompanying condensed consolidated statements of cash flows to conform to current period presentation.
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
2. COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income is as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31
(In thousands)	2009	2008	2009	2008
Net (loss) income	$(6,817)	$112,715	$(25,691)	$144,100
Unrealized gains (losses) on available-for-sale securities:
Holding gains (losses)	650	(1,212)	2,410	(1,478)
Reclassification of unrealized losses to realized losses on available-for-sale securities	94	556	94	1,163

Unrealized gains (losses) on available-for-sale securities	744	(656)	2,504	(315)

Comprehensive (loss) income	$(6,073)	$112,059	$(23,187)	$143,785

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
     Basic and diluted (loss) earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31
(In thousands)	2009	2008	2009	2008
Numerator:
Net (loss) income	$(6,817)	$112,715	$(25,691)	$144,100

Denominator:
Weighted average number of common shares outstanding	94,784	95,316	94,815	95,246
Effect of dilutive securities:
Stock options	—	446	—	974
Restricted stock units	—	56	—	178

Dilutive common share equivalents	—	502	—	1,152

Shares used in calculating diluted (loss) earnings per share	94,784	95,818	94,815	96,398

     The following amounts are not included in the calculation of (loss) earnings per common share because their effects are anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31		December 31
(In thousands)	2009	2008	2009	2008
Stock options	17,658	16,356	17,801	15,366
Restricted stock units	538	630	318	—

Total	18,196	16,986	18,119	15,366

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. INVESTMENTS
Investments consist of the following:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
December 31, 2009
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$126,980	$202	$—	$127,182
International government agency debt securities	28,641	162	—	28,803
Corporate debt securities	6,748		(99)	6,649
Other debt securities	2,501	—	(119)	2,382

Total short-term investments	164,870	364	(218)	165,016

Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	61,346	—	(340)	61,006
International government agency debt securities	851	—	(14)	837
Corporate debt securities	43,817	—	(2,112)	41,705
Other debt securities	10,000	—	(1,716)	8,284
Strategic investments	644	198	—	842

	116,658	198	(4,182)	112,674

Held-to-maturity securities:
U.S. government obligations	417	—	—	417
Certificates of deposit	5,440	—	—	5,440

Total long-term investments	122,515	198	(4,182)	118,531

Total investments	$287,385	$562	$(4,400)	$283,547

March 31, 2009
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$225,490	$2,635	$(6)	$228,119
Corporate debt securities	8,160	9	—	8,169
Other debt securities	500	—	(20)	480

Total short-term investments	234,150	2,644	(26)	236,768

Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	10,149	—	(3)	10,146
Corporate debt securities	57,887	—	(6,326)	51,561
Other debt securities	16,350	—	(2,683)	13,667
Strategic investments	738	53	—	791

	85,124	53	(9,012)	76,165

Held-to-maturity securities:
U.S. government obligations	416	—	—	416
Certificates of deposit	4,240	—	—	4,240

Total long-term investments	89,780	53	(9,012)	80,821

Total investments	$323,930	$2,697	$(9,038)	$317,589

     During the nine months ended December 31, 2009, the Company had $427.3 million of proceeds from the sales and maturities of investments. The proceeds from the sales and maturities of its investments resulted in realized gains of $0.2 million and realized losses of less than $0.1 million.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s available-for-sale and held-to-maturity securities at December 31, 2009 have contractual maturities in the following periods:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$72,188	$72,095	$5,857	$5,857
After 1 year through 5 years (1)	149,919	149,787	—	—
After 5 years through 10 years (1)	48,777	46,682	—	—
After 10 years	10,000	8,284	—	—

Total	$280,884	$276,848	$5,857	$5,857

(1)	Investments in available-for-sale securities within these categories, with an amortized cost of $98.5 million and an estimated fair value of $96.6 million, have issuer call dates prior to May 2011.
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
     Certain of the Company’s investments in corporate debt securities with a cost of $2.0 million consist of investment grade subordinated, medium term, callable step-up floating rate notes (“FRN”) issued by the Royal Bank of Scotland Group (“RBS”). At December 31, 2009, these FRN’s had a composite rating by Moody’s, Standard & Poor’s (“S&P”) and Fitch of A. During the nine months ended December 31, 2009, these FRN’s had minimal or no trades and because a fair value could not be derived from quoted prices, the Company used a discounted cash flow model to determine the estimated fair value of the securities at December 31, 2009. The assumptions used in the discounted cash flow model included estimates for interest rates, expected holding periods and risk adjusted discount rates, which the Company believes to be the most critical assumptions utilized within the analysis. The valuation analysis considered, among other items, assumptions that market participants would use in their estimates of fair value, such as the creditworthiness and credit spreads of the issuer and when callability features may be exercised by the issuer. These securities were also compared, where possible, to securities with observable market data with similar characteristics to the securities held by the Company. The Company estimated the fair value of these FRN’s to be $1.7 million at December 31, 2009.
     In making the determination that the decline in fair value of these FRN’s was temporary, the Company considered various factors, including but not limited to: the length of time each security was in an unrealized loss

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Company’s two investments in auction rate securities consist of taxable student loan revenue bonds issued by the Colorado Student Obligation Bond Authority (“Colorado”), with a cost of $5.0 million, and Brazos Higher Education Service Corporation (“Brazos”), with a cost of $5.0 million, which service student loans under the Federal Family Education Loan Program (“FFELP”). The bonds are collateralized by student loans purchased by the authorities, which are guaranteed by state sponsored agencies and reinsured by the U.S. Department of Education. Liquidity for these securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals. The Colorado and Brazos securities were rated Aaa and Baa3 by Moody’s, respectively, at December 31, 2009. Due to repeated failed auctions since January 2008, the Company no longer considers these securities to be liquid and has classified them as long-term investments in the condensed consolidated balance sheets. The securities continue to pay interest during the periods in which the auctions have failed.
     Since the security auctions have failed and fair value cannot be derived from quoted prices, the Company used a discounted cash flow model to determine the estimated fair value of the securities at December 31, 2009. The assumptions used in the discounted cash flow model include estimates for interest rates, timing of cash flows, expected holding periods and risk adjusted discount rates, which include provisions for default and liquidity risk, which the Company believes to be the most critical assumptions utilized within the analysis. The valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, the timing of expected future cash flows, the timing of, and the likelihood that the security will have a successful auction or when callability features may be exercised by the issuer. These securities were also compared, where possible, to other observable market data with similar characteristics to the securities held by the Company. The Company estimated the fair value of the auction rate securities to be $8.3 million at December 31, 2009.
     In making the determination that the decline in fair value of the auction rate securities was temporary, the Company considered various factors, including, but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near term prospects of the issuers; and the intent not to sell these securities and assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis. The estimated fair value of the auction rate securities could change significantly based on future financial market conditions. The Company continues to monitor the securities and the financial markets and if there is continued deterioration, the fair value of these securities could decline further resulting in an other-than-temporary impairment charge.
     At December 31, 2009, the Company’s investments in asset backed debt securities consist of medium term floating rate notes (“MTN”) of Aleutian Investments, LLC (“Aleutian”) and Meridian Funding Company, LLC (“Meridian”), which are qualified special purpose entities (“QSPE’s”) of Ambac Financial Group, Inc. (“Ambac”) and MBIA, Inc. (“MBIA”), respectively. Ambac and MBIA are guarantors of financial obligations and are referred to as monoline financial guarantee insurance companies. The QSPE’s, which purchase pools of assets or securities and fund the purchase through the issuance of MTN’s, have been established to provide a vehicle to access the capital markets for asset backed debt securities and corporate borrowers. The MTN’s include sinking fund redemption features which match-fund the terms of redemptions to the maturity dates of the underlying pools of assets or securities in order to mitigate potential liquidity risk to the QSPE’s. At December 31, 2009, $7.4 million of the Company’s initial $9.9 million investment in MTN’s had been redeemed through scheduled and unscheduled sinking fund redemptions at par value.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The liquidity and fair value of these securities has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of monoline financial guarantee insurance companies, including Ambac and MBIA. At December 31, 2009, Ambac had ratings of Caa2 and CC by Moody’s and S&P, respectively, and MBIA had ratings of Ba3 and BB+ by Moody’s and S&P, respectively. Because the MTN’s are not actively trading in the credit markets and fair value cannot be derived from quoted prices, the Company used a discounted cash flow model to determine the estimated fair value of the securities at December 31, 2009. The Company’s valuation analyses consider, among other items, assumptions that market participants would use in their estimates of fair value such as the collateral underlying the security, the creditworthiness of the issuer and the associated guarantees by Ambac and MBIA, the timing of expected future cash flows, including whether the callability features of these investments may be exercised by the issuer. These securities were also compared, where possible, to securities with observable market data with similar characteristics to the securities held by the Company. The Company believes there are several significant assumptions that are utilized in its valuation analyses, the most critical of which is the discount rate, which includes a provision for default and liquidity risk. The Company estimated the fair value of the asset backed securities to be $2.4 million at December 31, 2009.
     The Company may not be able to liquidate its investment in these securities before the scheduled redemptions or until trading in the securities resumes in the credit markets, which may not occur. At December 31, 2009, the Company determined that the securities had been temporarily impaired due to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; the financial condition and near term prospects of the issuers; current redemptions made by the issuers; and the intent not to sell these securities and assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
     The Company’s strategic investments include common stock in publicly-traded companies with which it has or did have a collaborative agreement. For the nine months ended December 31, 2009 and 2008, the Company recognized $0.1 million and $1.2 million, respectively, in charges for other-than-temporary losses on its strategic investments due to declines in their fair value.
5. FAIR VALUE MEASUREMENTS
     The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31,
(In thousands)	2009	Level 1	Level 2	Level 3
Cash equivalents	$91	$91	$—	$—
U.S. government and agency debt securities	188,188	188,188	—	—
International government agency debt securities	29,640	29,640	—	—
Corporate debt securities	48,354	—	46,656	1,698
Other debt securities	10,666	—	—	10,666
Strategic equity investments	842	842	—	—

Total	$277,781	$218,761	$46,656	$12,364

	March 31,
(In thousands)	2009	Level 1	Level 2	Level 3
Cash equivalents	$822	$822	$—	$—
U.S. government and agency debt securities	238,265	238,265	—	—
Corporate debt securities	59,730	—	—	59,730
Other debt securities	14,147	—	—	14,147
Strategic equity investments	791	791	—	—

Total	$313,755	$239,878	$—	$73,877

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table is a rollforward of the fair value of the Company’s investments whose fair value is determined using Level 3 inputs:

Fair
(In thousands)	Value
Balance, March 31, 2009	$73,877
Total unrealized gains included in comprehensive loss	4,496
Sales and redemptions, at par value	(21,049)
Transfers out of Level 3	(44,960)

Balance, December 31, 2009	$12,364

     The fair values of the Company’s investments in certain of its corporate debt securities and other debt securities, including auction rate securities and asset backed debt securities, are determined using certain inputs that are unobservable and considered significant to the overall fair value measurement. During the nine months ended December 31, 2009, certain of the corporate debt securities and asset backed debt securities held by the Company had minimal or no trades and the security auctions for the Company’s auction rate securities had failed. The Company is unable to derive a fair value for these investments using quoted market prices and used discounted cash flow models as described in Note 4, Investments.
     During the three months ended September 30, 2009, trading resumed for certain of the Company’s investments in corporate debt securities and these corporate debt securities, with a fair value of $33.9 million, were transferred from a Level 3 classification to a Level 2 classification. During the three months ended December 31, 2009, the Company transferred an additional $11.0 million of corporate debt securities to a Level 2 classification as trading resumed for these securities. At December 31, 2009, the Company derived a fair value for its Level 2 investments using market observable inputs.
     The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature. The Company’s non-recourse 7% Notes had a carrying value of $57.3 million and $75.9 million and a fair value of $55.0 million and $74.7 million at December 31, 2009 and March 31, 2009, respectively. The estimated fair value of the non-recourse 7% Notes was based on a discounted cash flow model.
6. INVENTORY
     Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consists of the following:

	December 31,	March 31,
(In thousands)	2009	2009
Raw materials	$5,169	$5,916
Work in process	6,251	5,397
Finished goods (1)	8,381	7,015
Consigned-out inventory (2)	248	1,969

Inventory	$20,049	$20,297

(1)	At December 31, 2009 and March 31, 2009, the Company had $1.6 million and none, respectively, of finished goods inventory located at its third-party warehouse and shipping service provider.

(2)	At December 31, 2009, consigned-out inventory relates to inventory in the distribution channel for which the Company has not recognized revenue. At March 31, 2009, consigned-out inventory consisted of $1.8 million of consigned-out inventory and $0.2 million of inventory in the distribution channel for which the Company had not recognized revenue.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following:

	December 31,	March 31,
(In thousands)	2009	2009
Land	$301	$301
Building and improvements	36,548	36,325
Furniture, fixture and equipment	61,635	67,165
Leasehold improvements	33,980	33,996
Construction in progress	50,677	41,908

Subtotal	183,141	179,695
Less: accumulated depreciation	(86,809)	(73,234)

Total property, plant and equipment, net	$96,332	$106,461

     As a result of the Company’s relocation of its corporate headquarters from Cambridge, Massachusetts to Waltham, Massachusetts in January 2010, the Company recorded a charge of $14.8 million to depreciation during the nine months ended December 31, 2009. The depreciation charge relates to the acceleration of depreciation on laboratory related leasehold improvements located at the Company’s Cambridge facility, which no longer has any benefit or future use to the Company, and the write-down of laboratory equipment that is no longer in use and will be disposed of.
8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

	December 31,	March 31,
(In thousands)	2009	2009
Accounts payable	$6,140	$8,046
Accrued compensation	11,482	13,817
Accrued interest	1,011	1,549
Amounts due to Cephalon	—	1,169
Accrued other	10,927	11,902

Total accounts payable and accrued expenses	$29,560	$36,483

9. SHARE-BASED COMPENSATION
     Share-based compensation expense consists of the following:

	Three Months Ended		Nine Months Ended
	December 31		December 31
(In thousands)	2009	2008	2009	2008
Cost of goods manufactured and sold	$434	$291	$1,263	$1,148
Research and development	759	527	2,485	3,397
Selling, general and administrative (1)	2,179	2,463	7,063	7,045

Total share-based compensation expense	$3,372	$3,281	$10,811	$11,590

(1)	In September 2009, in connection with the resignation of its former President and Chief Executive Officer, the Company entered into a separation agreement that provided for, among other things: the acceleration of vesting of certain stock options and restricted stock awards that were scheduled to vest through June 30, 2010; and the period in which vested stock options are exercisable was extended until the earlier of June 30, 2011 or the stated expiration date of the stock options. As a result of these stock option and award modifications, the Company recorded an expense of $0.9 million during the three months ended September 30, 2009.
     At December 31, 2009 and March 31, 2009, $0.5 million and $0.4 million, respectively, of share-based compensation expense was capitalized and recorded as Inventory in the condensed consolidated balance sheets.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. COLLABORATIONS
     In December 2009, the Company entered into a collaboration and license agreement with Acceleron Pharma, Inc. (“Acceleron”). In exchange for a nonrefundable upfront payment of $2.0 million, an equity investment in Acceleron of $8.0 million and certain potential milestone payments and royalties, the Company has obtained an exclusive license to Acceleron’s proprietary long-acting Fc fusion technology platform, called the MedifusionTM technology, which is designed to extend the circulating half-life of proteins and peptides. The first drug candidate being developed with this technology is a long-acting form of a TNF receptor-Fc fusion protein for the treatment of rheumatoid arthritis and related autoimmune diseases. The Company and Acceleron have agreed to collaborate on the development of product candidates from the Medifusion technology. Pursuant to the terms of the agreement, Acceleron will develop up to two selected drug compounds using the Medifusion technology through preclinical studies, at which point the Company will assume responsibility for all clinical development and commercialization of these two compounds and any other compounds the Company elects to develop resulting from the platform. Acceleron will retain all rights to the technology for products derived from the TGF-beta superfamily.
     The Company’s $8.0 million investment in Acceleron consists of shares of Series D-1 convertible, redeemable preferred stock, which represents a 3% ownership position in Acceleron. The Company’s Chief Executive Officer has been one of nine members of Acceleron’s board of directors. The Company is accounting for its investment in Acceleron under the cost method as Acceleron is a privately-held company over which the Company does not exercise significant influence. Accordingly, the Company does not record any share of Acceleron’s net income or losses, but would record dividends, if received. The carrying value of the investment is $8.0 million at December 31, 2009 and is recorded within “other assets” in the accompanying condensed consolidated balance sheet. The Company will monitor this investment to evaluate whether any decline in its value has occurred that would be other than temporary, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies, and general market conditions.
     In addition to the upfront payment and equity investment, the Company will reimburse Acceleron for any time, at an agreed-upon full-time equivalent (“FTE”) rate, and materials Acceleron incurs during development. The Company is obligated to make developmental and sales milestone payments in the aggregate of up to $110.0 million per product in the event that certain development and sales goals are achieved. The Company is also obligated to make tiered royalty payments in the mid-single digits on annual net sales in the event any products developed under the agreement are commercialized.
     During the three months ended December 31, 2009, the Company incurred expenses of $0.1 million in connection with its arrangement with Acceleron, which is recorded within research and development expense in the accompanying condensed consolidated statement of operations. Additionally, the $2.0 million upfront payment was charged to research and development expense as technological feasibility of the acquired technology has not been established.
11. RESTRUCTURING
     In connection with the 2008 restructuring program in which the Company and Eli Lilly and Company announced the decision to discontinue the AIR® Insulin development program (the “2008 Restructuring”), the Company recorded charges of $6.9 million during the year ended March 31, 2008. Activity related to the 2008 Restructuring in the nine months ended December 31, 2009 was as follows:

(In thousands)	Balance
Accrued restructuring, March 31, 2009	$4,193
Payments for facility closure costs	(611)
Other adjustments	158

Accrued Restructuring, December 31, 2009	$3,740

     At December 31, 2009 and March 31, 2009, the restructuring liability related to the 2008 Restructuring consists of $0.6 million classified as current, and $3.1 million and $3.5 million classified as long-term, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2009, the Company has paid in cash, written off, recovered and made restructuring charge adjustments totaling approximately $0.2 million in facility closure costs, $2.9 million in employee separation costs and $0.1 million in other contract termination costs in connection with the 2008 Restructuring. The $3.7 million remaining in the restructuring accrual at December 31, 2009 is expected to be paid out through fiscal year 2016 and relates primarily to future lease costs associated with an exited facility.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. INCOME TAXES
     The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. At December 31, 2009, the Company determined that it is more likely than not that the deferred tax assets may not be realized and a full valuation allowance continues to be recorded.
     The Company had an income tax provision of less than $0.1 million and an income tax benefit of $0.1 million during the three and nine months ended December 31, 2009, respectively. This income tax provision and benefit for the three and nine months ended December 31, 2009, respectively, primarily represents the amount the Company estimates it will benefit from the Housing and Economic Recovery Act of 2008. This legislation allows for certain taxpayers to forego bonus depreciation in lieu of a refundable cash credit based on certain qualified asset purchases. The income tax benefit of $0.3 million and provision of $0.6 million for the three and nine months ended December 31, 2008, respectively, is related to the U.S. alternative minimum tax (“AMT”). The utilization of tax loss carryforwards is limited in the calculation of AMT and, as a result, a federal tax benefit and charge were recorded in the three and nine months ended December 31, 2008, respectively. The AMT liability is available as a credit against future tax obligations upon the full utilization or expiration of the Company’s net operating loss carryforward and research and development credits.
13. COMMITMENTS AND CONTINGENCIES
     From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.
     In April 2009, the Company entered into a lease agreement in connection with the relocation of its corporate headquarters from Cambridge, Massachusetts to Waltham, Massachusetts, which began in January 2010. The initial lease term, which began in December 2009, is for 10 years with provisions for the Company to extend the lease term up to an additional 10 years. In June 2009, the Company executed an amendment to the lease agreement which increased the square footage leased by the Company by approximately 15%. The total rent expense related to the new headquarters is approximately $3.1 million annually during the initial lease term.
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
14. SUBSEQUENT EVENTS
     The Company has evaluated events occurring subsequent to December 31, 2009 through February 4, 2010, which is the date the Company’s financial statements were issued. The Company does not have any recognized or nonrecognized subsequent events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we”, “our” or the “Company”) is a fully integrated biotechnology company committed to developing innovative medicines to improve patients’ lives. We developed, manufacture and commercialize VIVITROL® for alcohol dependence and manufacture RISPERDAL® CONSTA® for schizophrenia and bipolar disorder. Our robust pipeline includes extended-release injectable, pulmonary and oral products for the treatment of prevalent, chronic diseases, such as central nervous system disorders, addiction and diabetes. We have research facilities in Massachusetts and a commercial manufacturing facility in Ohio. In January 2010, we relocated our corporate headquarters from Cambridge, Massachusetts, to Waltham, Massachusetts.
Forward-Looking Statements
     Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “designed,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions. These forward looking statements may include, but are not limited to, statements concerning: the achievement of certain business and operating goals and future operating results and profitability; manufacturing revenues; product sales and royalty revenues; spending relating to research and development, manufacturing, and selling and marketing activities; financial goals and projections of capital expenditures; recognition of revenues; future financings; continued growth of RISPERDAL CONSTA sales; the commercialization of VIVITROL in the United States (“U.S.”) by us and in Russia and the Commonwealth of Independent States (“CIS”) by Cilag GmbH International (“Cilag”), a subsidiary of Johnson & Johnson; recognition of milestone payments from Cilag related to the future sales of VIVITROL in Russia and the CIS; the successful continuation of development activities for our programs, including exenatide once weekly, VIVITROL for opioid dependence (including our plans to file a supplemental NDA (“sNDA”) for VIVITROL for the treatment of opioid dependence), ALKS 29, ALKS 33, ALKS 36 and ALKS 37, ALKS 6931, ALKS 9070; the expectation and timeline for regulatory approval of the New Drug Application (“NDA”) submission for exenatide once weekly; the patentability of our new chemistry-based LinkeRxTM technology platform; and the successful manufacture of our products and product candidates, including RISPERDAL CONSTA, VIVITROL and polymer for exenatide once weekly, by us at a commercial scale, and the successful manufacture of exenatide once weekly by Amylin Pharmaceuticals, Inc. (“Amylin”).
     Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements are set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2009 and subsequent Quarterly Reports on Form 10-Q, and include, among others: (i) manufacturing and royalty revenues from RISPERDAL CONSTA may not continue to grow, particularly because we rely on our partner, Janssen Pharmaceutica, Inc., a division of Ortho-McNeil-Janssen Pharmaceuticals, Inc., and Janssen Pharmaceutica International, a division of Cilag International (together “Janssen”), to forecast and market this product and because our partner markets and sells INVEGA® SUSTENNA™, a competing product; (ii) we may be unable to manufacture RISPERDAL CONSTA, VIVITROL and polymer for exenatide once weekly, in sufficient quantities and with sufficient yields to meet our or our partners’ requirements or to add additional production capacity for RISPERDAL CONSTA and VIVITROL, or unexpected events could interrupt manufacturing operations at our RISPERDAL CONSTA and VIVITROL manufacturing facility, which is the sole source of supply for these products; (iii) we may be unable to develop the commercial capabilities, and/or infrastructure, necessary to successfully commercialize VIVITROL; (iv) Cilag may be unable to receive approval for VIVITROL for the treatment of opioid dependence in Russia and for the treatment of alcohol and opioid dependence in the CIS; (v) Cilag may be unable to successfully commercialize VIVITROL in Russia and the CIS; (vi) third party payors may not cover or reimburse us for purchases of our products; (vii) if approved, Eli Lilly and Company (“Lilly”) and Amylin may be unable to successfully commercialize exenatide once weekly; (viii) we may be unable to scale-up and manufacture our product candidates commercially or economically; (ix) we may not be able to source raw materials for our production processes from third parties; (x) Amylin may not be able to successfully operate the manufacturing facility for exenatide once weekly and the U.S. Food and Drug Administration (“FDA”) may not find the product produced in the Amylin facility comparable to the product used in the pivotal clinical study which was manufactured in our facility; (xi) our product candidates, if approved for marketing, may not be launched successfully in one or all indications for which marketing is approved and, if launched, may not produce significant revenues; (xii) we rely on our partners to determine the regulatory and marketing strategies for RISPERDAL CONSTA and our other partnered, non-proprietary programs; (xiii) RISPERDAL CONSTA, VIVITROL and, if approved, exenatide once weekly, may have unintended side effects, adverse reactions or incidents of misuse and the FDA or other health authorities could require post approval studies or the removal of our products from the market; (xiv) our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable new collaborative arrangements for our technologies could occur; (xv) clinical trials may take more time or consume more resources than initially envisioned; (xvi) results of earlier clinical trials may not necessarily be predictive of the safety and efficacy results in larger clinical trials, and the results of clinical trials may not be predictive of the safety or efficacy results of the product in commercial use; (xvii) our product candidates could be ineffective or unsafe during preclinical studies and clinical trials, and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed or terminated; (xviii) after the completion of clinical trials for our product candidates, including exenatide once weekly, or after the submission for marketing approval of such product candidates, the FDA or other health authorities could refuse to accept such filings, could request additional preclinical or clinical studies be conducted or request a safety monitoring program, any of which could result in significant delays or the failure of such products to receive marketing approval; (xix) even if our product candidates appear promising at an early stage of development, product candidates could fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance, be precluded from commercialization by proprietary rights of third parties or experience substantial competition in the marketplace; (xx) technological change in the biotechnology or pharmaceutical industries could render our products and/or product candidates obsolete or non-competitive; (xxi) difficulties or set-backs in obtaining and enforcing our patents, including but not limited to those related to our LinkeRx technology platform, and difficulties with the patent rights of others could occur; (xxii) we may incur losses in the future; (xxiii) we may need to raise substantial additional funding to continue research and development programs and clinical trials and other operations and could incur difficulties or setbacks in raising such funds, which may be further impacted by current economic conditions and the lack of available credit sources; (xxiv) our methodology for determining the fair value of our investments may change; and (xxv) we may not be able to liquidate or otherwise recoup our investments in corporate debt securities, asset backed debt securities and auction rate securities.
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
     Schizophrenia is a brain disorder characterized by disorganized thinking, delusions and hallucinations. Studies have demonstrated that as many as 75 percent of patients with schizophrenia have difficulty taking their oral medication on a regular basis, which can lead to worsening of symptoms. Clinical data have shown that treatment with RISPERDAL CONSTA may lead to improvements in symptoms, sustained remission and decreases in hospitalization in patients with schizophrenia. Bipolar disorder is a brain disorder that causes unusual shifts in a person’s mood, energy and ability to function. It is often characterized by debilitating mood swings, from extreme highs (mania) to extreme lows (depression). Bipolar I disorder is characterized based on the occurrence of at least one manic episode, with or without the occurrence of a major depressive episode. Clinical data have shown that RISPERDAL CONSTA significantly delayed the time to relapse compared to placebo treatment in patients with bipolar disorder.
     In August 2009, we received notification from Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica International, a division of Cilag International AG, that based on a portfolio review, it has decided not to pursue further development of the four-week long-acting injectable formulation of risperidone.
VIVITROL
     We developed VIVITROL, an extended-release Medisorb formulation of naltrexone, which is the first and only once-monthly injectable medication for the treatment of alcohol dependence. Alcohol dependence is a serious and chronic brain disease characterized by cravings for alcohol, loss of control over drinking, withdrawal symptoms and an increased tolerance for alcohol. Adherence to medication is particularly challenging with this patient population. In clinical trials, when used in combination with psychosocial support, VIVITROL was shown to reduce the number of drinking days and heavy drinking days and to prolong abstinence in patients who abstained from alcohol the week prior to starting treatment. VIVITROL was approved by the FDA in April 2006 and was launched in June 2006. In December, 2008, we assumed sole responsibility for the commercialization of VIVITROL in the U.S.. In December 2007, we exclusively licensed the right to commercialize VIVITROL for the treatment of alcohol and opioid dependence in Russia and other countries in the CIS to Cilag. In August 2008, the Russian regulatory authorities approved VIVITROL for the treatment of alcohol dependence. Cilag launched VIVITROL in Russia in March 2009.
     We are also developing VIVITROL for the treatment of opioid dependence, a serious and chronic brain disease characterized by compulsive, prolonged-self administration of opioid substances that are not used for a medical purpose. In November 2009, we announced positive preliminary results from a phase 3 clinical trial of VIVITROL for the treatment of opioid dependence. The six-month phase 3 study met its primary efficacy endpoint, and all secondary endpoints, and data showed that patients treated once-monthly with VIVITROL demonstrated statistically significant higher rates of clean (opioid-free) urine screens, compared to patients treated with placebo. Based on the positive results of this phase 3 study, we plan to file a supplemental New Drug Application (sNDA) with the FDA in the first half of calendar year 2010.
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
     In May 2009, Amylin submitted a NDA to the FDA for the treatment of type 2 diabetes. The FDA accepted the submission in July 2009.
     In July 2009, Amylin, Lilly and we announced positive results from the DURATION-3 study designed to compare exenatide once weekly to LANTUS® (insulin glargine) in 467 patients with type 2 diabetes taking stable doses of metformin alone or in combination with a sulfonylurea. Patients randomized to exenatide once weekly experienced a statistically superior reduction in A1C, a measure of average blood sugar over three months, of 1.5 percentage points from baseline, compared to a reduction of 1.3 percentage points for LANTUS after completing 26 weeks of treatment. At the end of the study, patients treated with exenatide once weekly achieved a mean A1C of 6.8 percent compared with a mean A1C of 7.0 percent in those treated with LANTUS. Treatment with exenatide once weekly also produced a statistically significant difference in weight, with a mean weight loss of 5.8 pounds at 26 weeks, compared with a mean weight gain of 3.1 pounds for LANTUS, a difference of 8.9 pounds between the treatments. In addition, patients treated with exenatide once weekly reported significantly fewer episodes of confirmed hypoglycemia than those patients treated with LANTUS.
     In October 2009, the FDA approved BYETTA as a stand-alone medication (monotherapy) along with diet and exercise to improve glycemic control in adults with type 2 diabetes.
     In December 2009, Amylin, Lilly and we announced positive results from the DURATION-5 study designed to compare exenatide once weekly to BYETTA in patients with type 2 diabetes who were not achieving adequate glucose control using background therapies that included diet and exercise, metformin, sulfonylurea, thiazolidinediones or a combination of the agents. Patients randomized to exenatide once weekly experienced a statistically superior reduction in A1C, a measure of average blood sugar over three months, of 1.6 percentage points from baseline, compared to a reduction of 0.9 percentage points for BYETTA after completing 24 weeks of treatment. At the end of the study, patients treated with exenatide once weekly achieved a mean A1C of 7.1 percent compared with a mean A1C of 7.7 percent in those treated with BYETTA. Both treatment groups achieved statistically significant weight loss by the end of the study, with an average loss of 5.1 pounds for patients taking exenatide once weekly and 3.0 pounds for patients taking BYETTA. Additional studies designed to demonstrate the superiority of exenatide once weekly compared to commonly prescribed diabetes medications are ongoing.
ALKS 37
     We are developing ALKS 37, an oral, peripherally-restricted opioid antagonist for the treatment of opioid-induced constipation. Research indicates that a high percentage of patients receiving opioids are likely to experience side effects affecting gastrointestinal motility. There are currently no available oral treatments for this condition, which has severe quality of life implications. In October 2009, we initiated a phase 1 study of ALKS 37 in approximately 40 healthy volunteers. The randomized, double-blind, placebo-controlled study will assess the safety, tolerability, pharmacokinetic and pharmacologic effects of a single oral administration of five doses of ALKS 37. We expect to report topline results from the study in the first half of calendar 2010. ALKS 37 is a component of ALKS 36.
ALKS 36
     ALKS 36, a co-formulation of an opioid analgesic and an oral, peripherally-restricted opioid antagonist, is being developed for the treatment of pain without the side effects of constipation. Research indicates that a high percentage of patients receiving opioids are likely to experience side effects affecting gastrointestinal motility. A pain medication that does not inhibit gastrointestinal motility, such as ALKS 36, could provide an advantage over current therapies.
ALKS 33
     ALKS 33 is an oral opioid modulator for the potential treatment of addiction and other central nervous system disorders. In October 2009, we announced positive topline data from two clinical trials of ALKS 33. Data from the studies, ALK33-003 and ALK33-004, showed that ALKS 33 was generally well tolerated and successfully blocked the effects of an opioid with a duration of action that supports once daily dosing. ALK33-003 was a phase 1 randomized, double-blind, placebo-controlled, multi-dose study designed to assess the steady-state pharmacokinetics, safety and tolerability of ALKS 33 in 30 healthy subjects. ALK33-004 was a phase 1, randomized, single-blind, placebo-controlled, single-dose study designed to test the ability of ALKS 33 to block the subjective and objective effects of a potent opioid agonist, remifentanil (a commercially available analgesic) in 24 healthy, non-dependent, opioid-experienced subjects. In November 2009, we announced the initiation of a phase 2 clinical study to assess the safety and efficacy of multiple doses of ALKS 33 in patients with alcohol dependence and to further define the clinical profile of ALKS 33.
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
ALKS 6931
     ALKS 6931 is a long-acting form of a TNF receptor-FC fusion protein for the treatment of rheumatoid arthritis and related autoimmune diseases. ALKS 6931 is our first candidate being developed using the MedifusionTM technology licensed from Acceleron Pharmaceuticals, Inc. (“Acceleron”). ALKS 6931 is structurally similar to etanercept, commercially available under the name ENBREL®.
ALKS 9070
     ALKS 9070 is a once-monthly, injectable, sustained-release version of aripiprazole for the treatment of schizophrenia. ALKS 9070 is our first candidate to leverage our proprietary LinkeRxTM technology platform. Aripiprazole is commercially available under the name ABILIFY® for the treatment of a number of CNS disorders. Based on encouraging preclinical results, ALKS 9070 is expected to enter the clinic in the second half of calendar 2010.
Executive Summary
     Net loss for the three months ended December 31, 2009 was $6.8 million, or $0.07 per common share — basic and diluted, as compared to net income of $112.7 million, or $1.18 per common share — basic and diluted, for the three months ended December 31, 2008. Net loss for the nine months ended December 31, 2009 was $25.7 million or $0.27 per common share— basic and diluted, as compared to net income of $144.1 million, or $1.51 per common share — basic and $1.49 per common share — diluted, for the nine months ended December 31, 2008. Net loss for the three and nine months ended December 31, 2009 includes $3.6 million and $15.9 million, respectively, in charges associated with the relocation of our corporate headquarters from Cambridge, Massachusetts to Waltham, Massachusetts.
Results of Operations
Manufacturing Revenues

	Three Months Ended		Change	Nine Months Ended		Change
	December 31		Favorable/	December 31		Favorable/
(In millions)	2009	2008	(Unfavorable)	2009	2008	(Unfavorable)
Manufacturing revenues:
RISPERDAL CONSTA	$27.2	$21.3	$5.9	$87.0	$88.0	$(1.0)
Polymer	1.5	—	1.5	2.9	—	2.9
VIVITROL	—	(0.8)	0.8	0.4	4.2	(3.8)

Manufacturing revenues	$28.7	$20.5	$8.2	$90.3	$92.2	$(1.9)

     The increase in RISPERDAL CONSTA manufacturing revenues for the three months ended December 31, 2009,

as compared to the three months ended December 31, 2008, was primarily due to an 8% increase in the number of units shipped to Janssen and an increase in the net unit sales price. The decrease in RISPERDAL CONSTA manufacturing revenues for the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, was primarily due to a decrease in the net unit sales price, partially offset by an increase in the number of units shipped to Janssen of less than 1%. The increase in the net unit sales price in the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was primarily due to a weaker U.S. dollar in relation to the foreign currencies in which the product was sold. The decrease in the net unit sales price in the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, was primarily due to a stronger U.S. dollar in relation to the foreign currencies in which the product was sold. See Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for information on foreign currency exchange rate risk related to RISPERDAL CONSTA revenues.
     Under our manufacturing and supply agreement with Janssen, we earn manufacturing revenues when product is shipped to Janssen, based on a percentage of Janssen’s estimated unit net sales price. Revenues include a quarterly adjustment from Janssen’s estimated unit net sales price to Janssen’s actual unit net sales price for product shipped. In the three and nine months ended December 31, 2009 and 2008, our RISPERDAL CONSTA manufacturing revenues were based on an average of 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA. We anticipate that we will earn manufacturing revenues at 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA for product shipped in the fiscal year ending March 31, 2010 and beyond.
     Polymer manufacturing revenues for the three and nine months ended December 31, 2009 consist of polymer sales to Amylin for use in the formulation of exenatide once weekly. We record manufacturing revenues under our arrangement with Amylin for polymer sales at an agreed upon price when product is shipped to them. During the three and nine months ended December 31, 2008, we did not make any shipments of polymer to Amylin.
     We record VIVITROL manufacturing revenues under our arrangement with Cilag at an agreed upon price when product is shipped to them. We made no shipments during the three months ended December 31, 2009 or 2008. VIVITROL manufacturing revenues for the nine months ended December 31, 2009 consisted entirely of product shipments to Cilag for resale in Russia. During the nine months ended December 31, 2008, we had $0.4 million of billings to Cilag for shipments of VIVITROL to support the commercialization of VIVITROL in Russia.
     Effective December 1, 2008 (the “Termination Date”), we ended our collaboration with Cephalon and assumed full responsibility for the marketing and sale of VIVITROL in the U.S., and assumed title to certain VIVITROL inventory which we had previously sold to Cephalon prior to the termination. In the three months ended December 31, 2008, we reduced VIVITROL manufacturing revenues by $0.8 million to reverse the previous sale of this inventory to Cephalon. VIVITROL manufacturing revenues for the nine months ended December 31, 2008 consisted of $2.8 million of billings to Cephalon for failed product batches, $0.7 million of net shipments of VIVITROL to Cephalon and $0.3 million related to manufacturing profit on VIVITROL, which equaled a 10% markup on VIVITROL cost of goods manufactured, all of which occurred prior to the termination of the VIVITROL collaboration.
Royalty Revenues

	Three Months Ended		Change	Nine Months Ended		Change
	December 31		Favorable/	December 31		Favorable/
(In millions)	2009	2008	(Unfavorable)	2009	2008	(Unfavorable)
Royalty revenues	$10.0	$8.0	$2.0	$27.5	$25.0	$2.5

     Substantially all of our royalty revenues for the three and nine months ended December 31, 2009 and 2008 were related to sales of RISPERDAL CONSTA. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of RISPERDAL CONSTA in the period that the product is sold by Janssen. RISPERDAL CONSTA royalty revenues for the three and nine months ended December 31, 2009 were based on RISPERDAL CONSTA sales of $398.7 million and $1,099.1 million, respectively. Royalty revenues for the three and nine months ended December 31, 2008 were based on RISPERDAL CONSTA sales of $318.8 million and $999.5 million, respectively. During the three and nine months ended December 31, 2009, 67% and 64% of RISPERDAL CONSTA sales occurred in foreign countries, respectively, as compared to 63% and 64% during the three and nine months ended December 31, 2008, respectively.

Product Sales, net
     Upon termination of the VIVITROL collaboration with Cephalon, we assumed the risks and responsibilities for the marketing and sale of VIVITROL in the U.S., effective on the Termination Date. The following table presents the adjustments deducted from VIVITROL product sales, gross to arrive at VIVITROL product sales, net during the three and nine months ended December 31, 2009:

	Three Months Ended		Nine Months Ended
	December 31		December 31
(In millions)	2009	% of Sales	2009	% of Sales
Product sales, gross	$7.2	100.0%	$17.7	100.0%
Adjustments to product sales, gross:
Chargebacks	(0.4)	(5.6)%	(0.7)	(4.0)%
Wholesaler fees	(0.3)	(4.2)%	(0.7)	(4.0)%
Medicaid rebates	(0.3)	(4.2)%	(0.6)	(3.4)%
Product returns (1)	(0.4)	(5.6)%	(0.5)	(2.8)%
Other	(0.3)	(4.2)%	(0.9)	(5.1)%

Total adjustments	(1.7)	(23.8)%	(3.4)	(19.3)%

Product sales, net	$5.5	76.2%	$14.3	80.7%

(1)	Following the introduction of a return policy for VIVITROL, our estimate for product returns reflects the deferral of the recognition of revenue on shipments of VIVITROL to our customers until the product has left the distribution channel as we do not yet have the history to reasonably estimate returns related to these shipments. We estimate the product shipments out of the distribution channel through data provided by external sources, including information on inventory levels provided by our customers as well as prescription information.
     We began selling VIVITROL in the U.S. on December 1, 2008 and had gross sales during the month of December of $1.6 million, but no net sales primarily due to the deferral of $1.4 million of revenue as none of the product sold was estimated to have left the distribution channel. Net sales of VIVITROL by Cephalon during the three and nine months ended December 31, 2008 were $2.8 million and $11.0 million, respectively.
Research and Development Revenue Under Collaborative Arrangements

	Three Months Ended		Change	Nine Months Ended		Change
	December 31		Favorable/	December 31		Favorable/
(In millions)	2009	2008	(Unfavorable)	2009	2008	(Unfavorable)
Research and development programs:
Four-week RISPERDAL CONSTA	$—	$1.6	$(1.6)	$2.0	$3.5	$(1.5)
Exenatide once weekly	—	1.5	(1.5)	0.4	9.3	(8.9)
AIR Insulin	—	0.1	(0.1)	—	26.8	(26.8)
Other	0.1	0.5	(0.4)	0.3	0.8	(0.5)

Research and development revenue under collaborative arrangements	$0.1	$3.7	$(3.6)	$2.7	$40.4	$(37.7)

     In August 2009, we announced that Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica International, a division of Cilag International AG, decided not to pursue further development of the four-week formulation of RISPERDAL CONSTA for the treatment of schizophrenia. Accordingly, we do not expect to recognize revenue from this development program in the future. The NDA for exenatide once weekly was filed with the FDA in May 2009 and, as a result, revenues under the program decreased in the three and nine months ended December 31, 2009, as compared to the three and nine months ended December 31, 2008. The decrease in revenue from the AIR Insulin program in the three and nine months ended December 31, 2009, as compared to the three and nine months ended December 31, 2008, was due to the termination of the AIR Insulin development program in March 2008.

Net Collaborative Profit

	Three Months Ended		Change	Nine Months Ended		Change
	December 31		Favorable/	December 31		Favorable/
(In millions)	2009	2008	(Unfavorable)	2009	2008	(Unfavorable)
Net collabortive profit:
Milestone revenue — license	$—	$0.8	$(0.8)	$—	$3.5	$(3.5)
Net payments from Cephalon	—	0.7	(0.7)	—	—	—
VIVITROL losses funded by Cephalon, post termination	—	1.2	(1.2)	5.0	1.2	3.8
Recognition of deferred and unearned milestone revenue due to termination of VIVITROL collaboration	—	120.7	(120.7)	—	120.7	(120.7)

Net collaborative profit	$—	$123.4	$(123.4)	$5.0	$125.4	$(120.4)

     Net collaborative profit for the nine months ended December 31, 2009 consisted of revenue earned as a result of the $11.0 million payment we received from Cephalon to fund its share of estimated VIVITROL losses during the one-year period following the Termination Date. We recorded the $11.0 million payment as deferred revenue and recognized it as revenue through the application of a proportional performance model based on VIVITROL losses. This deferred revenue was completely recognized as of July 31, 2009, and we do not expect to recognize any further net collaborative profit. Net collaborative profit during the three and nine months ended December 31, 2008 consisted primarily of $120.7 million of unearned milestone and deferred revenue that existed at the Termination Date, which was recognized in the three months ended December 31, 2008, as we had no remaining performance obligations to Cephalon and the amounts were nonrefundable.
Cost of Goods Manufactured and Sold

	Three Months Ended		Change	Nine Months Ended		Change
	December 31		Favorable/	December 31		Favorable/
(In millions)	2009	2008	(Unfavorable)	2009	2008	(Unfavorable)
Cost of goods manufactured and sold:
RISPERDAL CONSTA	$8.4	$5.0	$(3.4)	$30.2	$24.0	$(6.2)
VIVITROL	1.1	0.5	(0.6)	5.7	7.9	2.2
Polymer	0.6	—	(0.6)	1.9	—	(1.9)

Cost of goods manufactured and sold	$10.1	$5.5	$(4.6)	$37.8	$31.9	$(5.9)

     The increase in cost of goods manufactured for RISPERDAL CONSTA in the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was due to a 8% increase in the number of units of RISPERDAL CONSTA shipped to Janssen, an increase in costs for failed batches and an increase in overhead and support costs allocated to cost of goods manufactured from research and development (“R&D”) expense as a result of increasing the focus on manufacturing activities, as compared to development activities, at our Ohio manufacturing facility. The increase in cost of goods manufactured for RISPERDAL CONSTA in the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, was primarily due to the increase in overhead and support costs allocated to cost of goods manufactured for the reason previously discussed and an increase in costs for failed product batches.
     The increase in cost of goods manufactured and sold for VIVITROL in the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was primarily due to an increase in the number of units sold during the period. During the three months ended December 31, 2008, we did not ship any VIVITROL to Cephalon or Cilag, and we purchased product back from Cephalon resulting in a reversal of prior sales in connection with the termination of the VIVITROL collaboration with Cephalon. The decrease in cost of goods manufactured and sold for VIVITROL in the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, was primarily due to a decrease in the costs related to the restart of the manufacturing line following a scheduled shutdown of the line and reduced costs for failed batches, partially offset by an increase in the number of units sold during the period.
     During the three and nine months ended December 31, 2008, we did not make any shipments of polymer to Amylin.

Research and Development Expense

	Three Months Ended		Change	Nine Months Ended		Change
	December 31		Favorable/	December 31		Favorable/
(In millions)	2009	2008	(Unfavorable)	2009	2008	(Unfavorable)
Research and development	$22.6	$22.7	$0.1	$68.8	$64.6	$(4.2)

     R&D expenses in the three months ended December 31, 2009 were comparable to the R&D expenses in the three months ended December 31, 2008. During the three months ended December 31, 2009, we recorded $3.5 million of costs related to the relocation of our corporate headquarters from Cambridge, Massachusetts, to Waltham, Massachusetts, consisting primarily of the acceleration of depreciation on laboratory related leasehold improvements located at our Cambridge facility, which no longer have any benefit or use to us once we exit the Cambridge facility, and the write-down of laboratory equipment that is no longer in use and will be disposed of. In addition, we incurred $2.1 million of R&D expense related to the collaboration and license agreement we signed with Acceleron, in December 2009. These expenses were offset by a decrease in occupancy costs due to the consolidation of space at our Cambridge, Massachusetts facility, as well as a decrease in overhead and support costs allocated to R&D at our Ohio manufacturing facility, as discussed above.
     The increase in R&D expenses in the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, was primarily due to $15.6 million of costs we incurred as a result of the relocation of our corporate headquarters, an increase in clinical and pre-clinical study expense resulting from an increase in the number of ongoing studies, and $2.1 million of expense related to the collaboration and license agreement we signed with Acceleron in December 2009. These expenses were partially offset by a decrease in overhead and support costs allocated to R&D at our Ohio manufacturing facility, a decrease in labor and benefits due to a reduction in R&D headcount and a decrease in occupancy costs due to the consolidation of space at our Cambridge, Massachusetts facility.
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
Selling, General and Administrative Expense

	Three Months Ended		Change	Nine Months Ended		Change
	December 31		Favorable/	December 31		Favorable/
(In millions)	2009	2008	(Unfavorable)	2009	2008	(Unfavorable)
Selling, general and administrative	$17.7	$14.6	$(3.1)	$57.6	$38.2	$(19.4)

     The increase in selling, general and administrative (“SG&A”) expense for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was primarily due to increased sales and marketing costs as we became responsible for the commercialization of VIVITROL in the U.S. beginning December 1, 2008. The increase in SG&A for the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, was primarily due to increased sales and marketing costs related to VIVITROL and severance costs we recorded in connection with the resignation of our former President and Chief Executive Officer in September 2009.

Other Expense, Net

	Three Months Ended		Change	Nine Months Ended		Change
	December 31		Favorable/	December 31		Favorable/
(In millions)	2009	2008	(Unfavorable)	2009	2008	(Unfavorable)
Interest income	$1.0	$2.6	$(1.6)	$3.7	$8.9	$(5.2)
Interest expense	(1.4)	(2.4)	1.0	(4.7)	(10.9)	6.2
Other expense, net	(0.2)	(0.7)	0.5	(0.3)	(1.5)	1.2

Total other expense, net	$(0.6)	$(0.5)	$(0.1)	$(1.3)	$(3.5)	$2.2

     The decrease in interest income for the three and nine months ended December 31, 2009, as compared to the three and nine months ended December 31, 2008, was due to a lower average balance of cash and investments as well as lower interest rates earned. The decrease in interest expense for the three and nine months ended December 31, 2009, as compared to the three and nine months ended December 31, 2008, was the result of our repurchase of an aggregate total of $93.0 million principal amount, or approximately 55%, of our non-recourse RISPERDAL CONSTA secured 7% Notes (the “non-recourse 7% Notes”), in five separately negotiated transactions during the year ended March 31, 2009. In addition, we began making quarterly scheduled principal payments on our non-recourse 7% Notes, beginning in April 2009, which reduced interest expense in the three and nine months ended December 31, 2009. The decrease in other expense, net, for the three and nine months ended December 31, 2009, as compared to the three and nine months ended December 31, 2008, was due to decreases in other-than-temporary impairment charges taken on our investments in the common stock of certain publicly held companies.
Provision for Income Taxes

	Three Months Ended		Change	Nine Months Ended		Change
	December 31		Favorable/	December 31		Favorable/
(In millions)	2009	2008	(Unfavorable)	2009	2008	(Unfavorable)
Provision (benefit) for income taxes	$—	$(0.3)	$(0.3)	$(0.1)	$0.6	$(0.7)

     The income tax benefit of $0.1 million for the nine months ended December 31, 2009 consists primarily of the amount we expect to benefit from the Housing and Economic Recovery Act of 2008. This legislation allows for certain taxpayers to forego bonus depreciation in lieu of a refundable cash credit based on certain qualified asset purchases. The income tax benefit of $0.3 million and the income tax provision of $0.6 million for the three and nine months ended December 31, 2008, respectively, is related to the U.S. alternative minimum tax (“AMT”). The utilization of tax loss carryforwards is limited in the calculation of AMT and, as a result, a federal tax benefit and charge was recorded in the three and nine months ended December 31, 2008, respectively. The AMT liability is available as a credit against future tax obligations upon the full utilization or expiration of our net operating loss carryforward.
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

     Our financial condition is summarized as follows:

	December 31,	March 31,
(In millions)	2009	2009
Cash and cash equivalents	$73.9	$86.9
Investments — short-term	165.0	236.8
Investments — long-term	118.6	80.8

Total cash, cash equivalents and investments	$357.5	$404.5

Working capital	$235.6	$307.1
Outstanding borrowings — current and long-term	$57.3	$75.9
Cash and Cash Equivalents
     Our cash flows for the nine months ended December 31, 2009 and 2008 were as follows:

	Nine Months Ended
	December 31
(In millions)	2009	2008
Cash and cash equivalents, beginning of period	$86.9	$101.2
Cash (used in) provided by operating activities	(12.3)	38.6
Cash provided by investing activities	19.5	0.9
Cash used in financing activities	(20.2)	(77.4)

Cash and cash equivalents, end of period	$73.9	$63.3

Operating Activities
     The primary reason for the change in cash (used in) provided by our operating activities during the nine months ended December 31, 2009, as compared to December 31, 2008, is the $40.0 million payment we received from Lilly during the nine months ended December 31, 2008 related to the termination of the AIR insulin development program and a net reduction in working capital accounts.
Investing Activities
     The increase in cash provided by our investing activities in the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, is primarily due an increase in cash from sales and maturities of investments, net of investment purchases, partially offset by an increase in fixed asset purchases made during the period in connection with the relocation of our corporate headquarters from Cambridge, Massachusetts to Waltham, Massachusetts, and the purchase of $8.0 million of preferred stock of Acceleron in connection with our collaboration and license agreement. Also, during the nine months ended December 31, 2008, we received $7.7 million from the sale of equipment, as compared to $0.3 million from the sale of equipment during the nine months ended December 31, 2009.
Financing Activities
     The decrease in cash used in financing activities during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, is primarily due to us not purchasing our non-recourse 7% Notes during the nine months ended December 31, 2009; we purchased $15.3 million less common stock for treasury; and we received $7.4 million less in cash from the exercise of employee stock options, partially offset by the $17.7 million of scheduled principal payments we made on our non-recourse 7% Notes during the nine months ended December 31, 2009.
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
     As explained in Note 4, Investments and Note 5, Fair Value Measurements, in the “Notes to Condensed Consolidated Financial Statements,” 4% of our investments, which are reported at fair value on a recurring basis, are valued using unobservable, or Level 3, inputs to determine fair value. These investments are valued using discounted cash flow models, which use several inputs to determine fair value, including estimates for interest rates, the timing of cash flows, expected holding periods and risk adjusted discount rates, which include provisions for default and liquidity risk. We validate the fair values, when possible, by comparing the fair values to other observable market data with similar characteristics to the securities held by us. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on the values of these assets, our financial position and overall liquidity.
     During the three months ended September 30, 2009, trading resumed for certain of the Company’s investments in corporate debt securities, with a fair value of $33.9 million, and those corporate debt securities were transferred from a Level 3 classification to a Level 2 classification. During the three months ended December 31, 2009, we transferred an additional $11.0 million of corporate debt securities to a Level 2 classification as trading resumed for these securities. At December 31, 2009, we derived a fair value for our Level 2 investments using market observable inputs.
Borrowings
     At December 31, 2009, our borrowings consisted of $57.7 million principal amount of our non-recourse 7% Notes, which have a carrying value of $57.3 million. Principal and interest payments on the non-recourse 7% Notes are due quarterly, and the non-recourse 7% Notes are scheduled to be paid in full on January 1, 2012.
Contractual Obligations
     In April 2009, we entered into a lease agreement in connection with the relocation of our corporate headquarters from Cambridge, Massachusetts to Waltham, Massachusetts, which began in January 2010. The initial lease term, which began in December 2009, is for 10 years with provisions for us to extend the lease term up to an additional 10 years. In June 2009, we executed an amendment to the lease agreement which increased the square footage leased by us by approximately 15%. Operating expenses and rent will commence for the additional space in September 2010 and September 2011, respectively, and the lease amendment has the same termination date as the original lease. The total rent expense related to the new headquarters is approximately $3.1 million annually during the initial lease term.
     In December 2009, we and Acceleron entered into a license agreement granting us exclusive rights to Acceleron’s proprietary long-acting Fc fusion technology platform, called the MedifusionTM technology, which is designed to extend the circulating half-life of proteins and peptides. We and Acceleron agreed to collaborate on the development of product candidates from the Medifusion technology. We paid Acceleron a nonrefundable upfront payment of $2.0 million and are obligated to reimburse Acceleron for any time, at an agreed-upon FTE rate, and materials Acceleron incurs during development. We are obligated to make developmental and sales milestone payments in the aggregate of up to $110.0 million per product in the event that certain development and sales goals are achieved. We are also obligated to make tiered royalty payments in the mid-single digits on annual net sales in the event any products developed under the agreement are commercialized.
     There are no other material changes to the contractual cash obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009.
Off-Balance Sheet Arrangements
     At December 31, 2009, we were not a party to any off-balance sheet arrangements.

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
     Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2009. In response to the instability in the global financial markets, we have regularly reviewed our marketable securities holdings and shifted our investment holdings to those deemed to have reduced risk. Apart from such adjustments to our investment portfolio, there have been no material changes in the first nine months of fiscal year 2010 to our market risks, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.
     We are exposed to foreign currency exchange risk related to manufacturing and royalty revenues we receive on RISPERDAL CONSTA as summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2009. There has been no material change in our assessment of our sensitivity to foreign currency exchange rate risk during the first nine months of fiscal year 2010.

Item 4.	Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
     We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) at December 31, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, at December 31, 2009, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Change in Internal Control over Financial Reporting
     During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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
     We did not repurchase any of our stock during the three months ended December 31, 2009. On November 21, 2007, we publicly announced that our board of directors authorized a program to repurchase up to $175.0 million of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. On June 16, 2008, we publicly announced that our board of directors authorized the expansion of this repurchase program by an additional $40.0 million, bringing the total authorization under this program to $215.0 million. The repurchase program has no set expiration date and may be suspended or discontinued at any time. At December 31, 2009, we had purchased a total of 8,866,342 shares under this program at a cost of $114.0 million.
     During the three months ended December 31, 2009 we acquired, by means of net share settlements, 16,318 shares of Alkermes common stock at an average price of $8.36 per share related to the vesting of employee stock awards to satisfy withholding tax obligations.

Item 4.	Submission of Matters to a Vote of Security Holders
     We held our annual meeting of shareholders on October 6, 2009. The following proposals were voted upon at the meeting:
1.	A proposal to elect ten members of the Board of Directors, each to serve until the next annual meeting of shareholders and until his or her successor is duly elected and qualified, was approved with the following vote:

		Authority
Nominee	Votes For	Withheld
David W. Anstice	89,865,836	743,471
Floyd E. Bloom	87,931,665	2,677,642
Robert A. Breyer	88,071,529	2,537,778
David A. Broecker	85,071,790	5,537,517
Geraldine Henwood	88,720,730	1,888,577
Paul J. Mitchell	88,705,326	1,903,981
Richard F. Pops	87,184,289	3,425,018
Alexander Rich	88,004,480	2,604,827
Mark B. Skaletsky	89,890,957	718,350
Michael A. Wall	87,712,797	2,896,510
     On September 10, 2009, subsequent to the mailing of our proxy statement but before the annual meeting of the shareholders, David A. Broecker resigned from our Board of Directors and declined to stand for reelection as previously disclosed on our Current Report on Form 8-K filed with the SEC on September 11, 2009.
2.	A proposal to ratify PricewaterhouseCoopers LLP as our independent registered public accountants for fiscal 2010 was approved with 88,785,709 votes for, 1,748,293 votes against and 75,305 abstentions.

Item 5.	Other Information
     The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the three months ended December 31, 2009, Mr. Floyd E. Bloom, a director of the Company, entered into a trading plan in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

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

Date: February 4, 2010

EXHIBIT INDEX

Exhibit
No.

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).