Form 10-Q
period 2010-06-30
ALKERMES INC
filed 2010-08-06
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 1-14131
ALKERMES, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2472830
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
852 Winter Street, Waltham, MA 02451
(781) 609-6000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑     No     ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes     ☑     No     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of ” large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐     No  ☑
The number of shares outstanding of each of the issuer’s classes of common stock was:

As of August 3,
Class	2010
Common Stock, $.01 par value	95,106,462
Non-Voting Common Stock, $.01 par value	382,632

ALKERMES, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements:
ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	March 31,
	2010	2010
	(In thousands, except share and per
	share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,994	$79,324
Investments — short-term	202,197	202,053
Receivables	24,266	25,316
Inventory	20,472	20,653
Prepaid expenses and other current assets	10,501	10,936

Total current assets	347,430	338,282

PROPERTY, PLANT AND EQUIPMENT, NET	97,896	96,905
INVESTMENTS — LONG-TERM	36,332	68,816
OTHER ASSETS	10,083	11,597

TOTAL ASSETS	$491,741	$515,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,311	$37,881
Deferred revenue — current	1,862	2,220
Non-Recourse RISPERDAL® CONSTA® Secured 7% Notes — Current	44,750	51,043

Total current liabilities	75,923	91,144

DEFERRED REVENUE — LONG-TERM	5,054	5,105
OTHER LONG-TERM LIABILITIES	7,214	6,735

Total liabilities	88,191	102,984

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Common stock, par value, $0.01 per share; 160,000,000 shares authorized; 105,146,630 and 104,815,328 shares issued; 95,104,917 and 94,870,063 shares outstanding at June 30, 2010 and March 31, 2010, respectively	1,049	1,047
Non-voting common stock, par value, $0.01 per share; 450,000 shares authorized; 382,632 shares issued and outstanding at June 30, 2010 and March 31, 2010	4	4
Treasury stock, at cost (10,041,713 and 9,945,265 shares at June 30, 2010 and March 31, 2010, respectively)	(130,778)	(129,681)
Additional paid-in capital	915,270	910,326
Accumulated other comprehensive loss	(2,898)	(3,392)
Accumulated deficit	(379,097)	(365,688)

Total shareholders’ equity	403,550	412,616

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$491,741	$515,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 30,
	2010	2009
	(In thousands, except per share
	amounts)
REVENUES:
Manufacturing revenues	$26,891	$28,804
Royalty revenues	8,917	8,701
Product sales, net	6,204	4,226
Research and development revenue under collaborative arrangements	268	1,450
Net collaborative profit	-	4,315

Total revenues	42,280	47,496

EXPENSES:
Cost of goods manufactured and sold	12,665	12,666
Research and development	22,977	25,586
Selling, general and administrative	19,726	19,268

Total expenses	55,368	57,520

OPERATING LOSS	(13,088)	(10,024)

OTHER EXPENSE, NET:
Interest income	852	1,561
Interest expense	(1,130)	(1,709)
Other expense, net	(101)	(63)

Total other expense, net	(379)	(211)

LOSS BEFORE INCOME TAXES	(13,467)	(10,235)
INCOME TAX BENEFIT	(58)	(70)

NET LOSS	$(13,409)	$(10,165)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.14)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	95,326	94,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	June 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,409)	$(10,165)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	2,105	9,948
Share-based compensation expense	4,456	3,230
Other non-cash charges	146	481
Changes in assets and liabilities:
Receivables	1,050	(3,311)
Inventory, prepaid expenses and other assets	2,051	1,167
Accounts payable and accrued expenses	(8,202)	(11,882)
Deferred revenue	(409)	(4,192)
Other long-term liabilities	4	(427)
Payment of non-recourse RISPERDAL CONSTA secured 7% notes principal attributable to original issue discount	(650)	(485)

Cash flows used in operating activities	(12,858)	(15,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,336)	(2,099)
Sales of property, plant and equipment	30	23
Purchases of investments	(102,790)	(203,655)
Sales and maturities of investments	135,917	187,712

Cash flows provided by (used in) investing activities	28,821	(18,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock for share-based compensation arrangements	474	107
Payment of non-recourse RISPERDAL CONSTA secured 7% notes principal	(5,767)	(5,932)
Purchase of common stock for treasury	-	(2,513)

Cash flows used in financing activities	(5,293)	(8,338)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,670	(41,993)
CASH AND CASH EQUIVALENTS — Beginning of period	79,324	86,893

CASH AND CASH EQUIVALENTS — End of period	$89,994	$44,900

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$898	$1,348
Cash paid for taxes	$31	$-
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$1,635	$713
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Unaudited)
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
       Alkermes, Inc. (the “Company” or “Alkermes”) is a fully integrated biotechnology company committed to developing innovative medicines to improve patients’ lives. The Company developed, manufactures and commercializes VIVITROL for alcohol dependence and manufactures RISPERDAL CONSTA for schizophrenia and bipolar I disorder. The Company’s pipeline includes extended-release injectable and oral products for the treatment of prevalent, chronic diseases, such as central nervous system (“CNS”), disorders, reward disorders, addiction, diabetes and autoimmune disorders. The Company is headquartered in Waltham, Massachusetts and has a research facility in Massachusetts and a commercial manufacturing facility in Ohio.
       The accompanying condensed consolidated financial statements of Alkermes for the three months ended June 30, 2010 and 2009 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended March 31, 2010. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”) (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to present fairly the results of operations for the reported periods.
       These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto which are contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission (“SEC”).
       The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
       Principles of Consolidation — The condensed consolidated financial statements include the accounts of Alkermes, Inc. and its wholly-owned subsidiaries: Alkermes Controlled Therapeutics, Inc.; Alkermes Europe, Ltd.; and RC Royalty Sub LLC (“Royalty Sub”). The assets of Royalty Sub are not available to satisfy obligations of Alkermes and its subsidiaries, other than the obligations of Royalty Sub, including Royalty Sub’s non-recourse RISPERDAL CONSTA secured 7% notes (the “non-recourse 7% Notes”), and the assets of Alkermes are not available to satisfy obligations of Royalty Sub. Intercompany accounts and transactions have been eliminated. On July 1, 2010, in addition to a scheduled principal payment of $6.4 million, the Company redeemed the non-recourse 7% Notes in full in exchange for $39.2 million, which was 101.75% of the outstanding principal balance in accordance with the provisions of the purchase and sales agreement.
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

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
New Accounting Pronouncements
       In September 2009, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to revenue recognition that amends the previous guidance on arrangements with multiple deliverables. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Accounting guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This guidance is effective prospectively for revenue arrangements entered into or materially modified in the Company’s fiscal year beginning April 1, 2011, and the Company is currently evaluating the potential impact of this standard on its consolidated financial statements. Early adoption is permitted; however, adoption of this guidance as of a date other than April 1, 2011 will require the Company to apply this guidance retrospectively effective as of April 1, 2010, and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption.
       In January 2010, the FASB issued accounting guidance related to fair value measurements that requires additional disclosure related to transfers in and out of Levels 1 and 2 of the fair value hierarchy. The guidance also requires additional disclosure for activity within Level 3 of the fair value hierarchy. The guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 and describe the reasons for the transfers. In addition, this guidance requires a reporting entity to present separately information about purchases, sales issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3. This accounting standard was effective for interim and annual reporting periods beginning after December 31, 2009, other than for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The Company adopted all provisions of this pronouncement, except for those related to the disclosure of disaggregated Level 3 activity, on January 1, 2010, and as this guidance only amends required disclosures in the Company’s condensed consolidated financial statements, it did not have an effect upon the Company’s financial position or results of operations. The Company does not expect the adoption of the remaining provisions of this amendment to have a significant impact on its consolidated financial statements.
       In April 2010, the FASB issued accounting guidance related to the milestone method of revenue recognition for research and development arrangements. Under this guidance, the Company may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This guidance is effective on a prospective basis for research and development milestones achieved in the Company’s fiscal year beginning April 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than April 1, 2011 will require the Company to apply this guidance retrospectively effective as of April 1, 2010, and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. The Company plans to implement this guidance prospectively and the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2.   COMPREHENSIVE LOSS
       Comprehensive loss is as follows:

	Three Months Ended
	June 30,
(In thousands)	2010	2009

Net loss	$(13,409)	$(10,165)
Unrealized gains on available-for-sale securities:
Holding gains, net of tax	494	1,988

Unrealized gains on available-for-sale securities	494	1,988

Comprehensive loss	$(12,915)	$(8,177)

3.   LOSS PER SHARE
       Basic loss per common share is calculated based upon net loss available to holders of common shares divided by the weighted average number of shares outstanding. For the three months ended June 30, 2010 and 2009, as the Company was in a net loss position, the diluted loss per share does not assume conversion or exercise of stock options and awards as they would have an anti-dilutive effect on loss per share. Therefore, the weighted average of basic and diluted voting shares of common stock outstanding for the three months ended June 30, 2010 and 2009 were 95,326,137 and 94,883,071, respectively.
       The following amounts are not included in the calculation of diluted loss per common share because their effects are anti-dilutive:

	Three Months Ended
	June 30,
(In thousands)	2010	2009

Stock options	13,768	17,444
Restricted stock units	795	254

Total	14,563	17,698

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4.   INVESTMENTS
       Investments consist of the following:

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
	Cost	Gains	One Year	One Year	Fair Value
	(In thousands)
June 30, 2010

Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$173,578	$413	$-	$-	$173,991
International government agency debt securities	18,090	172	-	-	18,262
Corporate debt securities	8,192	63	-	-	8,255
Asset backed debt securities	492	-	-	(4)	488

	200,352	648	-	(4)	200,996

Money market funds	1,201	-	-	-	1,201

Total short-term investments	201,553	648	-	(4)	202,197

Long-term investments:
Available-for-sale securities:
Corporate debt securities	26,108	-	-	(1,038)	25,070
Auction rate securities	5,000	-	-	(711)	4,289
Strategic equity investments	644	472	-	-	1,116

	31,752	472	-	(1,749)	30,475

Held-to-maturity securities:
Certificates of deposit	5,440	-	-	-	5,440
U.S. government obligations	417	-	-	-	417

	5,857	-	-	-	5,857

Total long-term investments	37,609	472	-	(1,749)	36,332

Total investments	$239,162	$1,120	$-	$(1,753)	$238,529

March 31, 2010

Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$160,876	$204	$-	$-	$161,080
International government agency debt securities	23,441	136	-	(1)	23,576
Corporate debt securities	15,225	14	-	(2)	15,237
Asset backed debt securities	983	-	-	(24)	959

	200,525	354	-	(27)	200,852

Money market funds	1,201	-	-	-	1,201

Total short-term investments	201,726	354	-	(27)	202,053

Long-term investments:
Available-for-sale securities:
Corporate debt securities	26,109	-	-	(942)	25,167
U.S. government and agency debt securities	24,727	-	(39)	-	24,688
Auction rate securities	10,000	-	-	(1,454)	8,546
International government agency debt securities	3,225	-	(2)	-	3,223
Strategic equity investments	644	691	-	-	1,335

	64,705	691	(41)	(2,396)	62,959

Held-to-maturity securities:
Certificates of deposit	5,440	-	-	-	5,440
U.S. government obligations	417	-	-	-	417

	5,857	-	-	-	5,857

Total long-term investments	70,562	691	(41)	(2,396)	68,816

Total investments	$272,288	$1,045	$(41)	$(2,423)	$270,869

       The proceeds from the sales and maturities of marketable securities, excluding strategic equity investments, which were primarily reinvested and resulted in realized gains and losses, were as follows:

	Three Months Ended
	June 30,	June 30,
(in thousands)	2010	2009

Proceeds from the sales and maturities of marketable securities	$135,917	$187,712
Realized gains	$37	$186
Realized losses	$18	$1

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
       The Company’s available-for-sale and held-to-maturity securities at June 30, 2010 have contractual maturities in the following periods:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value

Within 1 year	$69,512	$69,557	$5,857	$5,857
After 1 year through 5 years (1)	127,270	127,662	-	-
After 5 years through 10 years (1)	29,678	28,847	-	-
After 10 years	5,000	4,289	-	-

Total	$231,460	$230,355	$5,857	$5,857

(1)	Investments in available-for-sale securities within these categories, with an amortized cost of $58.9 million and an estimated fair value of $58.3 million, have issuer call dates prior to May 2011.
       At June 30, 2010, the Company believes that the unrealized losses on its available-for-sale investments are temporary. The investments with unrealized losses consist primarily of corporate debt securities and an auction rate security. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
       The Company’s strategic equity investments include common stock in public companies with which the Company has or had a collaborative arrangement with. The Company also has an $8.0 million investment in a collaborative partner, Acceleron Pharma, Inc. (“Acceleron”), which is recorded within “Other assets” in the accompanying condensed consolidated balance sheets at June 30, 2010 and March 31, 2010. The Company accounts for its investment in Acceleron under the cost method as Acceleron is a privately-held company over which the Company does not exercise significant influence. The Company will continue to monitor this investment to evaluate whether any decline in its value has occurred that would be other-than-temporary, based on the implied value from any recent rounds of financing completed by Acceleron, market prices of comparable public companies and general market conditions.
5.   FAIR VALUE MEASUREMENTS
       The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30,
(In thousands)	2010	Level 1	Level 2	Level 3

Cash equivalents and money market funds	$1,301	$1,301	$-	$-
U.S. government and agency debt securities	173,991	173,991	-	-
International government agency debt securities	18,262	18,262	-	-
Corporate debt securities	33,325	-	31,589	1,736
Auction rate securities	4,289	-	-	4,289
Asset backed debt securities	488	-	-	488
Strategic equity investments	1,116	1,116	-	-

Total	$232,772	$194,670	$31,589	$6,513

	March 31,
	2010	Level 1	Level 2	Level 3

Cash equivalents and money market funds	$1,289	$1,289	$-	$-
U.S. government and agency debt securities	185,768	185,768	-	-
International government agency debt securities	26,799	26,799	-	-
Corporate debt securities	40,404	-	38,668	1,736
Auction rate securities	8,546	-	-	8,546
Asset backed debt securities	959	-	-	959
Strategic equity investments	1,335	1,335	-	-

Total	$265,100	$215,191	$38,668	$11,241

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
       There were no transfers or reclassifications of any securities between Level 1 and Level 2 during the three months ended June 30, 2010. The following table illustrates the rollforward of the fair value of the Company’s investments whose fair value is determined using Level 3 inputs:

Fair
(In thousands)	Value

Balance, March 31, 2010	$11,241
Total unrealized gains included in comprehensive loss	764
Sales and redemptions, at par value	(5,492)

Balance, June 30, 2010	$6,513

       Substantially all of the Company’s corporate debt securities have been classified as Level 2. These securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing market observable data. The market observable data includes reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices developed using the market observable data by obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active.
       The Company used a discounted cash flow model to determine the estimated fair value of its Level 3 investments. The Company’s most significant Level 3 investment at June 30, 2010 consists of its investment in a student loan backed auction rate security, with an amortized cost of $5.0 million, which was not trading at June 30, 2010. The assumptions used in the discounted cash flow model include estimates for interest rates, timing of cash flows, expected holding periods and risk adjusted discount rates, which include provisions for default and liquidity risk, which the Company believes to be the most critical assumptions utilized within the analysis. The valuation analysis considers, among other items, assumptions that market participants would use in their estimates of fair value, such as the collateral underlying the security, the creditworthiness of the issuer and any associated guarantees, the timing of expected future cash flows, the timing of, and the likelihood that the security will have a successful auction or when callability features may be exercised by the issuer. The securities were also compared, where possible, to other observable market data with similar characteristics to the securities held by the Company.
       The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term nature. The Company’s non-recourse 7% Notes had a carrying value of $44.7 million and $51.0 million and a fair value of $44.9 million and $48.7 million at June 30, 2010 and March 31, 2010, respectively. The estimated fair value of the non-recourse 7% Notes at June 30, 2010 is equal to the outstanding principal amount as the non-recourse 7% Notes were redeemed in full on July 1, 2010. The estimated fair value of the non-recourse 7% Notes at March 31, 2010 was based on a discounted cash flow model.
6.   INVENTORY
       Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consists of the following:

	June 30,	March 31,
(In thousands)	2010	2010

Raw materials	$4,049	$4,130
Work in process	6,232	7,788
Finished goods (1)	9,980	8,501
Consigned-out inventory (2)	211	234

Total inventory	$20,472	$20,653

(1)	At June 30, 2010 and March 31, 2010, the Company had $0.7 million of finished goods inventory located at its third party warehouse and shipping service provider.

(2)	At June 30, 2010 and March 31, 2010, consigned-out inventory relates to VIVITROL inventory in the distribution channel for which the Company has not recognized revenue.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
7.   PROPERTY, PLANT AND EQUIPMENT
       Property, plant and equipment consist of the following:

	June 30,	March 31,
(In thousands)	2010	2010

Land	$301	$301
Building and improvements	36,771	36,759
Furniture, fixture and equipment	63,184	62,501
Leasehold improvements	42,645	42,660
Construction in progress	44,844	43,695

Subtotal	187,745	185,916
Less: accumulated depreciation	(89,849)	(89,011)

Total property, plant and equipment, net	$97,896	$96,905

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES
       Accounts payable and accrued expenses consist of the following:

	June 30,	March 31,
(In thousands)	2010	2010

Accounts payable	$8,352	$8,197
Accrued compensation	7,580	15,276
Accrued other	13,379	14,408

Total accounts payable and accrued expenses	$29,311	$37,881

9.   SHARE-BASED COMPENSATION
       Share-based compensation expense consists of the following:

	Three Months Ended
	June 30,
(In thousands)	2010	2009

Cost of goods manufactured and sold	$361	$310
Research and development	1,515	807
Selling, general and administrative	2,580	2,113

Total share-based compensation expense	$4,456	$3,230

       At June 30, 2010 and March 31, 2010, $0.6 million and $0.5 million, respectively, of share-based compensation cost was capitalized and recorded as Inventory in the condensed consolidated balance sheets.
10.   RESTRUCTURING
       In connection with the 2008 restructuring program, in which the Company and Eli Lilly and Company announced the decision to discontinue the AIR ® Insulin development program (the “2008 Restructuring”), the Company recorded net restructuring charges of approximately $6.9 million in the year ended March 31, 2008. Activity related to the 2008 Restructuring in the three months ended June 30, 2010 was as follows:

(In thousands)	Balance

Accrued restructuring, March 31, 2010	$3,596
Payments for facility closure costs	(239)
Other adjustments	281

Accrued Restructuring, June 30, 2010	$3,638

       At June 30, 2010 and March 31, 2010, the restructuring liability related to the 2008 Restructuring consists of $0.6 million classified as current and $3.0 million classified as long-term, respectively, in the accompanying

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
condensed consolidated balance sheets. As of June 30, 2010, the Company had paid in cash, written off, recovered and made restructuring charge adjustments that totaled approximately $0.3 million in facility closure costs, $2.9 million in employee separation costs and $0.2 million in other contract termination costs in connection with the 2008 Restructuring. The $3.6 million remaining in the restructuring accrual at June 30, 2010 is expected to be paid out through fiscal 2016 and relates primarily to future lease costs associated with an exited facility.
11.   INCOME TAXES
       The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. At June 30, 2010, the Company determined that it is more likely than not that the deferred tax assets may not be realized and a full valuation allowance continues to be recorded.
       The Company recorded an income tax benefit of $0.1 million for the three months ended June 30, 2010, primarily related to the Company’s recognition of $0.3 million of income tax expense recorded as a discrete item within other comprehensive loss associated with the increase in the value of certain securities that it carried at fair market value. The income tax benefit of $0.1 million for the three months ended June 30, 2009 represented the amount the Company estimated it would benefit from the Housing and Economic Recovery Act of 2008.
12.   COMMITMENTS AND CONTINGENCIES
       From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.
13.   SUBSEQUENT EVENTS
       On July 1, 2010, in addition to a scheduled principal payment of $6.4 million, the Company redeemed the non-recourse 7% Notes in full in exchange for $39.2 million, which was 101.75% of the outstanding principal balance in accordance with the provisions of the purchase and sales agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
       The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes beginning on page 5 of this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, which has been filed with the Securities and Exchange Commission (“SEC”).
       Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we”, “our” or the “Company”) is a fully integrated biotechnology company committed to developing innovative medicines to improve patients’ lives. We developed, manufacture and commercialize VIVITROL® (naltrexone for extended-release injectable suspension) for alcohol dependence and manufacture RISPERDAL® CONSTA® [(risperidone) long-acting injection] for schizophrenia and bipolar I disorder. Our robust pipeline includes extended-release injectable and oral products for the treatment of prevalent, chronic diseases, such as central nervous system (“CNS”) disorders, reward disorders, addiction, diabetes and autoimmune disorders. We are headquartered in Waltham, Massachusetts and have a research facility in Massachusetts and a commercial manufacturing facility in Ohio.
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
Forward-Looking Statements
       This document contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue” or other similar words. These statements discuss future expectations; contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward looking information. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	our expectations regarding our financial performance, including, but not limited to revenues, expenses, gross margins, liquidity, capital expenditures and income taxes;
•	our expectations regarding the commercialization of RISPERDAL CONSTA and VIVITROL including the sales and marketing efforts of our partners Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen”), and our ability to establish and maintain successful sales and marketing, reimbursement and distribution arrangements for VIVITROL;
•	our expectation and timeline for regulatory approval of the New Drug Application (“NDA”) submission for BYDUREONTM (exenatide for extended-release injectable suspension) and, if approved, the commercialization of BYDUREON by Amylin Pharmaceuticals, Inc. (“Amylin”), and Eli Lilly & Co. (“Lilly”);
•	our expectation and timeline for regulatory approval of the supplemental NDA (“sNDA”) submission for VIVITROL for the treatment of opioid dependence and, if approved, our ability to commercialize VIVITROL in this new indication;
•	our expectations regarding our product candidates, including the development, regulatory review and commercial potential of such product candidates and the costs and expenses related thereto;
•	our expectations regarding the successful manufacture of our products and product candidates, including RISPERDAL CONSTA and VIVITROL, by us at a commercial scale, and our expectations regarding the successful manufacture of BYDUREON by our partner Amylin;
•	the continuation of our collaborations and other significant agreements and our ability to establish and maintain successful development collaborations;
•	our expectations regarding the financial impact of recently enacted healthcare reform legislation and foreign currency exchange rate fluctuations and valuations;
•	the impact of new accounting pronouncements;
•	our expectations concerning the status, intended use and financial impact of our properties, including manufacturing facilities; and
•	our future capital requirements and capital expenditures and our ability to finance our operations and capital requirements.
       You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to various risks and uncertainties, including:
•	manufacturing and royalty revenues from RISPERDAL CONSTA may not continue to grow, particularly because we rely on our partner, Janssen, to forecast and market and sell this product;
•	we may be unable to manufacture RISPERDAL CONSTA, VIVITROL and our product candidates in sufficient quantities and with sufficient yields to meet our and our partners’ requirements;
•	Amylin may not be able to successfully operate the manufacturing facility for BYDUREON;
•	we may be unable to develop the commercial capabilities, and/or infrastructure, necessary to successfully commercialize VIVITROL;
•	the Food and Drug Administration, or FDA, and foreign regulatory agencies may not approve BYDUREON or VIVITROL for opioid dependence and, even if approved, such products may not be successfully commercialized;
•	we rely on our collaborative partners to determine the regulatory and marketing strategies for RISPERDAL CONSTA and BYDUREON, including the four-week formulation of exenatide once weekly currently being developed by us, and our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable collaborative arrangements for our technologies could occur;
•	RISPERDAL CONSTA, VIVITROL and BYDUREON, if and when approved, experience and will continue to experience competition, including from competing products marketed by our collaborative partners, such as INVEGA® SUSTENNATM (paliperidone palmitate), and from marketing approvals for new products;
•	third party payors may not cover or reimburse our products;
•	the impact of recently enacted, and any future, health reform legislation may be greater than initially expected;
•	our product candidates could be ineffective or unsafe during preclinical studies and clinical trials, and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed or terminated;
•	RISPERDAL CONSTA, VIVITROL, BYDUREON, if and when approved, and our product candidates in commercial use may have unintended side effects, adverse reactions or incidents of misuse and the FDA or other health authorities could require post approval studies or require removal of our products from the market;
•	clinical trials may take more time or consume more resources than initially envisioned and the results of earlier clinical trials may not necessarily be predictive of the safety and efficacy results of larger clinical trials;
•	U.S. and foreign regulatory agencies may refuse to accept applications for marketing authorization for our product candidates, may request additional preclinical or clinical studies be conducted or request a safety monitoring program, any of which could result in significant delays or the failure of such products to receive marketing approval or acceptance in the marketplace;
•	difficulties in obtaining and enforcing our patents and difficulties with the patent rights of others could occur;
•	we may suffer potential costs resulting from product liability or other third party claims;
•	we may incur losses in the future;
•	we may not be able to liquidate or otherwise recoup our investments in corporate debt securities, asset backed debt securities and auction rate securities;
•	exchange rate valuations and fluctuations may negatively impact our revenues, results of operations and financial condition; and
•	the risks and uncertainties described or discussed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2010.
       The forward-looking statements contained and incorporated herein represent our judgment as of the date of this Quarterly Report, and we caution readers not to place undue reliance on such statements. The information contained in this Quarterly Report is provided by us as of the date of this Quarterly Report, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.
       Unless otherwise indicated, information contained in this Quarterly Report concerning the disorders targeted by our products and product candidates and the markets in which we operate is based on information from various sources (including industry publications, medical and clinical journals and studies, surveys and forecasts and our internal research), on assumptions that we have made, which we believe are reasonable, based on those data and other similar sources and on our knowledge of the markets for our products and development programs. Our internal research has not been verified by any independent source and we have not independently verified any third-party information. These projections, assumptions and estimates are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2010. These and other factors could cause results to differ materially from those expressed in the estimates included in this prospectus.
Financial Highlights
       Net loss for the three months ended June 30, 2010 was $13.4 million, or $0.14 per common share – basic and diluted, as compared to a net loss of $10.2 million, or $0.11 per common share — basic and diluted for the three months ended June 30, 2009. Revenues for the three months ended June 30, 2010 was driven by strong manufacturing and royalty revenues from RISPERDAL CONSTA. Worldwide sales of RISPERDAL CONSTA by Janssen were $355.7 million, an increase of 2.3% from the three months ended June 30, 2009.
Products and Development Programs
RISPERDAL CONSTA
       RISPERDAL CONSTA is a long-acting formulation of risperidone, a product of Janssen, and is the first and only long-acting, atypical antipsychotic approved by the United States (“U.S.”) Food and Drug Administration (“FDA”), for the treatment of schizophrenia and for the treatment of bipolar I disorder. The medication uses our proprietary Medisorb® injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one injection every two weeks. RISPERDAL CONSTA is marketed by Janssen and is exclusively manufactured by us. RISPERDAL CONSTA was first approved for the treatment of schizophrenia by regulatory authorities in the United Kingdom and Germany in August 2002 and by the FDA in October 2003. The Pharmaceuticals and Medical Devices Agency in Japan approved RISPERDAL CONSTA for the treatment of schizophrenia in April 2009. RISPERDAL CONSTA is the first long-acting atypical antipsychotic to be available in Japan. RISPERDAL CONSTA is approved for the treatment of schizophrenia in approximately 85 countries and marketed in approximately 70 countries, and Janssen continues to launch the product around the world.
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

       Bipolar disorder is a brain disorder that causes unusual shifts in a person’s mood, energy and ability to function. It is often characterized by debilitating mood swings, from extreme highs (mania) to extreme lows (depression). Bipolar I disorder is characterized based on the occurrence of at least one manic episode, with or without the occurrence of a major depressive episode. Bipolar disorder is believed to affect approximately 5.7 million American adults, or about 2.6% of the U.S. population age 18 and older, in a given year. The median age of onset for bipolar disorders is 25 years. Clinical data have shown that RISPERDAL CONSTA significantly delayed the time to relapse compared to placebo treatment in patients with bipolar I disorder.
VIVITROL
       We developed VIVITROL, an extended-release Medisorb formulation of naltrexone, as the first and only once-monthly injectable medication for the treatment of alcohol dependence. Alcohol dependence is a serious and chronic brain disease characterized by cravings for alcohol, loss of control over drinking, withdrawal symptoms and an increased tolerance for alcohol. According to the National Institute on Alcohol Abuse and Alcoholism’s 2001—2002 National Epidemiologic Survey on Alcohol and Related Conditions, it is estimated that more than 18 million Americans suffer from alcohol dependence. Adherence to medication is particularly challenging with this patient population. In clinical trials, when used in combination with psychosocial support, VIVITROL was shown to reduce the number of drinking days and heavy drinking days and to prolong abstinence in patients who abstained from alcohol the week prior to starting treatment. VIVITROL was approved by the FDA in April 2006 and was launched in the U.S. in June 2006 with our partner, Cephalon, Inc. (“Cephalon”). In December 2008, we assumed responsibility for the commercialization of VIVITROL in the U.S. from Cephalon. In December 2007, we exclusively licensed the right to commercialize VIVITROL for the treatment of alcohol dependence and opioid dependence in Russia and other countries in the Commonwealth of Independent States (“CIS”) to Cilag. In August 2008, the Russian regulatory authorities approved VIVITROL for the treatment of alcohol dependence. Cilag launched VIVITROL in Russia in March 2009. In March 2010, the FDA approved a Risk Evaluation and Mitigation Strategy (“REMS”), for VIVITROL that consists of a Medication Guide and other customary REMS assessment requirements.
       We are also developing VIVITROL for the treatment of opioid dependence, a serious and chronic brain disease characterized by compulsive, prolonged self-administration of opioid substances that are not used for a medical purpose. According to the 2008 U.S. National Survey on Drug Use and Health, an estimated 1.3 million people aged 18 or older were dependent on pain relievers or heroin. In November 2009, we announced positive preliminary results from a phase 3 clinical trial of VIVITROL for the treatment of opioid dependence. The six-month phase 3 study met its primary efficacy endpoint (rate of opioid-free urine screens) and all secondary endpoints (study retention, reduction in craving, self-reported opioid use as compared to placebo). VIVITROL was generally well tolerated in the study and no patients on VIVITROL discontinued the study due to adverse events. Based on these positive results, in April 2010, we submitted a sNDA for VIVITROL to the FDA for approval as a treatment for opioid dependence. The FDA designated VIVITROL for the treatment of opioid dependence as a priority review, which accelerates the FDA’s target review timeline from ten months to six months and issued a Prescription Drug User Fee Act (“PDUFA”) action date for the sNDA of October 12, 2010.
       In June 2010, the FDA notified us of the tentative scheduling of a Psychopharmacologic Drugs Advisory Committee meeting on September 16, 2010 for review of our sNDA for VIVITROL for the treatment of opioid dependence.
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
       In May 2009, Amylin submitted a NDA for BYDUREON to the FDA for the treatment of type 2 diabetes. The FDA accepted the submission in July 2009. In March 2010, the FDA issued a complete response letter in reference to the NDA for BYDUREON. The complete response letter did not include requests for new pre-clinical or clinical trials. Requests raised in the letter primarily related to the finalization of the product labeling with accompanying REMS and clarification of existing manufacturing processes. In April 2010, Amylin announced that it had submitted a response to the FDA’s complete response letter. In May 2010, the FDA accepted the response and issued a PDUFA action date of October 22, 2010 for the NDA.
       In April 2010, Lilly announced that the EMA had accepted the Marketing Authorization Application filing for BYDUREON for the treatment of type 2 diabetes.
       In June 2010, Amylin, Lilly and we announced results from DURATION-4, the fourth in a series of studies designed to test the superiority of BYDUREON as compared to other type 2 diabetes medications. This 26-week clinical study compared BYDUREON monotherapy to JANUVIA®, ACTOS® (pioglitazone HCI) and metformin, three oral type 2 diabetes medications commonly prescribed early in the treatment of type 2 diabetes. Study participants were not achieving adequate A1C control using diet and exercise, and were not on any diabetes therapy when they entered the study. A1C is a measure of average blood sugar over three months. The primary endpoint was reduction in A1C, while secondary endpoints included change in body weight along with other parameters of glucose control, cardiovascular health and patient-reported outcomes. After 26 weeks of treatment, patients randomized to BYDUREON experienced a reduction in A1C of 1.5 percentage points from baseline, which was significantly greater than the reduction of 1.2 percentage points for JANUVIA. Patients randomized to metformin experienced a reduction in A1C of 1.5 percentage points, and patients receiving ACTOS experienced a reduction of 1.6 percentage points. Patients receiving BYDUREON, ACTOS and metformin treatment achieved an average A1C of less than 7 percent by study end. Treatment with BYDUREON produced an average weight loss of 4.5 pounds, which was statistically significantly greater than the average 1.7 pounds patients lost with JANUVIA and the average 3.3 pounds patients gained with ACTOS. Patients receiving metformin experienced an average weight loss of 4.4 pounds.
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
ALKS 37
       We are developing ALKS 37, an orally active, peripherally-restricted opioid antagonist for the treatment of opioid-induced constipation (“OIC”). According to IMS Health, over 243 million prescriptions were written for opioids in 2009 in the U.S. Many studies indicate that a high percentage of patients receiving opioids are likely to experience side effects affecting gastrointestinal motility. There are currently no available oral treatments for this condition, which has severe quality of life implications. ALKS 37 is a component of ALKS 36, which is discussed below.
       In April 2010, we commenced a multicenter, randomized, double-blind, placebo-controlled, multidose study designed to evaluate the efficacy, safety and tolerability of ALKS 37 in approximately 60 patients with OIC. We expect to report preliminary results from the phase 2 study of ALKS 37 in the first quarter of calendar 2011.
ALKS 36
       In October 2009, we announced our intention to develop ALKS 36, which is expected to consist of a co-formulation of an opioid analgesic and ALKS 37, for the treatment of pain without the side effects of constipation. Research indicates that a high percentage of patients receiving opioids are likely to experience side effects affecting gastrointestinal motility. A pain medication that does not inhibit gastrointestinal motility, such as ALKS 36, could provide an advantage over current therapies. The preliminary results from the phase 2 study of ALKS 37, which are expected in the first quarter of calendar 2011, will inform further development of ALKS 36.
ALKS 9070
       ALKS 9070 is a once-monthly, injectable, sustained-release version of aripiprazole for the treatment of schizophrenia. ALKS 9070 is our first candidate to leverage our proprietary LinkeRxTM product platform. Aripiprazole is commercially available under the name ABILIFY® for the treatment of a number of CNS disorders. Based on encouraging preclinical results, ALKS 9070 is expected to enter the clinic in the second half of calendar 2010.
ALKS 6931
       ALKS 6931 is a long-acting form of a TNF receptor-FC fusion protein for the treatment of rheumatoid arthritis and related autoimmune diseases. ALKS 6931 is our first candidate being developed using the MedifusionTM technology licensed from Acceleron Pharma, Inc. ALKS 6931 is structurally similar to etanercept, commercially available under the name ENBREL®.
ALKS 7921
       ALKS 7921, the second candidate from the LinkeRx platform, is a once-monthly, injectable, extended-release version of olanzapine for the treatment of schizophrenia. Olanzapine is commercially available under the trade name ZYPREXA® (olanzapine). We are engineering ALKS 7921 to prevent early, inadvertent release of free olanzapine into systemic circulation and, in so doing, to provide another valuable option for patients and physicians to manage schizophrenia.

Results of Operations
Manufacturing Revenues

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2010	2009	(Unfavorable)
Manufacturing revenues:
RISPERDAL CONSTA	$26.3	$27.9	$(1.6)
Polymer	0.6	0.9	(0.3)

Manufacturing revenues	$26.9	$28.8	$(1.9)

       The decrease in RISPERDAL CONSTA manufacturing revenues for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to a 6% decrease in the unit net sales price, partially offset by an increase in the number of units shipped to Janssen of less than 1%. The decrease in the net unit sales price is primarily due to increased costs incurred by Janssen as a result of healthcare reform in the U.S., as further described in Product Sales, net, below and the strengthening of the U.S. dollar in relation to the foreign currencies in which the product was sold. See Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for information on foreign currency exchange rate risk related to RISPERDAL CONSTA revenues.
       Under our manufacturing and supply agreement with Janssen, we earn manufacturing revenues when product is shipped to Janssen, based on a percentage of Janssen’s estimated unit net sales price. Revenues include a quarterly adjustment from Janssen’s estimated unit net sales price to Janssen’s actual unit net sales price for product shipped. In the three months ended June 30, 2010 and 2009, our RISPERDAL CONSTA manufacturing revenues were based on an average of 7.5% of Janssen’s unit net sales price. We anticipate that we will continue to earn manufacturing revenues at 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA for product shipped in the fiscal year ending March 31, 2011 and beyond.
       The decrease in polymer manufacturing revenues for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to a 35% decrease in the amount of polymer shipped to Amylin. We record manufacturing revenues under our arrangement with Amylin for polymer sales at an agreed upon price when product is shipped to them. The polymer is used in the formulation of BYDUREON.
Royalty Revenues

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2010	2009	(Unfavorable)
Royalty revenues	$8.9	$8.7	$0.2

       Substantially all of our royalty revenues for the three months ended June 30, 2010 and 2009 were related to sales of RISPERDAL CONSTA. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of RISPERDAL CONSTA in the period that the product is sold by Janssen. RISPERDAL CONSTA royalty revenues for the three months ended June 30, 2010 and 2009 were based on RISPERDAL CONSTA sales of $355.7 million and $347.8 million, respectively. See Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for information on foreign currency exchange rate risk related to RISPERDAL CONSTA revenues.

Product Sales, net
       Our product sales consist of sales of VIVITROL in the U.S. to wholesalers, specialty distributors and specialty pharmacies. The following table presents the adjustments deducted from VIVITROL product sales, gross to arrive at VIVITROL product sales, net for sales of VIVITROL in the U.S. during the three months ended June 30, 2010 and 2009:

	Three Months Ended		Three Months Ended
	June 30,		June 30,
(In millions)	2010	% of Sales	2009	% of Sales
Product sales, gross	$7.4	100.0%	$5.4	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(0.5)	(6.8)%	(0.2)	(3.7)%
Chargebacks	(0.4)	(5.4)%	(0.1)	(1.8)%
Coupons	-	-%	(0.3)	(5.6)%
Other	(0.3)	(0.4)%	(0.6)	(11.1)%

Total adjustments	(1.2)	(12.6)%	(1.2)	(22.2)%

Product sales, net	$6.2	87.4%	$4.2	77.8%

       The increase in product sales, gross for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to a 19% increase in the number of units sold and a 15% increase in price.
       Our product sales may fluctuate from period to period as a result of factors such as end user demand, which can create uneven purchasing patterns by our customers. Our product sales may also fluctuate as the result of changes or adjustments to our reserves or changes in government or customer rebates. For example, in March 2010, U.S. healthcare reform legislation was enacted which contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of calendar 2010, including the following:
•	an increase in the minimum statutory Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1%;
•	an extension of the Medicaid rebate to drugs dispensed to Medicaid beneficiaries enrolled with managed care organizations; and
•	an expansion of the 340(B)/Public Health Services (“PHS”) drug pricing program, which provides drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers in an outpatient setting.
In addition, beginning in calendar 2011, we may incur our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon VIVITROL’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and Veterans’ Administration and Public Health Service discount programs) made during the previous year. The aggregated industry-wide fee is expected to total $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually. Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. For example, determinations as to how the annual fee on branded prescription drugs will be calculated and allocated remain to be clarified, though, as noted above, this provision will not be effective until calendar 2011.
       We expect that during the remainder of fiscal year 2011 and into the future, our net sales as a percentage of gross sales will be negatively affected as a result of certain aspects of the recently enacted healthcare legislation, specifically, the increase in the minimum Medicaid rebates, the expansion of those entities entitled to receive Medicaid rebates based on use of our product (i.e. managed Medicaid), and the expansion of those entities entitled to purchase our products at a discounted basis under the 340(B)/PHS drug pricing program. It is possible that the effect of this legislation could further adversely impact our future revenues and we are still assessing the full extent of this legislation’s future impact on our business.

Research and Development Revenue Under Collaborative Arrangements

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2010	2009	(Unfavorable)
Research and development revenue under collaborative arrangements	$0.3	$1.5	$(1.2)

       The decrease in research and development revenue under collaborative arrangements for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to the decision made by our collaborative partner, Johnson & Johnson Pharmaceutical Research and Development, L.L.C. (“J&JPRD”) in August 2009 not to pursue further development of a four week formulation of RISPERDAL CONSTA. The four week RISPERDAL CONSTA program contributed $1.1 million of revenue during the three months ended June 30, 2009.
Net Collaborative Profit

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2010	2009	(Unfavorable)
Net collaborative profit	$-	$4.3	$(4.3)

       Net collaborative profit for the three months ended June 30, 2009 consisted of revenue earned as a result of the $11.0 million payment we received from Cephalon to fund their share of estimated VIVITROL losses during the one-year period following the termination of the VIVITROL collaboration in December 2008. We recorded the $11.0 million as deferred revenue and recognized it as revenue through the application of a proportional performance model based on VIVITROL losses. The $11.0 million payment was fully recognized as revenue during the six months ended September 30, 2009.
Cost of Goods Manufactured and Sold

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2010	2009	(Unfavorable)
Cost of goods manufactured and sold:
RISPERDAL CONSTA	$10.4	$9.7	$(0.7)
VIVITROL	1.7	2.0	0.3
Polymer	0.6	1.0	0.4

Cost of goods manufactured and sold	$12.7	$12.7	$(0.0)

       The increase in cost of goods manufactured for RISPERDAL CONSTA in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to a 7% increase in the unit cost of RISPERDAL CONSTA and an increase in the number of units shipped to Janssen of less than 1%. The decrease in cost of goods manufactured and sold for VIVITROL in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to a $1.0 million reduction in costs incurred for failed batches and costs related to the restart of the manufacturing line, partially offset by a 32% increase in the number of units sold out of the sales channel. Included in cost of goods sold for VIVITROL during the three months ended June 30, 2010, are idle capacity charges of $0.5 million which is the result of managing VIVITROL inventory levels and reducing manufacturing output. The decrease in the cost of goods manufactured for polymer in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to a 35% decrease in the amount of polymer shipped to Amylin.

Research and Development Expense

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2010	2009	(Unfavorable)
Research and development	$23.0	$25.6	$2.6

       The decrease in research and development (“R&D”) expenses in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to savings as a result of the relocation of our corporate headquarters from Cambridge, Massachusetts, to Waltham, Massachusetts. The move was completed during the fourth quarter of fiscal year 2010. Due to the relocation, we incurred approximately $8.0 million of expense in the three months ended June 30, 2009 due to the acceleration of depreciation on laboratory related leasehold improvements and the write-down of laboratory equipment located at our Cambridge facility. This decrease in expense was partially offset by a $3.3 million increase in internal clinical and preclinical study expense and a $1.5 million increase in reimbursements to our collaborative partners during the three months ended June 30, 2010.
       A significant portion of our research and development expenses (including laboratory supplies, travel, dues and subscriptions, recruiting costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or our technologies in general. Expenses incurred to purchase specific services from third parties to support our collaborative research and development activities are tracked by project and may be reimbursed to us by our partners. We account for our research and development expenses on a departmental and functional basis in accordance with our budget and management practices.
Selling, General and Administrative Expense

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2010	2009	(Unfavorable)
Selling, general and administrative	$19.7	$19.3	$(0.4)

       Selling, general and administrative (“SG&A”) costs for the three months ended June 30, 2010 increased slightly compared to the three months ended June 30, 2009, due primarily to a $1.0 million increase in labor and benefit costs, an increase in occupancy costs allocated to SG&A of $0.5 million. These increases were partially offset by a decrease in the use of professional services of $1.2 million, which is primarily due start-up costs related to the commercialization of VIVITROL during the three months ended June 30, 2009, that were not incurred during the three months ended June 30, 2010.
Other Expense, Net

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2010	2009	(Unfavorable)
Interest income	$0.8	$1.6	$(0.8)
Interest expense	(1.1)	(1.7)	0.6
Other expense, net	(0.1)	(0.1)	-

Total other expense, net	$(0.4)	$(0.2)	$(0.2)

       The decrease in interest income for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was due to a lower average balance of cash and investments as well as lower interest rates earned. The decrease in interest expense for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was the result of a lower outstanding principal balance on our non-recourse 7% Notes as we began making scheduled quarterly principal payments on April 1, 2009. On July 1, 2010, we redeemed the non-recourse 7% Notes in full and, as a result, we will incur approximately $0.8 million in additional interest expense in the three months ended September 30, 2010 primarily related to the premium paid on the redemption of the non-recourse 7% Notes.

expense related to the non-recourse 7% Notes during the remainder of fiscal year 2011.
Income Tax Benefit

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2010	2009	(Unfavorable)
Income tax benefit	$(0.1)	$(0.1)	$-

       We recorded an income tax benefit of $0.1 million for the three months ended June 30, 2010, primarily related to our recognition of $0.3 million of income tax expense recorded as a discrete item within other comprehensive loss associated with the increase in the value of certain securities that we carried at fair market value. The income tax benefit of $0.1 million for the three months ended June 30, 2009 represented the amount we estimated we would benefit from the Housing and Economic Recovery Act of 2008.
Liquidity and Capital Resources
       Our financial condition is summarized as follows:

	June 30,	March 31,
(In millions)	2010	2010
Cash and cash equivalents	$90.0	$79.3
Investments — short-term	202.2	202.1
Investments — long-term	36.3	68.8

Total cash, cash equivalents and investments	$328.5	$350.2

Working capital	$271.5	$247.1
Outstanding borrowings — current and long-term	$44.8	$51.0
       Our cash flows for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended
	June 30,
(In millions)	2010	2009
Cash and cash equivalents, beginning of period	$79.3	$86.9
Cash (used in) operating activities	(13.0)	(15.6)
Cash provided by (used in) investing activities	29.0	(18.0)
Cash (used in) financing activities	(5.3)	(8.4)

Cash and cash equivalents, end of period	$90.0	$44.9

       Our primary sources of liquidity are cash provided by operating activities, payments received under R&D arrangements and other arrangements with collaborators, private placements of debt securities and equipment financing arrangements. The decrease in cash used in operating activities during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, is primarily due to $2.4 million more in cash collected from our customers during the three months ended June 30, 2010. The increase in cash flows provided by investing activities during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, is primarily due to the net conversion of $33.1 million of our investments to cash during the three months ended June 30, 2010, as compared to a net investment of $15.9 million of our cash during the three months ended June 30, 2009. The decrease in cash flows used in financing activities during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, is primarily due to the purchase of $2.5 million of treasury stock during the three months ended June 30, 2009. During the three months ended June 30, 2010, we did not make any purchases of treasury stock.

       Our investments at June 30, 2010 consist of the following:

	Amortized	Gross Unrealized		Estimated
(in millions)	Cost	Gains	Losses	Fair Value
Investments — short-term	$201.6	$0.6	$-	$202.2
Investments — long-term available-for-sale	31.7	0.5	(1.8)	30.4
Investments — long-term held-to-maturity	5.9	-	-	5.9

Total	$239.2	$1.1	$(1.8)	$238.5

       Our investment objectives are, first, to preserve liquidity and conserve capital and, second, to generate investment income. We mitigate credit risk in our cash reserves by maintaining a well diversified portfolio that limits the amount of investment exposure as to institution, maturity and investment type. However, the value of these securities may be adversely affected by the instability of the global financial markets which could, in turn, adversely impact our financial position and our overall liquidity. Our available-for-sale investments consist primarily of short and long-term U.S. government and agency debt securities, debt securities issued by foreign agencies and backed by foreign governments and corporate debt securities. Our held-to-maturity investments consist of investments that are restricted and held as collateral under certain letters of credit related to certain of our lease agreements.
       We classify available-for-sale investments in an unrealized loss position, which do not mature within 12 months, as long-term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At June 30, 2010, we performed an analysis of our investments with unrealized losses for impairment and determined that they are temporarily impaired.
       At June 30, 2010 and March 31, 2010, 3% and 4%, respectively, of our investments are valued using unobservable, or Level 3, inputs to determine fair value as they are not actively trading and fair values could not be derived from quoted market prices. These investments consist primarily of a student loan backed auction rate security. During the three months ended June 30, 2010, $5.5 million of our Level 3 investments were redeemed at par by the issuers.
Borrowings
       At June 30, 2010, our borrowings consisted of $44.9 million principal amount of the non-recourse 7% Notes, which had a carrying value of $44.7 million. On July 1, 2010, in addition to a scheduled principal payment of $6.4 million, we redeemed the non-recourse 7% Notes in full in exchange for $39.2 million, which was 101.75% of the outstanding principal balance in accordance with the provisions of the purchase and sales agreement. We expect to save $3.2 million in interest and accretion expense through the scheduled maturity date as a result of redeeming these notes on July 1, 2010.
Contractual Obligations
       Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2010 in the “Contractual Obligations” section for a discussion of our contractual obligations. Our contractual obligations as of June 30, 2010 were not materially changed from the date of that report. As noted in the “Borrowings” section above, we redeemed the non-recourse 7% Notes in full on July 1, 2010.
Off-Balance Sheet Arrangements
       At June 30, 2010, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.
Critical Accounting Estimates
       The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United

States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2010 in the “Critical Accounting Estimates” section for a discussion of our critical accounting estimates.
New Accounting Standards
       Refer to New Accounting Pronouncements included in Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements for a discussion of new accounting standards.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
       Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2010. We regularly review our marketable securities holdings and shift our investment holdings to those that best meet our investment objectives, which are, first, to preserve liquidity and conserve capital and, second, to generate investment income. Apart from such adjustments to our investment portfolio, there have been no material changes to our market risks in the first three months of fiscal year 2011, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.
       We are exposed to foreign currency exchange risk related to manufacturing and royalty revenues that we receive on RISPERDAL CONSTA as summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2010. There has been no material change in our assessment of our sensitivity to foreign currency exchange rate risk during the first three months of fiscal year 2011.
Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
       Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) at June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
       On November 21, 2007, our board of directors authorized a program to repurchase up to $175.0 million of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. On June 16, 2008, the board of directors authorized the expansion of this program to $215.0 million. We did not purchase any shares under this program during the quarter ended June 30, 2010. As of June 30, 2010, we have purchased a total of 8,866,342 shares under this program at a cost of $114.0 million.
       During the three months ended June 30, 2010, we acquired, by means of net share settlements, 96,448 shares of Alkermes common stock at an average price of $11.38 per share related to the vesting of employee stock awards to satisfy employee withholding tax obligations.
Item 5. Other Information
       The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended June 30, 2010, Mr. Richard F. Pops, a director and executive officer of the Company, and Ms. Kathryn L. Biberstein, Dr. Elliot Ehrich, and Mr. Michael J. Landine, each an executive officer of the Company, entered into trading plans in accordance with Rule 10b5-1, and the Company’s policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.
Item 6. Exhibits
    (a) List of Exhibits:

Exhibit
No.
31.1	Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following materials from Alkermes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text (furnished herewith).

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
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: August 6, 2010

EXHIBIT INDEX

Exhibit
No

31.1	Rule 13a-14(a)/15d-14(a) Certification (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Alkermes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text (furnished herewith).