Form 10-Q
period 2010-12-31
ALKERMES INC
filed 2011-02-03
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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
The number of shares outstanding of each of the issuer’s classes of common stock was:

As of
January 31,
Class	2011
Common Stock, $0.01 par value	95,340,250
Non-Voting Common Stock, $0.01 par value	382,632

ALKERMES, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
INDEX

Page No.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):	3
Condensed Consolidated Balance Sheets — December 31, 2010 and March 31, 2010	3
Condensed Consolidated Statements of Operations — For the Three and Nine Months Ended December 31, 2010 and 2009	4
Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended December 31, 2010 and 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Discloures about Market Risk	25
Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 5. Other Information	27
Item 6. Exhibits	27
Signatures	28
Exhibit Index
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements:
ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	March 31,
	2010	2010
	(In thousands, except share and per
	share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,862	$79,324
Investments — short-term	138,523	202,053
Receivables	24,169	25,316
Inventory	19,169	20,653
Prepaid expenses and other current assets	11,897	10,936

Total current assets	232,620	338,282

PROPERTY, PLANT AND EQUIPMENT, NET	96,219	96,905
INVESTMENTS — LONG-TERM	107,628	68,816
OTHER ASSETS	10,970	11,597

TOTAL ASSETS	$447,437	$515,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$35,065	$37,881
Deferred revenue — current	3,360	2,220
Non-Recourse RISPERDAL® CONSTA® Secured 7% Notes — Current	—	51,043

Total current liabilities	38,425	91,144

DEFERRED REVENUE — LONG-TERM	4,972	5,105
OTHER LONG-TERM LIABILITIES	7,722	6,735

Total liabilities	51,119	102,984

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Common stock, par value, $0.01 per share; 160,000,000 shares authorized; 105,395,641 and 104,815,328 shares issued; 95,328,826 and 94,870,063 shares outstanding at December 31, 2010 and March 31, 2010, respectively	1,051	1,047
Non-voting common stock, par value, $0.01 per share; 450,000 shares authorized; 382,632 shares issued and outstanding at December 31, 2010 and March 31, 2010	4	4
Treasury stock, at cost (10,066,815 and 9,945,265 shares at December 31, 2010 and March 31, 2010, respectively)	(131,065)	(129,681)
Additional paid-in capital	927,435	910,326
Accumulated other comprehensive loss	(2,961)	(3,392)
Accumulated deficit	(398,146)	(365,688)

Total shareholders’ equity	396,318	412,616

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$447,437	$515,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
REVENUES:
Manufacturing revenues	$26,155	$28,650	$86,209	$90,289
Royalty revenues	9,777	9,970	28,154	27,489
Product sales, net	7,729	5,451	20,402	14,320
Research and development revenue under collaborative arrangements	314	81	737	2,705
Net collaborative profit	—	—	—	5,002

Total revenues	43,975	44,152	135,502	139,805

EXPENSES:
Cost of goods manufactured and sold	12,860	10,072	39,436	37,830
Research and development	22,503	22,577	69,412	68,827
Selling, general and administrative	20,521	17,739	58,683	57,632

Total expenses	55,884	50,388	167,531	164,289

OPERATING LOSS	(11,909)	(6,236)	(32,029)	(24,484)

OTHER INCOME (EXPENSE), NET:
Interest income	650	1,017	2,175	3,666
Interest expense	—	(1,423)	(3,298)	(4,698)
Other expense, net	(83)	(160)	(266)	(290)

Total other income (expense), net	567	(566)	(1,389)	(1,322)

LOSS BEFORE INCOME TAXES	(11,342)	(6,802)	(33,418)	(25,806)
INCOME TAX PROVISION (BENEFIT)	41	15	(960)	(115)

NET LOSS	$(11,383)	$(6,817)	$(32,458)	$(25,691)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.12)	$(0.07)	$(0.34)	$(0.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	95,667	94,784	95,502	94,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	December 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,458)	$(25,691)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	6,210	20,314
Share-based compensation expense	15,196	10,811
Other non-cash charges	2,273	3,520
Changes in assets and liabilities:
Receivables	1,147	(3,645)
Inventory, prepaid expenses and other assets	4,059	1,199
Accounts payable and accrued expenses	(4,928)	(11,199)
Deferred revenue	1,007	(4,653)
Other long-term liabilities	(75)	(1,369)
Payment of non-recourse RISPERDAL CONSTA secured 7% notes principal attributable to original issue discount	(6,611)	(1,574)

Cash flows used in operating activities	(14,180)	(12,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,029)	(9,197)
Sales of property, plant and equipment	260	249
Investment in Acceleron Pharmaceuticals, Inc.	(501)	(8,000)
Purchases of investments	(324,143)	(390,818)
Sales and maturities of investments	349,546	427,270

Cash flows provided by investing activities	17,133	19,504

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock for share-based compensation arrangements	1,982	182
Payment of non-recourse RISPERDAL CONSTA secured 7% notes principal	(45,397)	(17,676)
Purchase of common stock for treasury	—	(2,684)

Cash flows used in financing activities	(43,415)	(20,178)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,462)	(12,961)
CASH AND CASH EQUIVALENTS — Beginning of period	79,324	86,893

CASH AND CASH EQUIVALENTS — End of period	$38,862	$73,932

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$1,684	$3,706
Cash paid for taxes	$22	$53
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$550	$3,933
Investment in Civitas Therapeutics, Inc.	$1,320	$—
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
     The accompanying condensed consolidated financial statements of Alkermes for the three and nine months ended December 31, 2010 and 2009 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the fiscal year ended March 31, 2010. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”) (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to present fairly the results of operations for the reported periods.
     These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, which are contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission (“SEC”). The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
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

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
New Accounting Pronouncements
     In September 2009, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to revenue recognition that amends the previous guidance on arrangements with multiple deliverables. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Accounting guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This guidance is effective prospectively for revenue arrangements entered into or materially modified in the Company’s fiscal year beginning April 1, 2011, and the Company is currently evaluating the potential impact of this standard on its consolidated financial statements. Early adoption is permitted, however, adoption of this guidance as of a date other than April 1, 2011 will require the Company to apply this guidance retrospectively effective as of April 1, 2010, and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. The Company has decided it will not adopt this standard prior to the effective date of April 1, 2011.
     In January 2010, the FASB issued accounting guidance related to fair value measurements that requires additional disclosure related to transfers in and out of Levels 1 and 2 of the fair value hierarchy. The guidance also requires additional disclosure for activity within Level 3 of the fair value hierarchy. The guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 and describe the reasons for the transfers. In addition, this guidance requires a reporting entity to present information separately about purchases, sales issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs. This accounting standard was effective for interim and annual reporting periods beginning after December 31, 2009, other than for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The Company adopted all provisions of this pronouncement, except for those related to the disclosure of disaggregated Level 3 activity, on January 1, 2010, and as this guidance only amends required disclosures in the Company’s condensed consolidated financial statements, it did not have an effect upon the Company’s financial position or results of operations. The Company does not expect the adoption of the remaining provisions of this amendment to have a significant impact on its consolidated financial statements.
     In April 2010, the FASB issued accounting guidance related to the milestone method of revenue recognition for research and development arrangements. Under this guidance, the Company may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This guidance is effective on a prospective basis for research and development milestones achieved in the Company’s fiscal year beginning April 1, 2011. Early adoption is permitted, however, adoption of this guidance as of a date other than April 1, 2011 will require the Company to apply this guidance retrospectively effective as of April 1, 2010, and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. The Company plans to implement this guidance prospectively, and the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations.
     In December 2010, the FASB issued accounting guidance related to how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (together the “Acts”). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. Under the guidance, a liability for this fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The Company adopted the

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provisions of this pronouncement on January 1, 2011 and the adoption is not expected to have a material effect upon the Company’s financial position or results of operations for the fiscal year ending March 31, 2011.
2. COMPREHENSIVE LOSS
Comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2010	2009	2010	2009
Net loss	$(11,383)	$(6,817)	$(32,458)	$(25,691)
Unrealized (losses) gains on available-for-sale securities:
Holding (losses) gains, net of tax	(516)	650	431	2,410
Reclassification of unrealized losses to realized losses on available-for-sale securities	—	94	—	94

Unrealized (losses) gains on available-for-sale securities	(516)	744	431	2,504

Comprehensive loss	$(11,899)	$(6,073)	$(32,027)	$(23,187)

3. LOSS PER SHARE
     Basic loss per common share is calculated based upon net loss available to holders of common shares divided by the weighted average number of common shares outstanding. For the three and nine months ended December 31, 2010 and 2009, as the Company was in a net loss position, the diluted loss per share does not assume conversion or exercise of stock options and awards as they would have an anti-dilutive effect on loss per common share. Therefore, the weighted average number of basic and diluted voting shares of common stock outstanding for the three and nine months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2010	2009	2010	2009
Weighted average number of common shares outstanding	95,667	94,784	95,502	94,815

     The following amounts are not included in the calculation of diluted loss per common share because their effects are anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2010	2009	2010	2009
Stock options	14,499	17,658	13,614	17,801
Restricted stock units	934	538	878	318

Total	15,433	18,196	14,492	18,119

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. INVESTMENTS
Investments consist of the following:

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
	Cost	Gains	One Year	One Year	Fair Value
	(In thousands)
December 31, 2010
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$111,912	$178	$(1)	$—	$112,089
International government agency debt securities	18,065	167	—	—	18,232
Corporate debt securities	6,963	49	—	(11)	7,001

	136,940	394	(1)	(11)	137,322

Money market funds	1,201	—	—	—	1,201

Total short-term investments	138,141	394	(1)	(11)	138,523

Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	52,719	—	(644)	—	52,075
Corporate debt securities	34,203	—	(38)	(567)	33,598
International government agency debt securities	15,320	—	(95)	—	15,225
Strategic equity investments	644	229	—	—	873

	102,886	229	(777)	(567)	101,771

Held-to-maturity securities:
Certificates of deposit	5,440	—	—	—	5,440
U.S. government debt securities	417	—	—	—	417

	5,857	—	—	—	5,857

Total long-term investments	108,743	229	(777)	(567)	107,628

Total investments	$246,884	$623	$(778)	$(578)	$246,151

March 31, 2010
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$160,876	$204	$—	$—	$161,080
International government agency debt securities	23,441	136	—	(1)	23,576
Corporate debt securities	15,225	14	—	(2)	15,237
Asset backed debt securities	983	—	—	(24)	959

	200,525	354	—	(27)	200,852

Money market funds	1,201	—	—	—	1,201

Total short-term investments	201,726	354	—	(27)	202,053

Long-term investments:
Available-for-sale securities:
Corporate debt securities	26,109	—	—	(942)	25,167
U.S. government and agency debt securities	24,727	—	(39)	—	24,688
Auction rate securities	10,000	—	—	(1,454)	8,546
International government agency debt securities	3,225	—	(2)	—	3,223
Strategic equity investments	644	691	—	—	1,335

	64,705	691	(41)	(2,396)	62,959

Held-to-maturity securities:
Certificates of deposit	5,440	—	—	—	5,440
U.S. government debt securities	417	—	—	—	417

	5,857	—	—	—	5,857

Total long-term investments	70,562	691	(41)	(2,396)	68,816

Total investments	$272,288	$1,045	$(41)	$(2,423)	$270,869

     The Company’s strategic equity investments include common stock in public companies with which the Company has or had a collaborative arrangement.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At December 31, 2010, the Company believes that the unrealized losses on its available-for-sale investments are temporary. In making the determination that the decline in fair value of these securities is temporary, the Company considered various factors, including but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than amortized cost; the financial condition and near term prospects of the issuers; the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
     In December 2010, the Company entered into an arrangement with Civitas Therapeutics, Inc. (“Civitas”) whereby the Company sold, assigned or licensed to Civitas the right, title and interest of the Company in certain of its pulmonary delivery technology and products in exchange for 15% of the issued shares of the Series A preferred stock of Civitas and a royalty on future sales of any products developed using the pulmonary drug delivery technology. In addition, the Company will have a seat on the Civitas board of directors. Civitas is a privately held biopharmaceutical company that secured a $20 million Series A financing, of which $10 million was received in December 2010 and a further $10 million is payable to Civitas upon an acceptance by the U.S. Food and Drug Administration of an investigational new drug application for a pulmonary product. Civitas also entered into an agreement to sublease the Company’s pulmonary manufacturing facility located in Chelsea, Massachusetts and has an option to purchase the Company’s pulmonary manufacturing equipment located at this facility.
     At December 31, 2010, the Company has an approximately 13% ownership position in Civitas and accounts for its investment in Civitas under the equity method, as the Company believes it may be able to exercise significant influence over the operating and financial policies of Civitas. Under the equity method, when the Company records its proportionate share of Civitas’ net loss, it decreases other income (expense) in its condensed consolidated statements of operations and reduces the carrying value of its investment in Civitas. The Company can only incur its proportionate share of Civitas’ net loss up to the carrying value of the Company’s investment in Civitas. Conversely, when the Company records its proportionate share of Civitas’ net income, it increases other income (expense) in its condensed consolidated statements of operations and increases the carrying value of its investment in Civitas.
     The fair value of the Civitas Series A preferred stock received by the Company exceeded the carrying value of the assets the Company surrendered in this transaction. The difference between these amounts has been deferred and will be recognized as other income, ratably over a period of approximately five years in the Company’s consolidated statements of operations. The carrying value of the Company’s equity investment in Civitas at December 31, 2010 is $1.3 million and is recorded in “Other assets” in its condensed consolidated balance sheets. The carrying value of the deferred gain at December 31, 2010 is $1.2 million and has been allocated between, and is recorded in, “Accounts payable and accrued expenses” and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.
     In December 2009, the Company entered into a collaborative arrangement with, and made an investment in, Acceleron Pharma, Inc. (“Acceleron”). The Company’s Chairman, President and Chief Executive Officer is one of nine members of Acceleron’s board of directors. The Company’s December 2009 investment in Acceleron consisted of an $8.0 million purchase of shares of Series D-1 convertible, redeemable preferred stock. In July 2010, the Company invested an additional $0.5 million in exchange for shares of Series E convertible, redeemable preferred stock and common stock warrants. The Company accounts for its investment in Acceleron under the cost method as Acceleron is a privately-held company over which the Company does not exercise significant influence. The Company will continue to monitor this investment to evaluate whether any decline in its value has occurred that would be other-than-temporary, based on the implied value from any recent rounds of financing completed by Acceleron, specific events at Acceleron, market prices of comparable public companies and general market conditions. The Company’s investment balance of $8.5 million and $8.0 million at December 31, 2010 and March 31, 2010, respectively, is recorded within “Other assets” in the accompanying condensed consolidated balance sheets.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. FAIR VALUE MEASUREMENTS
     The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31,
(In thousands)	2010	Level 1	Level 2	Level 3
Cash equivalents and money market funds	$1,302	$1,302	$—	$—
U.S. government and agency debt securities	164,164	164,164	—	—
International government agency debt securities	33,457	33,457	—	—
Corporate debt securities	40,599	—	38,827	1,772
Strategic equity investments	873	873	—	—

Total	$240,395	$199,796	$38,827	$1,772

	March 31,
	2010	Level 1	Level 2	Level 3
Cash equivalents and money market funds	$1,289	$1,289	$—	$—
U.S. government and agency debt securities	185,768	185,768	—	—
International government agency debt securities	26,799	26,799	—	—
Corporate debt securities	40,404	—	38,668	1,736
Auction rate securities	8,546	—	—	8,546
Asset backed debt securities	959	—	—	959
Strategic equity investments	1,335	1,335	—	—

Total	$265,100	$215,191	$38,668	$11,241

     There were no transfers or reclassifications of any securities between Level 1 and Level 2 during the nine months ended December 31, 2010. The following table illustrates the rollforward of the fair value of the Company’s investments whose fair value is determined using Level 3 inputs:

Fair
(In thousands)	Value
Balance, March 31, 2010	$11,241
Total unrealized gains included in comprehensive loss	1,514
Sales and redemptions, at par value	(10,983)

Balance, December 31, 2010	$1,772

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

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. INVENTORY
     Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consists of the following:

	December 31,	March 31,
(In thousands)	2010	2010
Raw materials	$3,526	$4,130
Work in process	3,550	7,788
Finished goods (1)	11,557	8,501
Consigned-out inventory (2)	536	234

Total inventory	$19,169	$20,653

(1)	At December 31, 2010 and March 31, 2010, the Company had $2.1 million and $0.7 million of finished goods inventory located at its third party warehouse and shipping service provider.

(2)	At December 31, 2010 and March 31, 2010, consigned-out inventory relates to VIVITROL inventory in the distribution channel for which the Company had not recognized revenue.
7. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following:

	December 31,	March 31,
(In thousands)	2010	2010
Land	$301	$301
Building and improvements	36,782	36,759
Furniture, fixture and equipment	63,695	62,501
Leasehold improvements	44,466	42,660
Construction in progress	42,845	43,695

Subtotal	188,089	185,916
Less: accumulated depreciation	(91,870)	(89,011)

Total property, plant and equipment, net	$96,219	$96,905

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

	December 31,	March 31,
(In thousands)	2010	2010
Accounts payable	$9,063	$8,197
Accrued compensation	12,624	15,276
Accrued other	13,378	14,408

Total accounts payable and accrued expenses	$35,065	$37,881

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. LONG-TERM DEBT
     Long-term debt consists of the following:

	December 31,	March 31,
(In thousands)	2010	2010
Non-recourse 7% Notes	$—	$51,043
Less: current portion	—	(51,043)

Long-term debt	$—	$—

     On July 1, 2010, in addition to the scheduled principal payment of $6.4 million, the Company fully redeemed the balance of the non-recourse 7% Notes for $39.2 million, representing 101.75% of the outstanding principal balance in accordance with the terms of the Indenture for the non-recourse 7% Notes. The non-recourse 7% Notes were scheduled to mature on January 1, 2012.
10. SHARE-BASED COMPENSATION
     Share-based compensation expense consists of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2010	2009	2010	2009
Cost of goods manufactured and sold	$385	$434	$1,271	$1,263
Research and development	1,573	759	4,726	2,485
Selling, general and administrative	3,834	2,179	9,199	7,063

Total share-based compensation expense	$5,792	$3,372	$15,196	$10,811

     At December 31, 2010 and March 31, 2010, $0.5 million, respectively, of share-based compensation expense was capitalized and recorded as “Inventory” in the accompanying condensed consolidated balance sheets.
11. RESTRUCTURING
     In connection with the 2008 restructuring program, in which the Company and Eli Lilly and Company announced the decision to discontinue the AIR® Insulin development program (the “2008 Restructuring”), the Company recorded net restructuring charges of approximately $6.9 million in the year ended March 31, 2008. Activity related to the 2008 Restructuring in the nine months ended December 31, 2010 was as follows:

(In thousands)	Balance
Accrued restructuring, March 31, 2010	$3,596
Payments for facility closure costs	(662)
Other adjustments	397

Accrued Restructuring, December 31, 2010	$3,331

     At December 31, 2010 and March 31, 2010, the restructuring liability related to the 2008 Restructuring consists of $0.7 million and $0.6 million classified as current, respectively, and $2.6 million and $3.0 million classified as long-term, respectively, in the accompanying condensed consolidated balance sheets. As of December 31, 2010, the Company had paid in cash, written off, recovered and made restructuring charge adjustments that totaled approximately $0.6 million in facility closure costs, $2.9 million in employee separation costs and $0.2 million in other contract termination costs in connection with the 2008 Restructuring. The $3.3 million remaining in the restructuring accrual at December 31, 2010 is expected to be paid out through fiscal 2016 and relates primarily to future lease costs associated with an exited facility.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. INCOME TAXES
     The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. At December 31, 2010, the Company determined that it is more likely than not that the deferred tax assets may not be realized and a full valuation allowance continues to be recorded.
     The Company recorded an income tax provision of less than $0.1 million and an income tax benefit of $1.0 million for the three and nine months ended December 31, 2010, respectively. The income tax benefit for the nine months ended December 31, 2010 is primarily related to a $0.8 million tax benefit for bonus depreciation pursuant to the Small Business Jobs Act of 2010 (“Act”). Bonus depreciation increases the Company’s 2010 alternative minimum tax (“AMT”) net operating loss (“NOL”) carryback and will allow the Company to recover AMT paid in the carryback period. The tax benefit was recorded as a discrete item during the three months ended September 30, 2010, the period in which the Act was enacted. The income tax provision of less than $0.1 million and the income tax benefit of $0.1 million for the three and nine months ended December 31, 2009, respectively, represented the amount the Company estimated it would benefit from the Housing and Economic Recovery Act of 2008.
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
     The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes beginning on page 3 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2010, which has been filed with the Securities and Exchange Commission (“SEC”).
Forward-Looking Statements
     This document contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue” or other similar words. These statements discuss future expectations; and contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward looking information. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	our expectations regarding our financial performance, including, but not limited to revenues, expenses, gross margins, liquidity, capital expenditures and income taxes;

•	statements by Amylin Pharmaceuticals, Inc. (“Amylin”) concerning the expected commencement date and duration of the thorough QT (“tQT”) study and the date by when it expects to submit results of the tQT study to the United States (“U.S.”) Food and Drug Administration (“FDA”);

•	our expectations regarding our product candidates, including the timing, funding and expense, feasibility and potential for success of clinical development activities; regulatory review; and commercial potential of such product candidates;

•	the continuation of our collaborations and other significant agreements and our ability to establish and maintain successful development collaborations;

•	the impact of new accounting pronouncements;

•	our expectations concerning the status, intended use and financial impact of and arrangements involving our properties, including manufacturing facilities; and

•	our future capital requirements and capital expenditures and our ability to finance our operations and capital requirements.
     You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to various risks and uncertainties, including:
•	the FDA and foreign regulatory agencies may not approve BYDUREONTM (exenatide for extended-release injectable suspension) and, even if approved, such product may not be successfully commercialized;
•	we rely solely on our collaborative partners to determine and implement, and to inform us in a timely manner of any developments concerning, the regulatory and marketing strategies for RISPERDAL® CONSTA® ((risperidone) long-acting injection) and BYDUREON, including the four-week formulation of exenatide currently being developed by us, and our collaborators could elect to terminate or delay programs at any time and disputes with collaborators or failure to negotiate acceptable collaborative arrangements for our technologies could occur;
•	our product candidates could be ineffective or unsafe during preclinical studies and clinical trials, and we and our collaborators may not be permitted by regulatory authorities to undertake new or additional clinical trials for product candidates incorporating our technologies, or clinical trials could be delayed or terminated;
•	clinical trials may take more time or consume more resources than initially envisioned and the results of earlier clinical trials may not necessarily be predictive of the safety and efficacy results of larger clinical trials;
•	U.S. and foreign regulatory agencies may refuse to accept applications for marketing authorization for our product candidates, may request additional preclinical or clinical studies be conducted or request a safety monitoring program, any of which could result in significant delays or the failure of such products to receive marketing approval or acceptance in the marketplace;
•	difficulties in obtaining and enforcing our patents and difficulties with the patent rights of others could occur;

•	we may suffer potential costs resulting from product liability claims or other third party claims;
•	we may incur losses in the future;
•	we may not be able to liquidate or otherwise recoup our investments in corporate debt securities;
•	the impact of recently enacted, and any future, health reform legislation may be greater than initially expected;
•	exchange rate valuations and fluctuations may negatively impact our revenues, results of operations and financial condition; and
•	the other risks and uncertainties described or discussed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2010.
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
Executive Summary
     Net loss for the three months ended December 31, 2010 was $11.4 million, or $0.12 per common share, basic and diluted, as compared to a net loss of $6.8 million, or $0.07 per common share, basic and diluted, for the three months ended December 31, 2009. Net loss for the nine months ended December 31, 2010 was $32.5 million, or $0.34 per common share, basic and diluted, as compared to a net loss of $25.7 million, or $0.27 per common share, basic and diluted, for the nine months ended December 31, 2009. Our most significant commercialized products are RISPERDAL CONSTA, which we manufacture for the treatment of schizophrenia and bipolar I disorder, and VIVITROL® (naltrexone for extended-release injectable suspension), which we developed, manufacture and commercialize for alcohol dependence and for the prevention of relapse to opioid dependence, following opioid detoxification. RISPERDAL CONSTA and VIVITROL comprised 80% and 18%, respectively, of our consolidated revenues for the three months ended December 31, 2010 and 83% and 15%, respectively, of our consolidated revenues for the nine months ended December 31, 2010.
     RISPERDAL CONSTA is a long-acting formulation of risperidone, a product of Janssen, and is the first and only long-acting, atypical antipsychotic approved by the FDA for the treatment of schizophrenia and for the treatment of bipolar I disorder. The medication uses our proprietary Medisorb® injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one injection every two weeks. RISPERDAL CONSTA is marketed by Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica International, a division of Cilag International AG (“Janssen”) and sold in more than 90 countries, and is exclusively manufactured by us. RISPERDAL CONSTA was first approved for the treatment of schizophrenia by regulatory authorities in the United Kingdom and Germany in August 2002 and by the FDA in October 2003. The Pharmaceuticals and Medical Devices Agency in Japan approved RISPERDAL CONSTA for the treatment of schizophrenia in April 2009, and it is the first long-acting atypical antipsychotic to be available in Japan. In May 2009, the FDA approved RISPERDAL CONSTA as both monotherapy and adjunctive therapy to lithium or valproate in the maintenance treatment of bipolar I disorder. RISPERDAL CONSTA is also approved for the maintenance treatment of bipolar I disorder in Canada, Australia and Saudi Arabia.
     We developed VIVITROL, an extended-release Medisorb formulation of naltrexone, as the first and only once-monthly, non-narcotic, non-addictive injectable medication for the treatment of alcohol dependence and for the prevention of relapse to opioid dependence following opioid detoxification. VIVITROL was approved by the FDA in April 2006 for the treatment of alcohol dependence and was launched in the U.S. in June 2006. In December 2007, we exclusively licensed the right to commercialize VIVITROL for the treatment of alcohol dependence and opioid dependence in Russia and other countries in the Commonwealth of Independent States (“CIS”) to Cilag GmbH International (“Cilag”). In August 2008, the Russian regulatory authorities approved VIVITROL for the treatment of alcohol dependence, and Cilag launched VIVITROL in Russia in March 2009.
     In October 2010, the FDA approved VIVITROL for the prevention of relapse to opioid dependence, following opioid detoxification.

     We are collaborating with Amylin on the development of a once-weekly formulation of exenatide, called BYDUREON, for the treatment of type 2 diabetes. BYDUREON is an extended-release Medisorb injectable formulation of Amylin’s BYETTA® (exenatide) and is being developed with the goal of providing patients with an effective and more patient-friendly treatment option. In April 2010, Eli Lilly & Company (“Lilly”) announced that the European Medicines Agency (“EMA”) had accepted the Marketing Authorization Application filing for BYDUREON for the treatment of type 2 diabetes. In October 2010, Amylin, Lilly and we announced that the FDA issued a complete response letter regarding the New Drug Application (“NDA”) for BYDUREON. In the complete response letter, the FDA requested a tQT study and the submission of the results of the clinical study, DURATION-5, to evaluate the efficacy, and the labeling of the safety and effectiveness, of the commercial formulation of BYDUREON. In January 2010, Amylin announced that the FDA provided written approval of the study design for a tQT study for BYDUREON and that, with the approval of the study design, Amylin intends to commence the study in February 2011 and plans to submit the results of this study to the FDA in the second half of calendar 2011.
     In April 2010, we announced plans for the development of ALKS 33, a proprietary candidate, for the treatment of binge-eating disorder and as a combination therapy with buprenorphine, an existing medication for the treatment of opioid addiction, for the treatment of addiction and mood disorders. In October 2010, we announced positive topline results from a randomized, double-blind, multi-dose, placebo-controlled phase 1 clinical study that assessed the safety, tolerability and pharmacodynamic effects of the combination of ALKS 33 and buprenorphine when administered alone, and in combination, to 12 opioid-experienced users. Data from the study showed that the combination therapy was generally well-tolerated and sublingual administration of ALKS 33 effectively blocked the agonist effects of buprenorphine. Based on these positive results, we expect to initiate a phase 2a study of the combination therapy for the treatment of cocaine addiction in the first half of calendar year 2011. The phase 2a study is expected to be funded through a grant from the National Institute on Drug Abuse (“NIDA”). NIDA has granted us up to $2.4 million to accelerate the clinical development of the ALKS 33 and buprenorphine combination therapy. Currently, there are no medications approved for the treatment of cocaine addiction.
     In December 2010, we announced preliminary results from a phase 2 study of ALKS 33 designed to assess the safety and efficacy of daily oral administration of three different dose levels of ALKS 33 compared to placebo in 400 alcohol dependent patients. The safety, dose response and efficacy profile demonstrated in the study support the unique pharmacologic properties of ALKS 33 and the further study of ALKS 33 for reward disorders and other central nervous system disorders.
     In January 2011, we announced that ALKS 33, in combination with buprenorphrine, is being studied for treatment-resistant depression (“TRD”). TRD, which is also known as refractory depression, refers to depressive episodes that are not adequately controlled by standard antidepressant therapy. Depression is a serious and chronic disease that affects more than 20 million American adults each year, and finding the right treatment can be difficult for many patients. Approximately half of depressed patients have an inadequate response to monotherapy, and as many as 20% have chronic depression despite multiple interventions. We plan to file an Investigational New Drug application (“IND”) in mid-calendar year 2011 and initiate a phase 1/2 trial by the end of calendar year 2011.
     In April 2010, we commenced a multicenter, randomized, double-blind, placebo-controlled, multi-dose study designed to evaluate the efficacy, safety and tolerability of ALKS 37, an orally active, peripherally-restricted opioid antagonist for the treatment of opioid-induced bowel dysfunction (“OBD”), in approximately 60 patients with OBD. We expect to report preliminary results from the phase 2 study of ALKS 37 in the first quarter of calendar year 2011. The results of this phase 2 study will inform further development of ALKS 36, a co-formulation of an opioid analgesic and ALKS 37, for the treatment of pain without the side effects of constipation.
     ALKS 9070 is a once-monthly, injectable, sustained-release version of aripiprazole for the treatment of schizophrenia and leverages our proprietary LinkeRxTM product platform. Aripiprazole is commercially available under the name ABILIFY® for the treatment of a number of CNS disorders. We commenced a phase 1/2 clinical study for ALKS 9070 for the treatment of schizophrenia and expect to report topline data from the study of ALKS 9070 in the first half of calendar year 2011.

Results of Operations
Manufacturing Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
(In millions)	2010	2009	Change	2010	2009	Change
Manufacturing revenues:
RISPERDAL CONSTA	$25.5	$27.2	$(1.7)	$84.4	$87.0	$(2.6)
Polymer	0.6	1.5	(0.9)	1.7	2.9	(1.2)
VIVITROL	0.1	—	0.1	0.1	0.4	(0.3)

Manufacturing revenues	$26.2	$28.7	$(2.5)	$86.2	$90.3	$(4.1)

     We earn manufacturing revenue on sales of RISPERDAL CONSTA when product is shipped to Janssen, based on a percentage of Janssen’s estimated unit net sales price. Revenues include a quarterly adjustment from Janssen’s estimated unit net sales price to Janssen’s actual unit net sales price for product shipped. In the three and nine months ended December 31, 2010 and 2009, our RISPERDAL CONSTA manufacturing revenues were based on an average of 7.5% of Janssen’s unit net sales price. We anticipate that we will continue to earn manufacturing revenues at 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA for product shipped in the fiscal year ending March 31, 2011 and beyond.
     The decrease in RISPERDAL CONSTA manufacturing revenues for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily due to a 6% decrease in the unit net sales price partially offset by a 28% increase in the number of units shipped to Janssen. The decrease in RISPERDAL CONSTA manufacturing revenues for the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009, was primarily due to a 1% decrease in the unit net sales price, partially offset by an 11% increase in the number of units shipped to Janssen. The decrease in the unit net sales price for both the three and nine month periods is primarily due to increased sales deductions recorded by Janssen on RISPERDAL CONSTA sales as a result of healthcare reform in the U.S., as further described in Product Sales, net, below, and the strengthening of the U.S. dollar in relation to the foreign currencies in which the product was sold.
     We earn manufacturing revenue on sales of polymer under our arrangement with Amylin when product is shipped to them, at an agreed upon price. The polymer is used in the formulation of BYDUREON. The decrease in polymer manufacturing revenues for the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, was due to a 62% and 39% decrease, respectively, in the amount of polymer shipped to Amylin.
     We earn manufacturing revenue on sales of VIVITROL under our arrangement with Cilag for resale in Russia when product is shipped to them, at an agreed upon price. The increase in VIVITROL manufacturing revenues for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was due to no shipments of VIVITROL to Cilag during the three months ended December 31, 2009. The decrease in VIVITROL manufacturing revenues for the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009, was due to a 71% decrease in the amount of VIVITROL shipped to Cilag.

Royalty Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
(In millions)	2010	2009	Change	2010	2009	Change
Royalty revenues	$9.8	$10.0	$(0.2)	$28.2	$27.5	$0.7

     Substantially all of our royalty revenues for the three and nine months ended December 31, 2010 and 2009 were related to sales of RISPERDAL CONSTA. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of RISPERDAL CONSTA in the period that the product is sold by Janssen. RISPERDAL CONSTA royalty revenues for the three and nine months ended December 31, 2010 were based on RISPERDAL CONSTA sales of $387.8 million and $1,121.3 million, respectively. RISPERDAL CONSTA royalty revenues for the three and nine months ended December 31, 2009 were based on RISPERDAL CONSTA sales of $398.7 million and $1,099.1 million, respectively.
Product Sales, net
     Our product sales consist of sales of VIVITROL in the U.S. to wholesalers, specialty distributors and specialty pharmacies. The following table presents the adjustments deducted from VIVITROL product sales, gross to arrive at VIVITROL product sales, net during the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended December 31,				Nine Months Ended December 31,
(In millions)	2010	%of Sales	2009	%of Sales	2010	%of Sales	2009	%of Sales
Product sales, gross	$9.8	100.0%	$7.2	100.0%	$28.0	100.0%	$17.7	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(1.1)	(11.2)%	(0.3)	(4.2)%	(1.9)	(6.8)%	(0.6)	(3.4)%
Chargebacks	(0.7)	(7.1)%	(0.4)	(5.6)%	(1.6)	(5.7)%	(0.7)	(4.0)%
Reserve for inventory in the channel (1)	0.6	6.1%	(0.4)	(5.6)%	(1.1)	(3.9)%	(0.5)	(2.8)%
Wholesaler fees	(0.3)	(3.0)%	(0.3)	(4.2)%	(0.9)	(3.2)%	(0.7)	(4.0)%
Other	(0.6)	(6.1)%	(0.3)	(4.2)%	(2.1)	(7.5)%	(0.9)	(5.1)%

Total adjustments	(2.1)	(21.3)%	(1.7)	(23.8)%	(7.6)	(27.1)%	(3.4)	(19.3)%

Product sales, net	$7.7	78.7%	$5.5	76.2%	$20.4	72.9%	$14.3	80.7%

(1)	Our reserve for inventory in the distribution channel is an estimate that reflects the deferral of the recognition of revenue on shipments of VIVITROL to our customers until the product has left the distribution channel, as we do not yet have the history to reasonably estimate returns related to these shipments. We estimate the product shipments out of the distribution channel based on data provided by external sources, including information on inventory levels provided by our customers as well as prescription information.
     The increase in product sales, gross for the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, was primarily due to a 14% and 36% increase in the number of units sold into the distribution channel, respectively, and a 20% and 16% increase in the sales price, respectively. The increase in Medicaid rebates as a percentage of gross sales for the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, is primarily due to an increase in customers purchasing VIVITROL through Medicaid and an increase in the Medicaid rebate per unit due to an increase in our selling price on October 1, 2010 as well as an increase in Medicaid rebates due to the U.S. healthcare reform legislation.
     Our product sales may fluctuate from period to period as a result of factors such as end user demand, which can create uneven purchasing patterns by our customers. Our product sales may also fluctuate as the result of changes or adjustments to our reserves or changes in government or customer rebates. For example, in March 2010, U.S. healthcare reform legislation was enacted, which contains several provisions that we expect will negatively affect our net sales as a percentage of gross sales, specifically, the increase in the minimum Medicaid rebates, the expansion of those entities entitled to receive Medicaid rebates based on the use of our product and the expansion of those entities entitled to purchase our products at a discounted basis under the 340(B)/Public Health Services drug pricing program. It is possible that the effect of this legislation could further adversely impact our future revenues. We are still assessing the full extent of this legislation’s future impact on our business.

Net Collaborative Profit
     Net collaborative profit for the nine months ended December 31, 2009 of $5.0 million consisted of revenue earned as a result of the $11.0 million payment we received from Cephalon to fund their share of estimated VIVITROL losses during the one-year period following the termination of the VIVITROL collaboration in December 2008. We initially recorded the $11.0 million as deferred revenue and recognized it as revenue through the application of a proportional performance model based on VIVITROL losses. The $11.0 million payment was fully recognized as revenue during the six months ended September 30, 2009.
Cost of Goods Manufactured and Sold

	Three Months Ended December 31,			Nine Months Ended December 31,
(In millions)	2010	2009	Change	2010	2009	Change
Cost of goods manufactured and sold:
RISPERDAL CONSTA	$9.5	$8.4	$(1.1)	$31.2	$30.2	$(1.0)
VIVITROL	2.4	1.1	(1.3)	6.4	5.7	(0.7)
Polymer	1.0	0.6	(0.4)	1.8	1.9	0.1

Cost of goods manufactured and sold	$12.9	$10.1	$(2.8)	$39.4	$37.8	$(1.6)

     The increase in cost of goods manufactured for RISPERDAL CONSTA in the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, was primarily due to a 28% and 11% increase in the number of units shipped to Janssen, respectively, partially offset by a 12% and 7% decrease in the unit cost of RISPERDAL CONSTA, respectively. The decrease in the unit cost of RISPERDAL CONSTA in the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, was partially due to a decrease in costs incurred for scrap of $0.9 million and $1.9 million, respectively.
     The increase in cost of goods manufactured and sold for VIVITROL in the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, was primarily due to a 55% and 12% increase in the number of units sold out of the distribution channel, respectively. Also included in cost of goods manufactured and sold for VIVITROL in the three and nine months ended December 31, 2010 are idle capacity charges of $0.4 million and $1.8 million, respectively, that are the result of managing VIVITROL inventory levels and reducing manufacturing output. No idle capacity charges were incurred during the three and nine months ended December 31, 2009. These increases to cost of goods manufactured and sold for VIVITROL were partially offset by a decrease in the amounts incurred for scrap of $0.1 million and $1.9 million in the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, respectively.
     The increase in the cost of goods manufactured for polymer in the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was due to a $0.3 million increase in costs incurred for scrap and $0.3 million in idle capacity charges, partially offset by a 62% decrease in the amount of polymer shipped to Amylin. The decrease in the cost of goods manufactured for polymer in the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009, was primarily due to a 39% decrease in the amount of polymer shipped to Amylin.
Research and Development Expense

	Three Months Ended December 31,			Nine Months Ended December 31,
(In millions)	2010	2009	Change	2010	2009	Change
Research and development	$22.5	$22.6	$0.1	$69.4	$68.8	$(0.6)

     The amount of research and development (“R&D”) expense did not materially change in the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, although the composition of the expense has changed. We saved $4.6 million and $19.4 million in the three and nine months ended December 31, 2010, respectively, in relocation and occupancy expenses as a result of the relocation of our corporate headquarters from Cambridge, Massachusetts to Waltham, Massachusetts, which was substantially completed during the fourth quarter of fiscal 2010. In the three and nine months ended December 31, 2010, we spent $3.0 million and $9.6 million more in internal clinical and preclinical study, laboratory and license and collaboration expenses, $1.7 million and $4.7 million more in employee related expenses and $0.8 million and $4.1 million more in professional service expense, as compared to the three and nine months ended December 31, 2009. The increase in internal clinical and preclinical study, laboratory and license and collaboration expenses is due to an increase in the number of ongoing studies and clinical trials. The increase in employee related expense is primarily due to an increase in share-based compensation expense due to recent equity grants awarded with a higher grant-date fair value than older grants, as well as the exclusion of certain prior grants that have vested and are no longer included in share-based compensation expense. The increase in professional service expense is primarily due to activities related to the approval of VIVITROL for opioid dependence.
     A significant portion of our R&D expenses (including laboratory supplies, travel, dues and subscriptions, recruiting costs, temporary help costs, consulting costs and allocable costs such as occupancy and depreciation) are not tracked by project as they benefit multiple projects or our technologies in general. Expenses incurred to purchase specific services from third parties to support our collaborative R&D activities are tracked by project and may be reimbursed to us by our partners. We account for our R&D expenses on a departmental and functional basis in accordance with our budget and management practices.
Selling, General and Administrative Expense

	Three Months Ended December 31,			Nine Months Ended December 31,
(In millions)	2010	2009	Change	2010	2009	Change
Selling, general and administrative	$20.5	$17.7	$(2.8)	$58.7	$57.6	$(1.1)

     The increase in selling, general and administrative (“SG&A”) expense for the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, was primarily due to an increase in share-based compensation of $1.7 million and $2.1 million, respectively, and marketing expenses of $1.2 million and $2.0 million, respectively, offset by a reduction in professional services of $1.0 million and $4.4 million, respectively. The increase in share-based compensation is primarily due to recent equity grants awarded with a higher grant-date fair value than older grants, as well as the exclusion of certain prior grants that have vested and are no longer included in share-based compensation expense. The increase in marketing expenses is primarily due to costs incurred leading up to the launch of VIVITROL for opioid dependence, and the decrease in professional services is primarily due to start-up costs related to the commercialization of VIVITROL in fiscal year 2010 that were not incurred during fiscal year 2011.
Other Income (Expense), Net

	Three Months Ended December 31,			Nine Months Ended December 31,
(In millions)	2010	2009	Change	2010	2009	Change
Interest income	$0.7	$1.0	$(0.3)	$2.2	$3.7	$(1.5)
Interest expense	—	(1.4)	1.4	(3.3)	(4.7)	1.4
Other expense, net	(0.1)	(0.2)	0.1	(0.3)	(0.3)	—

Total other income (expense), net	$0.6	$(0.6)	$1.2	$(1.4)	$(1.3)	$(0.1)

     The decrease in interest income for the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, was due to a lower average balance of cash and investments. The decrease in interest expense in the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, was due to the early redemption of our non-recourse 7% Notes on July 1, 2010. As a result of this transaction, we recorded charges of $1.4 million relating to the write-off of the unamortized portion of deferred financing costs and $0.8 million primarily related to the premium paid on the redemption of the non-recourse 7% Notes. We expect to save $3.2 million in interest and accretion expense through the previously scheduled maturity date of January 1, 2012 as a result of redeeming the non-recourse 7% Notes on July 1, 2010.

Income Taxes

	Three Months Ended December 31,			Nine Months Ended December 31,
(In millions)	2010	2009	Change	2010	2009	Change
Income tax provision (benefit)	$—	$—	$—	$(1.0)	$(0.1)	$0.9

     We recorded an income tax provision of less than $0.1 million and an income tax benefit of $1.0 million for the three and nine months ended December 31, 2010, respectively. The income tax benefit for the nine months ended December 31, 2010 is primarily related to a $0.8 million tax benefit for bonus depreciation pursuant to the Small Business Jobs Act of 2010 (“Act”). Bonus depreciation increases our 2010 alternative minimum tax (“AMT”) net operating loss (“NOL”) carryback and will allow us to recover AMT paid in the carryback period. The tax benefit was recorded as a discrete item during the three months ended September 30, 2010, the period in which the Act was enacted. The income tax provision of less than $0.1 million and the income tax benefit of $0.1 million for the three and nine months ended December 31, 2009, respectively, represented the amount we estimated we would benefit from the Housing and Economic Recovery Act of 2008.
Liquidity and Capital Resources
     Our financial condition is summarized as follows:

	December 31,	March 31,
(In millions)	2010	2010
Cash and cash equivalents	$38.9	$79.3
Investments — short-term	138.5	202.1
Investments — long-term	107.6	68.8

Total cash, cash equivalents and investments	$285.0	$350.2

Working capital	$194.2	$247.1
Outstanding borrowings — current and long-term	$—	$51.0
     Our cash flows for the nine months ended December 31, 2010 and 2009 were as follows:

	Nine Months Ended
	December 31,
(In millions)	2010	2009
Cash and cash equivalents, beginning of period	$79.3	$86.9
Cash (used in) operating activities	(14.2)	(12.3)
Cash provided by investing activities	17.2	19.5
Cash (used in) financing activities	(43.4)	(20.2)

Cash and cash equivalents, end of period	$38.9	$73.9

     Our primary source of liquidity is cash provided by our cash and investment portfolio of $285.0 million at December 31, 2010. The increase in cash used in operating activities during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009, is primarily due to the redemption of our non-recourse 7% Notes on July 1, 2010. On July 1, 2010, in addition to a scheduled principal payment of $6.4 million, we redeemed the balance of our non-recourse 7% Notes in full in exchange for $39.2 million, representing 101.75% of the outstanding principal balance in accordance with the terms of the Indenture for the non-recourse 7% Notes. We allocated $6.6 million of the principal payments made during the nine months ended December 31, 2010 to operating activities to account for the original issue discount on the non-recourse 7% Notes, and the remaining $45.4 million of principal payments was allocated to financing activities in the condensed consolidated statement of cash flows. This increase in cash used for operating activities was partially offset by an increase in the inflow of cash from our working capital accounts during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009.

     The decrease in cash provided by our investing activities in the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009, is primarily due to a decrease in the net sales of investments of $11.0 million, partially offset by a decrease in amounts invested in Acceleron.
     The increase in cash flows used in financing activities during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009, is primarily due to the redemption of our non-recourse 7% Notes on July 1, 2010, partially offset by the purchase of $2.7 million of treasury stock during the nine months ended December 31, 2009. During the nine months ended December 31, 2010, we did not make any purchases of treasury stock.
     Our investments at December 31, 2010 consist of the following:

	Amortized	Gross Unrealized		Estimated
(In millions)	Cost	Gains	Losses	Fair Value
Investments — short-term	$138.1	$0.4	$—	$138.5
Investments — long-term available-for-sale	102.9	0.2	(1.3)	101.8
Investments — long-term held-to-maturity	5.9	—	—	5.9

Total	$246.9	$0.6	$(1.3)	$246.2

     Our investment objectives are, first, to preserve liquidity and conserve capital and, second, to generate investment income. We mitigate credit risk to our investments by maintaining a well-diversified portfolio that limits the amount of investment exposure as to institution, maturity and investment type. However, the value of our investments may be adversely affected by the instability of the global financial markets which could, in turn, adversely impact our financial position and our overall liquidity. Our available-for-sale investments consist primarily of short and long-term U.S. government and agency debt securities, debt securities issued by foreign agencies, which are backed by foreign governments, and corporate debt securities. Our held-to-maturity investments consist of securities that are restricted and held as collateral under certain letters of credit related to certain of our lease agreements.
     We classify our available-for-sale investments that are in an unrealized loss position which do not mature within 12 months as long-term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At December 31, 2010, we performed an analysis of our investments with unrealized losses for impairment and determined that they are temporarily impaired.
     At December 31, 2010 and March 31, 2010, 1% and 4%, respectively, of our investments are valued using unobservable, or Level 3, inputs to determine fair value as they are not actively trading and fair values could not be derived from quoted market prices. During the nine months ended December 31, 2010, $11.0 million of our Level 3 investments were redeemed at par by the issuers.
Borrowings
     We did not have any outstanding borrowings at December 31, 2010. On July 1, 2010, in addition to a scheduled principal payment of $6.4 million, we redeemed the balance of our non-recourse 7% Notes in full in exchange for $39.2 million, representing 101.75% of the outstanding principal balance in accordance with the terms of the Indenture for the non-recourse 7% Notes. We expect to save $3.2 million in interest and accretion expense through the previously scheduled maturity date of January 1, 2012 as a result of redeeming these notes on July 1, 2010.
Contractual Obligations
     Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2010 in the “Contractual Obligations” section for a discussion of our contractual obligations. Our contractual obligations as of December 31, 2010 were not materially changed from the date of that report with the exception of the non-recourse 7% Notes which, as noted in the “Borrowings” section above, were redeemed in full on July 1, 2010.

Off-Balance Sheet Arrangements
     At December 31, 2010, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. We regularly review our marketable securities holdings and shift our holdings to those that best meet our investment objectives, which are, first, to preserve liquidity and conserve capital and, second, to generate investment income. Apart from such adjustments to our investment portfolio, there have been no material changes to our market risks in the first nine months of fiscal year 2011, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.
     We are exposed to foreign currency exchange risk related to manufacturing and royalty revenues that we receive on sales of RISPERDAL CONSTA by Janssen as summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2010. There has been no material change in our assessment of our sensitivity to foreign currency exchange rate risk during the first nine months of fiscal year 2011.
Item 4. Controls and Procedures
     a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) at December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 21, 2007, our board of directors authorized a program to repurchase up to $175.0 million of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. On June 16, 2008, the board of directors authorized the expansion of this program to $215.0 million. We did not purchase any shares under this program during the quarter ended December 31, 2010. As of December 31, 2010, we have purchased a total of 8,866,342 shares under this program at a cost of $114.0 million.
     During the three months ended December 31, 2010, we acquired, by means of net share settlements, 25,022 shares of Alkermes common stock at an average price of $11.41 per share related to the vesting of employee stock awards to satisfy employee withholding tax obligations.
Item 5. Other Information
     The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended December 31, 2010, Mr. James M. Frates, an executive officer of the Company, entered into a trading plan in accordance with Rule 10b5-1, and the Company’s policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.
Item 6. Exhibits

Exhibit
No.

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Alkermes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language):
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

Date: February 3, 2011