Form 10-K
period 2011-03-31
ALKERMES INC
filed 2011-05-20
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-14131

ALKERMES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2472830 (I.R.S. Employer Identification No.)

852 Winter Street, Waltham Massachusetts (Address of principal executive offices)	02451-1420 (Zip code)

(781) 609-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value Series A Junior Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,372,950,388.

As of May 13, 2011, 95,731,976 shares of common stock were issued and outstanding and 382,632 shares of non-voting common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our Annual Shareholders’ Meeting for the fiscal year ended March 31, 2011 are incorporated by reference into Part III of this report.

ALKERMES INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

FORWARD-LOOKING STATEMENTS

This document contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue” or other similar words. These statements discuss future expectations; and contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward looking information. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding:

•	our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity, capital expenditures and income taxes;

•	our expectations regarding the commercialization of RISPERDAL® CONSTA® (risperidone) Long-Acting Injection and VIVITROL® (naltrexone for extended-release injectable suspension) including the sales and marketing efforts of our partners Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica International, a division of Cilag International AG, which we refer to as Janssen, and our ability to establish and maintain successful sales and marketing, reimbursement and distribution arrangements for VIVITROL;

•	the recognition of milestone payments from Cilag GmbH International, or Cilag, a subsidiary of Johnson & Johnson, related to the future sales of VIVITROL;

•	our efforts and ability to evaluate and license product candidates and build our pipeline;

•	our expectations regarding our product candidates, including the development, regulatory review and commercial potential of such product candidates and the costs and expenses related thereto;

•	our expectations regarding the initiation, timing and results of clinical trials, including the thorough QT study, and data reporting;

•	our expectation and timeline for regulatory approval of the New Drug Application, or NDA, submission and the Marketing Authorization Application for BYDUREONtm (exenatide extended-release for injectable suspension) and, if approved, the commercialization of BYDUREON by Amylin Pharmaceuticals, Inc., or Amylin, and Eli Lilly & Co., or Lilly;

•	our expectations regarding the successful manufacture of our products and product candidates, including RISPERDAL CONSTA and VIVITROL, by us at a commercial scale, and our expectations regarding the successful manufacture of BYDUREON by our partner Amylin;

•	the continuation of our collaborations and other significant agreements and our ability to establish and maintain successful development collaborations;

•	our expectations regarding the financial impact of health care reform legislation and foreign currency exchange rate fluctuations and valuations;

•	the proposed merger transaction with Elan Corporation, plc;

•	the impact of new accounting pronouncements;

•	our expectations concerning the status, intended use and financial impact of our properties, including manufacturing facilities; and

•	our future capital requirements and capital expenditures and our ability to finance our operations and capital requirements.

You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to various risks and uncertainties, including the risks and uncertainties described or discussed in “Item 1A — Risk Factors” in this Annual Report. The forward looking statements contained and incorporated herein represent our judgment as of the date of this Annual Report, and we caution readers not to place undue reliance on such statements. The information contained in this Annual Report is provided by us as of the date of this Annual Report, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.

Unless otherwise indicated, information contained in this Annual Report concerning the disorders targeted by our products and product candidates and the markets in which we operate is based on information from various sources (including industry publications, medical and clinical journals and studies, surveys and forecasts and our internal research), on assumptions that we have made, which we believe are reasonable, based on those data and other similar sources and on our knowledge of the markets for our products and development programs. Our internal research has not been verified by any independent source and we have not independently verified any third-party information. These projections, assumptions and estimates are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A — Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates included in this Annual Report.

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

Overview

Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we”, “our” or the “Company”) is a fully integrated biotechnology company committed to developing innovative medicines to improve patients’ lives. We are headquartered in Waltham, Massachusetts and have a research facility in Massachusetts and a commercial manufacturing facility in Ohio. We leverage our formulation expertise and proprietary product platforms to develop, both with partners and on our own, innovative and competitively advantaged medications that can enhance patient outcomes in major therapeutic areas. Our robust pipeline includes extended-release injectable and oral products for the treatment of prevalent, chronic diseases, such as central nervous system (“CNS”) diseases, reward disorders, addiction, diabetes and autoimmune disorders.

On May 9, 2011, we and Elan Corporation, plc, or Elan, a public limited company incorporated in Ireland, announced the signing of a definitive Business Combination Agreement and Plan of Merger, or Merger Agreement, pursuant to which Alkermes and the global drug delivery technologies business of Elan, known as Elan Drug Technologies, or EDT, will be combined under New Alkermes, a new holding company incorporated in Ireland that will be re-registered as a public limited company, and renamed Alkermes, plc, at or prior to the completion of the business combination. At the conclusion of the merger, the former shareholders of Alkermes will own approximately 75% of Alkermes, plc, with the remaining approximately 25% of Alkermes, plc owned by a wholly owned subsidiary of Elan, subject to the terms of a shareholder’s agreement to be entered into at the effective time of the merger by and among such Elan subsidiary, Alkermes, and Elan. As an additional payment for EDT, Alkermes will also pay Elan $500 million in cash, subject to certain net cash and working capital adjustments. We have obtained a commitment from Morgan Stanley & Co. Incorporated, or Morgan Stanley, and HSBC Securities (USA) Inc., or HSBC, to provide up to $450 million in term loan financing which, in addition to existing cash and investment balances, will comprise the cash consideration to Elan. Under the terms of the shareholder’s agreement and subject to certain conditions, upon the closing of the merger, Elan will have the right to designate one person for election to the Alkermes, plc board of directors, will agree to vote in a manner consistent with the recommendations of the Alkermes, plc’s board of directors, and will be subject to a standstill provision and certain other restrictions on its ability to transfer Alkermes, plc shares without the consent of Alkermes plc. This transaction, which has been approved by our board of directors and the board of directors of Elan, is subject to customary closing conditions including approval of our stockholders and customary regulatory approvals. Please reference our filings with the Securities and Exchange Commission, or SEC, including our Current Report on Form 8-K filed with the SEC on May 9, 2011, for more information relating to the merger transaction, including a description of the material terms of the Merger Agreement and Shareholder’s Agreement.

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

Products and Development Programs

RISPERDAL CONSTA

RISPERDAL CONSTA long-acting injection is a long-acting formulation of risperidone, a product of Janssen, and is the first and only long-acting, atypical antipsychotic approved by the U.S. Food and Drug Administration, or FDA, for the treatment of schizophrenia and for the treatment of bipolar I disorder. The medication uses polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one injection every two weeks. RISPERDAL CONSTA is marketed by Janssen and is sold in more than 90 countries, and is exclusively manufactured by us.

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

The FDA approved RISPERDAL CONSTA as both monotherapy and adjunctive therapy to lithium or valproate in the maintenance treatment of bipolar I disorder in May 2009. RISPERDAL CONSTA is also approved for the maintenance treatment of bipolar I disorder in Canada, Australia and Saudi Arabia. Bipolar disorder is a brain disorder that causes unusual shifts in a person’s mood, energy and ability to function. It is often characterized by debilitating mood swings, from extreme highs (mania) to extreme lows (depression). Bipolar I disorder is characterized based on the occurrence of at least one manic episode, with or without the occurrence of a major depressive episode. Bipolar disorder is believed to affect approximately 5.7 million American adults, or about 2.6% of the U.S. population age 18 and older in a given year. The median age of onset for bipolar disorder is 25 years. Clinical data have shown that RISPERDAL CONSTA significantly delayed the time to relapse compared to placebo treatment in patients with bipolar I disorder.

Revenues from Janssen relating to the manufacture and sale of RISPERDAL CONSTA accounted for approximately 83%, 83% and 46% of total net revenues for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. See “Collaborative Arrangements” below for information about our relationship with Janssen.

VIVITROL

VIVITROL, an extended-release formulation of naltrexone, is the first and only once-monthly injectable medication for the treatment of alcohol dependence and the prevention of relapse to opioid dependence, following opioid detoxification. The medication uses polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one injection every four weeks. We developed, and currently market and sell, VIVITROL in the U.S.

VIVITROL was approved by the FDA for the treatment of alcohol dependence in April 2006 and was launched in the U.S. for this indication in June 2006. Alcohol dependence is a serious and chronic brain disease characterized by cravings for alcohol, loss of control over drinking, withdrawal symptoms and an increased tolerance for alcohol. According to the National Institute on Alcohol Abuse and Alcoholism’s 2001 — 2002 National Epidemiologic Survey on Alcohol and Related Conditions, it is estimated that more than 18 million Americans suffer from alcohol dependence. Adherence to medication is particularly challenging with this patient population. In clinical trials, when used in combination with psychosocial support, VIVITROL was shown to reduce the number of drinking days and heavy drinking days and to prolong abstinence in patients who abstained from alcohol the week prior to starting treatment.

The FDA approved VIVITROL for the prevention of relapse to opioid dependence, following opioid detoxification, in October 2010. Opioid dependence is a serious and chronic brain disease characterized by compulsive, prolonged self-administration of opioid substances that are not used for a medical purpose. According to the 2008 U.S. National Survey on Drug Use and Health, an estimated 1.3 million people aged 18 or older were dependent on pain relievers or heroin. In the pivotal phase 3 clinical trial, when used in combination with psychosocial support, VIVITROL demonstrated statistically significant higher rates of opioid-free urine tests, compared to patients treated with placebo, as measured by the cumulative distribution of opioid-free urine tests. Thirty-six percent of patients on VIVITROL sustained complete abstinence during the evaluation phase of the trial, as compared to 23% of patients on placebo. In addition, a greater percentage of patients in the VIVITROL group remained in the study compared to the placebo group.

In December 2007, we exclusively licensed the right to commercialize VIVITROL for the treatment of alcohol dependence and opioid dependence in Russia and other countries in the Commonwealth of Independent States (“CIS”), to Cilag. In August 2008, the Russian regulatory authorities approved VIVITROL for the treatment of alcohol dependence and Cilag launched VIVITROL in Russia in March 2009. The Russian regulatory authorities approved VIVITROL for the treatment of opioid dependence in April 2011.

BYDUREON

We are collaborating with Amylin on the development of a once-weekly formulation of exenatide, called BYDUREON, for the treatment of type 2 diabetes. BYDUREON is an injectable formulation of Amylin’s BYETTA® (exenatide) and is being developed with the goal of providing patients with an effective and more patient-friendly treatment option. BYETTA is an injection administered twice daily. BYETTA was approved by the FDA in April 2005 as adjunctive therapy to improve blood sugar control in patients with type 2 diabetes who have not achieved adequate control on metformin and/or a sulfonylurea, two commonly used oral diabetes medications, and in December 2006 as an add-on therapy for people with type 2 diabetes unable to achieve adequate glucose control on thiazolidinediones, a class of diabetes medications. In October 2009, the FDA approved BYETTA as a stand-alone medication (monotherapy) along with diet and exercise to improve glycemic control in adults with type 2 diabetes. Amylin has an agreement with Lilly for the development and commercialization of exenatide, including BYDUREON.

Diabetes is a disease in which the body does not produce or properly use insulin. Diabetes can result in serious health complications, including cardiovascular, kidney and nerve disease. Diabetes is believed to affect more than 24 million people in the U.S. and an estimated 285 million adults worldwide. Approximately 90-95% of those affected have type 2 diabetes. According to the Centers for Disease Control and Prevention’s National Health and Nutrition Examination Survey, approximately 60% of people with diabetes do not achieve their target blood sugar levels with their current treatment regimen. In addition, 85% of type 2 diabetes patients are overweight and 55% are considered obese.

In April 2010, Lilly announced that the European Medicines Agency, or EMA, had accepted the Marketing Authorization Application filing for BYDUREON for the treatment of type 2 diabetes. In April 2011, we, Lilly and Amylin announced that the Committee for Medicinal Products for Human Use, or CHMP, of the EMA has issued a positive opinion recommending approval of BYDUREON in the European Union, or EU, for the treatment of type 2 diabetes in combination with certain oral therapies. Our application to the European regulatory authorities seeks approval of BYDUREON as a once-weekly 2 mg dose for the treatment of type 2 diabetes in combination with metformin, a sulfonylurea, a thiazolidinedione, metformin plus a sulfonylurea or metformin plus a thiazolidinedione. The CHMP’s positive opinion is now referred for final action by the European Commission, which has the authority to approve medicines for the EU. The Commission usually makes a decision on CHMP recommendations within two to three months.

The NDA for BYDUREON was submitted in May 2009. The FDA issued complete response letters to Amylin in March 2010 and in October 2010. In the October 2010 complete response letter the FDA requested a thorough QT, or tQT, study and the submission of the results of the DURATION-5 clinical study to evaluate the efficacy, and the labeling of the safety and effectiveness, of the commercial formulation of BYDUREON.

In January 2011, Amylin announced that the FDA provided written approval of Amylin’s study design for a tQT study for BYDUREON and that, with the approval of the study design, Amylin commenced the study in February 2011 and submit the results of the study to the FDA in the second half of calendar year 2011.

In March 2011, Amylin, Lilly and we announced top-line results from DURATION-6, a head-to-head study designed to compare BYDUREON to daily VICTOZA® (liraglutide (rDNA origin) injection). Both drugs are members of the class of type 2 diabetes medications known as glucagon-like peptide-1, or GLP-1, receptor agonists. This open-label 26-week, multicenter clinical study compared BYDUREON (2 mg weekly) to VICTOZA administered at the maximum approved dose of 1.8 mg daily. The study was designed to measure A1C, an assessment of average blood sugar, and to evaluate safety and tolerability. Results showed that patients receiving BYDUREON experienced a reduction in A1C of 1.3 percentage points from baseline, compared to a reduction of 1.5 percentage points for VICTOZA. BYDUREON did not meet the pre-specified primary endpoint of non-inferiority to VICTOZA. More than 85 percent of patients in both treatment arms completed the study. Gastrointestinal adverse events occurred more frequently among VICTOZA patients (nausea reported among 20% of patients, vomiting 11%, diarrhea 13%) compared with BYDUREON patients (nausea 9%, vomiting 4%, diarrhea 6%). Injection site nodule occurred more frequently among BYDUREON users (10%) compared with VICTOZA users (1%). There were no major hypoglycemia events in either treatment group.

Also, in March 2011, Amylin, Lilly and we announced positive results from a phase 2 study evaluating the effects of a once-monthly injectable suspension formulation of exenatide on glycemic control in patients with type 2 diabetes. The 121-patient, phase 2 study assessed the efficacy, safety and tolerability of three different doses of exenatide once monthly. It also assessed once-weekly BYDUREON. After 20 weeks of treatment (five injections), patients randomized to the exenatide once-monthly treatment arms experienced average reductions in A1C ranging between 1.3 and 1.5 percentage points from baseline. In the once-weekly BYDUREON treatment arm, the reduction was 1.5 percentage points. A1C is a measure of average blood sugar over three months. More than 90% of patients overall completed the study. The most common adverse events among the exenatide once monthly treatment groups were headache and nausea. Headache and diarrhea were most common among the once-weekly BYDUREON group. No major or minor hypoglycemia was reported in the study.

ALKS 33

ALKS 33 is an oral opioid modulator that we are developing for the potential treatment of addictions and other CNS disorders.

In April 2010, we announced plans for the development of ALKS 33 for the treatment of binge-eating disorder and as a combination therapy with buprenorphine for the treatment of cocaine addiction and mood disorders. Binge-eating disorder is characterized by recurrent binge eating episodes during which a person feels a loss of control over his or her eating. Unlike bulimia, binge-eating episodes are not followed by purging, excessive exercise or fasting. As a result, people with binge-eating disorder often are overweight or obese. It is estimated that approximately 1% to 2% of Americans suffer from binge-eating disorder. We expect to report topline results from a phase 2 study of ALKS 33 for binge eating in mid-calendar year 2011.

In October 2010, we announced positive topline results from a randomized, double-blind, multi-dose, placebo-controlled phase 1 clinical study that assessed the safety, tolerability and pharmacodynamic effects of the combination of ALKS 33 and buprenorphine when administered alone, and in combination, to 12 opioid-experienced users. Data from the study showed that the combination therapy was generally well-tolerated and sublingual administration of ALKS 33 effectively blocked the agonist effects of buprenorphine. Based on these positive results, we expect to initiate a phase 2a study of the combination therapy for the treatment of cocaine addiction in midyear 2011. This phase 2a study is expected to be funded through a grant from the National Institute on Drug Abuse (“NIDA”). NIDA has granted us up to $2.4 million to accelerate the clinical development of the ALKS 33 and buprenorphine combination therapy. Currently, there are no medications approved for the treatment of cocaine addiction.

In December 2010, we announced preliminary results from a phase 2 study of ALKS 33 designed to assess the safety and efficacy of daily oral administration of three different dose levels of ALKS 33 compared to placebo in 400 alcohol dependent patients. The safety, dose response and efficacy profile demonstrated in the study support the unique pharmacologic properties of ALKS 33 and the further development of ALKS 33 for reward disorders and other central nervous system disorders.

In January 2011, we announced that ALKS 33, in combination with buprenorphrine, is being studied for treatment-resistant depression (“TRD”). TRD, which is also known as refractory depression, refers to depressive episodes that are not adequately controlled by standard antidepressant therapy. Depression is a serious and chronic disease that affects more than 20 million American adults each year, and finding the right treatment can be difficult for many patients. Approximately half of those patients treated for depression have an inadequate response to monotherapy, and as many as 20% have chronic depression despite multiple interventions. We plan to file an Investigational New Drug application (“IND”) in the second half of calendar year 2011 and initiate a phase 1/2 trial by the end of calendar year 2011.

ALKS 37

We are developing ALKS 37, an orally active, peripherally-restricted opioid antagonist for the treatment of opioid-induced constipation, or OIC. According to IMS Health, an estimated 266 million prescriptions were written for opioids in the U.S. during calendar year 2010. Many studies indicate that a high percentage of patients receiving opioids are likely to experience side effects affecting gastrointestinal motility. OIC can be severe and adversely impact quality of life, compromising patient compliance with opioid therapy for pain management.

In February 2011, we announced positive preliminary results from a multicenter, randomized, double-blind, placebo-controlled, multi-dose phase 2 study designed to evaluate the efficacy, safety and tolerability of ALKS 37 in 87 patients with OIC. Data from the study showed that ALKS 37 significantly improved gastrointestinal motility and increased the frequency of bowel movements in patients with OIC, while simultaneously preserving the analgesic effects of opioid treatment. The study also demonstrated that ALKS 37 was generally well tolerated with limited systemic exposure and bioavailability. Based on these results, Alkermes plans to advance ALKS 37 into an expanded development program in mid calendar 2011.

ALKS 9070

ALKS 9070 is a once-monthly, injectable, sustained-release version of aripiprazole for the treatment of schizophrenia. ALKS 9070 is our first candidate to leverage our proprietary LinkeRxtm product platform discussed below. Aripiprazole is commercially available under the name ABILIFY® for the treatment of a number of CNS disorders. We commenced a phase 1/2 clinical study for ALKS 9070 for the treatment of schizophrenia and expect to report top-line data from the study of ALKS 9070 in the first half of calendar year 2011.

Our Research and Development Expenditures

We devote significant resources to research and development programs. We focus our research and development efforts on finding novel therapeutics in areas of high unmet medical need. Please see “Item 6. Selected Financial Data” below for our research and development expenditures for our prior three fiscal years.

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

Amylin

In May 2000, we entered into a development and license agreement with Amylin for the development of BYDUREON. Pursuant to the development and license agreement, Amylin has an exclusive, worldwide license to our polymer-based microsphere technology for the development and commercialization of injectable extended-release formulations of exendins and other related compounds. Amylin has entered into a collaboration agreement with Lilly for the development and commercialization of exenatide, including BYDUREON. We receive funding for research and development and milestone payments consisting of cash and warrants for Amylin common stock upon achieving certain development and commercialization goals and will also receive royalty payments based on future product sales, if any. In October 2005 and in July 2006, we amended the development and license agreement. Under the amended agreement, we are responsible for formulation and are principally responsible for non-clinical development of any products that may be developed pursuant to the agreement and for manufacturing these products for use in early phase clinical trials. Subject to its arrangement with Lilly, Amylin is responsible for conducting clinical trials, securing regulatory approvals and marketing any products resulting from the collaboration on a worldwide basis.

In conjunction with the 2005 amendment of the development and license agreement with Amylin, we reached an agreement regarding the construction of a manufacturing facility for BYDUREON and certain technology transfer related thereto. In December 2005, Amylin purchased a facility for the manufacture of BYDUREON and began construction in early calendar year 2006. Amylin is responsible for all costs and expenses associated with the design, construction and validation of the facility. The parties agreed that we would transfer our technology for the manufacture of BYDUREON to Amylin. Amylin agreed to reimburse us for the time, at an agreed-upon full-time equivalent (“FTE”) rate, and materials we incurred with respect to the transfer of technology. In January 2009, the parties agreed that the technology transfer was complete.

Amylin will be responsible for the manufacture of BYDUREON and will operate the facility. For a period of time commencing upon the first commercial sale of BYDUREON, we will receive royalties equal to 8% of net sales from the first 40 million units of BYDUREON sold in any particular year and 5.5% of net sales from units sold beyond the first 40 million for that year. In addition, we will receive a $7.0 million milestone payment upon the first commercial sale of BYDUREON in the U.S. and an additional $7.0 million milestone payment upon the first commercial sale in a major European market country. For additional information regarding royalty payment terms, please see the terms of the development and license agreement, as amended, filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Rensselaer Polytechnic Institute

In September 2006, we and the Rensselaer Polytechnic Institute (“RPI”) entered into a license agreement granting us exclusive rights to a family of opioid receptor compounds discovered at RPI. These compounds represent an opportunity for us to develop therapeutics for a broad range of diseases and medical conditions, including addiction, pain and other CNS disorders.

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

Acceleron

In December 2009, we entered into a collaboration and license agreement with Acceleron, Inc. (“Acceleron”). In exchange for a nonrefundable upfront payment of $2.0 million, an equity investment in Acceleron of $8.0 million and certain potential milestone payments and royalties, we obtained an exclusive license to Acceleron’s proprietary long-acting Fc fusion technology platform, called the MEDIFUSIONtm technology, which is designed to extend the circulating half-life of proteins and peptides. We and Acceleron have agreed to collaborate on the development of product candidates from the MEDIFUSION technology. Pursuant to the terms of the agreement, Acceleron will perform research on a number of candidate compounds and develop up to two selected drug compounds using the MEDIFUSION technology through preclinical studies, at which point we will assume responsibility for all clinical development and commercialization of these two compounds and any other compounds we elect to develop resulting from the platform. Acceleron will retain all rights to the technology for products derived from the TGF-beta superfamily.

Our initial $8.0 million equity investment in Acceleron consisted of shares of Series D-1 convertible, redeemable preferred stock. In July 2010, we invested an additional $0.5 million in exchange for shares of Series E convertible, redeemable preferred stock and common stock warrants. Our Chief Executive Officer is one of nine members of Acceleron’s board of directors.

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

Other Arrangements

Civitas

In December 2010, we entered into an asset purchase and license agreement and equity investment agreement with Corregidor Therapeutics, Inc. (later renamed Civitas Therapeutics, Inc.) (“Civitas”). Under the terms of these agreements, we sold, assigned, transferred and licensed to Civitas our right, title and interest in our pulmonary patent portfolio and certain of our pulmonary drug delivery equipment, instruments, contracts and technical and regulatory documentation in exchange for 15% of the issued shares of the Series A Preferred Stock of Civitas and a royalty on future sales of any products developed using this pulmonary drug delivery technology. Civitas also entered into an agreement to sublease our pulmonary manufacturing facility located in Chelsea, Massachusetts and has an option to purchase our pulmonary manufacturing equipment located at this facility. In addition, we have a seat on the Civitas board of directors.

Commencing six months after its effective date, Civitas may terminate the asset purchase and license agreement for any reason upon 90 days written notice to us. We may terminate the asset purchase and license agreement for default in the event Civitas does not meet certain minimum development performance obligations. Either party may terminate the asset purchase and license agreement upon a material default or breach by the other party that is not cured within 45 days after receipt of written notice specifying the default or breach.

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

LINKERx Technology

The long-acting LinkeRx technology platform is designed to enable the creation of extended-release injectable versions of antipsychotic therapies and may also be useful in other disease areas in which long action may provide therapeutic benefits. The technology uses proprietary linker-tail chemistry to create New Molecular Entities (“NMEs”) derived from known agents. These NMEs are designed to have improved clinical utility, manufacturing and ease-of-use compared to other long-acting medications.

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

Our third party service providers involved in the manufacture of our products are subject to inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the acquisition of active pharmaceutical ingredients (“API”), manufacture, fill-finish, packaging, or storage of our products or product candidates, including as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection, could significantly impair our ability to sell our products or advance our development efforts, as the case may be. For information about risks relating to the manufacture of our products and product candidates, see “Item 1A — Risk Factors” and specifically those sections entitled “RISPERDAL CONSTA, VIVITROL, BYDUREON and our product candidates may not generate significant revenues”, “We are subject to risks related to the manufacture of our products”, “We rely on third parties to provide services in connection with the manufacture and distribution of our products”, “If we fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and a reduction in sales”, and “We rely heavily on collaborative partners.”

Commercial Products

We manufacture RISPERDAL CONSTA and VIVITROL in our Wilmington, Ohio facility. The facility has been inspected by U.S., European, Japanese, Brazilian and Saudi Arabian regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing. See “Item 2. Properties”.

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

Marketing, Sales and Distribution

We focus our sales and marketing efforts on specialist physicians in private practice and in public treatment systems. We use customary pharmaceutical company practices to market our products and to educate physicians, such as sales representatives calling on individual physicians, advertisements, professional symposia, selling initiatives, public relations and other methods. We provide customer service and other related programs for our products, such as product-specific websites, insurance research services and order, delivery and fulfillment services. In December 2008, in connection with the termination of the VIVITROL collaboration with Cephalon, we assumed responsibility for the marketing and sale of VIVITROL in the U.S. Our sales force for VIVITROL in the U.S. consists of approximately 65 individuals. VIVITROL is sold directly to pharmaceutical wholesalers, specialty pharmacies and a specialty distributor. Product sales of VIVITROL by us during the year ended March 31, 2011, to McKesson Corporation, AmerisourceBergen Drug Corporation, Cardinal Health and ASD Specialty Healthcare Inc., represented approximately 21%, 14%, 14% and 11%, respectively, of total VIVITROL sales.

Effective April 1, 2009, we entered into an agreement with Cardinal Health Specialty Pharmaceutical Services (“Cardinal SPS”), a division of Cardinal, to provide warehouse, shipping and administrative services for VIVITROL. Our expectation for fiscal year 2012 is to continue to distribute VIVITROL through Cardinal SPS.

Under our collaboration agreements with Janssen, Cilag, and Amylin, these companies are responsible for the commercialization of any products developed thereunder if and when regulatory approval is obtained.

Competition

The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. We face intense competition in the development, manufacture, marketing and commercialization of our products and product candidates from many and varied sources — academic institutions, government agencies, research institutions, biotechnology and pharmaceutical companies, including our collaborators, and other companies with similar technologies. Our success in the marketplace depends largely on our ability to identify and successfully commercialize products developed from our research activities or licensed through our collaboration activities, and to obtain financial resources necessary to fund our development activities, manufacturing and commercialization activities. Competition for our marketed products and product candidates may be based on product efficacy, safety, convenience, reliability, availability, price and reimbursement coverage, among other factors. The timing of entry of new pharmaceutical products in the market can be a significant factor in product success, and the speed with which we receive approval for products, bring them to market and produce commercial supplies may impact the competitive position of our products in the marketplace.

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

With respect to our proprietary injectable product platform, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products. RISPERDAL CONSTA may compete with a number of other injectable products including INVEGA® SUSTENNA® (paliperidone palmitate), which is marketed and sold in the U.S. by Janssen, ZYPREXA® RELPREVVtm ((olanzapine) For Extended Release Injectable Suspension) which is marketed and sold by Lilly in the U.S., EU and Australia/

New Zealand, and other products currently in development. RISPERDAL CONSTA may also compete with new oral compounds being developed for the treatment of schizophrenia.

In the treatment of alcohol dependence, VIVITROL competes with CAMPRAL® sold by Forest Laboratories, Inc. and ANTABUSE® sold by Odyssey Pharmaceuticals, Inc. as well as currently marketed drugs also formulated from naltrexone, such as REVIA® by Duramed Pharmaceuticals, Inc., NALOREX® by Bristol-Myers Squibb Pharmaceuticals Ltd. and DEPADE® by Mallinckrodt, Inc., a subsidiary of Tyco International Ltd. Other pharmaceutical companies are developing product candidates that have shown some promise in treating alcohol dependence and that, if approved by the FDA, would compete with VIVITROL.

In the treatment of opioid dependence, VIVITROL competes with methadone, oral naltrexone, and SUBOXONE® (buprenorphone HCI/naloxone HCI dehydrate sublingual tablets), SUBOXONE® (buprenorphone/naloxone) Sublingual Film, and SUBUTEX® (buprenorphine HCI sublingual tablets), each of which is marketed and sold by Reckitt Benckiser Pharmaceuticals, Inc. in the U.S. Other pharmaceutical companies are developing product candidates that have shown promise in treating opioid dependence and that, if approved by the FDA, would compete with VIVITROL.

If approved, BYDUREON would compete with established therapies for market share. Such competitive products include sulfonylureas, metformin, insulins, thiazolidinediones, glinides, dipeptidyl peptidase type IV inhibitors, insulin sensitizers, alpha-glucosidase inhibitors and sodium-glucose transporter-2 inhibitors. BYDUREON would also compete with other GLP-1 agonists, including VICTOZA, which is marketed and sold by Novo Nordisk A/S, and other products currently in development.

Other companies, including our collaborators, are developing new chemical entities or improved formulations of existing products which, if developed successfully, could compete against our products and product candidates.

Patents and Proprietary Rights

Our success will be dependent, in part, on our ability to obtain patent protection for our product candidates and those of our collaborators, to maintain trade secret protection and to operate without infringing upon the proprietary rights of others. We have a proprietary portfolio of patent rights and exclusive licenses to patents and patent applications. We have filed numerous U.S. and foreign patent applications directed to compositions of matter as well as processes of preparation and methods of use, including applications relating to each of our delivery technologies. We own approximately 85 issued U.S. patents. The earliest date upon which a U.S. patent issued to us will expire, that is currently material to our business, is 2014. In the future, we plan to file additional U.S. and foreign patent applications directed to new or improved products and processes. We intend to file additional patent applications when appropriate and defend our patent position aggressively.

We have exclusive rights through licensing agreements with third parties to approximately 11 issued U.S. patents, a number of U.S. patent applications and corresponding foreign patents and patent applications in many countries, subject in certain instances to the rights of the U.S. government to use the technology covered by such patents and patent applications. Under certain licensing agreements, we are responsible for patent expenses, and we pay annual license fees and/or minimum annual royalties. During the year ended March 31, 2011, these fees totaled approximately $0.5 million. In addition, under these licensing agreements, we are obligated to pay royalties on future sales of products, if any, covered by the licensed patents.

We know of several U.S. patents issued to other parties that may relate to our products and product candidates. The manufacture, use, offer for sale, sale or import of some of our product candidates might be found to infringe on the claims of these patents. A party might file an infringement action against us. The cost of defending such an action is likely to be high and we might not receive a favorable ruling.

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

We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our corporate partners, collaborators, employees and consultants. Any of these parties may breach the agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to, or independently developed by, a competitor, our business, results of operations, cash flows and financial condition could be materially adversely affected.

Government Regulation

Overview

Our current and contemplated activities, and the products and processes that result from such activities, are subject to substantial government regulation. Before new pharmaceutical products may be sold in the U.S. and other countries, clinical trials of the products must be conducted and the results submitted to appropriate regulatory agencies for approval. The regulatory approval process requires a demonstration of product safety and efficacy and the ability to effectively manufacture such product. Generally, such demonstration of safety and efficacy includes preclinical testing and clinical trials of product candidates.

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

United States: FDA Process

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

Clinical Trials:  Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator pursuant to an FDA-reviewed protocol. Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria, if any, to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Each clinical trial must be conducted under the auspices of an Institutional Review Board at the institution that is conducting the trial that considers, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure, which must be made to participants in the clinical trial.

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

New Drug Application (NDA) or Biologics License Application (BLA):  All data obtained from a comprehensive development program including research and product development, manufacturing, pre-clinical and clinical trials and related information are submitted in an NDA to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. In certain circumstances, this information is submitted in a Biologics License Application (“BLA”). In addition to reports of the trials conducted under the IND, the NDA includes information pertaining to the preparation of the new drug, analytical methods, details of the manufacture of finished products and proposed product packaging and labeling. The submission of an application is no guarantee that the FDA will find the application complete and accept it for filing. The FDA may refuse to file the application and request additional information rather than accept the application for filing, in which case the application must be resubmitted with the supplemental information. Once an application is accepted for filing, an FDA review team — medical doctors, chemists, statisticians, microbiologists, pharmacologists, and other experts — evaluates whether the studies the sponsor submitted show that the drug is safe and effective for its proposed use. The FDA review process may be extended by FDA requests for additional information or clarification. In fact, FDA performance goals generally provide for action on an application within 10 months, but the FDA may extend that deadline in certain circumstances. In some cases, the FDA may decide to expedite the review of new drugs that are intended to treat serious or life threatening conditions and demonstrate the potential to address unmet medical needs.

As part of its review, the FDA may refer the application to an advisory committee for evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Under legislation enacted in 2007, the FDA may determine that a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to ensure that the benefits of a new product outweigh its risks. If required, a REMS may include various elements, such as the publication and provision to patients of a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug.

In reviewing a BLA or NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval. The FDA may require larger or additional clinical trials, leading to unanticipated delay or expense. Even if such additional information and data are submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. Data from clinical trials may be subject to different interpretation, and the FDA may interpret data differently than the applicant. The receipt of regulatory approval often takes a number of years, involving the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may require, as a condition of approval, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials, or restrictions on direct-to-consumer advertising. In addition, changes in FDA approval policies or requirements may occur, or new regulations may be promulgated, which may result in delay or failure to receive FDA approval. Changes to an approved product, such as making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components requires review and approval of the FDA.

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

Adverse Event Reporting:  Regulatory authorities track information on side effects and adverse events reported during clinical studies and after marketing approval. Non-compliance with FDA safety reporting requirements may result in FDA regulatory action that may include civil action or criminal penalties. Side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal or suspension of the product from the market. Furthermore, legislation enacted in 2007 provides the FDA with expanded authority over drug products after approval. This legislation enhanced the FDA’s authority with respect to post-marketing safety surveillance including, among other things, the authority to require additional post-approval studies or clinical trials and mandate label changes as a result of safety findings, including the development and implementation of a REMS.

Hatch-Waxman Act:  Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer, or brand name, drug products. The law also provides incentives by awarding, in certain circumstances, non-patent marketing exclusivities to pioneer drug manufacturers. Newly approved drug products and changes to the conditions of use of approved products may benefit from periods of non-patent marketing exclusivity in addition to any patent protection the drug product may have. The Hatch-Waxman Act provides five years of “new chemical entity,” or NCE, marketing exclusivity to the first applicant to gain approval of a NDA for a product that contains an active ingredient, not found in any other approved product. The FDA is prohibited from accepting any abbreviated NDA, or ANDA, for a generic drug for five years from the date of approval of the NCE, or four years in the case of an ANDA containing a patent challenge (see below). The FDA is similarly prohibited from accepting any NDA where the applicant does not own or have a legal right of reference to all of the data required for approval, otherwise known as a 505(b)(2) application. The five-year exclusivity protects the entire new chemical entity franchise, including all products containing the active ingredient for any use and in any strength or dosage form. This exclusivity will not prevent the submission or approval of a full NDA, as opposed to an ANDA or 505(b)(2) application, for any drug, including, for example, a drug with the same active ingredient, dosage form, route of administration, strength and conditions of use.

The Hatch-Waxman Act also provides three years of exclusivity for applications containing the results of new clinical investigations, other than bioavailability studies, essential to the FDA’s approval of new uses of approved products, such as new indications, dosage forms, strengths, or conditions of use. However, this exclusivity only protects against the approval of ANDAs and 505(b)(2) applications for the protected use and will not prohibit the FDA from accepting or approving ANDAs or 505(b)(2) applications for other products containing the same active ingredient.

The Hatch-Waxman Act requires NDA applicants and NDA holders to provide certain information about patents related to the drug for listing in the Orange Book. ANDA and 505(b)(2) applicants must then certify regarding each of the patents listed with the FDA for the reference product. A certification that a listed patent is invalid or will not be infringed by the marketing of the applicant’s product is called a “Paragraph IV certification.” If the ANDA or 505(b)(2) applicant provides such a notification of patent invalidity or noninfringement, then the FDA may accept the ANDA or 505(b)(2) application four years after approval of the NDA. If a Paragraph IV certification is filed and the ANDA or 505(b)(2) application has been accepted as a reviewable filing by the FDA, the ANDA or 505(b)(2) applicant must then, within 30 days, provide notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant’s opinion that the patent is invalid or not infringed. The NDA holder or patent owner may file suit against the ANDA or 505(b)(2) applicant for patent infringement. If this is done within 45 days of receiving notice of the Paragraph IV certification, a one-time 30-month stay of the FDA’s ability to approve the ANDA or 505(b)(2) application is triggered. The 30-month stay begins at the end of the NDA holder’s data exclusivity period, or, if data exclusivity has expired, on the date that the patent holder is notified. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed, or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

Pediatric Exclusivity:  Section 505(a) of the Federal Food, Drug, and Cosmetic Act provides for six months of exclusivity based on the submission of pediatric data subsequent to a written request from the FDA. This period of exclusivity is added to whatever statutory or regulatory periods of exclusivity cover a drug (e.g. NCE exclusivity or patents). This is not a patent term extension, rather, it extends the period during which the FDA cannot approve an ANDA or 505(b)(2) application.

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

Good Manufacturing Processes

The FDA, the EMA, the competent authorities of the EU Member States and other regulatory agencies regulate and inspect equipment, facilities, and processes used in the manufacturing of pharmaceutical and biologic products prior to approving a product. Among the conditions for a NDA or BLA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures adhere to cGMP. Before approval of a NDA or BLA, the FDA may perform a pre-approval inspection of a manufacturing facility to determine its compliance with cGMP and other rules and regulations. In complying with cGMP, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. Similarly, NDA or BLA approval may be delayed or denied due to cGMP non-compliance or other issues at contract sites or suppliers included in the NDA or BLA, and the correction of these shortcomings may be beyond our control. Facilities are also subjected to the requirements of other government bodies, such as the U.S. Occupational Safety & Health Administration and the U.S. Environmental Protection Agency.

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

Good Clinical Practices

The FDA, the EMA and other regulatory agencies promulgate regulations and standards, commonly referred to as Good Clinical Practices, or GCP, for designing, conducting, monitoring, auditing and reporting the results of clinical trials to ensure that the data and results are accurate and that the trial participants are adequately protected. The FDA, the EMA and other regulatory agencies enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If our study sites fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and relevant regulatory agencies may require us to perform additional clinical trials before approving our marketing applications.

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

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. In addition, several states require that companies implement compliance programs or comply with industry ethics codes, adopt spending limits, and report to state governments any gifts, compensation, and other remuneration provided to physicians. The recently enacted health care reform legislation will require disclosure to the federal government of payments to physicians commencing in 2012. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege or convict us of violating these laws, our business could be materially harmed. In addition, under certain federal laws and many state laws, there is the ability for private individuals to bring similar actions. See “Item 1A — Risk Factors” and specifically those sections entitled “If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business” and “Revenues generated by sales of our products depend on the availability of reimbursement from third party payors and a reduction in payment rate or reimbursement or an increase in our financial obligation to governmental payors could result in decreased sales of our products and revenue” and “We may be exposed to product liability claims and recalls.”

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

The U.S. and foreign governments regularly consider reforming health care coverage and costs. Such reform may include changes to the coverage and reimbursement of our products which may have a significant impact on our business. In 2010, significant healthcare reform legislation was enacted in the U.S., which has had and will continue to have an impact our business by:

•	expanding the coverage of and increasing the rate of rebates on sales of our products, including (1) increasing the Medicaid rebate from 15.1% to 23.1% of the average manufacturer price, or AMP, on branded prescription drugs, (2) extending the Medicaid rebate to Medicaid managed care organizations, and (3) expanding the 340B Public Health Service, or PHS, drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers;

•	requiring drug manufactures to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e. the “donut hole”);

•	assessing a new fee allocated to all manufacturers and importers of branded prescription drugs paid for pursuant to coverage provided under specified government programs; and

•	changing the calculation of AMP for injectable drugs not generally dispensed through retail community pharmacies, which is generally expected to increase AMP.

Considerable uncertainty remains surrounding determinations necessary to implement the new legislation. For example, in November 2010 the Centers for Medicare and Medicaid Services, or CMS, amended and then withdrew current regulations governing calculation of AMP; however, no replacement regulations have been proposed.

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part B pays physicians who administer our products under a payment methodology using average sales price, or ASP, information. Manufacturers, including us, are required to provide ASP information to CMS on a quarterly basis. This information is used to compute Medicare payment rates, which are generally set at ASP plus 6% and are updated quarterly. There is a mechanism for comparison of such payment rates to widely available market prices, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. Effective January 1, 2006, Medicare began to use the same ASP plus 6% payment methodology to determine Medicare rates paid for products furnished by hospital outpatient departments. As of January 1, 2009, the reimbursement rate in the hospital outpatient setting was ASP plus 4%. The reimbursement rate in the hospital outpatient setting was increased to ASP plus 5% effective January 1, 2011. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 established the Medicare Part D program to provide voluntary prescription drug benefit to enrolled Medicare patients. This is a voluntary benefit that is being implemented through private plans under contractual arrangements with the federal government. Similar to pharmaceutical coverage through private health insurance, Part D plans are expected to negotiate discounts from drug manufacturers and pass on some of those savings to Medicare beneficiaries.

We also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under multiple subsequent amendments of that law. Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid rebate program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law as the greater of 23.1% of AMP or the difference between AMP and the best price available from us to any commercial or non-federal governmental customer. In addition, the health care reform legislation enacted in March 2010 contains a provision relating to line extensions of certain innovator drugs that may, depending on the content of interpretive guidance to be issued by CMS, impact the calculation of AMP for certain drugs. The rebate amount must be adjusted upward where the AMP for a product’s first full quarter of sales, when adjusted for increases in the Consumer Price Index — Urban, is less than the AMP for the current quarter with the upward adjustment equal to the excess amount. The rebate amount is required to be recomputed each quarter based on our report of current AMP and best price for each of our products to CMS. The terms of our participation in the rebate program imposes a requirement for us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties per item of false information in addition to other penalties available to the government.

The availability of federal funds to pay for our products under the Medicaid and Medicare Part B programs requires that we extend discounts under the 340B/PHS drug pricing program. The 340B/PHS drug pricing program extends discounts to a variety of community health clinics and other entities that receive health services grants from PHS as well as hospitals that serve a disproportionate share of poor Medicare beneficiaries.

We also make our products available for purchase by authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992, or the VHC Act, we are required to offer deeply discounted FSS contract pricing to four federal agencies — the Department of Veterans Affairs, the Department of Defense, the Coast Guard and the PHS (including the Indian Health Service) — for federal funding to be made available for reimbursement of any of our products under the Medicaid program and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the “Federal Ceiling Price,” which is, at a minimum, 24% off the Non-Federal Average Manufacturer Price for the prior fiscal year. In addition, if we are found to have knowingly submitted false information to the government, the VHC Act provides for civil monetary penalties per false item of information in addition to other penalties available to the government.

Under the 2008 National Defense Authorization Act, we are required to treat the TRICARE retail pharmacy program, which reimburses military personnel for drug purchases from retail pharmacies, as an element of the Department of Defense to ensure the application of the VHC Act’s pricing standards.

Other Regulations

Foreign Corrupt Practices Act:  We are also subject to the U.S. Foreign Corrupt Practices Act which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

Environmental Laws:  We are subject to federal, state, local and foreign environmental laws and regulations. To date, compliance with laws and regulations relating to the protection of the environment has not had a material effect on capital expenditures, earnings or our competitive position. We do not anticipate any significant expenditures in order to comply with existing environmental laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to facilities owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

Other Laws:  We are subject to a variety of financial disclosure and securities trading regulations as a public company in the U.S., including laws relating to the oversight activities of the SEC and the regulations of the NASDAQ Global Select Market, on which our shares are traded. We are also subject to various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances used in connection with our research work.

Employees

As of May 13, 2011, we had approximately 600 full-time employees. A significant number of our management and professional employees have prior experience with pharmaceutical, biotechnology or medical product companies. We believe that we have been successful in attracting skilled and experienced scientific and senior management personnel; however, competition for such personnel is intense. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

RISPERDAL CONSTA

We are not involved in the commercialization efforts for RISPERDAL CONSTA. Our revenues depend on manufacturing fees and royalties we receive from our partner for RISPERDAL CONSTA, each of which relates to sales of RISPERDAL CONSTA by our partner. For reasons outside of our control, including those mentioned below, sales of RISPERDAL CONSTA may not meet our, or our partner’s, expectations.

VIVITROL

We assumed responsibility for the marketing and sale of VIVITROL in the U.S. from Cephalon in December 2008, with Cephalon providing certain transition services to us until May 2009. VIVITROL is our first commercial product for which we have had sole responsibility for commercialization, including but not limited to sales, marketing, distribution and reimbursement-related activities. We have little commercialization experience. We may not be able to attract and retain qualified personnel to serve in our sales and marketing organization, to develop an effective distribution network or to otherwise effectively support our commercialization activities. The cost of establishing and maintaining a sales and marketing organization may exceed its cost effectiveness. If we fail to develop sales and marketing capabilities, if sales efforts are not effective or if costs of developing sales and marketing capabilities exceed their cost effectiveness, our business, results of operations, cash flows and financial condition could be materially adversely affected. In addition, there exist numerous factors, many of which are outside of our control, including but not limited to those specified below, that may materially impact the revenues received or to be received from the sale of VIVITROL.

Cilag has primary responsibility for securing all necessary regulatory approvals for VIVITROL in Russia and other countries of the CIS, and Janssen-Cilag, an affiliate of Cilag, has full responsibility for the commercialization of the product in these countries. We receive manufacturing revenues and royalty revenues based upon product sales. The revenues received or to be received from the sale of VIVITROL in Russia and countries of the CIS may not be significant and will depend on numerous factors, many of which are outside of our control, including but not limited to those specified below.

BYDUREON

Pursuant to our arrangements with Amylin, we are not responsible for the clinical development of BYDUREON, including interactions with the FDA and other regulatory agencies. There can be no assurance that the phase 3 clinical trial results and other clinical and preclinical data will be sufficient to obtain regulatory approval for BYDUREON in the U.S. or elsewhere in the world.

If BYDUREON receives approval for commercial sale, the revenues received or to be received from the sale of the product may not be significant. We are not involved in the manufacture, marketing or sales efforts for BYDRUEON. Amylin has an agreement with Lilly for the development and commercialization of exenatide, including BYDUREON. Our revenues will depend on royalties we receive from our partner for BYDUREON, which relate directly to sales of BYDUREON by Amylin and Lilly. On May 16, 2011, Amylin announced that it had filed a lawsuit against Lilly in the United States District Court for the Southern District of California alleging that Lilly is engaging in anti-competitive activity and breaching its strategic alliance agreements with Amylin to maximize commercialization of exenatide. For this and other reasons outside of our control, including those mentioned below, sales of BYDUREON may not meet our or our partner’s expectations.

We cannot be assured that RISPERDAL CONSTA, VIVITROL and BYDUREON (if approved for commercial sale), will be, or will continue to be, accepted in the U.S. or in any foreign markets or that sales of either of these products will not decline in the future or end. A number of factors may cause revenues from RISPERDAL CONSTA, VIVITROL, BYDUREON (if approved), and any of our product candidates that we develop, if and when approved, to grow at a slower than expected rate, or even to decrease or end, including:

•	perception of physicians and other members of the health care community as to our products’ safety and efficacy relative to that of competing products;

•	the cost-effectiveness of our products;

•	patient and physician satisfaction with our products;

•	the ability to manufacture our commercial products successfully and on a timely basis;

•	the cost and availability of raw materials necessary for the manufacture of our products;

•	the size of the markets for our products;

•	reimbursement policies of government and third party payors;

•	unfavorable publicity concerning our products, similar classes of drugs, or the industry generally;

•	the introduction, availability and acceptance of competing treatments, including treatments marketed and sold by our collaborators;

•	the reaction of companies that market competitive products;

•	adverse event information relating to our products or to similar classes of drugs;

•	changes to the product labels of our products, or of products within the same drug class, to add significant warnings or restrictions on use;

•	the continued accessibility of third parties to vial, label and distribute our products on acceptable terms;

•	the unfavorable outcome of patent litigation related to any of our products;

•	regulatory developments related to the manufacture or continued use of our products, including the issuance of a REMS by the FDA;

•	the extent and effectiveness of the sales and marketing and distribution support our products receive;

•	our collaborators’ decisions as to the timing of product launches, pricing and discounting;

•	disputes among our collaborators relating to the marketing and sale of partnered products;

•	foreign exchange rate valuations and fluctuations; and

•	any other material adverse developments with respect to the commercialization of our products.

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

Our current and future revenues depend substantially upon continued sales of RISPERDAL CONSTA by our partner, Janssen. Any significant negative developments relating to this product, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including those marketed and sold by our partner, or adverse regulatory or legislative developments, would have a material adverse effect on our business, results of operations, cash flows and financial condition. Although we have developed and continue to develop additional products for commercial introduction, we expect to be substantially dependent on sales from this product. A decline in sales from this product would adversely affect our business.

We rely heavily on collaborative partners.

Our arrangements with collaborative partners are critical to bringing our products to the market and successfully commercializing such marketed products. We rely on these parties in various respects, including to conduct preclinical testing and clinical trials; to provide funding for product candidate development programs; to provide raw materials, product forecasts, and sales and marketing services; to create and manage the distribution model for our commercial products; to commercialize our products; or to participate actively in, or manage, the regulatory approval process. Most of our collaborative partners can terminate their agreements with us for no reason and on limited notice. We cannot guarantee that any of these relationships will continue. Failure to make or maintain these arrangements or a delay in a collaborative partner’s performance, or factors that may affect our partner’s sales, may materially adversely affect our business, financial condition, cash flows and results of operations.

We cannot control our collaborative partners’ performance or the resources they devote to our programs. Consequently, programs may be delayed or terminated or we may have to use funds, personnel, laboratories and other resources that we have not budgeted. A program delay or termination or unbudgeted use of our resources may materially adversely affect our business, results of operations, cash flows and financial condition.

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

The manufacture of pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time including, but not limited to, product loss due to material failure, equipment failure, vendor error or operator error. Problems with manufacturing processes could result in product defects or manufacturing failures, which could require us to delay shipment of products or recall products previously shipped, or could impair our ability to expand into new markets or supply products in existing markets. We may not be able to resolve any such problems in a timely fashion, if at all.

We rely solely on our manufacturing facility in Wilmington, Ohio for the manufacture of RISPERDAL CONSTA, VIVITROL, polymer for BYDUREON and some of our product candidates. We contract with third party manufacturers to manufacture or formulate other of our product candidates for use in clinical trials. Supply of these products depends on the uninterrupted and efficient operation of our facility, which could be adversely affected by equipment failure, labor shortages (whether as a result of sickness or otherwise), natural disasters, power failures and many other factors. If we cannot produce sufficient commercial quantities of our products to meet demand, we would need to rely on third party manufacturers, of which there are currently very few, if any, capable of manufacturing our products as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers. Even if we were to reach agreement, the transition of the manufacturing process to a third party to enable commercial supplies could take a significant amount of time and money, and may not be successful.

Our manufacturing facility requires specialized personnel and is expensive to operate and maintain. Any delay in the regulatory approval or market launch of product candidates, or suspension of the sale of our products, to be manufactured in our facility will require us to continue to operate it and retain specialized personnel, which may cause operating losses.

Revenues generated by sales of our products depend on the availability of reimbursement from third party payors and a reduction in payment rate or reimbursement or an increase in our financial obligation to governmental payors could result in decreased sales of our products and revenue.

In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third party payors such as state and federal governments, including Medicare and Medicaid, managed care providers, and private insurance plans. If reimbursement for our products changes adversely or if we fail to obtain adequate reimbursement for our current or future products, including the existence of barriers to coverage of our products (such as prior authorization, criteria for use or other requirements), healthcare providers may limit how much, or under what circumstances, they will prescribe or administer them, or patients may be unwilling to pay any required co-payments, which could reduce the use of, and revenues generated from, our products and which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Further, when a new product, or a new indication for an existing product, is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our products, and current reimbursement policies for our marketed products may change at any time.

The U.S. Congress recently enacted legislation to reform the health care system. This legislation imposes cost containment measures that have adversely affected the amount of reimbursement for our products. These measures include increasing the minimum rebates we pay to state Medicaid programs for our drugs covered by Medicaid programs; extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations; and expanding the 340B Public Health Service drug discount program under which we are obligated to provide certain discounts on our drugs to certain purchasers. Additional provisions of the health care reform legislation, which became effective in 2011, may negatively affect our revenues and prospects for profitability in the future. Beginning in 2011, a new fee will be payable by all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drugs sales to qualifying U.S. government programs, including Medicare and Medicaid. As part of the health care reform legislation’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50% discount on brand name prescription drugs sold to beneficiaries who fall within the donut hole.

Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for our drugs. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations, including non-governmental managed care organizations, influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future. We are unable to predict the nature of such legislation and what effect it would have on our business, financial condition, cash flows and results of operations.

Our customer base that purchase VIVITROL directly from us is highly concentrated.

Our principal customers for VIVITROL are wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. Three large wholesale distributors, Cardinal Health, McKesson Corporation and AmerisourceBergen Drug Corporation, control a significant share of this network. Fluctuations in the buying patterns of these customers, which may result from seasonality, wholesaler buying decisions, a decrease in demand for VIVITROL among patients and healthcare professionals who have, to date, prescribed the drug frequently, or other factors outside of our control, could significantly affect the level of our net sales on a period-to-period basis. The impact on net sales could have a material impact on our financial condition, cash flows and results of operations.

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

We are responsible for the entire supply chain for VIVITROL, up to sale of final product and including the sourcing of raw materials and active pharmaceutical agents from third parties. We have limited experience in managing a complex, cGMP supply chain and product distribution network and issues with our third party providers may have a material adverse effect on our business, financial condition, cash flows and results of operations. The manufacture of products and product components, including the procurement of bulk drug product, packaging, storage and distribution of our products require successful coordination among us and multiple third party providers. Our inability to coordinate these efforts, the lack of capacity available at the third party contractor or any other problems with the operations of these third party contractors could require us to delay shipment of saleable products; recall products previously shipped or could impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation. Any third party we use to manufacture bulk drug product, or package, store or distribute our products to be sold in the U.S. must be licensed by the FDA. As a result, alternative third party providers may not be readily available on a timely basis.

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

We and our third party providers are generally required to maintain compliance with cGMP and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Any changes of suppliers or modifications of methods of manufacturing require amending our application to the FDA, and ultimate amendment acceptance by the FDA, prior to release of product to the marketplace. Our inability or the inability of our third party service providers to demonstrate ongoing cGMP compliance could require us to withdraw or recall product and interrupt commercial supply of our products. Any delay, interruption or other issues that arise in the manufacture, formulation, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

Many of our product candidates require significant additional research and development, as well as regulatory approval. To be profitable, we must develop, manufacture and market our products, either alone or by collaborating with others. It can take several years for a product candidate to be approved and we may not be successful in bringing additional product candidates to market. A product candidate may appear promising at an early stage of development or after clinical trials and never reach the market, or it may reach the market and not sell, for a variety of reasons. The product candidate may:

•	be shown to be ineffective or to cause harmful side effects during preclinical testing or clinical trials;

•	fail to receive regulatory approval on a timely basis or at all;

•	be difficult to manufacture on a large scale;

•	be uneconomical; or

•	infringe on proprietary rights of another party.

For factors that may affect the market acceptance of our products approved for sale, see risk factor, “We face competition in the biotechnology and pharmaceutical industries, and others.” If our delivery technologies or product development efforts fail to result in the successful development and commercialization of product candidates, if our collaborative partners decide not to pursue our product candidates or if new products do not perform as anticipated, our business, financial condition, cash flows and results of operations will be materially adversely affected.

Clinical trials for our product candidates are expensive and their outcome is uncertain.

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any products, we or our partners must demonstrate, through preclinical testing and clinical trials, that our product candidates are safe and effective for use in humans. We have incurred, and we will continue to incur, substantial expense for preclinical testing and clinical trials.

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

The results from preclinical testing and early clinical trials often have not predicted results of later clinical trials. A number of new drugs have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Clinical trials conducted by us, by our collaborative partners or by third parties on our behalf, may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for our product candidates.

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

At March 31, 2011, our accumulated deficit was $411.2 million, which is primarily the result of net losses incurred from 1987, the year we were founded, through March 31, 2011, partially offset by net income over previous fiscal years. There can be no assurance we will achieve sustained profitability.

A major component of our revenue is dependent on our partners’, and our, ability to commercialize, and our ability to manufacture economically, our marketed products RISPERDAL CONSTA and VIVITROL. In addition, if VIVITROL sales are not sufficient, we could have significant losses in the future due to ongoing expenses to commercialize VIVITROL.

Our ability to achieve sustained profitability in the future depends, in part, on our ability to:

•	obtain and maintain regulatory approval for our products and product candidates, and for our partnered products, including BYDUREON, both in the U.S. and in foreign countries;

•	efficiently manufacture our products;

•	support the commercialization of RISPERDAL CONSTA by our partner Janssen;

•	successfully commercialize VIVITROL in the U.S.;

•	support the commercialization of VIVITROL in Russia and the countries of the CIS by our partner Cilag;

•	enter into agreements to develop and commercialize our products and product candidates;

•	develop, have manufactured or expand our capacity to manufacture and market our products and product candidates;

•	obtain adequate reimbursement coverage for our products from insurance companies, government programs and other third party payors;

•	obtain additional research and development funding from collaborative partners or funding for our proprietary product candidates; and

•	achieve certain product development milestones.

In addition, the amount we spend will impact our profitability. Our spending will depend, in part, on:

•	the progress of our research and development programs for our product candidates and for our partnered product candidates, including clinical trials;

•	the time and expense that will be required to pursue FDA and/or foreign regulatory approvals for our products and whether such approvals are obtained;

•	the time and expense required to prosecute, enforce and/or challenge patent and other intellectual property rights;

•	the cost of building, operating and maintaining manufacturing and research facilities;

•	the cost of third party manufacture;

•	the number of product candidates we pursue, particularly proprietary product candidates;

•	how competing technological and market developments affect our product candidates;

•	the cost of possible acquisitions of technologies, compounds, product rights or companies;

•	the cost of obtaining licenses to use technology owned by others for proprietary products and otherwise;

•	the costs of potential litigation; and

•	the costs associated with recruiting and compensating a highly skilled workforce in an environment where competition for such employees may be intense.

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

We must obtain government approvals before marketing or selling our drug candidates in the U.S. and in foreign jurisdictions. The FDA and comparable regulatory agencies in foreign countries impose substantial and rigorous requirements for the development, production and commercial introduction of drug products. These include pre-clinical, laboratory and clinical testing procedures, sampling activities, clinical trials and other costly and time-consuming procedures. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our planned drug development and/or our commercialization efforts. Satisfaction of the requirements of the FDA and of foreign regulators typically takes a significant number of years and can vary substantially based upon the type, complexity and novelty of the drug candidate. The approval procedure and the time required to obtain approval also varies among countries. Regulatory agencies may have varying interpretations of the same data, and approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. In addition, the FDA or foreign regulatory agencies may choose not to communicate with or update us during clinical testing and regulatory review periods. The ultimate decision by the FDA or foreign regulatory agencies regarding drug approval may not be consistent with prior communications. See risk factor “RISPERDAL CONSTA, VIVITROL, BYDUREON and our product candidates may not generate significant revenues.”

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

Our business is subject to extensive government regulation and oversight. As a result, we may become subject to governmental actions which could materially adversely affect our business, results of operations, cash flows and financial condition, including:

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

The enactment in the U.S. of health care reform, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions, and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business.

If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.

Our activities, and the activities of our collaborators and third party providers, are subject to extensive and complex government regulation and oversight, including regulation under the federal Food, Drug and Cosmetic Act, the federal False Claims Act, the federal Anti-Kickback Statute, and other state and federal laws and regulations. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of health care companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state health care business, submission of false claims for government reimbursement, antitrust violations, or violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing practices are ever evolving. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business. Recent changes in U.S. fraud and abuse laws have strengthened government regulation, increased the investigative powers of government enforcement agencies, and enhanced penalties for non-compliance.

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

We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our collaborative partners, licensees, employees and consultants. Any of these parties may breach the agreements and disclose our confidential information or our competitors might learn of the information in some other way. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to, or independently developed by, a competitor, our business, results of operations, cash flows and financial condition could be materially adversely affected.

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

There has been, and we expect that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Litigation and administrative proceedings concerning patents and other intellectual property rights may be protracted, expensive and distracting to management. Competitors may sue us as a way of delaying the introduction of our products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners may be costly and time consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope and/or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights or hinder our ability to manufacture and market our products.

The commercial use of our products may cause unintended side effects or adverse reactions or incidence of misuse may occur.

We cannot predict whether the commercial use of products will produce undesirable or unintended side effects that have not been evident in the use of, or in clinical trials conducted for, such products to date. Additionally, incidents of product misuse may occur. These events, among others, could result in product recalls, product liability actions or withdrawals or additional regulatory controls (including additional regulatory scrutiny and requirements for additional labeling), all of which could have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, the reporting of adverse safety events involving our products and public rumors about such events could cause our stock price to decline or experience periods of volatility.

We may be exposed to product liability claims and recalls.

The administration of drugs in humans, whether in clinical studies or commercially, carries the inherent risk of product liability claims whether or not the drugs are actually the cause of an injury. Our products or product candidates may cause or contribute to injury or dangerous drug interactions, and we may not learn about or understand those effects until the product or product candidate has been administered to patients for a prolonged period of time. Claims for or from such injuries or interactions, may be brought by consumers, clinical trial participants, our collaborative partners or third parties selling the products. We currently carry product liability insurance coverage in such amounts as we believe are sufficient for our business. However, we cannot provide any assurance that this coverage will be sufficient to satisfy any liabilities that may arise. As our development activities progress and we continue to have commercial sales, this coverage may be inadequate, we may be unable to obtain adequate coverage at an acceptable cost or we may be unable to get adequate coverage at all or our insurer may disclaim coverage as to a future claim. This could prevent or limit our commercialization of our products. We may not be successful in defending ourselves in the litigation and, as a result, our business could be materially harmed. These lawsuits may result in large judgments or settlements against us, any of which could have a negative effect on our financial condition and business if in excess of our insurance coverage. Additionally, lawsuits can be expensive to defend, whether or not they have merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in managing our business.

Additionally, product recalls may be issued at our discretion or at the direction of the FDA, other government agencies or other entities having regulatory control for pharmaceutical product sales. We cannot assure you that product recalls will not occur in the future or that, if such recalls occur, such recalls will not adversely affect our business, results of operations, cash flows and financial condition or reputation.

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

Any of the foregoing may negatively impact our sales of newly developed products. Technological developments or the FDA’s approval of new therapeutic indications for existing products may make our existing products, or those product candidates we are developing, obsolete or may make them more difficult to market successfully, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Foreign currency exchange rates may affect revenue.

We conduct a large portion of our business in international markets. We derive a majority of our RISPERDAL CONSTA revenues from sales in foreign countries and these sales are denominated in foreign currencies. Such revenues fluctuate when translated to U.S. dollars as a result of changes in foreign currency exchange rates. We currently do not hedge this exposure. An increase in the U.S. dollar relative to other currencies in which we have revenues will cause our foreign revenues to be lower than with a stable exchange rate. A large increase in the value of the U.S. dollar relative to such foreign currencies could have a material adverse affect on our revenues, results of operations, cash flows and financial condition.

We face competition in the biotechnology and pharmaceutical industries, and others.

We can provide no assurance that we will be able to compete successfully in commercializing our products.

We face intense competition in the development, manufacture, marketing and commercialization of our products and product candidates from many and varied sources, such as academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies, including other companies with similar technologies. Some of these competitors are also our collaborative partners, who control the commercialization of products for which we receive manufacturing and royalty revenues. These competitors are working to develop and market other systems, products, vaccines and other methods of preventing or reducing disease, and new small-molecule and other classes of drugs that can be used with or without a drug delivery system.

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

With respect to our proprietary injectable product platform, we are aware that there are other companies developing extended-release delivery systems for pharmaceutical products. RISPERDAL CONSTA may compete with a number of other injectable products including INVEGA SUSTENNA, which is marketed and sold in the U.S. by Janssen, ZYPREXA RELPREVV which is marketed and sold by Lilly in the U.S., EU and Australia/New Zealand, and other products currently in development. RISPERDAL CONSTA may also compete with new oral compounds being developed for the treatment of schizophrenia.

In the treatment of alcohol dependence, VIVITROL competes with CAMPRAL sold by Forest Laboratories, Inc. and ANTABUSE sold by Odyssey Pharmaceuticals, Inc. as well as currently marketed drugs also formulated from naltrexone, such as REVIA by Duramed Pharmaceuticals, Inc., NALOREX by Bristol-Myers Squibb Pharmaceuticals Ltd. and DEPADE by Mallinckrodt, Inc., a subsidiary of Tyco International Ltd. Other pharmaceutical companies are developing product candidates that have shown some promise in treating alcohol dependence and that, if approved by the FDA, would compete with VIVITROL.

In the treatment of opioid dependence, VIVITROL competes with methadone, oral naltrexone, and SUBOXONE, SUBOXONE Sublingual Film, and SUBUTEX, each of which is marketed and sold by Reckitt Benckiser Pharmaceuticals, Inc. in the U.S. Other pharmaceutical companies are developing product candidates that have shown promise in treating opioid dependence and that, if approved by the FDA, would compete with VIVITROL.

If approved, BYDUREON would compete with established therapies for market share. Such competitive products include sulfonylureas, metformin, insulins, thiazolidinediones, glinides, dipeptidyl peptidase type IV inhibitors, insulin sensitizers, alpha-glucosidase inhibitors and sodium-glucose transporter-2 inhibitors. BYDUREON would also compete with other GLP-1 agonists, including VICTOZA, which is marketed and sold by Novo Nordisk A/S, and other products currently in development.

Physicians, patients, third party payors and the medical community may not accept or utilize our products. If our products do not achieve significant market acceptance, our business, results of operations, cash flows and financial condition may be materially adversely affected. For more information on other factors that would impact the market acceptance of our products, see the risk factor “RISPERDAL CONSTA, VIVITROL, BYDUREON and our product candidates may not generate significant revenues.”

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

If we are unable to successfully integrate the companies, businesses or properties that we acquire, we could experience a material adverse effect on our business, financial condition or results of operations. Merger and acquisition transactions, including the proposed merger with Elan Drug Technologies, or EDT, involve various inherent risks, including:

•	uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities of, the respective parties;

•	the potential loss of key customers, management and employees of an acquired business;

•	the consummation of financing transactions, acquisitions or dispositions and the related effects on our business, including financing related to our proposed transaction with EDT;

•	the ability to achieve identified operating and financial synergies from an acquisition in the amounts and on the timeframe;

•	problems that could arise from the integration of the respective businesses, including the application of internal control processes to the acquired business; and

•	unanticipated changes in business, industry, market, or general economic conditions that differ from the assumptions underlying our rationale for pursuing the transaction.

Any one or more of these factors could cause us not to realize the benefits anticipated from a transaction.

Moreover, any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. Future acquisitions could also result in our assuming more long-term liabilities relative to the value of the acquired assets than we have assumed in our previous acquisitions. Further, acquisition accounting rules require changes in certain assumptions made subsequent to the measurement period as defined in current accounting standards, to be recorded in current period earnings, which could affect our results of operations.

If we issue additional common stock, shareholders will suffer dilution of their investment and the stock price may decline.

If additional equity securities or securities convertible into equity securities are issued to raise funds or as part of a merger, acquisition, or other transaction, the ownership share of the current holders of our common stock will be reduced, which may adversely affect the market price of the common stock. As of March 31, 2011, we were obligated to issue 18,910,524 shares of common stock upon the vesting and exercise of stock options and vesting of stock awards. In addition, any of our shareholders could sell all or a large number of their shares, which could adversely affect the market price of our common stock.

We and Elan must obtain required approvals and governmental and regulatory consents to complete the merger, which, if delayed, not granted or granted with unacceptable conditions, may jeopardize or delay the merger, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the merger.

The merger with EDT is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals of our shareholders, the effectiveness of the registration statement and the expiration or termination of all waiting periods under applicable antitrust laws, including the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (“HSR Act”) and foreign antitrust laws.

The governmental agencies from which the parties will seek these approvals have broad discretion in administering the governing regulations. As a condition to their approval of the merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after consummation of the merger. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the merger or may reduce the anticipated benefits of the business combination. Further, no assurance can be given that the required shareholder approval will be obtained, that the related Registration Statement on Form S-4 will be declared effective or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. If we and Elan agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the merger, these requirements, limitations, costs, divestitures or restrictions could adversely affect our ability to integrate our operations with EDT operations or reduce the anticipated benefits of the merger. This could result in a failure to consummate the merger or have a material adverse effect on our business and results of operations.

We may fail to realize benefits estimated as a result of the merger.

The success of our merger with Elan Drug Technologies will depend, in part, on our ability to realize the anticipated synergies, business opportunities and growth prospects from combining our business with that of EDT. We may never realize these anticipated synergies, business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures. Employees might leave or be terminated because of the merger. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. Assumptions underlying estimates of expected cost savings may be inaccurate and general industry and business conditions might deteriorate. If any of these factors limit our ability to integrate our operations with those of EDT successfully or on a timely basis, the expectations of future results of operations, including certain cost savings and synergies expected to result from the merger, might not be met.

Our merger agreement with Elan requires payment of a termination fee of up to $25 million in certain instances, which could deter a third party from proposing an alternative transaction to the merger.

Under the terms of our merger agreement with Elan, we may be required to pay to Elan a termination fee of up to $25 million if the Merger Agreement is terminated in specified circumstances. The effect of this termination fee may discourage competing bidders from presenting proposals to acquire or merge with us that, from a financial perspective, might be superior to the terms of the merger. Our financial position and results of operations would be adversely affected if we were required to pay the termination fee to Elan.

Our level of indebtedness following consummation of the merger transaction could adversely affect our business and limit our ability to plan for or respond to changes in our business.

Pursuant to our merger agreement with Elan, we will pay Elan $500 million in cash, subject to certain net cash and working capital adjustments. We have obtained a commitment, subject to customary conditions, from Morgan Stanley and HSBC to provide up to $450 million in term loan financing. Our level of indebtedness following consummation of the merger transaction with Elan could adversely affect our business by, among other things:

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts and research and development;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our competitors that may have less debt; and

•	increasing our vulnerability to adverse economic and industry conditions.

The current credit and financial market conditions may exacerbate certain risks affecting our business.

The successful commercialization of our products is dependent, in large part, on reimbursement from government health administration authorities and private health insurers. As a result of the current credit and financial market conditions, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, federal and state health authorities may reduce Medicare and Medicaid reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenue. Customers may also reduce spending during times of economic uncertainty.

In addition, we rely on third parties for several important aspects of our business. We depend upon collaborators for both manufacturing and royalty revenues and the clinical development of collaboration products. We use third party contract research organizations for many of our clinical trials and we rely upon several single source providers of raw materials and contract manufacturers for the manufacture of our products and product candidates. Due to the recent tightening of global credit and the volatility in the financial markets, there may be a disruption or delay in the performance of our third party contractors, suppliers or collaborators. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected.

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

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last few years. If faced with a proxy contest, we may not be able to respond successfully to the contest, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest involving us or our collaborators because:

•	responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees;

•	perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	if individuals are elected to a board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our shareholders.

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

We cannot predict with certainty the eventual outcome of any future litigation, arbitration or third party inquiry. We may not be successful in defending ourselves or asserting our rights in new lawsuits, investigations or claims that may be brought against us and, as a result, our business could be materially harmed. These lawsuits, arbitrations, investigations or claims may result in large judgments or settlements against us, any of which could have a negative effect on our financial performance and business. Additionally, lawsuits, arbitrations and investigations can be expensive to defend, whether or not the lawsuit, arbitration or investigation has merit and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

The risk factors discussed within Item 1A and other similar matters could divert our management’s attention from other business concerns. Such matters could also result in harm to our reputation and significant monetary liability for us, and require that we take other actions not presently contemplated, any or all of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 115,000 square feet of space in Waltham, Massachusetts, which houses our principal executive offices, administrative areas and laboratories. This lease expires in 2020 and has an option to extend the term for up to two five-year periods.

We own a 15-acre manufacturing, office and laboratory site in Wilmington, Ohio. The site produces RISPERDAL CONSTA, VIVITROL and polymer for BYDUREON. We are currently operating two RISPERDAL CONSTA lines and one VIVITROL line at commercial scale. An additional line for RISPERDAL CONSTA, which was funded by and is owned by Janssen, was recently completed. Janssen has granted us an option, exercisable upon 30 days advance written notice, to purchase the additional RISPERDAL CONSTA manufacturing line at its then-current net book value.

We have entered into sublease agreements with various tenants to occupy space that we lease in Cambridge, Massachusetts under two leases, the original terms of which are effective through calendar year 2012. These leases contain provisions permitting us to extend their terms for up to two ten-year periods. We also have a sublease agreement in place for a commercial manufacturing facility we lease in Chelsea, Massachusetts designed for clinical and commercial manufacturing of inhaled products based on our pulmonary technology that we are not currently utilizing. The lease term is for fifteen years, expiring in 2015, with an option to extend the term for up to two five-year periods. As we are not currently utilizing these facilities, we have no plans to extend the Cambridge or Chelsea leases beyond their expiration date.

We believe that our current and planned facilities are adequate for our current and near-term preclinical, clinical and commercial manufacturing requirements.

Item 3.	Legal Proceedings

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, results of operations, cash flows and financial condition.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Shareholder Information

Our common stock is traded on the NASDAQ Global Select Stock Market under the symbol “ALKS.” We have 382,632 shares of our non-voting common stock issued and outstanding. There is no established public trading market for our non-voting common stock. Set forth below for the indicated periods are the high and low sales prices for our common stock:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low

1st Quarter	$13.87	$9.81	$12.33	$7.41
2nd Quarter	15.10	11.90	11.77	8.64
3rd Quarter	16.10	9.85	10.08	7.54
4th Quarter	14.75	11.86	14.19	9.47

There were 306 shareholders of record for our common stock and one shareholder of record for our non-voting common stock on May 13, 2011. In addition, the last reported sale price of our common stock as reported on the NASDAQ Global Select Stock Market on May 13, 2011 was $17.76.

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

Securities authorized for issuance under equity compensation plans

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management,” which incorporates by reference to the Proxy Statement relating to our 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”).

Repurchase of equity securities

On November 21, 2007, our board of directors authorized a program to repurchase up to $175.0 million of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. On June 16, 2008, the board of directors authorized the expansion of this repurchase program by an additional $40.0 million, bringing the total authorization under this program to $215.0 million. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not purchase any shares during the quarter or year ended March 31, 2011. As of March 31, 2011, we have purchased a total of 8,866,342 shares under this program at a cost of approximately $114.0 million.

In addition, during the quarter ended March 31, 2011, we acquired, by means of net share settlements, 2,393 shares of our common stock at an average price of $12.77 per share, related to the vesting of employee stock awards to satisfy withholding tax obligations.

Stock Performance Graph

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that Alkermes specifically incorporates it by reference into such filing.

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock for the last five fiscal years, with the cumulative total return on the Nasdaq Stock Market (U.S.) Index and the Nasdaq Biotechnology Index. The comparison assumes $100 was invested on March 31, 2006 in our common stock and in each of the foregoing indices and further assumes reinvestment of any dividends. We did not declare or pay any dividends on our common stock during the comparison period.

Comparison of Cumulative Total Returns

Comparison of Cumulative Total Returns

	2006	2007	2008	2009	2010	2011
Alkermes, Inc.	100	70	54	55	59	59
NASDAQ Stock Market (U.S.) Index	100	104	97	52	82	97
NASDAQ Biotechnology Index	100	92	93	81	112	124

Item 6.	Selected Financial Data

The selected historical financial data set forth below at March 31, 2011 and 2010 and for the years ended March 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected historical financial data set forth below at March 31, 2008, 2007 and 2006 and for the years ended March 31, 2008 and 2007 are derived from audited consolidated financial statements, which are not included in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended March 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
REVENUES:
Manufacturing revenues	$118,521	$112,938	$116,844	$101,700	$105,416
Royalty revenues	38,319	36,979	33,247	29,457	23,151
Product sales, net	28,920	20,245	4,467	—	—
Research and development revenue under collaborative arrangements	880	3,117	42,087	89,510	74,483
Net collaborative profit(1)	—	5,002	130,194	20,050	36,915

Total revenues	186,640	178,281	326,839	240,717	239,965

EXPENSES:
Cost of goods manufactured and sold	52,185	49,438	43,396	40,677	45,209
Research and development	97,239	95,363	89,478	125,268	117,315
Selling, general and administrative	82,847	76,514	59,008	59,508	66,399
Impairment of long-lived assets(2)	—	—	—	11,630	—
Restructuring(2)	—	—	—	6,423	—

Total expenses	232,271	221,315	191,882	243,506	228,923

OPERATING (LOSS) INCOME	(45,631)	(43,034)	134,957	(2,789)	11,042

OTHER (EXPENSE) INCOME(3)	(860)	(1,667)	(3,945)	175,619	(499)

(LOSS) INCOME BEFORE INCOME TAXES	(46,491)	(44,701)	131,012	172,830	10,543

(BENEFIT) PROVISION FOR INCOME TAXES	(951)	(5,075)	507	5,851	1,098

NET (LOSS) INCOME	$(45,540)	$(39,626)	$130,505	$166,979	$9,445

(LOSS) EARNINGS PER COMMON SHARE:
BASIC	$(0.48)	$(0.42)	$1.37	$1.66	$0.10

DILUTED	$(0.48)	$(0.42)	$1.36	$1.62	$0.09

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
BASIC	95,610	94,839	95,161	100,742	99,242

DILUTED	95,610	94,839	96,252	102,923	103,351

Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$294,730	$350,193	$404,482	$460,361	$357,466
Total assets	452,448	515,600	566,486	656,311	568,621
Long-term debt(4)	—	—	75,888	160,371	156,898
Unearned milestone revenue — current and
long-term	—	—	—	117,657	128,750
Shareholders’ equity	392,018	412,616	434,888	305,314	203,461

(1)	Includes $120.7 million recognized as revenue upon the termination of the VIVITROL collaboration with Cephalon during the year ended March 31, 2009.

(2)	Represents charges in connection with the termination of the AIR Insulin development program and our March 2008 restructuring of operations. In connection with the termination of the AIR Insulin development program, we determined that the carrying value of the assets at our AIR commercial manufacturing facility exceeded their fair value and recorded an impairment charge. The March 2008 restructuring program was substantially completed during fiscal 2009. Certain closure costs related to the leased facilities exited in connection with the March 2008 restructuring of operations will continue to be paid through December 2015.

(3)	Includes a gain on the sale of our Series C convertible, redeemable preferred stock of Reliant Pharmaceuticals, Inc. (“Reliant”) during the year ended March 31, 2008 of $174.6 million. This gain was recorded upon the acquisition of Reliant by GlaxoSmithKline in November 2007. We purchased the Series C convertible, redeemable preferred stock of Reliant for $100.0 million in December 2001, and our investment in Reliant had been written down to zero prior to the time of the sale.

(4)	Includes the Non-Recourse RISPERDAL CONSTA secured 7% Notes (the “non-recourse 7% Notes”), which were issued by RC Royalty Sub LLC, a wholly-owned subsidiary of Alkermes, Inc. (“Royalty Sub”) and are non-recourse to Alkermes. These notes were fully redeemed on July 1, 2010 in advance of the previously scheduled maturity date of January 1, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Alkermes is a fully integrated biotechnology company committed to developing innovative medicines to improve patients’ lives. We are headquartered in Waltham, Massachusetts and have a research facility in Massachusetts and a commercial manufacturing facility in Ohio. We leverage our formulation expertise and proprietary product platforms to develop, both with partners and on our own, innovative and competitively advantaged medications that can enhance patient outcomes in major therapeutic areas. Our robust pipeline includes extended-release injectable and oral products for the treatment of prevalent, chronic diseases, such as CNS disorders, reward disorders, addiction, diabetes and autoimmune disorders.

In the near term, our current and future revenues are dependent upon the continued sales of our two principal products, RISPERDAL CONSTA, which we manufacture for the treatment of schizophrenia and bipolar I disorder, and VIVITROL, which we developed, manufacture and commercialize for alcohol dependence and for the prevention of relapse to opioid dependence, following opioid detoxification. RISPERDAL CONSTA and VIVITROL revenues comprised 83% and 16%, respectively, of our consolidated revenues for the year ended March 31, 2011. In the longer term, our revenue growth will be dependent upon the successful pursuit of clinical development, regulatory approval and launch of new commercial products. As part of our ongoing research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels.

Net loss for the year ended March 31, 2011 was $45.5 million, or $0.48 per common share — basic and diluted, as compared to a net loss of $39.6 million, or $0.42 per common share — basic and diluted for the year ended March 31, 2010 and net income of $130.5 million, or $1.37 per common share — basic and $1.36 per common share — diluted for the year ended March 31, 2009. As described below under “Results of Operations,” our operating results for the year ended March 31, 2011 reflect the following:

•	Manufacturing and royalty revenues from RISPERDAL CONSTA totaled $154.3 million, representing an increase of 6% over the year ended March 31, 2010. RISPERDAL CONSTA is marketed by Janssen and sold in more than 90 countries, and is exclusively manufactured by us.

•	Product sales, net, manufacturing and royalty revenues from VIVITROL totaled $29.2 million, representing an increase of 41% over the year ended March 31, 2010. We market VIVITROL in the U.S. and we exclusively manufacture VIVITROL and licensed the right to commercialize VIVITROL for the treatment of alcohol dependence and opioid dependence in Russia and other countries in the CIS to Cilag. In October 2010, the FDA approved VIVITROL for the prevention of relapse to opioid dependence, following opioid detoxification. In April 2011, the Russian regulatory authorities approved VIVITROL for the treatment of opioid dependence.

•	Total expenses increased by $11.0 million, as compared to the year ended March 31, 2010, due primarily to an increase in the number of ongoing studies and clinical trials, marketing expenses due to the start-up costs related to the commercialization of VIVITROL and employee related expenses, partially offset by savings in depreciation, relocation and occupancy savings as a result of the relocation of our corporate headquarters from Cambridge, Massachusetts to Waltham, Massachusetts in fiscal year 2010.

•	In July 2010, in addition to a scheduled principal payment of $6.4 million, we redeemed the balance of our non-recourse 7% Notes in full in exchange for $39.2 million, representing 101.75% of the outstanding principal balance in accordance with the terms of the Indenture for the non-recourse

7% Notes. As a result of this transaction, we recorded charges of $1.4 million relating to the write-off of the unamortized portion of deferred financing costs and $0.8 million primarily related to the premium paid on the non-recourse 7% Notes. We expect to save $3.2 million in interest and accretion expense through the previously scheduled maturity date of January 1, 2012 as a result of redeeming the non-recourse 7% Notes on July 1, 2010.

•	As previously discussed, we entered into the Merger Agreement with Elan pursuant to which we and EDT will be combined under a new holding company incorporated in Ireland that will be re-registered as a public limited company and renamed Alkermes, plc, at or prior to the completion of the business combination. At the conclusion of the merger, our former shareholders will own approximately 75% of Alkermes, plc, with the remaining 25% of Alkermes, plc, owned by a wholly owned subsidiary of Elan, subject to the terms of a shareholder’s agreement to be entered into at the effective time of the merger by and among such Elan subsidiary, Alkermes and Elan. Upon closing, as an additional payment for EDT, we will also pay Elan $500 million in cash, subject to certain net cash and working capital adjustments. We have obtained a commitment from Morgan Stanley and HSBC to provide up to $450 million in term loan financing which, in addition to existing cash and investment balances, will comprise the cash consideration to Elan. This transaction, which was been approved by our board of directors and the board of directors of Elan is subject to customary closing conditions including approval of our shareholders and customary regulatory approvals.

Results of Operations

Manufacturing Revenues

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2011	2010	2009	2011-2010	2010-2009
	(In millions)

Manufacturing revenues:
Risperdal Consta	$116.1	$109.0	$112.4	$7.1	$(3.4)
Polymer	2.3	3.4	—	(1.1)	3.4
Vivitrol	0.1	0.5	4.4	(0.4)	(3.9)

Manufacturing revenues	$118.5	$112.9	$116.8	$5.6	$(3.9)

The increase in RISPERDAL CONSTA manufacturing revenues for the year ended March 31, 2011, as compared to the year ended March 31, 2010, was primarily due to a 16% increase in the number of units shipped to Janssen, partially offset by a 5% decrease in the net unit sales price due to foreign currency fluctuations and a 1% decrease in the net unit sales price due in part to the effect from the recently-enacted U.S. health care reform law. The decrease in RISPERDAL CONSTA manufacturing revenues for the year ended March 31, 2010, as compared to the year ended March 31, 2009, was due to a 2% decrease in the number of units shipped to Janssen and a 1% decrease in the net unit sales price. See Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for information on foreign currency exchange rate risk related to RISPERDAL CONSTA revenues.

The decrease in polymer manufacturing revenues for the year ended March 31, 2011, as compared to the year ended March 31, 2010, was due to a 33% decrease in the amount of polymer shipped to Amylin. We did not make any shipments of polymer to Amylin during the year ended March 31, 2009.

The decrease in VIVITROL manufacturing revenues for the year ended March 31, 2011, as compared to the year ended March 31, 2010, was due to a 71% decrease in the amount of VIVITROL shipped to Cilag for resale in Russia. The decrease in VIVITROL manufacturing revenues for the year ended March 31, 2010, as compared to the year ended March 31, 2009, is due to the inclusion of manufacturing revenues on product sold to Cephalon during the first eight months of the year ended March 31, 2009 under our VIVITROL collaboration with Cephalon. In December 2008, in connection with the termination of the VIVITROL collaboration with Cephalon, we assumed responsibility for the marketing and sale of VIVITROL in the

U.S. and began reporting sales of VIVITROL in the U.S. as Product Sales. From December 1, 2008 through March 31, 2011, VIVITROL manufacturing revenues consist solely of VIVITROL shipments to Cilag for resale in Russia.

Royalty Revenues

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2011	2010	2009	2011-2010	2010-2009
	(In millions)

Royalty revenues	$38.3	$37.0	$33.2	$1.3	$3.8

Substantially all of our royalty revenues for the years ended March 31, 2011, 2010 and 2009 were related to sales of RISPERDAL CONSTA. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of RISPERDAL CONSTA in the period that the product is sold by Janssen. Royalty revenues for the years ended March 31, 2011, 2010 and 2009 were based on RISPERDAL CONSTA sales of $1,525.6 million, $1,477.6 million and $1,324.9 million, respectively. Units sold in foreign countries by Janssen in the year ended March 31, 2011, 2010 and 2009 accounted for 83%, 79% and 77% of the total units sold, respectively.

Product Sales, net

In December 2008, upon termination of the VIVITROL collaboration with Cephalon, we assumed responsibility for the marketing and sale of VIVITROL in the U.S. The following table presents the adjustments deducted from VIVITROL product sales, gross to arrive at VIVITROL product sales, net during the years ended March 31, 2011 and 2010 and the period from December 1, 2008 through March 31, 2009:

					December 1, 2008
	Year Ended March 31,		Year Ended March 31,		Through March 31,
	2011		2010		2009
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
	(In millions)

Product sales, gross	$39.3	100.0%	$24.7	100.0%	$6.3	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(3.1)	(8.0)%	(0.9)	(3.6)%	(0.2)	(3.2)%
Chargebacks	(2.4)	(6.1)%	(1.2)	(4.9)%	(0.1)	(1.6)%
Wholesaler fees	(1.3)	(3.3)%	(0.9)	(3.6)%	—	0.0%
Reserve for inventory in the channel(1)	(0.8)	(2.0)%	(0.5)	(2.0)%	(1.3)	(20.6)%
Other	(2.8)	(7.1)%	(1.0)	(4.1)%	(0.2)	(3.2)%

Total adjustments	(10.4)	(26.5)%	(4.5)	(18.2)%	(1.8)	(28.6)%

Product sales, net	$28.9	73.5%	$20.2	81.8%	$4.5	71.4%

(1)	Our reserve for inventory in the channel is an estimate that reflects the deferral of the recognition of revenue on shipments of VIVITROL to our customers until the product has left the distribution channel as we do not yet have the history to reasonably estimate returns related to these shipments. We estimate the product shipments out of the distribution channel through data provided by external sources, including information on inventory levels provided by our customers as well as prescription information.

The increase in product sales, gross for the year ended March 31, 2011, as compared to the year ended March 31, 2010, was primarily due to a 36% increase in the number of units sold into the distribution channel and a 17% increase in the sales price. The increase in Medicaid rebates as a percentage of gross sales for the year ended March 31, 2011, as compared to the year ended March 31, 2010, was primarily due to higher rebates resulting from a price increase in October 2010 and the effect from the recently-enacted U.S. health care reform law, which increased Medicaid rebates and extended Medicaid rebates to managed care organizations. The increase in chargebacks as a percentage of gross sales for the year ended March 31, 2011, as compared to the year ended March 31, 2010, is primarily due to VIVITROL price increases and increased Public Health Service pricing discounts.

During the year ended March 31, 2009, gross sales of VIVITROL were $18.9 million, which consisted of $12.6 million of sales by Cephalon prior to the termination of the VIVITROL collaboration and $6.3 million of sales made by us after the termination of the collaboration. The increase in total VIVITROL gross sales during the year ended March 31, 2010, as compared to the year ended March 31, 2009, was primarily due to a 23% increase in the sales price and a 7% increase in the number of units sold.

Research and Development Revenue Under Collaborative Arrangements

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2011	2010	2009	2011-2010	2010-2009
	(In millions)

Research and development programs:
BYDUREON	$0.6	$0.7	$9.5	(0.1)	$(8.8)
Four-week RISPERDAL CONSTA	—	2.0	4.6	(2.0)	(2.6)
AIR® Insulin	—	—	26.8	—	(26.8)
Other	0.3	0.4	1.2	(0.1)	(0.8)

Research and development revenue under collaborative arrangements	$0.9	$3.1	$42.1	(2.2)	$(39.0)

The decrease in research and development (“R&D”) revenues in the year ended March 31, 2011, as compared to the year ended March 31, 2010, was primarily due to the decision made by our collaborative partner, Johnson & Johnson Pharmaceutical Research and Development, L.L.C. (“J&JPRD”) in August 2009 not to pursue further development of a four-week formulation of RISPERDAL CONSTA. The decrease in R&D revenues in the year ended March 31, 2010, as compared to the year ended March 31, 2009, was primarily due to termination of the AIR Insulin development program in March 2008, the final revenue from which was recognized in the three months ended June 30, 2009. In addition, there was a decrease in revenues generated from the BYDUREON development program due to reduced activity as the program neared the submission of the NDA to the FDA, which occurred in May 2009.

Net Collaborative Profit

Upon the termination of the VIVITROL collaboration with Cephalon, we received $11.0 million from Cephalon to fund their share of estimated VIVITROL losses during the one-year period following December 1, 2008 (the “Termination Date”). We recorded the $11.0 million as deferred revenue and recognized $5.0 million and $6.0 million as revenue though the application of a proportional performance model based on net VIVITROL losses in the years ended March 31, 2010 and 2009, respectively. On the Termination Date, we also recognized $120.7 million of net collaborative profit which consisted of $113.9 million of unearned milestone revenue and $6.8 million of deferred revenue, as we had no remaining performance obligations to Cephalon and the amounts were nonrefundable.

Cost of Goods Manufactured and Sold

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2011	2010	2009	2011-2010	2010-2009
	(In millions)

Cost of goods manufactured and sold:
Risperdal Consta	$41.0	$40.2	$31.3	$(0.8)	$(8.9)
Vivitrol	8.8	6.9	11.8	(1.9)	4.9
Polymer	2.4	2.3	0.3	(0.1)	(2.0)

Cost of goods manufactured and sold	$52.2	$49.4	$43.4	$(2.8)	$(6.0)

The increase in cost of goods manufactured for RISPERDAL CONSTA in the year ended March 31, 2011, as compared to the year ended March 31, 2010, was primarily due to a 16% increase in the number of units shipped to Janssen, partially offset by an 11% decrease in the unit cost of RISPERDAL CONSTA. The decrease in the unit cost of RISPERDAL CONSTA is partially due to a $1.7 million decrease in costs incurred for scrap. The increase in cost of goods manufactured for RISPERDAL CONSTA in the year ended March 31, 2010, as compared to the year ended March 31, 2009, was primarily due to a $7.2 million increase in overhead and support costs allocated to cost of goods manufactured and a $1.8 million increase in the costs incurred for scrap. These costs were partially offset by a 2% decrease in the number of units of RISPERDAL CONSTA shipped to Janssen. The increase in overhead and support costs allocated to cost of goods manufactured is the result of the increased focus on manufacturing activities, as compared to development activities, at our Ohio manufacturing facility.

The increase in cost of goods manufactured and sold for VIVITROL in the year ended March 31, 2011, as compared to the year ended March 31, 2010, was primarily due to a 19% increase in the number of units sold out of the distribution channel and $1.8 million of idle capacity charges that are the result of managing VIVITROL inventory levels by reducing manufacturing output. These increases to cost of goods manufactured and sold for VIVITROL were partially offset by a $1.8 million decrease in costs incurred for scrap in the year ended March 31, 2011, as compared to the year ended March 31, 2010. The decrease in cost of goods manufactured and sold for VIVITROL in the year ended March 31, 2010, as compared to the year ended March 31, 2009, was primarily due to a $4.5 million reduction in costs incurred for scrap and reduced costs related to the restart of our manufacturing line following scheduled shutdowns.

We also began to manufacture polymer for Amylin for use in the formulation of BYDUREON during the fourth quarter of the year ended March 31, 2009. The increase in cost of goods manufactured for polymer in the year ended March 31, 2011, as compared to the year ended March 31, 2010, was primarily due to $0.8 million of idle capacity charges, partially offset by a 33% decrease in the amount of polymer shipped to Amylin.

Research and Development Expense

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2011	2010	2009	2011-2010	2010-2009
	(In millions)

Research and development	$97.2	$95.4	$89.5	$(1.8)	$(5.9)

The increase in R&D expenses for the year ended March 31, 2011, as compared to the year ended March 31, 2010, was primarily due to an increase of $11.7 million in internal clinical and preclinical study, laboratory and license and collaboration expenses, a $7.3 million increase in professional service expense and a $7.0 million increase in employee related expenses. The increase in internal clinical and preclinical study, laboratory and license and collaboration expenses is due to an increase in the number of and composition of ongoing clinical and preclinical studies. The increase in professional service expense is primarily due to activities related to the approval of VIVITROL for opioid dependence and the increase in employee related expenses is primarily due to an increase in share-based compensation expense due to recent equity grants awarded with a higher grant-date fair value than older grants, as well as the exclusion of certain prior grants that have vested and are no longer included in share-based compensation expense. These increases were partially offset by $24.0 million in savings in depreciation, relocation and occupancy savings as a result of the relocation of our corporate headquarters from Cambridge, Massachusetts to Waltham, Massachusetts in fiscal year 2010.

The increase in R&D expenses for the year ended March 31, 2010, as compared to the year ended March 31, 2009, was primarily due to $18.7 million of costs we incurred as a result of the relocation of our corporate headquarters from Cambridge, Massachusetts to Waltham, Massachusetts. These costs consisted primarily of the acceleration of depreciation on laboratory related leasehold improvements located at our Cambridge facility and the write-down of laboratory equipment that is no longer in use and was disposed of. In addition, we had a $7.7 million increase in clinical and pre-clinical study expense due to an increase in the number of ongoing studies and we incurred $2.9 million of expenses under the collaboration and license agreement we signed with Acceleron. These increased expenses were partially offset by a $7.2 million decrease in overhead and support costs allocated to R&D at our Ohio manufacturing facility, as discussed above under Cost of Goods Manufactured and Sold, a decrease of $7.2 million in labor and benefits due to a reduction in R&D headcount and a $4.5 million decrease in occupancy costs due to the consolidation of space at our Cambridge facility prior to our relocation to Waltham.

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

Selling, General and Administrative Expense

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2011	2010	2009	2011-2010	2010-2009
	(In millions)

Selling, general and administrative	$82.8	$76.5	$59.0	$(6.3)	$(17.5)

The increase in selling, general and administrative (“SG&A”) expense for the year ended March 31, 2011, as compared to the year ended March 31, 2010, was primarily due to an increase in employee related expenses of $5.2 million and marketing expenses of $4.1 million, partially offset by a reduction in professional services of $3.9 million. The increase in employee related expenses is primarily due to an increase in share-based compensation as recent equity grants have been awarded with a higher grant-date fair value than older grants. The increase in marketing expenses is primarily due to costs incurred leading up to the launch of VIVITROL for opioid dependence and the decrease in professional services is primarily due to start-up costs related to the commercialization of VIVITROL for the alcohol indication during the year ended March 31, 2010, that were not incurred during the year ended March 31, 2011.

The increase in selling, general and administrative costs for the year ended March 31, 2010, as compared to the year ended March 31, 2009, was primarily due to increased sales and marketing costs as we assumed responsibility for the marketing and sale of VIVITROL in the U.S. beginning in December 2008. Our employee related expenses increased by $10.0 million and our marketing costs increased by $3.0 million in the year ended March 31, 2010, as compared to the year ended March 31, 2009, primarily due to our commercialization of VIVITROL. Also included in employee related expenses for the year ended March 31,

2010 are $1.5 million of severance and share-based compensation expense in connection with the resignation of our former President and Chief Executive Officer in September 2009.

Other (Expense) Income

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2011	2010	2009	2011-2010	2010-2009
	(In millions)

Interest income	$2.7	$4.7	$11.4	$(2.0)	$(6.7)
Interest expense	(3.3)	(6.0)	(13.7)	2.7	7.7
Other expense, net	(0.3)	(0.4)	(1.6)	0.1	1.2

Total other expense	$(0.9)	$(1.7)	$(3.9)	$0.8	$2.2

The decrease in interest income for the year ended March 31, 2011, as compared to the year ended March 31, 2010, was due to a lower average balance of cash and investments and lower interest rates earned during the year ended March 31, 2011, as compared to the year ended March 31, 2010. The decrease in interest income for the year ended March 31, 2010, as compared to the year ended March 31, 2009, was due to a lower average balance of cash and investments and lower interest rates earned during the year ended March 31, 2010, as compared to the year ended March 31, 2009.

The decrease in interest expense for the year ended March 31, 2011, as compared to the year ended March 31, 2010, was due to the early redemption of our non-recourse 7% Notes on July 1, 2010. As a result of this transaction, we recorded charges of $1.4 million relating to the write-off of the unamortized portion of deferred financing costs and $0.8 million primarily related to the premium paid on the redemption of the non-recourse 7% Notes. We expect to save $3.2 million in interest and accretion expense through the previously scheduled maturity date of January 1, 2012 as a result of redeeming the non-recourse 7% Notes on July 1, 2010. The decrease in interest expense for the year ended March 31, 2010, as compared to the year ended March 31, 2009, was due to the reduction in the outstanding balance of our non-recourse 7% Notes as a result of quarterly scheduled principal payments on the notes made during the year ended March 31, 2010 and repurchases of the notes made during the year ended March 31, 2009. Included in interest expense for the year ended March 31, 2009 is a loss on the extinguishment of the non-recourse 7% Notes of $2.5 million, consisting of $0.9 million of transaction fees and a $1.6 million difference between the carrying value and the purchase price of the non-recourse 7% Notes.

In the years ended March 31, 2011, 2010 and 2009, we recorded other-than-temporary impairments on our investments in the common stock of our collaborators of none, $0.1 million and $1.2 million, respectively, in other expense, net.

Provision for Income Taxes

				Change
	Years Ended March 31,			Favorable/(Unfavorable)
	2011	2010	2009	2011-2010	2010-2009
	(In millions)

(Benefit) provision for income taxes	$(1.0)	$(5.1)	$0.5	$(4.1)	$5.6

The income tax benefit of $1.0 million for the year ended March 31, 2011 is primarily related to a $0.8 million current tax benefit for bonus depreciation pursuant to the Small Business Jobs Act of 2010. Bonus depreciation increased our 2010 alternative minimum tax (“AMT”) net operating loss (“NOL”) carryback and allowed us to recover AMT paid in the carryback period. The income tax benefit of $5.1 million for the year ended March 31, 2010 primarily consists of a current federal income tax benefit of $3.3 million and a deferred federal and state tax benefit of $1.8 million. The current federal income tax benefit is the result of a carryback of our 2010 AMT NOL pursuant to the Worker, Homeownership and Business Act of 2009. This law increased the carryback period for certain net operating losses from two years to five years. Prior to the adoption of this law, we had recorded a full valuation allowance against the credits that were established in prior periods when we were subject to AMT provisions. The deferred federal and state tax benefit was due to our recognition of a $1.8 million income tax expense associated the increase in the value of certain securities that we carried at fair market value during the year ended March 31, 2010. This income tax expense was recorded in other comprehensive (loss) income. Our provision for income taxes in the amount of $0.5 million for the year ended March 31, 2009 primarily represents AMT due without regard to the cash benefit of excess share-based compensation deductions. The AMT paid creates a credit carryforward and a resulting deferred tax asset, for which we have recorded a full valuation allowance.

At March 31, 2011, we had approximately $274.2 million of federal NOL carryforwards, $38.5 million of state operating loss carryforwards, and $18.7 million of foreign NOL and foreign capital loss carryforwards, which expire on various dates through the year 2031 or can be carried forward indefinitely. These loss carryforwards are available to reduce future federal and foreign taxable income, if any, and are subject to review and possible adjustment by the applicable taxing authorities. The available loss carryforwards that may be utilized in any future period may be subject to limitation based upon historical changes in the ownership of our stock. We have a full valuation allowance of $133.2 million, which was recorded based upon the uncertainty surrounding future utilization of our deferred tax assets.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	March 31,	March 31,
	2011	2010
	(In millions)

Cash and cash equivalents	$38.4	$79.3
Investments — short-term	162.9	202.1
Investments — long-term	93.4	68.8

Total cash, cash equivalents and investments	$294.7	$350.2

Working capital	$204.9	$247.1
Outstanding borrowings — current and long-term	$—	$51.0

Our cash flows for the years ended March 31, 2011, 2010 and 2009 were as follows:

	Years Ended March 31,
	2011	2010	2009
	(In millions)

Cash and cash equivalents, beginning of period	$79.3	$86.9	$101.2
Cash (used in) provided by operating activities	(5.9)	(12.3)	34.6
Cash provided by investing activities	5.6	28.0	45.4
Cash used in financing activities	(40.6)	(23.3)	(94.3)

Cash and cash equivalents, end of period	$38.4	$79.3	$86.9

The decrease in cash used in operating activities during the year ended March 31, 2011, as compared to the year ended March 31, 2010, was primarily due to an increase in the amount of cash received from our customers, partially offset by an increase in cash paid to our employees and suppliers and the early redemption of our non-recourse 7% Notes on July 1, 2010. In addition to a scheduled principal payment of $6.4 million, we redeemed the balance of our non-recourse 7% Notes in full in exchange for $39.2 million, representing 101.75% of the outstanding principal balance in accordance with the terms of the Indenture for the non-recourse 7% Notes. We allocated $6.6 million of the principal payments made during the year ended March 31, 2011 to operating activities to account for the original issue discount on the non-recourse 7% Notes, and the remaining $45.4 million of principal payments was allocated to financing activities in the consolidated statement of cash flows. The increase in cash used in operating activities during the year ended March 31, 2010, as compared to the year ended March 31, 2009, was primarily due to the termination of the VIVITROL collaboration with Cephalon, which resulted in the addition of approximately $16.2 million in payments for sales and marketing costs as we hired employees to market and sell VIVITROL in the year ended March 31, 2010. Prior to the termination of the VIVITROL collaboration, our costs related to VIVITROL were shared with Cephalon. We also increased the number of R&D programs in the clinical or preclinical stage during the year ended March 31, 2010, as compared to the year ended March 31, 2009.

The decrease in cash provided by investing activities during the year ended March 31, 2011, as compared to the year ended March 31, 2010, is primarily due to a decrease in the net sales of investments, partially offset by a decrease in property, plant and equipment purchases and our investment in Acceleron. During the year ended March 31, 2010, we moved our corporate headquarters from Cambridge, Massachusetts, to Waltham, Massachusetts and increased cash expenditures for property, plant and equipment to furnish and equip our new headquarters. During the year ended March 31, 2010, we also entered into a collaborative arrangement with Acceleron and made an $8.0 million investment in Acceleron. The decrease in cash provided by investing activities during the year ended March 31, 2010, as compared to the year ended March 31, 2009, is primarily due to increased cash expenditures for property, plant and equipment to furnish and equip our new corporate headquarters and our investment in Acceleron, partially offset by an increase in net sales of investments during the year ended March 31, 2010 and cash received from the sale of fixed assets to Amylin in the year ended March 31, 2009.

The increase in cash used in financing activities during the year ended March 31, 2011, as compared to the year ended March 31, 2010, is primarily due to the early redemption of our non-recourse 7% Notes, as discussed above. The decrease in cash used in financing activities during the year ended March 31, 2010, as compared to the year ended March 31, 2009, is primarily due to our purchase of an aggregate total of $93.0 million principal amount of our non-recourse 7% Notes for $89.4 million and the purchase of $18.0 million of treasury stock under our stock repurchase program during the year ended March 31, 2009.

At March 31, 2011, our investments consist of the following:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(In millions)

Investments — short-term	$162.5	$0.4	$—	$162.9
Investments — long-term available-for-sale	88.8	—	(1.3)	87.5
Investments — long-term held-to-maturity	5.9	—	—	5.9

Total	$257.2	$0.4	$(1.3)	$256.3

Our investment objectives are, first, to preserve liquidity and conservation of capital and, second, to obtain investment income. Our available-for-sale investments consist primarily of short and long-term U.S. government and agency debt securities, debt securities issued by foreign agencies and backed by foreign governments, corporate debt securities and strategic equity investments, which include the common stock of public companies we have or had a collaborative arrangement with. Our held-to-maturity investments consist of investments that are restricted and held as collateral under certain letters of credit related to certain of our lease agreements.

Our primary sources of liquidity are cash provided by past operating activities, payments we have received under R&D arrangements and other arrangements with collaborators and private placements of debt securities. As discussed in Part I, we will pay Elan $500 million in cash, subject to certain net cash and working capital adjustments. We have obtained a commitment, subject to customary conditions, from Morgan Stanley and HSBC to provide up to $450 million in term loan financing which, in addition to existing cash and investment balances, will comprise the cash consideration to Elan.

We classify available-for-sale investments in an unrealized loss position which do not mature within the upcoming 12 months as long-term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At March 31, 2011, we performed an analysis of our investments with unrealized losses for impairment and determined that they are temporarily impaired.

At March 31, 2011, less than 1% of our investments are valued using unobservable, or Level 3, inputs to determine fair value as they are not actively trading and fair values could not be derived from quoted market prices. The illiquidity of our Level 3 investments does not have a material impact on our overall liquidity, operations, financial flexibility or stability. We expect to incur significant additional R&D costs and other costs as we expand the development of our proprietary product candidates, including costs related to preclinical studies and clinical trials. Our costs, including R&D costs for our product candidates, manufacturing, and sales, marketing and promotional expenses for any current or future products marketed by us or our collaborators, if any, may exceed revenues in the future, which may result in losses from operations. We believe that our current cash and cash equivalents and short and long-term investments, combined with anticipated revenues and anticipated interest income will generate sufficient cash flows to meet our current anticipated liquidity and capital requirements for the foreseeable future.

We expect to spend approximately $6.0 million during the year ended March 31, 2012 for capital expenditures. This estimate does not include any impact of the proposed merger with EDT, as previously discussed. Our capital expenditures were higher in the year ended March 31, 2010, as compared to the years ended March 31, 2011 and 2009, due to the relocation of our corporate headquarters from Cambridge, Massachusetts to Waltham, Massachusetts, which occurred during the fourth quarter of the year ended March 31, 2010.

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

Borrowings

We did not have any outstanding borrowings at March 31, 2011. On July 1, 2010, in addition to a scheduled principal payment of $6.4 million, we redeemed the balance of our non-recourse 7% Notes in full in exchange for $39.2 million, representing 101.75% of the outstanding principal balance in accordance with the terms of the Indenture for the non-recourse 7% Notes. We expect to save $3.2 million in interest and accretion expense through the previously scheduled maturity date of January 1, 2012 as a result of redeeming these notes on July 1, 2010.

Contractual Obligations

The following table summarizes our obligations to make future payments under our current contracts at March 31, 2011:

		Less Than	One to	Three to Five	More than
		One Year	Three Years	Years	Five Years
		(Fiscal	(Fiscal 2013-	(Fiscal 2015-	(After Fiscal
Contractual Obligations	Total	2012)	2014)	2016)	2016)
			(In thousands)

Operating lease obligations	$44,563	$13,258	$9,791	$7,592	$13,922
Purchase obligations	44,002	44,002	—	—	—
Capital expansion programs	894	894	—	—	—

Total contractual cash obligations	$89,459	$58,154	$9,791	$7,592	$13,922

This table excludes any liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. We have $0.2 million of long term liabilities associated with uncertain tax positions at March 31, 2011.

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

In December 2009, we entered into a collaboration and license agreement with Acceleron which granted us an exclusive license to Acceleron’s proprietary long-acting Fc fusion technology platform, called the MEDIFUSION technology, which is designed to extend the circulating half-life of proteins and peptides in exchange for a nonrefundable upfront payment of $2.0 million and an equity investment in Acceleron of $8.0 million and certain potential milestone payments and royalties. In addition, we will reimburse Acceleron for any time, at an agreed-upon FTE rate, and materials expense Acceleron incurs on product development, and we are obligated to make developmental and sales milestone payments in the aggregate of up to $110.0 million per product in the event that certain development and sales goals are achieved. We are also obligated to make tiered royalty payments in the mid-single digits on annual net sales in the event any products developed under the agreement are commercialized. In July 2010, we invested an additional $0.5 million in Acceleron. All amounts paid to Acceleron to date under this license and collaboration agreement have been expensed and are included in R&D expense, except for the $8.5 million equity investment we made which is included in other assets in our consolidated balance sheet at March 31, 2011.

Due to the contingent nature of the payments under the RPI and Acceleron arrangements, we cannot predict the amount or period in which royalty, milestone and other payments may be made and accordingly they are not included in the table of contractual maturities.

Off-Balance Sheet Arrangements

At March 31, 2011, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Manufacturing Revenues, Royalty Revenues and Product Sales, Net

For the year ended March 31, 2011, our manufacturing revenues consisted of sales from RISPERDAL CONSTA, polymer for use in BYDUREON and sales from VIVITROL for resale in Russia. RISPERDAL CONSTA is sold exclusively to Janssen under a license agreement in which we granted Janssen an exclusive worldwide license to use and sell RISPERDAL CONSTA. We record manufacturing revenues from sales of RISPERDAL CONSTA when the product is shipped to Janssen at a price based on 7.5% of Janssen’s net unit sales price for RISPERDAL CONSTA for the calendar year. As the sales price is based on information supplied to us by Janssen, this may require estimates to be made. Differences between the actual RISPERDAL CONSTA revenues and estimated RISPERDAL CONSTA revenues are reconciled and adjusted in the period in which they become known. We also receive a royalty from Janssen equal to 2.5% of net sales of RISPERDAL CONSTA in the period the product is sold by Janssen.

We sell polymer to Amylin for use in the formulation of BYDUREON. Under our arrangement with Amylin, we record manufacturing revenues when polymer is shipped to them, at an agreed upon price. We sell VIVITROL to Cilag for resale in Russia and the CIS. Under our arrangement with Cilag, we record manufacturing revenues when VIVITROL is shipped to them, at an agreed upon price. We also earn a royalty equal to a minimum of 15% of net sales of VIVITROL in Russia and the CIS in the period the product is sold by Cilag.

We recognize revenue from product sales of VIVITROL when persuasive evidence of an arrangement exists, title to the product and associated risk of loss has passed to the customer, which is considered to have occurred when the product has been received by the customer, when the sales price is fixed or determinable and collectibility is reasonably assured. We sell VIVITROL to pharmaceutical wholesalers, specialty distributors and specialty pharmacies.

VIVITROL product sales are recorded net of sales reserves and allowances. Sales of many pharmaceutical products in the U.S. are subject to increased pricing pressure from managed care groups, institutions, government agencies and other groups seeking discounts. We and other biotechnology companies in the U.S. market are required to provide statutorily defined rebates and discounts to various U.S. government agencies in order to participate in the Medicaid program and other government-funded programs. The sensitivity of our estimates can vary by program and type of customer. Estimates associated with Medicaid and other government allowances may become subject to adjustment in a subsequent periods. We record VIVITROL product sales net of the following significant categories of product sales allowances:

•	Medicaid Rebates — we record accruals for rebates to states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel. We rebate individual states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on our Average Manufacturer Price (“AMP”). We estimate expected unit sales and rebates per unit under the Medicaid program and adjust our rebate estimates based on actual unit sales and rebates per unit;

•	Chargebacks — wholesaler and specialty pharmacy chargebacks are discounts that occur when contracted customers purchase directly from an intermediary wholesale purchaser. Contracted customers, which primarily consist of federal government agencies purchasing under the federal supply schedule, generally purchase the product at its contracted price, plus a mark-up from the wholesaler. The wholesaler, in-turn, charges back to us the difference between the price initially paid by the wholesaler and the contracted price paid to the wholesaler by the customer. The allowance for wholesaler chargebacks is based on actual and expected utilization of these programs. Wholesaler chargebacks could exceed historical experience and our estimates of future participation in these programs. To date, actual wholesaler chargebacks have not differed materially from our estimates.

•	Wholesaler Fees — cash consideration, including sales incentives, given by us under distribution service agreements with a number of wholesaler, distributor and specialty pharmacy customers that provide them with the opportunity to earn discounts in exchange for the performance of certain services;

•	Reserve for inventory in the channel — we defer the recognition of revenue on shipments of VIVITROL to our customers until the product has left the distribution channel. We estimate product shipments out of the distribution channel through data provided by external sources, including information on inventory levels provided by our customers in the distribution channel, as well as prescription information. In order to match the cost of goods related to products shipped to customers with the associated revenue, we defer the recognition of the cost of goods to the period in which the associated revenue is recognized.

Our provisions for VIVITROL sales and allowances reduced gross VIVITROL sales as follows:

	Medicaid		Wholesaler	Inventory
	Rebates	Chargebacks	Fees	Reserve	Other	Total
	(In millions)

Balance, April 1, 2009	$0.2	$0.1	$—	$1.3	$0.2	$1.8
Provision:
Current Period	0.8	1.1	1.2	1.8	0.7	5.6
Prior Period	—	—	—	—	0.1	0.1

Total	0.8	1.1	1.2	1.8	0.8	5.7
Actual:
Current Period	(0.4)	(1.0)	(1.0)	—	(0.8)	(3.2)
Prior Period	(0.2)	(0.1)	—	(1.3)	(0.1)	(1.7)

Total	(0.6)	(1.1)	(1.0)	(1.3)	(0.9)	(4.9)

Balance, March 31, 2010	$0.4	$0.1	$0.2	$1.8	$0.1	2.6

Provision:
Current Period	3.2	2.4	2.2	2.5	1.9	12.2
Prior Period	(0.1)	—	—	—	—	(0.1)

Total	3.1	2.4	2.2	2.5	1.9	12.1
Actual:
Current Period	(1.9)	(2.3)	(1.8)	—	(1.1)	(7.1)
Prior Period	(0.3)	(0.1)	(0.2)	(1.8)	(0.1)	(2.5)

Total	(2.2)	(2.4)	(2.0)	(1.8)	(1.2)	(9.6)

Balance, March 31, 2011	$1.3	$0.1	$0.4	$2.5	$0.8	$5.1

Investments

At March 31, 2011, we held investments in U.S. government and agency obligations, debt securities issued by foreign agencies and backed by foreign governments and corporate debt securities. In addition, we hold strategic equity investments, which include the common stock of public companies we have or had a collaborative arrangement with. Substantially all of our investments are classified as “available-for-sale” and are recorded at their estimated fair value. The valuation of our available-for-sale securities for purposes of determining the amount of gains and losses is based on the specific identification method. Our held-to-maturity investments are restricted investments held as collateral under certain letters of credit related to our lease arrangements and are recorded at amortized cost.

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

We classify our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are based on a market approach using quoted prices obtained from brokers or dealers for similar securities or for securities for which we have limited visibility into their trading volumes. Valuations of these financial instruments do not require a significant degree of judgment. Fair values determined by Level 3 inputs utilize unobservable data points for the asset. Our Level 3 investments are valued using discounted cash flow models that include assumptions such as estimates for interest rates, the timing of cash flows, expected holding periods and risk adjusted discount rates, which include provisions for default and liquidity risk. We also consider assumptions market participants would use in their estimate of fair value, such as collateral underlying the securities, the creditworthiness of the issuers, associated guarantees and callability features. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on our results of operations.

Share-based Compensation

In connection with valuing stock options, we utilize the Black-Scholes option-pricing model, which requires us to estimate certain subjective assumptions. These assumptions include the expected option term, which takes into account both the contractual term of the option and the effect of our employees’ expected exercise and post-vesting termination behavior, expected volatility of our common stock over the option’s expected term, which is developed using both the historical volatility of our common stock and implied volatility from our publicly traded options, the risk-free interest rate over the option’s expected term, and an expected annual dividend yield. Due to the differing exercise and post-vesting termination behavior of our employees and non-employee directors, we establish separate Black-Scholes input assumptions for three distinct employee populations: our senior management; our non-employee directors; and all other employees. For the year ended March 31, 2011, the ranges in weighted-average assumptions were as follows:

Expected option term	5 - 7 years
Expected stock volatility	46% - 51%
Risk-free interest rate	1.11% - 3.42%
Expected annual dividend yield	—

In addition to the above, we apply judgment in developing estimates of award forfeitures. For the year ended March 31, 2011, we used an estimated forfeiture rate of zero for our non-employee directors, 5% for members of senior management and 14.5% for all other employees.

For all of the assumptions used in valuing stock options and estimating award forfeitures, our historical experience is generally the starting point for developing our assumptions, which may be modified to reflect information available at the time of grant that would indicate that the future is reasonably expected to differ from the past.

During the year ended March 31, 2010, we granted restricted stock units (“RSU’s”) to certain of our executives that vest upon the achievement of certain performance criteria. The estimated fair value of these RSU’s is based on the market value of our stock on the date of grant. Compensation expense for RSU’s that vest upon the achievement of performance criteria is recognized from the moment we determine the performance criteria will be met to the date we deem the event is likely to occur. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance related conditions until the date results are determined.

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

Income Taxes

We use the asset and liability method of accounting for deferred income taxes. Our most significant tax jurisdictions are the U.S. federal government and states. Significant judgments, estimates and assumptions regarding future events, such as the amount, timing and character of income, deductions and tax credits, are required in the determination of our provision for income taxes and whether valuation allowances are required against deferred tax assets. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that we are using to manage the underlying businesses. At March 31, 2011, we determined that it is more likely than not that the deferred tax assets will not be realized and a full valuation allowance has been recorded.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate uncertain tax positions on a quarterly basis and adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Our liabilities for uncertain tax positions can be relieved only if the contingency becomes legally extinguished through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the “more-likely-than-not” threshold or the liability becomes effectively settled through the examination process. We consider matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; we have no plans to appeal or litigate any aspect of the tax position, and we believe that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense.

Recent Accounting Pronouncements

Please refer to Note 1, “New Accounting Pronouncements” in our Consolidated Financial Statements for a discussion of new accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We hold securities in our investment portfolio that are sensitive to market risks. Our securities with fixed interest rates may have their market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to a fall in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments in debt securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10%, our interest income would change by approximately $0.3 million over an annual period. Due to the conservative nature of our short-term and long-term investments and our investment policy, we do not believe that we have a material exposure to interest rate risk as our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

We do not believe that inflation and changing prices have had a material impact on our results of operations, and as over 81% of our investments are in debt securities issued by the U.S. government and/or agencies of developed countries, our exposure to liquidity and credit risk does not appear significant.

Foreign Currency Exchange Rate Risk

The manufacturing and royalty revenues we receive on RISPERDAL CONSTA are a percentage of the net sales made by our collaborative partner, Janssen. A majority of these sales are made in foreign countries and are denominated in currencies in which the product is sold. The manufacturing and royalty payments on these foreign sales are calculated initially in the foreign currency in which the sale is made and is then converted into U.S. dollars to determine the amount that Janssen pays us for manufacturing and royalty revenues. Fluctuations in the exchange ratio of the U.S. dollar and these foreign currencies will have the effect of increasing or decreasing our manufacturing and royalty revenues even if there is a constant amount of sales in foreign currencies. For example, if the U.S. dollar weakens against a foreign currency, then our manufacturing and royalty revenues will increase given a constant amount of sales in such foreign currency. For the year ended March 31, 2011, an average 10% strengthening of the U.S. dollar relative to the currencies in which RISPERDAL CONSTA is sold would have resulted in our RISPERDAL CONTSTA manufacturing and royalty revenues being reduced by approximately $5.4 million and $2.7 million, respectively.

Item 8.	Financial Statements and Supplementary Data

Selected Quarterly Financial Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Year Ended March 31, 2011
REVENUES:
Manufacturing revenues	$26,891	$33,163	$26,155	$32,312
Royalty revenues	8,917	9,460	9,777	10,165
Product sales, net	6,204	6,469	7,729	8,518
Research and development revenue under collaborative arrangements	268	155	314	143

Total revenues	42,280	49,247	43,975	51,138

EXPENSES:
Cost of goods manufactured and sold	12,665	13,911	12,860	12,749
Research and development	22,977	23,932	22,503	27,827
Selling, general and administrative	19,726	18,436	20,521	24,164

Total expenses	55,368	56,279	55,884	64,740

OPERATING LOSS	(13,088)	(7,032)	(11,909)	(13,602)
OTHER (EXPENSE) INCOME	(379)	(1,577)	567	529

LOSS BEFORE INCOME TAXES	(13,467)	(8,609)	(11,342)	(13,073)

INCOME TAX (BENEFIT) PROVISION	(58)	(943)	41	9

NET LOSS	$(13,409)	$(7,666)	$(11,383)	$(13,082)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(0.08)	$(0.12)	$(0.14)

Year Ended March 31, 2010
REVENUES:
Manufacturing revenues	$28,804	$32,835	$28,650	$22,649
Royalty revenues	8,701	8,818	9,970	9,490
Product sales, net	4,226	4,643	5,451	5,925
Research and development revenue under collaborative arrangements	1,450	1,174	81	412
Net collaborative profit	4,315	687	—	—

Total revenues	47,496	48,157	44,152	38,476

EXPENSES:
Cost of goods manufactured and sold	12,666	15,092	10,072	11,608
Research and development	25,586	20,664	22,577	26,536
Selling, general and administrative	19,268	20,625	17,739	18,882

Total expenses	57,520	56,381	50,388	57,026

OPERATING LOSS	(10,024)	(8,224)	(6,236)	(18,550)
OTHER EXPENSE	(211)	(545)	(566)	(345)

LOSS BEFORE INCOME TAXES	(10,235)	(8,769)	(6,802)	(18,895)

INCOME TAX (BENEFIT) PROVISION	(70)	(60)	15	(4,960)

NET LOSS	$(10,165)	$(8,709)	$(6,817)	$(13,935)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.11)	$(0.09)	$(0.07)	$(0.15)

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

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets of the issuer;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on this assessment, our management has concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of March 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

EXHIBIT INDEX

Exhibit
No.

2.1		Business Combination Agreement and Plan of Merger, dated as of May 9, 2011, by and among Elan Corporation, plc, Antler Science Two Limited, Elan Science Four Limited, EDT Pharma Holdings Limited, EDT US Holdco, Inc., Antler Acquisition Corp., and Alkermes, Inc. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 9, 2011.)
2.2		Form of Shareholder’s Agreement by and among Alkermes, plc, Elan Corporation, plc, and Elan Science Three Limited. (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on May 9, 2011.)
3.1		Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 001-14131).)
3	.1(a)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 16, 2002 (File No. 001-14131).)
3	.1(b)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on May 14, 2003. (Incorporated by reference to Exhibit A to Exhibit 4.1 to our Report on Form 8-A filed on May 2, 2003 (File No. 000-19267).)
3.2		Second Amended and Restated By-Laws of Alkermes, Inc. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on September 28, 2005.)
4.1		Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to our Registration Statement on Form S-1, as amended (File No. 033-40250).)
4.2		Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)
4.3		Rights Agreement, dated as of February 7, 2003, as amended, between Alkermes, Inc. and EquiServe Trust Co., N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to our Report on Form 8-A filed on May 2, 2003 (File No. 000-19267).)
10.1		Stock Option Plan for Non-Employee Directors, as amended. (Incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 filed on October 1, 2003 (File No. 333-109376).)+
10.2		Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 001-14131).)
10.3		Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 001-14131).)
10.4		Lease Agreement, dated as of April 22, 2009 between PDM Unit 850, LLC, and Alkermes, Inc. (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.)
10.5		First Amendment to Lease Agreement between Alkermes, Inc. and PDM Unit 850, LLC, dated as of June 18, 2009 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10	.5(a)	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (U.S.) (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)*
10.6		License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except U.S.) (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)*

Exhibit
No.

10.7		Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (File No. 001-14131).)***
10.8		Third Amendment To Development Agreement, Second Amendment To Manufacturing and Supply Agreement and First Amendment To License Agreements by and between Janssen Pharmaceutica International Inc. and Alkermes Controlled Therapeutics Inc. II, dated April 1, 2000 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.8(a)	Fourth Amendment To Development Agreement and First Amendment To Manufacturing and Supply Agreement by and between Janssen Pharmaceutica International Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 20, 2000 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.8(b)	Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19(b) to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (File No. 001-14131).)***
10	.8(c)	Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19(a) to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.)***
10	.8(d)	Amendment to Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 22, 2003 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.8(e)	Fourth Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated January 10, 2005 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.)****
10.9		Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 21, 2002 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.9(a)	Amendment to Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 16, 2003 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.)****
10.10		Employment agreement, dated as of December 12, 2007, by and between Richard F. Pops and Alkermes, Inc. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.)+
10	.10(a)	Amendment to Employment Agreement by and between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 7, 2008.)+
10	.10(b)	Amendment No. 2 to Employment Agreement by and between Alkermes, Inc. and Richard F. Pops, dated September 10, 2009. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 11, 2009.)+
10.11		Employment agreement, dated as of December 12, 2007, by and between David A. Broecker and Alkermes, Inc. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.)+

Exhibit
No.

10	.11(a)	Amendment to Employment Agreement by and between Alkermes, Inc. and David A. Broecker. (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 7, 2008.)+
10	.11(b)	Separation Agreement by and between Alkermes, Inc. and David A. Broecker, dated September 10, 2009. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2009.)+
10.12		Form of Employment Agreement, dated as of December 12, 2007, by and between Alkermes, Inc. and each of Kathryn L. Biberstein, Elliot W. Ehrich, M.D., James M. Frates, Michael J. Landine, Gordon G. Pugh. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.)+
10	.12(a)	Form of Amendment to Employment Agreement by and between Alkermes, Inc. and each of each of Kathryn L. Biberstein, Elliot W. Ehrich, M.D., James M. Frates, Michael J. Landine, Gordon G. Pugh. (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 7, 2008.)+
10.13		Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and each of Kathryn L. Biberstein and James M. Frates. (Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended March 31, 2007.)+
10.14		Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and each of Elliot W. Ehrich, M.D., Michael J. Landine, and Gordon G. Pugh. (Incorporated by reference to Exhibit 10.15(a) to our Annual Report on Form 10-K for the year ended March 31, 2007.)+
10.15		Form of Indemnification Agreement by and between Alkermes, Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 25, 2010.)+
10.16		Accelerated Share Repurchase Agreement, dated as of February 7, 2008, between Morgan Stanley & Co. Incorporated and Alkermes, Inc. (Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended March 31, 2008.)
10.17		Alkermes, Inc. 1998 Equity Incentive Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006.)+
10	.17(a)	Form of Stock Option Certificate pursuant to Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10.18		Alkermes, Inc. Amended and Restated 1999 Stock Option Plan. (Incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF 14/A filed on July 27, 2007.)+
10	.18(a)	Form of Incentive Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10	.18(b)	Form of Non-Qualified Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10.19		Alkermes, Inc. 2002 Restricted Stock Award Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006.)+
10	.19(a)	Amendment to Alkermes, Inc. 2002 Restricted Stock Award Plan. (Incorporated by reference to Appendix B to our Definitive Proxy Statement on Form DEF 14/A filed on July 27, 2007.)+
10.20		2006 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.)+
10	.20(a)	Amendment to 2006 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix C to our Definitive Proxy Statement on Form DEF 14/A filed on July 27, 2007.)+
10.21		Alkermes Fiscal 2012 Reporting Officer Performance Pay Plan. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2011.)+
10	.21(a)	Amended and Restated Alkermes Fiscal 2012 Reporting Officer Performance Pay Plan. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2011.)+

Exhibit
No.

10.22		Alkermes Fiscal 2011 Reporting Officer Performance Pay Plan. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 25, 2010.)+
10.23		Alkermes, Inc., 2008 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2008.)+
10	.23(a)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Incentive Stock Option), as amended (Incorporated by reference to Exhibit 10.27(a) to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.)+
10	.23(b)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Non-Qualified Option), as amended (Incorporated by reference to Exhibit 10.27(b) to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.)+
10	.23(c)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Non-Employee Director) (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 7, 2008.)+
10	.23(d)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Time Vesting Only). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 22, 2009.)+
10	.23(e)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Performance Vesting Only). (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 22, 2009.)+
10.24		Development and License Agreement, dated as of May 15, 2000, by and between Alkermes Controlled Therapeutics Inc. II and Amylin Pharmaceuticals, Inc., as amended on October 24, 2005 and July 17, 2006 (assigned, as amended, to Alkermes, Inc. in July 2006). (Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.) *******
21.1		Subsidiaries of Alkermes, Inc. #
23.1		Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP.#
24.1		Power of Attorney (included on signature pages).#
31.1		Rule 13a-14(a)/15d-14(a) Certification.#
31.2		Rule 13a-14(a)/15d-14(a) Certification.#
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101		The following materials from Alkermes, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text (furnished herewith).

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 16, 2002. Such provisions have been separately filed with the Commission.

****	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 26, 2005. Such provisions have been filed separately with the Commission.

*******	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted June 35, 2010. Such provisions have been filed separately with the Commission.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALKERMES, INC.

By:	/s/ Richard F. Pops
Richard F. Pops
Chairman, President and Chief Executive Officer

May 20, 2011

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

Signature	Title	Date

/s/ Richard F. Pops Richard F. Pops	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 20, 2011

/s/ James M. Frates James M. Frates	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 20, 2011

/s/ David W. Anstice David W. Anstice	Director	May 20, 2011

/s/ Floyd E. Bloom Floyd E. Bloom	Director	May 20, 2011

/s/ Robert A. Breyer Robert A. Breyer	Director	May 20, 2011

/s/ Geraldine Henwood Geraldine Henwood	Director	May 20, 2011

/s/ Paul J. Mitchell Paul J. Mitchell	Director	May 20, 2011

Signature	Title	Date

/s/ Wendy L. Dixon Wendy L. Dixon	Director	May 20, 2011

/s/ Alexander Rich Alexander Rich	Director	May 20, 2011

/s/ Mark B. Skaletsky Mark B. Skaletsky	Director	May 20, 2011

/s/ Michael A. Wall Michael A. Wall	Director and Chairman Emeritus	May 20, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alkermes, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive (loss) income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Alkermes, Inc. and its subsidiaries at March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Boston, Massachusetts
May 20, 2011

ALKERMES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2011 and 2010

	2011	2010
	(In thousands, except share
	and per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,394	$79,324
Investments — short-term	162,928	202,053
Receivables	22,969	25,316
Inventory	20,425	20,653
Prepaid expenses and other current assets	8,244	10,936

Total current assets	252,960	338,282

PROPERTY, PLANT AND EQUIPMENT, NET	95,020	96,905
INVESTMENTS — LONG-TERM	93,408	68,816
OTHER ASSETS	11,060	11,597

TOTAL ASSETS	$452,448	$515,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$44,934	$37,881
Deferred revenue — current	3,123	2,220
Non-recourse RISPERDAL CONSTA secured 7% notes — current	—	51,043

Total current liabilities	48,057	91,144

DEFERRED REVENUE — LONG-TERM	4,837	5,105
OTHER LONG-TERM LIABILITIES	7,536	6,735

TOTAL LIABILITIES	60,430	102,984

COMMITMENTS AND CONTINGENCIES (Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, par value, $0.01 per share; 160,000,000 shares authorized; 105,771,507 and 104,815,328 shares issued; 95,702,299 and 94,870,063 shares outstanding at March 31, 2011 and 2010, respectively	1,055	1,047
Non-voting common stock, par value, $0.01 per share; 450,000 shares authorized; 382,632 shares issued and outstanding at March 31, 2011 and 2010	4	4
Treasury stock, at cost (10,069,208 and 9,945,265 shares at March 31, 2011 and 2010, respectively)	(131,095)	(129,681)
Additional paid-in capital	936,295	910,326
Accumulated other comprehensive loss	(3,013)	(3,392)
Accumulated deficit	(411,228)	(365,688)

Total shareholders’ equity	392,018	412,616

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$452,448	$515,600

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Years Ended March 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share amounts)

REVENUES:
Manufacturing revenues	$118,521	$112,938	$116,844
Royalty revenues	38,319	36,979	33,247
Product sales, net	28,920	20,245	4,467
Research and development revenue under collaborative arrangements	880	3,117	42,087
Net collaborative profit	—	5,002	130,194

Total revenues	186,640	178,281	326,839

EXPENSES:
Cost of goods manufactured and sold	52,185	49,438	43,396
Research and development	97,239	95,363	89,478
Selling, general and administrative	82,847	76,514	59,008

Total expenses	232,271	221,315	191,882

OPERATING (LOSS) INCOME	(45,631)	(43,034)	134,957

OTHER (EXPENSE) INCOME:
Interest income	2,728	4,667	11,400
Interest expense	(3,298)	(5,974)	(13,756)
Other expense, net	(290)	(360)	(1,589)

Total other expense, net	(860)	(1,667)	(3,945)

(LOSS) INCOME BEFORE INCOME TAXES	(46,491)	(44,701)	131,012
(BENEFIT) PROVISION FOR INCOME TAXES	(951)	(5,075)	507

NET (LOSS) INCOME	$(45,540)	$(39,626)	$130,505

(LOSS) EARNINGS PER COMMON SHARE:
BASIC	$(0.48)	$(0.42)	$1.37

DILUTED	$(0.48)	$(0.42)	$1.36

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	95,610	94,839	95,161

DILUTED	95,610	94,839	96,252

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(45,540)	$(39,626)	$130,505
Unrealized losses on marketable securities:
Holding gains (losses), net of tax	379	2,998	(6,153)
Less: Reclassification adjustment for losses included in net (loss) income	—	94	1,195

Unrealized gains (losses) on marketable securities	379	3,092	(4,958)

COMPREHENSIVE (LOSS) INCOME	$(45,161)	$(36,534)	$125,547

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended March 31, 2011, 2010 and 2009

						Accumulated
						Other Comprehensive
						(Loss) Income
						Foreign	Unrealized
			Non-Voting		Additional	Currency	Gain/(Loss) on
	Common Stock		Common Stock		Paid-In	Translation	Marketable	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Adjustments	Securities	Deficit	Shares	Amount	Total
					(In thousands, except share data)

BALANCE — April 1, 2008	102,977,348	$1,030	382,632	$4	$869,695	$(142)	$(1,384)	$(456,567)	(7,878,182)	$(107,322)	$305,314
Issuance of common stock under employee stock plans	1,067,315	10	—	—	7,049	—	—	—	—	—	7,059
Receipt of Alkermes’ stock for the purchase of stock options or to satisfy minimum tax withholding obligations related to stock based awards	—	—	—	—	707	—	—		(61,067)	(707)	—
Repurchase of common stock for treasury, at cost	—	—	—	—	—	—	—	—	(1,569,202)	(17,996)	(17,996)
Share-based compensation	—	—	—	—	14,884	—	—	—	—	—	14,884
Excess tax benefit from share-based compensation	—	—	—	—	80	—	—	—	—	—	80
Unrealized loss on marketable securities	—	—	—	—	—	—	(4,958)	—	—	—	(4,958)
Net income	—	—	—	—	—	—	—	130,505	—	—	130,505

BALANCE — March 31, 2009	104,044,663	$1,040	382,632	$4	$892,415	$(142)	$(6,342)	$(326,062)	(9,508,451)	$(126,025)	$434,888
Issuance of common stock under employee stock plans	770,665	7	—	—	2,586	—	—	—	—	—	2,593
Receipt of Alkermes’ stock for the purchase of stock options or to satisfy minimum tax withholding obligations related to stock based awards	—	—	—	—	972	—	—	—	(108,410)	(972)	—
Repurchase of common stock for treasury, at cost	—	—	—	—	—	—	—	—	(328,404)	(2,684)	(2,684)
Share-based compensation	—	—	—	—	14,107	—	—	—	—	—	14,107
Excess tax benefit from share-based compensation	—	—	—	—	246	—	—	—	—	—	246
Unrealized gain on marketable securities, net of tax of $1,831	—	—	—	—	—	—	3,092	—	—	—	3,092
Net loss	—	—	—	—	—	—	—	(39,626)	—	—	(39,626)

BALANCE — March 31, 2010	104,815,328	$1,047	382,632	$4	$910,326	$(142)	$(3,250)	$(365,688)	(9,945,265)	$(129,681)	$412,616
Issuance of common stock under employee stock plans	956,179	8	—	—	4,736	—	—	—	—	—	4,744
Receipt of Alkermes’ stock for the purchase of stock options or to satisfy minimum tax withholding obligations related to stock based awards	—	—	—	—	1,414	—	—	—	(123,943)	(1,414)	—
Share-based compensation	—	—	—	—	19,819	—	—	—	—	—	19,819
Unrealized gain on marketable securities, net of tax of $225	—	—	—	—	—	—	379	—	—	—	379
Net loss	—	—	—	—	—	—	—	(45,540)	—	—	(45,540)

BALANCE — March 31, 2011	105,771,507	$1,055	382,632	$4	$936,295	$(142)	$(2,871)	$(411,228)	(10,069,208)	$(131,095)	$392,018

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(45,540)	$(39,626)	$130,505
Adjustments to reconcile net income to cash flows from operating activities:
Share-based compensation expense	19,832	13,921	14,810
Depreciation	8,652	25,026	10,265
Realized losses on investments	—	94	1,195
Loss on purchase of non-recourse RISPERDAL CONSTA secured 7% Notes	841	—	2,512
Other non-cash charges	1,861	3,739	4,283
Changes in assets and liabilities:
Receivables	2,347	(728)	13,710
Inventory, prepaid expenses and other assets	5,211	(4,037)	(5,140)
Accounts payable and accrued expenses	6,954	(2,064)	2,014
Unearned milestone revenue	—	—	(117,657)
Deferred revenue	635	(4,753)	(14,525)
Other long-term liabilities	(88)	(1,638)	(1,366)
Payment or purchase of non-recourse RISPERDAL CONSTA secured 7% notes attributable to original issue discount	(6,611)	(2,181)	(6,016)

Cash flows (used in) provided by operating activities	(5,906)	(12,247)	34,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(9,401)	(15,787)	(5,502)
Proceeds from the sale of equipment	395	248	7,717
Investment in Acceleron Pharmaceuticals, Inc.	(501)	(8,000)	—
Proceeds from the sale of investment in Reliant Pharmaceuticals, Inc.	—	—	7,766
Purchases of investments	(370,375)	(465,387)	(609,741)
Sales and maturities of investments	385,511	516,935	645,120

Cash flows provided by investing activities	5,629	28,009	45,360

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock for share-based compensation arrangements	4,744	2,593	7,059
Excess tax benefit from share-based compensation	—	246	80
Payment of debt and capital leases	—	—	(47)
Payment or purchase of non-recourse RISPERDAL CONSTA secured 7% notes	(45,397)	(23,486)	(83,394)
Purchase of common stock for treasury	—	(2,684)	(17,996)

Cash flows used in financing activities	(40,653)	(23,331)	(94,298)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,930)	(7,569)	(14,348)
CASH AND CASH EQUIVALENTS — Beginning of period	79,324	86,893	101,241

CASH AND CASH EQUIVALENTS — End of period	$38,394	$79,324	$86,893

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$1,684	$4,918	$15,342
Cash paid for taxes	$60	$114	$860
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$424	$2,798	$1,774
Investment in Civitas Therapeutics, Inc.	$1,320	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

Alkermes, Inc. (as used in this section, together with our subsidiaries, “Alkermes” or the “Company”) is a fully integrated biotechnology company committed to developing innovative medicines to improve patients’ lives. The Company is headquartered in Waltham, Massachusetts and has a research facility in Massachusetts and a commercial manufacturing facility in Ohio. The Company developed, manufactures and commercializes VIVITROL® (naltrexone for extended-release injectable suspension) for alcohol dependence and for the prevention of relapse to opioid dependence, following opioid detoxification. The Company also manufactures RISPERDAL® CONSTA® [(risperidone) long-acting injection] for schizophrenia and bipolar I disorder. The Company’s pipeline includes extended-release injectable and oral products for the treatment of prevalent, chronic diseases, such as central nervous system (“CNS”) disorders, reward disorders, addiction, diabetes and autoimmune disorders.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Alkermes, Inc. and its wholly-owned subsidiaries: Alkermes Controlled Therapeutics, Inc. (“ACT I”); Alkermes Europe, Ltd. and RC Royalty Sub LLC (“Royalty Sub”). The assets of Royalty Sub are not available to satisfy obligations of Alkermes and its subsidiaries, other than the obligations of Royalty Sub, and the assets of Alkermes are not available to satisfy obligations of Royalty Sub. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments and methodologies, including those related to revenue recognition and related allowances, its collaborative relationships, clinical trial expenses, the valuation of inventory, impairment and amortization of long-lived assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments, contingencies, litigation, and restructuring charges. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company values its cash and cash equivalents at cost plus accrued interest, which the Company believes approximates their market value. The Company considers only those investments which are highly liquid, readily convertible into cash and that mature within three months from the date of purchase to be cash equivalents.

Investments

The Company has investments in various types of securities including U.S. government and agency obligations, debt securities issued by foreign agencies and backed by foreign governments and corporate debt securities. The Company also has strategic equity investments which includes the common stock of a public company with which the Company has a collaborative arrangement. The Company generally holds its interest-bearing investments with major financial institutions and in accordance with documented investment policies, the Company limits the amount of credit exposure to any one financial institution or corporate issuer. At

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2011, substantially all these investments are classified as available-for-sale and are recorded at fair value. Holding gains and losses on these investments are considered “unrealized” and are reported within “Accumulated other comprehensive (loss) income,” a component of shareholders’ equity. The Company uses the specific identification method for reclassifying unrealized gains and losses into earnings when investments are sold. Certain of the Company’s money market funds and held-to-maturity investments are restricted investments held as collateral under letters of credit related to certain of the Company’s service provider agreements and lease agreements, respectively, and are included in “Investments — short-term” and “Investments — long-term”, respectively, in the consolidated balance sheets.

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

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are recorded at fair value and are classified as Level 1, 2 or 3 within the fair value hierarchy, as described in the accounting standards for fair value measurement. The Company’s financial assets and liabilities consist of cash equivalents and investments and are classified within the fair value hierarchy as follows:

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

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Included in inventory are raw materials used in production of pre-clinical and clinical products, which have alternative future use and are charged to research and development (“R&D”) expense when consumed. VIVITROL inventory that is in the distribution channel is classified as “consigned-out inventory.”

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets:

Asset group	Term

Buildings and improvements	25 years
Furniture, fixtures and equipment	3 - 7 years
Leasehold improvements	Shorter of useful life or lease term (1 - 10 years)

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

Asset Retirement Obligations

The Company recognized an asset retirement obligation for an obligation to remove leasehold improvements and other related activities at the conclusion of the Company’s lease for its AIR® manufacturing facility located in Chelsea, Massachusetts. The carrying amount of the asset retirement obligation at March 31, 2011 and 2010, was $1.7 million and $1.5 million, respectively, and is included within “Other Long-Term

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities” in the accompanying consolidated balance sheets. The following table shows changes in the carrying amount of the Company’s asset retirement obligation for the years ended March 31, 2011 and 2010:

Carrying
Amount
(In thousands)

Balance, April 1, 2009	$1,397
Accretion expense	140

Balance, March 31, 2010	$1,537
Accretion expense	155

Balance, March 31, 2011	$1,692

Revenue Recognition

Manufacturing revenues — The Company recognizes manufacturing revenues from the sale of RISPERDAL CONSTA to Janssen Pharmaceutica, Inc., a division of Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica International, a division of Cilag International (together, “Janssen”), from the sale of polymer to Amylin Pharmaceuticals, Inc., (“Amylin”) for use in BYDUREONtm, from the sale of VIVITROL to Cilag GmbH International (“Cilag”), an affiliate of Janssen, for sale in Russia and other countries in the Commonwealth of Independent States (“CIS”), and from the sale of VIVITROL to Cephalon, Inc. (“Cephalon”) prior to the termination of the VIVITROL collaboration on December 1, 2008.

Manufacturing revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title to the product and associated risk of loss has passed to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Manufacturing revenues recognized by the Company for RISPERDAL CONSTA are based on information supplied to the Company by Janssen and require estimates to be made. Differences between the actual manufacturing revenues and estimated manufacturing revenues are reconciled and adjusted for in the period in which they become known. The Company records manufacturing revenues under its agreements with Amylin and Cilag at an agreed upon price upon shipment of the product.

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

Product sales, net — The Company’s product sales consist of sales of VIVITROL in the U.S. to wholesalers, specialty distributors and specialty pharmacies. The Company started to record product sales, net, upon the termination of the VIVITROL collaboration with Cephalon in December 2008. Product sales are recognized from the sale of VIVITROL when persuasive evidence of an arrangement exists, title to the product and associated risk of loss has passed to the customer, which is considered to occur when the product has been received by the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company defers the recognition of product sales on shipments of VIVITROL to its customers until the product has left the distribution channel, as it does not yet have sufficient sales history to reasonably estimate returns related to these shipments. The Company estimates product shipments out of the distribution channel through data provided by external sources, including information on inventory levels provided by its customers in the distribution channel, as well as prescription information. In order to match the cost of goods

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sold related to products shipped to customers with the associated revenue, the Company defers the recognition of the cost of goods sold to the period in which the associated revenue is recognized.

The Company records its product sales net of the following significant categories of sales discounts and allowances as a reduction of product sales at the time VIVITROL is shipped into the distribution channel and are adjusted for inventory in the distribution channel.:

•	Medicaid Rebates — The Company records accruals for rebates to states under the Medicaid Drug Rebate Program as a reduction of sales when the product is shipped into the distribution channel. The Company rebates individual states for all eligible units purchased under the Medicaid program based on a rebate per unit calculation, which is based on its Average Manufacturer Price (“AMP”). The Company estimates expected unit sales and rebates per unit under the Medicaid program and adjusts its rebate estimates based on actual unit sales and rebates per unit.

•	Chargebacks — wholesaler and specialty pharmacy chargebacks are discounts that occur when contracted customers purchase directly from an intermediary wholesale purchaser. Contracted customers, which primarily consist of federal government agencies purchasing under the federal supply schedule, generally purchase the product at its contracted price, plus a mark-up from the wholesaler. The wholesaler, in-turn, charges back to the Company the difference between the price initially paid by the wholesaler and the contracted price paid to the wholesaler by the customer. The allowance for wholesaler chargebacks is based on actual and expected utilization of these programs. Wholesaler chargebacks could exceed historical experience and the Company’s estimates of future participation in these programs. To date, actual wholesaler chargebacks have not differed materially from the Company’s estimates.

•	Wholesaler Fees — cash consideration, including sales incentives, given by the Company under distribution service agreements with a number of wholesaler, distributor and specialty pharmacy customers that provide them with the opportunity to earn discounts in exchange for the performance of certain services.

Research and development revenue under collaborative arrangements — R&D revenue under collaborative arrangements consists of nonrefundable R&D funding under collaborative arrangements with collaborative partners. R&D funding generally compensates the Company for formulation, preclinical and clinical testing related to the collaborative research programs. The Company generally bills its partners under collaborative arrangements using a single full-time equivalent (“FTE”) or hourly rate. This rate is established by the Company based on its annual budget of employee compensation, employee benefits and billable non-project-specific costs, and is generally increased annually based on increases in the consumer price index. Each collaborative partner is billed using a FTE or hourly rate for the hours worked by the Company’s employees on a particular project, plus direct external costs, if any.

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

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable securities. Billings to large pharmaceutical companies account for the majority of the Company’s accounts receivable and collateral is generally not required from these customers. To mitigate credit risk, the Company monitors the financial performance and credit worthiness of its customers. The following represents revenue and receivables from the Company’s customers exceeding 10% of the total in each category as of, and for the year ended, March 31:

	2011		2010		2009
Customer	Receivables	Revenue	Receivables	Revenue	Receivables	Revenue

Janssen	75%	83%	86%	83%	84%	46%
Cephalon	—	—	—	3%	15%	41%

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

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

The Company’s share-based compensation programs grant awards which include stock options and restricted stock units (“RSU”), which vest with the passage of time and, to a limited extent, vest based on the achievement of certain performance or market criteria. Certain of the Company’s employees are retirement eligible under the terms of the Company’s stock option plans (the “Plans”) and stock option awards to these employees generally vest in full upon retirement. Since there are no effective future service requirements for these employees, the fair value of these awards is expensed in full on the grant date.

Stock Options

Stock option grants to employees generally expire ten years from the grant date and generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company, except as otherwise provided in the plan. Stock option grants to directors are for ten-year terms and generally vest over a six month period provided the director continues to serve on the Company’s board of directors through the vesting date, except as otherwise provided in the plan. The estimated fair value of options is recognized over the requisite service period, which is generally the vesting period. Share-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

The fair value of stock option grants is based on estimates as of the date of grant using a Black-Scholes option valuation model. The Company used historical data as the basis for estimating option terms and forfeitures. Separate groups of employees that have similar historical stock option exercise and forfeiture behavior are considered separately for valuation purposes. The ranges of expected terms disclosed below reflect different expected behavior among certain groups of employees. Expected stock volatility factors are based on a weighted average of implied volatilities from traded options on the Company’s common stock and historical stock price volatility of the Company’s common stock, which is determined based on a review of the weighted average of historical daily price changes of the Company’s common stock. The risk-free interest rate for periods commensurate with the expected term of the share option is based on the U.S. treasury yield curve in effect at the time of grants. The dividend yield on the Company’s common stock is estimated to be zero as the Company has not paid and does not expect to pay dividends. The exercise price of options granted prior to October 7, 2008 equals the average of the high and low of the Company’s common stock traded on the NASDAQ Select Stock Global Market on the date of grant. Beginning with the adoption of the Alkermes, Inc. 2008 Stock Option and Incentive Plan (the “2008 Plan”), the exercise price of option grants made after October 7, 2008 is equal to the closing price of the Company’s common stock traded on the NASDAQ Select Stock Global Market on the date of grant.

The fair value of each stock option grant was estimated on the grant date with the following weighted-average assumptions:

Year Ended March 31,
	2011	2010	2009

Expected option term	5 - 7 years	5 - 7 years	5 - 7 years
Expected stock volatility	46% - 51%	38% - 49%	36% - 46%
Risk-free interest rate	1.11% - 3.42%	1.83% - 3.05%	1.66% - 3.52%
Expected annual dividend yield	—	—	—

Time-Vested Restricted Stock Units

Time-vested RSU’s awarded to employees generally vest one-fourth per year over four years from the anniversary of the date of grant, provided the employee remains continuously employed with the Company.

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares of the Company’s common stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of time-vested RSU’s is based on the market value of the Company’s stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

Performance-Based Restricted Stock Units

The Company has RSU’s that vest upon the achievement of certain performance criteria and RSU’s that vest upon the achievement of a market condition. Shares of the Company’s common stock are delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The estimated fair value of the RSU’s that vest upon the achievement of certain performance criteria is based on the market value of the Company’s stock on the date of grant. The estimated fair value of the RSU’s that vest upon the achievement of a market condition was determined through the use of a Monte Carlo simulation model, which utilizes input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair market value for the performance award.

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

Income Taxes

The Company recognizes income taxes under the asset and liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates this tax position on a quarterly basis. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income includes changes in equity that are excluded from net (loss) income, such as unrealized holding gains and losses on available-for-sale marketable securities.

(Loss) Earnings per Share

Basic (loss) earnings per share is calculated based upon net (loss) income available to holders of common shares divided by the weighted average number of shares outstanding. For the calculation of diluted (loss) earnings per share, the Company uses the weighted average number of shares outstanding, as adjusted for the effect of potential dilutive securities, including stock options and restricted stock units.

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”), which covers substantially all of its employees. Eligible employees may contribute up to 100% of their eligible compensation, subject to certain Internal Revenue Service limitations. The Company matches 50% of the first 6% of employee pay, and employee and Company contributions are fully vested when made. During the years ended March 31, 2011, 2010 and 2009, the Company contributed $2.0 million, $1.8 million and $1.7 million, respectively, to match employee deferrals under the 401(k) Plan.

New Accounting Pronouncements

In September 2009, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to revenue recognition that amends the previous guidance on arrangements with multiple deliverables. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Accounting guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This guidance is effective prospectively for revenue arrangements entered into or materially modified in the Company’s fiscal year beginning April 1, 2011, and the Company determined that this standard will not have a significant impact on its historical consolidated financial statements.

In January 2010, the FASB issued accounting guidance related to fair value measurements that requires additional disclosure related to transfers in and out of Levels 1 and 2 of the fair value hierarchy. The guidance also requires additional disclosure for activity within Level 3 of the fair value hierarchy. The guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 and describe the reasons for the transfers. In addition, this guidance requires a reporting entity to present information separately about purchases, sales issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs. This accounting standard was effective for interim and annual reporting periods beginning after December 31, 2009, other than for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for the Company’s fiscal year beginning April 1, 2011. The Company adopted all provisions of this pronouncement, except for those related to the disclosure of disaggregated Level 3 activity, on January 1, 2010, and as this guidance only amends required disclosures in the Company’s condensed consolidated financial statements, it did not have an effect upon the Company’s financial position or results of operations. The Company determined that the adoption of the remaining provisions of this amendment will not have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued accounting guidance related to the milestone method of revenue recognition for R&D arrangements. Under this guidance, the Company may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the milestone meets all the criteria within the guidance to be considered substantive. This guidance is effective on a prospective basis for R&D milestones achieved in the Company’s fiscal year beginning April 1, 2011. The Company will implement this guidance prospectively, and the effect of this guidance will be limited to future transactions. The Company determined that the adoption of this standard will not have a material impact on its historical financial position or results of operations.

In December 2010, the FASB issued accounting guidance related to how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (together the “Acts”). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. Under the guidance, a liability for this fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The Company adopted the provisions of this pronouncement on January 1, 2011, and the adoption did not have a material effect upon the Company’s financial position or results of operations for the fiscal year ending March 31, 2011 and the Company does not expect the adoption of this pronouncement to have a material effect on it in the near future.

3.	EARNINGS PER SHARE

Basic and diluted earnings per share is as follows:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)

Numerator:
Net (loss) income	$(45,540)	$(39,626)	$130,505

Denominator:
Weighted average number of common shares outstanding	95,610	94,839	95,161
Effect of dilutive securities:
Stock options	—	—	884
Restricted stock units	—	—	207

Dilutive common share equivalents	—	—	1,091

Shares used in calculating diluted earnings per share	95,610	94,839	96,252

The following amounts were not included in the calculation of earnings per share because their effects were anti-dilutive:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)

Denominator:
Stock options	13,357	17,675	15,647
Restricted stock units	936	419	—

Total	14,293	18,094	15,647

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS

Investments consist of the following:

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
	Cost	Gains	One Year	One Year	Fair Value
	(In thousands)

March 31, 2011
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$117,298	$129	$(1)	$—	$117,426
Corporate debt securities	20,973	48	—	(4)	21,017
International government agency debt securities	23,048	236	—	—	23,284

	161,319	413	(1)	(4)	161,727

Money market funds	1,201	—	—	—	1,201

Total short-term investments	162,520	413	(1)	(4)	162,928

Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	57,709	—	(804)		56,905
International government agency debt securities	15,281	—	(93)		15,188
Corporate debt securities	15,140	—	(29)	(328)	14,783
Strategic investments	644	31	—	—	675

	88,774	31	(926)	(328)	87,551

Held-to-maturity securities:
Certificates of deposit	5,440	—	—	—	5,440
U.S. government obligations	417	—	—	—	417

	5,857	—	—	—	5,857

Total long-term investments	94,631	31	(926)	(328)	93,408

Total investments	$257,151	$444	$(927)	$(332)	$256,336

March 31, 2010
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$160,876	$204	$—	$—	$161,080
International government agency debt securities	23,441	136	—	(1)	23,576
Corporate debt securities	15,225	14	—	(2)	15,237
Asset backed debt securities	983	—	—	(24)	959

	200,525	354	—	(27)	200,852

Money market funds	1,201	—	—	—	1,201

Total short-term investments	201,726	354	—	(27)	202,053

Long-term investments:
Available-for-sale securities:
Corporate debt securities	26,109	—	—	(942)	25,167
U.S. government and agency debt securities	24,727	—	(39)	—	24,688
Auction rate securities	10,000	—	—	(1,454)	8,546
International government agency debt securities	3,225	—	(2)	—	3,223
Strategic investments	644	691	—	—	1,335

	64,705	691	(41)	(2,396)	62,959

Held-to-maturity securities:
Certificates of deposit	5,440	—	—	—	5,440
U.S. government obligations	417	—	—	—	417

	5,857	—	—	—	5,857

Total long-term investments	70,562	691	(41)	(2,396)	68,816

Total investments	$272,288	$1,045	$(41)	$(2,423)	$270,869

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The proceeds from the sales and maturities of marketable securities, excluding strategic equity investments, which were primarily reinvested and resulted in realized gains and losses, were as follows:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)

Proceeds from the sales and maturities of marketable securities	$385,511	$516,935	$645,122
Realized gains	$77	$251	$621
Realized losses	$32	$43	$131

The Company’s available-for-sale and held-to-maturity securities at March 31, 2011 have contractual maturities in the following periods:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Within 1 year	$116,599	$116,850	$5,857	$5,857
After 1 year through 5 years	113,860	113,111	—	—
After 5 years through 10 years	18,990	18,642	—	—

Total	$249,449	$248,603	$5,857	$5,857

As of March 31, 2011, the Company believes that the unrealized losses on its available-for-sale investments are temporary. The investments primarily consist of corporate debt securities and U.S. government and agency debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.

The Company’s strategic equity investments include common stock in public companies with which the Company has or had a collaborative arrangement with. For the years ended March 31, 2011, 2010 and 2009, the Company recognized none, $0.1 million and $1.2 million, respectively, in charges for other-than-temporary impairment losses on its strategic equity investments due to declines in the fair value of the common stock of certain companies which the Company did not believe would recover in the near term.

5.	FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy and the valuation techniques the Company utilized to determine such fair value:

	March 31,
	2011	Level 1	Level 2	Level 3
	(In thousands)

Cash equivalents	$1,303	$1,303	$—	$—
U.S. government and agency debt securities	174,331	174,331	—	—
Corporate debt securities	35,801	—	34,754	1,047
International government agency debt securities	38,471	38,471	—	—
Strategic equity investments	675	675	—	—

Total	$250,581	$214,780	$34,754	$1,047

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2010	Level 1	Level 2	Level 3
	(In thousands)

Cash equivalents and money market funds	$1,289	$1,289	$—	$—
U.S. government and agency debt securities	185,768	185,768	—	—
Corporate debt securities	40,404	—	38,668	1,736
International government agency debt securities	26,799	26,799	—	—
Auction rate securities	8,546	—	—	8,546
Asset backed debt securities	959	—	—	959
Strategic equity investments	1,335	1,335	—	—

Total	$265,100	$215,191	$38,668	$11,241

The following table is a rollforward of the fair value of the Company’s investments whose fair value was determined using Level 3 inputs at March 31, 2011:

Fair
Value
(In thousands)

Balance, April 1, 2010	$11,241
Total unrealized gains included in comprehensive income	1,517
Redemptions, at par value	(10,983)
Investments transferred out of Level 3	(728)

Balance, March 31, 2011	$1,047

During the year ended March 31, 2011, there were no transfers of investments between Level 1 and Level 2 of the fair value hierarchy and there was one transfer between Level 3 and Level 2 as trading resumed for one of the Company’s investments in corporate debt securities. The Company did not recognize any gains or losses on Level 3 securities sold during the year ended March 31, 2011 or still held at March 31, 2011 in the consolidated statements of operations.

Certain of the Company’s investments in corporate debt securities have been classified as Level 2 within the fair value hierarchy. These investments are initially valued at the transaction price and subsequently valued utilizing third party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of March 31, 2011 or March 31, 2010.

At March 31, 2011, the Company’s Level 3 investment consists of one corporate debt security. The Company used a discounted cash flow model to determine the estimated fair value of this security. The assumptions used in the discounted cash flow model included estimates for interest rates, timing of cash flows, expected holding periods and risk adjusted discount rates, which include a provision for default and liquidity risk, which the Company believes to be the most critical assumptions utilized within the analysis.

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INVENTORY

Inventory consists of the following:

	March 31,
	2011	2010
	(In thousands)

Raw materials	$3,100	$4,130
Work in process	5,843	7,788
Finished goods(1)	11,127	8,501
Consigned-out inventory(2)	355	234

Inventory	$20,425	$20,653

(1)	At March 31, 2011 and 2010, the Company had $2.0 and 0.7 million, respectively, of finished goods inventory located at its third party warehouse and shipping service provider.

(2)	At March 31, 2011 and 2010, consigned-out inventory relates to VIVITROL inventory in the distribution channel for which the Company had not recognized revenue.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	March 31,
	2011	2010
	(In thousands)

Land	$301	$301
Building and improvements	36,792	36,759
Furniture, fixture and equipment	62,660	62,501
Leasehold improvements	44,779	42,660
Construction in progress	42,194	43,695

Subtotal	186,726	185,916
Less: accumulated depreciation	(91,706)	(89,011)

Total property, plant and equipment, net	$95,020	$96,905

Depreciation expense was $8.7 million, $25.0 million and $10.3 million for the years ended March 31, 2011, 2010 and 2009, respectively. The Company has $0.5 million of fully depreciated equipment acquired under a capital lease at March 31, 2011 and 2010.

During the year ended March 31, 2011, the Company wrote off furniture, fixtures and equipment that had a carrying value of $0.1 million at the time of disposition and received proceeds from the sales of furniture, fixtures and equipment of $0.4 million. During the year ended March 31, 2010, the Company wrote off or sold furniture, fixtures and equipment that had a carrying value of $1.3 million at the time of disposition and received proceeds from the sales of furniture, fixtures and equipment of $0.2 million. During the year ended March 31, 2010, in connection with the Company’s relocation of its corporate headquarters from Cambridge, Massachusetts to Waltham, Massachusetts in the fourth quarter of the year ended March 31, 2010, the Company accelerated the depreciation on laboratory related leasehold improvements located at the Company’s Cambridge facility, which no longer had any benefit or future use to the Company. The amount of accelerated depreciation recorded was $14.1 million.

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following:

	March 31,
	2011	2010
	(In thousands)

Accounts payable	$9,269	$8,197
Accrued compensation	17,481	15,276
Accrued interest	—	898
Accrued other	18,184	13,510

Total accounts payable and accrued expenses	$44,934	$37,881

9.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,
	2011	2010
	(In thousands)

Non-recourse RISPERDAL CONSTA secured 7% Notes	$—	$51,043
Less: current portion	—	(51,043)

Long-term debt	$—	$—

Non-Recourse RISPERDAL CONSTA Secured 7% Notes

On February 1, 2005, the Company, pursuant to the terms of a purchase and sale agreement, sold, assigned and contributed to Royalty Sub the rights of the Company to collect certain royalty payments and manufacturing fees earned under the license and manufacturing and supply agreements with Janssen, in exchange for approximately $144.2 million in cash. Concurrently with the purchase and sale agreement, on February 1, 2005, Royalty Sub issued an aggregate principal amount of $170.0 million of its non-recourse 7% Notes to certain institutional investors in a private placement, for net proceeds of approximately $144.2 million, after the original issue discount and offering costs of approximately $19.7 million and $6.1 million, respectively. The yield to maturity at the time of the offer was 9.75%. The annual cash coupon rate was 7% and was payable quarterly, beginning on April 1, 2005, however, portions of the principal amount that were not paid off in accordance with the expected principal repayment schedule would have accrued interest at 9.75% per annum. Through January 1, 2009, the holders received only quarterly cash interest payments. Beginning on April 1, 2009, principal payments were made to the holders, subject to certain conditions, and the non-recourse 7% Notes were scheduled to mature on January 1, 2012.

On July 1, 2010, in addition to the scheduled principal payment of $6.4 million, the Company fully redeemed the balance of the non-recourse 7% Notes for $39.2 million, representing 101.75% of the

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding principal balance in accordance with the terms of the Indenture for the non-recourse 7% Notes. As a result of this transaction, the Company recorded charges of $1.4 million relating to the write-off of the unamortized portion of deferred financing costs and $0.8 million primarily related to the premium paid on the redemption of the non-recourse 7% Notes within “interest expense” in the accompanying consolidated statement of operations. The Company previously purchased, in five separate, privately negotiated transactions, an aggregate of $93.0 million in principal amount of its then outstanding non-recourse 7% Notes for $89.4 million during the year ended March 31, 2009. The Company recorded an aggregate loss on the extinguishment of debt related to these transactions of $2.5 million, consisting of $0.9 million of transaction fees and $1.6 million, which was the difference between the carrying value and the purchase price of the non-recourse 7% Notes, within “interest expense” in the accompanying consolidated statement of operations.

During the years ended March 31, 2011, 2010 and 2009, amortization of the original issue discount and offering costs, which were being amortized over the expected principal repayment period ending January 1, 2012, totaled $1.7 million, $1.7 million and $3.7 million, respectively.

10.	RESTRUCTURING

In March 2008, the Company’s collaborative partner Eli Lilly and Company (“Lilly”) announced the decision to discontinue the AIR® Insulin development program and gave notice of termination under the collaborative development and license agreement. In March 2008, in connection with the program termination, the Company’s board of directors approved a plan (the “2008 Restructuring”) to reduce the Company’s workforce by approximately 150 employees and to cease operations at the Company’s AIR commercial manufacturing facility located in Chelsea, Massachusetts. In connection with the 2008 Restructuring, the Company recorded charges of $6.9 million during the year ended March 31, 2008. Activity related to the 2008 Restructuring was as follows:

Facility
Closure
(In thousands)

Balance, April 1, 2009	$4,193
Payments	(811)
Other adjustments	214

Balance, March 31, 2010	$3,596
Payments	(896)
Other adjustments	457

Balance, March 31, 2011	$3,157

At March 31, 2011 and 2010, the restructuring liability related to the 2008 Restructuring consists of $0.7 million and $0.6 million classified as current, respectively, and $2.5 million and $3.0 million classified as long-term, respectively, in the accompanying consolidated balance sheets. As of March 31, 2011, the Company had paid in cash, written off, recovered and made restructuring charge adjustments totaling approximately $0.7 million in facility closure costs, $2.9 million in employee separation costs and $0.1 million in other contract termination costs in connection with the 2008 Restructuring. The $3.2 million remaining in the restructuring accrual at March 31, 2011 is expected to be paid out through fiscal 2016 and relates primarily to estimates of lease costs associated with the exited facility and may require adjustment in the future.

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	SHAREHOLDERS’ EQUITY

Share Repurchase Programs

In November 2007, the board of directors authorized a share repurchase program to repurchase up to $175.0 million of the Company’s common stock at the discretion of management from time to time in the open market or through privately negotiated transactions (the “2007 repurchase program”). In June 2008, the board of directors authorized the expansion of this repurchase program by an additional $40.0 million, bringing the total authorization under this program to $215.0 million. The objective of the 2007 repurchase program is to improve shareholders’ returns. At March 31, 2011, approximately $101.0 million was available to repurchase common stock pursuant to the 2007 repurchase program. All shares repurchased are recorded as treasury stock. The repurchase program has no set expiration date and may be suspended or discontinued at any time.

During the year ended March 31, 2011, the Company did not acquire any shares of outstanding common stock under the 2007 repurchase program. During the year ended March 31, 2010, the Company expended $2.7 million on open market purchases and repurchased 328,404 shares of outstanding common stock at an average price of $8.17 per share under the 2007 repurchase program. In addition to the stock repurchases, during the years ended March 31, 2011, 2010 and 2009, the Company acquired, by means of net share settlements, 123,943, 100,449 shares and 51,891 shares of Alkermes common stock, at an average price of $11.41, $8.68 and $11.39 per share, respectively, related to the vesting of employee stock awards to satisfy withholding tax obligations. In addition, during the years ended March 31, 2010 and 2009, the Company acquired 7,961 shares and 9,176 shares, respectively, of Alkermes common stock, at an average price of $12.56 and $12.66 per share, respectively, tendered by former and current employees as payment of the exercise price of stock options granted under the Company’s equity compensation plans. During the year ended March 31, 2011, there were no shares tendered by former or current employees as payment of the exercise price of stock options granted under the Company’s equity compensation plans.

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

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	SHARE-BASED COMPENSATION

Share-based Compensation Expense

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations and comprehensive (loss) income:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)

Cost of goods manufactured and sold	$1,725	$1,506	$1,348
Research and development	6,218	3,489	4,438
Selling, general and administrative	11,889	8,926	9,024

Total share-based compensation expense	$19,832	$13,921	$14,810

At March 31, 2011, 2010 and 2009, $0.6 million, $0.6 million and $0.4 million, respectively, of share-based compensation cost was capitalized and recorded as “Inventory” in the consolidated balance sheets.

Share-based Compensation Plans

The Company has one compensation plan pursuant to which awards are currently being made, the 2008 Plan. The Company has six share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: (i) the 1990 Omnibus Stock Option Plan (the “1990 Plan”); (ii) the 1996 Stock Option Plan for Non-Employee Directors (the “1996 Plan”); (iii) the 1998 Equity Incentive Plan (the “1998 Plan”); (iv) the 1999 Stock Option Plan (the “1999 Plan”); (v) the 2002 Restricted Stock Award Plan (the “2002 Plan”); and (vi) the 2006 Stock Option Plan for Non-Employee Directors (the “2006 Plan”). The 2008 Plan provides for issuance of non-qualified and incentive stock options, restricted stock, restricted stock units, cash-based awards and performance shares to employees, officers and directors of, and consultants to the Company, in such amounts and with such terms and conditions as may be determined by the compensation committee of the Company’s board of directors, subject to provisions of the 2008 Plan.

At March 31, 2011, there were 5.4 million shares of common stock available for issuance under the 2008 Plan. The 2008 Plan provides that awards other than stock options will be counted against the total number of shares available under the plan in a 2-to-1 ratio.

Stock Options

A summary of stock option activity is presented in the following table:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, April 1, 2010	18,026,673	$15.52
Granted	2,133,500	12.14
Exercised	(590,497)	10.45
Forfeited	(119,262)	11.36
Expired	(2,465,405)	28.28

Outstanding, March 31, 2011	16,985,009	$13.45

Exercisable, March 31, 2011	12,417,747	$14.39

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant date fair value of stock options granted during the years ended March 31, 2011, 2010 and 2009 was $5.92, $4.46 and $5.41, respectively. The aggregate intrinsic value of stock options exercised during the years ended March 31, 2011, 2010 and 2009 was $2.0 million, $2.6 million and $4.9 million, respectively.

At March 31, 2011, there were 4.3 million stock options expected to vest with a weighted average exercise price of $10.88 per share, a weighted average contractual remaining life of 8.43 years and an aggregate intrinsic value of $9.5 million. At March 31, 2011, the aggregate intrinsic value of stock options exercisable was $13.7 million with a weighted average remaining contractual term of 4.0 years. The number of stock options expected to vest is determined by applying the pre-vesting forfeiture rate to the total outstanding options. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.

At March 31, 2011, there was $11.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.4 years. Cash received from option exercises under the Company’s Plans during the years ended March 31, 2011 and 2010 was $4.7 million and $2.6 million, respectively. The Company issued new shares upon option exercises during the years ended March 31, 2011 and 2010.

Time-Vested Restricted Stock Units

A summary of time-vested RSU activity is presented in the following table:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested, April 1, 2010	1,465,497	$10.14
Granted	844,700	11.74
Vested	(365,682)	10.84
Forfeited	(74,000)	11.06

Novested, March 31, 2011	1,870,515	$10.69

The weighted average grant date fair value of time-vested RSU’s granted during the years ended March 31, 2011, 2010 and 2009 was $11.74, $8.83 and $12.29, respectively. The total fair value of time-vested RSU’s that vested during the years ended March 31, 2011, 2010 and 2009 was $4.0 million, $2.4 million and $1.7 million, respectively.

At March 31, 2011, there was $9.5 million of total unrecognized compensation cost related to unvested time-vested RSUs, which will be recognized over a weighted average remaining contractual term of 1.4 years.

Performance-Based Restricted Stock Units

In May 2009, the board of directors awarded 45,000 RSUs to certain of the Company’s executive officers under the 2006 Plan that vest upon the approval of BYDUREON by the U.S. Food and Drug Administration (“FDA”), provided the approval by the FDA occurs at least one year after the date of grant. During the year ended March 31, 2010, 20,000 RSU’s were forfeited upon the resignation of an executive officer. The grant date fair value of the award was $8.55 per share, which was the market value of the Company’s stock on the date of grant. At March 31, 2011, the performance condition had not been met and the award had not vested. At March 31, 2011, there was no unrecognized compensation cost related to these RSUs.

In May 2008, the board of directors awarded 40,000 RSUs to certain of the Company’s executive officers under the 2002 Plan that vests upon the achievement of a market condition specified in the award terms.

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended March 31, 2010, 10,000 RSU’s were forfeited upon the resignation of an executive officer. At March 31, 2011, the market condition had not been met and the award had not vested. The grant date fair value of $9.48 per share was determined through the use of a Monte Carlo simulation model. The compensation cost for the award’s grant date fair value of $0.4 million was recognized over a derived service period of 1.4 years. At March 31, 2011, there was no unrecognized compensation cost related to these RSUs.

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

During the years ended March 31, 2011, 2010 and 2009, the Company recognized $154.4 million, $148.8 million, and $150.2 million, respectively, of revenue from its arrangements with Janssen.

Amylin

In May 2000, the Company entered into a development and license agreement with Amylin for the development of BYDUREON, which is under development for the treatment of type 2 diabetes. Pursuant to the development and license agreement, Amylin has an exclusive, worldwide license to the Company’s polymer-based microsphere technology for the development and commercialization of injectable extended-release formulations of exendins and other related compounds. Amylin has entered into a collaboration agreement with Lilly for the development and commercialization of exenatide, including BYDUREON. The Company receives funding for R&D and milestone payments consisting of cash and warrants for Amylin common stock upon achieving certain development and commercialization goals and will also receive royalty payments based on future product sales, if any. In October 2005 and in July 2006, the Company amended the development and license agreement. Pursuant to the 2006 amendment, the Company is responsible for

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

formulation and non-clinical development of any products that may be developed pursuant to the agreement and for manufacturing these products for use in clinical trials and, in certain cases, for commercial sale. Subject to its arrangement with Lilly, Amylin is responsible for conducting clinical trials, securing regulatory approvals and marketing any products resulting from the collaboration on a worldwide basis.

In conjunction with the 2005 amendment of the development and license agreement with Amylin, the parties reached an agreement regarding the construction of a manufacturing facility for BYDUREON and certain technology transfer related thereto. In December 2005, Amylin purchased a facility for the manufacture of BYDUREON and began construction in early calendar year 2006. Amylin is responsible for all costs and expenses associated with the design, construction and validation of the facility. The parties have agreed that the Company will transfer its technology for the manufacture of BYDUREON to Amylin. Amylin agreed to reimburse the Company for any time, at an agreed-upon FTE rate, and materials expense the Company incurred with respect to the transfer of technology. In January 2009, the parties agreed that the technology transfer was complete. Amylin will be responsible for the manufacture of BYDUREON and will operate the facility. Until the end of the first ten full calendar years following the year in which the first commercial sale of BYDUREON takes place, the Company will receive royalties equal to 8% of net sales from the first 40 million units of BYDUREON sold in any particular year and 5.5% of net sales from units sold beyond the first 40 million for that year. After this period, royalties will be paid at the rate of 5.5% of net sales. Notwithstanding the aforementioned, in countries in which there is no patent coverage for the product, royalties will be payable at the rate of 25% of 5.5% for ten years from the first commercial sale in such country. Amylin’s obligation to pay royalties on BYDUREON shall cease on a country by country basis upon the later of (i) ten years after the date of the first commercial sale of the product in such country or (ii) the expiration of the last patent covering BYDUREON in such country. In addition, the Company will receive a $7.0 million milestone payment upon the first commercial sale of BYDUREON in the U.S. and an additional $7.0 million milestone payment upon the first commercial sale in Europe.

Amylin may terminate the development and license agreement for any reason upon 180 days written notice to the Company. In addition, either party may terminate the development and license agreement upon a material default or breach by the other party that is not cured within 60 days after receipt of written notice specifying the default or breach.

During the years ended March 31, 2011, 2010, and 2009, the Company recognized $2.9 million, $4.1 million and $9.5 million, respectively, of revenue from its arrangements with Amylin.

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

In December 2007, Cilag made a nonrefundable payment of $5.0 million to the Company upon signing the agreement and in August 2008 paid the Company an additional $1.0 million upon achieving regulatory approval of VIVITROL for the treatment of alcohol dependence in Russia. Under the agreement, Cilag could pay the Company up to an additional $33.0 million in milestone payments upon the receipt of additional regulatory approvals for the product, the occurrence of certain agreed-upon events and levels of VIVITROL sales.

Commencing five years after the effective date of the agreement, Cilag will have the right to terminate the agreement at any time by providing 90 days prior written notice to the Company, subject to certain

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended March 31, 2011, 2010 and 2009, the Company recognized $0.4 million, $0.8 million and $1.4 million of revenue from its arrangement with Cilag, respectively.

Cephalon

In June 2005 and October 2006, the Company entered into the Agreements and Amendments, respectively, with Cephalon to jointly develop, manufacture and commercialize extended-release forms of naltrexone, including VIVITROL (the “product” or “products”), in the U.S. Under the terms of the Agreements, the Company provided Cephalon with a co-exclusive license to use and sell the product in the U.S. and a non-exclusive license to manufacture the product under certain circumstances, with the ability to sublicense. The Company was responsible for obtaining marketing approval for VIVITROL in the U.S. for the treatment of alcohol dependence, which was received from the FDA in April 2006, for completing the first VIVITROL manufacturing line and manufacturing the product. The companies shared responsibility for additional development of the products, and also shared responsibility for developing the commercial strategy for the products. Cephalon had primary responsibility for the commercialization, including distribution and marketing, of the products in the U.S. and the Company supported this effort with a team of managers of market development. Cephalon paid the Company an aggregate of $274.6 million in nonrefundable milestone payments related to the Agreements and Amendments, and the Company was responsible to fund the first $124.6 million of cumulative net losses incurred on the product.

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

At the Termination Date, the Company was responsible for all VIVITROL profits or losses, net of $11.0 million Cephalon paid the Company to fund its share of estimated VIVITROL product losses during the one-year period following the Termination Date, and Cephalon has no rights to royalty payments on future sales of VIVITROL. In order to facilitate the full transfer of all commercialization of VIVITROL to the Company, Cephalon, at the Company’s option, and on its behalf, agreed to perform certain transition services until May 31, 2009 at an FTE rate agreed to by the parties.

During the years ended March 31, 2011, 2010 and 2009, the Company recognized none, $5.0 million and $134.0 million, respectively, of revenue from its arrangements with Cephalon. During the years ended March 31, 2011, 2010 and 2009, the Company recorded expenses of none, $0.6 million and $1.8 million, respectively, related to certain transition services performed by Cephalon on its behalf.

Lilly

On March 7, 2008, the Company received a letter from Lilly terminating the development and license agreement between Lilly and the Company dated April 1, 2001, as amended, relating to the development of inhaled formulations of insulin and other compounds potentially useful for the treatment of diabetes, based on

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s proprietary AIR pulmonary technology. In June 2008, the Company entered into an agreement (the “AIR Insulin Termination Agreement”) with Lilly whereby the Company received $40.0 million in cash as payment for all services it had performed through the date of the AIR Insulin Termination Agreement and title to the Lilly-owned manufacturing equipment located at the Company’s AIR manufacturing facility. Upon entering into the AIR Insulin Termination Agreement, the license the Company granted to Lilly under the development and license agreement reverted to the Company.

During the years ended March 31, 2011, 2010 and 2009, the Company recognized none, none and $26.8 million, respectively, of revenue from its arrangements with Lilly.

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

Under the terms of the agreement, RPI granted the Company an exclusive worldwide license to certain patents and patent applications relating to its compounds designed to modulate opioid receptors. The Company is responsible for the continued research and development of any resulting product candidates. The Company paid RPI a nonrefundable, upfront payment of $0.5 million and is obligated to pay annual fees of up to $0.2 million, and tiered royalty payments of between 1% and 4% of annual net sales in the event any products developed under the agreement are commercialized. In addition, the Company is obligated to make milestone payments in the aggregate of up to $9.1 million, upon certain agreed-upon development events. All amounts paid to RPI under this license agreement have been expensed and are included in research and development expenses. In July 2008, the parties amended the agreement to expand the license to include certain additional patent applications. The Company paid RPI an additional nonrefundable payment of $0.1 million and slightly increased the annual fees in consideration of this amendment. During the years ended March 31, 2011, 2010 and 2009, the Company recorded R&D expense of $0.4 million, $0.3 million and $0.6 million related to its agreements with RPI.

Acceleron

In December 2009, the Company entered into a collaborative arrangement with, and made an investment in, Acceleron Pharma, Inc. (“Acceleron”). In exchange for a nonrefundable, upfront payment of $2.0 million, an equity investment in Acceleron of $8.0 million and certain potential milestone payments and royalties, the Company has obtained an exclusive license to Acceleron’s proprietary long-acting Fc fusion technology platform, called the MEDIFUSIONtm technology, which is designed to extend the circulating half-life of proteins and peptides. The first drug candidate being developed with this technology is a long-acting form of a TNF receptor-Fc fusion protein for the treatment of rheumatoid arthritis and related autoimmune diseases.

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

The Company’s December 2009 investment in Acceleron consisted of an $8.0 million purchase of shares of Series D-1 convertible, redeemable preferred stock. In July 2010, the Company invested an additional $0.5 million in exchange for shares of Series E convertible, redeemable preferred stock and common stock warrants. The Company’s Chairman, President and Chief Executive Officer is one of nine members of

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acceleron’s board of directors. The Company accounts for its investment in Acceleron under the cost method as Acceleron is a privately-held company over which the Company does not exercise significant influence. The Company will continue to monitor this investment to evaluate whether any decline in its value has occurred that would be other-than-temporary, based on the implied value from any recent rounds of financing completed by Acceleron, specific events at Acceleron, market prices of comparable public companies and general market conditions. The Company’s investment balance of $8.5 million and $8.0 million at March 31, 2011 and 2010, respectively, is recorded within “Other assets” in the accompanying consolidated balance sheets.

In addition to the upfront payment and equity investment, the Company will reimburse Acceleron for any time, at an agreed-upon FTE rate, and materials expense Acceleron incurs during development. The Company is obligated to make developmental and sales milestone payments in the aggregate of up to $110.0 million per product in the event that certain development and sales goals are achieved. The Company is also obligated to make tiered royalty payments in the mid-single digits on annual net sales in the event any products developed under the agreement are commercialized.

During the year ended March 31, 2011 and 2010, the Company incurred expenses of $3.0 million and $0.9 million, respectively, in connection with its arrangement with Acceleron, which is recorded within “Research and development” expense in the accompanying consolidated statement of operations and comprehensive (loss) income. Additionally, the $2.0 million upfront payment made during the year ended March 31, 2010, was charged to R&D expense as technological feasibility of the acquired technology had not been established.

Civitas

In December 2010, the Company entered into an arrangement with Civitas Therapeutics, Inc. (“Civitas”) whereby the Company sold, assigned, transferred, conveyed and delivered to Civitas the right, title and interest of its pulmonary patent portfolio and certain of its pulmonary drug delivery equipment, instruments and technical and regulatory documentation in exchange for 15% of the issued shares of the Series A preferred stock of Civitas and a royalty on future sales of any products developed using the pulmonary drug delivery technology. In addition, the Company has a seat on the Civitas board of directors.

Civitas is a privately held biopharmaceutical company that secured a $20 million Series A financing, of which $10 million was received in December 2010 and a further $10 million is payable to Civitas upon an acceptance by the U.S. Food and Drug Administration of an investigational new drug application for a pulmonary product. Civitas also entered into an agreement to sublease the Company’s pulmonary manufacturing facility located in Chelsea, Massachusetts and has an option to purchase the Company’s pulmonary manufacturing equipment located at this facility. Commencing six months after its effective date, Civitas may terminate the asset purchase and license agreement for any reason upon 90 days written notice to the Company. The Company may terminate the asset purchase and license agreement for default in the event Civitas does not meet certain minimum development performance obligations. Either party may terminate the asset purchase and license agreement upon a material default or breach by the other party that is not cured within 45 days after receipt of written notice specifying the default or breach.

At March 31, 2011, the Company has an approximately 13% ownership position in Civitas and accounts for its investment in Civitas under the equity method, as the Company believes it may be able to exercise significant influence over the operating and financial policies of Civitas. Under the equity method, when the Company records its proportionate share of Civitas’ net loss, it decreases other income (expense) in its consolidated statements of operations and reduces the carrying value of its investment in Civitas. The Company is not obligated to fund future losses, if any, of Civitas. The Company will incur its proportionate share of Civitas’ net loss up to the carrying value of the Company’s investment in Civitas. Conversely, when the Company records its proportionate share of Civitas’ net income, it increases other income (expense) in its

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statements of operations and comprehensive (loss) income and increases the carrying value of its investment in Civitas. During the year ended March 31, 2011, the Company’s proportionate share of Civitas’ net loss was not material.

The fair value of the Civitas Series A preferred stock received by the Company exceeded the carrying value of the assets the Company exchanged in this transaction. The difference between these amounts has been deferred and is being recognized as other income, ratably over a period of approximately five years in the Company’s consolidated statements of operations and comprehensive (loss) income. The carrying value of the Company’s equity investment in Civitas at March 31, 2011 is $1.3 million and is recorded in “Other assets” in the accompanying consolidated balance sheets. The carrying value of the deferred gain at March 31, 2011 is $1.2 million and has been allocated between, and is recorded in, “Accounts payable and accrued expenses” and “Other long-term liabilities” in the accompanying consolidated balance sheets.

14.	INCOME TAXES

The components of the Company’s net deferred tax asset were as follows:

	March 31,
	2011	2010
	(In thousands)

NOL carryforwards — federal and state	$54,555	$39,603
Tax benefit from the exercise of stock options	35,440	38,776
Tax credit carryforwards	18,038	16,961
Alkermes Europe, Ltd. NOL carryforward	5,049	5,236
Deferred revenue	2,016	2,070
Share-based compensation	18,137	14,133
Property, plant and equipment	(6,482)	(4,412)
Other	6,459	6,176
Less: valuation allowance	(133,212)	(118,543)

	$—	$—

As of March 31, 2011, the Company had $274.2 million of Federal domestic operating loss carryforwards, $38.5 million of state operating loss carryforwards, and $18.7 million of foreign net operating loss and foreign capital loss carryforwards, which either expire on various dates through 2031 or can be carried forward indefinitely. These loss carryforwards are available to reduce future federal, state and foreign taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. These loss carryforwards, which may be utilized in any future period, may be subject to limitations based upon changes in the ownership of the company’s stock. The valuation allowance relates to the Company’s U.S. net operating losses and deferred tax assets and certain other foreign deferred tax assets and is recorded based upon the uncertainty surrounding their realizability, as these assets can only be realized via profitable operations in the respective tax jurisdictions.

The Company records a deferred tax asset or liability based on the difference between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which the Company operates and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of federal, state and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of March 31, 2011, the Company determined that it is more likely than not that the deferred tax assets will not be realized and a full valuation allowance has been recorded.

The tax benefit from stock option exercises included in the table above represents benefits accumulated prior to the adoption of Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) that have not been realized. Subsequent to the adoption of ASC 718 on April 1, 2006, an additional $6.1 million of tax benefits from stock option exercises have not been recognized in the financial statements and will be once they are realized. In total, the Company has approximately $41.5 million related to certain operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

The Company’s (benefit) provision for income taxes was comprised of the following:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)

Current income tax (benefit) expense:
Federal	$(756)	$(3,318)	$483
State	30	75	24
Deferred income tax (benefit):
Federal	(206)	(1,674)	—
State	(19)	(158)	—

Total tax (benefit) provision	$(951)	$(5,075)	$507

The current federal income tax benefit of $0.8 million for the year ended March 31, 2011 is primarily related to a $0.8 million tax benefit for bonus depreciation pursuant to the Small Business Jobs Act of 2010. Bonus depreciation increased the Company’s 2010 AMT NOL carryback and allowed the Company to recover additional AMT paid in the carryback period. The current federal income tax benefit of $3.3 million for the year ended March 31, 2010 is primarily the result of a carryback of the Company’s 2010 AMT NOL pursuant to the Worker, Homeownership and Business Act of 2009. This law increased the carryback period for certain net operating losses from two years to five years. Prior to the adoption of this law, the Company had recorded a full valuation allowance against the credits that were established in prior periods when the Company was subject to AMT provisions. The deferred federal and state tax benefit of $0.2 million and $1.8 million for the years ended March 31, 2011 and 2010, respectively, is primarily due to the Company’s recognition of $0.2 million and $1.8 million of income tax expense associated the increase in the value of certain securities that it carried at fair market value during the year ended March 31, 2011 and 2010, respectively. There were no similar income tax benefits or provisions for the years ended March 31, 2009. The provision for income taxes in the amount of $0.5 million for the year ended March 31, 2009 primarily represents AMT due without regard to the cash benefit of excess share-based compensation deductions. The AMT paid creates a credit carryforward and a resulting deferred tax asset, for which the Company has recorded a full valuation allowance.

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

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be incurred is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carryforwards may be available to reduce some portion of the U.S. tax liability, if any.

A reconciliation of the Company’s federal statutory tax rate to its effective rate is as follows:

	Year Ended March 31,
	2011	2010	2009

Statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	—	(0.1)%	—
Research and development benefit	1.4%	0.8%	(0.5)%
Share-based compensation	(2.6)%	(2.9)%	1.0%
Other permanent items	(0.5)%	(0.5)%	0.5%
Other	(0.1)%	—	0.1%
Change in valuation allowance	(30.1)%	(19.9)%	(34.7)%

Effective tax rate	2.1%	11.4%	0.4%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits
(In thousands)

Balance, April 1, 2009	$1,826
Additions based on tax positions related to prior periods	9

Balance, March 31, 2010	$1,835
Additions based on tax positions related to prior periods	49

Balance, March 31, 2011	$1,884

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

The tax years 1997 through 2010 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S. as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for taxes. For the year ended March 31, 2011, the Company’s accrued interest and penalties related to uncertain tax positions was not significant.

15.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases certain of its offices, research laboratories and manufacturing facilities under operating leases with initial terms of one to twenty years, expiring through the year 2020. Certain of the leases contain provisions for extensions of up to ten years. These lease commitments are primarily related to the Company’s corporate headquarters and manufacturing facility in Massachusetts. As of March 31, 2011, the

ALKERMES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total future annual minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Payment
Amount
(In thousands)

Fiscal Years:
2012	$13,258
2013	6,057
2014	3,734
2015	3,888
2016	3,704
Thereafter	13,922

44,563
Less: estimated sublease income	(14,891)

Total future minimum lease payments	$29,672

Rent expense related to operating leases charged to operations was approximately $5.4 million, $11.2 million and $11.7 million, for the years ended March 31, 2011, 2010 and 2009, respectively. These amounts are net of sublease income of $7.3 million, $3.5 million and $1.7 million earned in the years ended March 31, 2011, 2010 and 2009, respectively. In addition to its lease commitments, the Company has open purchase orders totaling $44.9 million at March 31, 2011.

License and Royalty Commitments

The Company has entered into license agreements with certain corporations and universities that require the Company to pay annual license fees and royalties based on a percentage of revenues from sales of certain products and royalties from sublicenses granted by the Company. Amounts paid under these agreements were approximately $0.5 million, $0.6 million and $0.9 million for the years ended March 31, 2011, 2010 and 2009, respectively, and were recorded as “Research and development” expense in the consolidated statements of operations and comprehensive (loss) income.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims in the ordinary course of business. Although the outcome of litigation cannot be predicted with certainty and some legal proceedings and claims may be disposed of unfavorably to the Company, the Company does not believe that it is currently a party to any material legal proceedings.

16.	SUBSEQUENT EVENTS

On May 9, 2011, the Company announced that it had entered into a definitive merger agreement under which the Company would merge with Elan Drug Technologies (“EDT”), a drug formulation and manufacturing business unit of Elan Corporation plc (“Elan”). The Company and EDT will be combined under a new holding company incorporated in Ireland and the company will be named Alkermes plc. The transaction was approved by the board of directors of both the Company and Elan and at the closing of the transaction, Elan will receive $500 million in cash and 31.9 million shares of Alkermes plc common stock. The Company has obtained a commitment from Morgan Stanley & Co. and HSBC Securities (USA) Inc., to provide up to $450 million in term loan financing, which in addition to existing cash and investment balances, will comprise the cash consideration to Elan.

EXHIBIT INDEX

Exhibit
No.

2.1		Business Combination Agreement and Plan of Merger, dated as of May 9, 2011, by and among Elan Corporation, plc, Antler Science Two Limited, Elan Science Four Limited, EDT Pharma Holdings Limited, EDT US Holdco, Inc., Antler Acquisition Corp., and Alkermes, Inc. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 9, 2011.)
2.2		Form of Shareholder’s Agreement by and among Alkermes, plc, Elan Corporation, plc, and Elan Science Three Limited. (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on May 9, 2011.)
3.1		Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on June 7, 2001. (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 001-14131).)
3	.1(a)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on December 16, 2002 (2002 Preferred Stock Terms). (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 16, 2002 (File No. 001-14131).)
3	.1(b)	Amendment to Third Amended and Restated Articles of Incorporation as filed with the Pennsylvania Secretary of State on May 14, 2003. (Incorporated by reference to Exhibit A to Exhibit 4.1 to our Report on Form 8-A filed on May 2, 2003 (File No. 000-19267).)
3.2		Second Amended and Restated By-Laws of Alkermes, Inc. (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on September 28, 2005.)
4.1		Specimen of Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4 to our Registration Statement on Form S-1, as amended (File No. 033-40250).)
4.2		Specimen of Non-Voting Common Stock Certificate of Alkermes, Inc. (Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 001-14131).)
4.3		Rights Agreement, dated as of February 7, 2003, as amended, between Alkermes, Inc. and EquiServe Trust Co., N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to our Report on Form 8-A filed on May 2, 2003 (File No. 000-19267).)
10.1		Stock Option Plan for Non-Employee Directors, as amended. (Incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 filed on October 1, 2003 (File No. 333-109376).)+
10.2		Lease, dated as of October 26, 2000, between FC88 Sidney, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 001-14131).)
10.3		Lease, dated as of October 26, 2000, between Forest City 64 Sidney Street, Inc. and Alkermes, Inc. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 001-14131).)
10.4		Lease Agreement, dated as of April 22, 2009 between PDM Unit 850, LLC, and Alkermes, Inc. (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.)
10.5		First Amendment to Lease Agreement between Alkermes, Inc. and PDM Unit 850, LLC, dated as of June 18, 2009 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10	.5(a)	License Agreement, dated as of February 13, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica Inc. (U.S.) (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)*
10.6		License Agreement, dated as of February 21, 1996, between Medisorb Technologies International L.P. and Janssen Pharmaceutica International (worldwide except U.S.) (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (File No. 000-19267).)*
10.7		Manufacturing and Supply Agreement, dated August 6, 1997, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (File No. 001-14131).)***

Exhibit
No.

10.8		Third Amendment To Development Agreement, Second Amendment To Manufacturing and Supply Agreement and First Amendment To License Agreements by and between Janssen Pharmaceutica International Inc. and Alkermes Controlled Therapeutics Inc. II, dated April 1, 2000 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.8(a)	Fourth Amendment To Development Agreement and First Amendment To Manufacturing and Supply Agreement by and between Janssen Pharmaceutica International Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 20, 2000 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.8(b)	Addendum to Manufacturing and Supply Agreement, dated August 2001, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19(b) to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (File No. 001-14131).)***
10	.8(c)	Letter Agreement and Exhibits to Manufacturing and Supply Agreement, dated February 1, 2002, by and among Alkermes Controlled Therapeutics Inc. II, Janssen Pharmaceutica International and Janssen Pharmaceutica, Inc. (assigned to Alkermes Inc. in July 2006). (Incorporated by reference to Exhibit 10.19(a) to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.)***
10	.8(d)	Amendment to Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 22, 2003 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.8(e)	Fourth Amendment To Manufacturing and Supply Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated January 10, 2005 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.)****
10.9		Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 21, 2002 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.)****
10	.9(a)	Amendment to Agreement by and between JPI Pharmaceutica International, Janssen Pharmaceutica Inc. and Alkermes Controlled Therapeutics Inc. II, dated December 16, 2003 (assigned to Alkermes Inc. in July 2006) (with certain confidential information deleted). (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.)****
10.10		Employment agreement, dated as of December 12, 2007, by and between Richard F. Pops and Alkermes, Inc. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.)+
10	.10(a)	Amendment to Employment Agreement by and between Alkermes, Inc. and Richard F. Pops. (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 7, 2008.)+
10	.10(b)	Amendment No. 2 to Employment Agreement by and between Alkermes, Inc. and Richard F. Pops, dated September 10, 2009. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 11, 2009.)+
10.11		Employment agreement, dated as of December 12, 2007, by and between David A. Broecker and Alkermes, Inc. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.)+
10	.11(a)	Amendment to Employment Agreement by and between Alkermes, Inc. and David A. Broecker. (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 7, 2008.)+

Exhibit
No.

10	.11(b)	Separation Agreement by and between Alkermes, Inc. and David A. Broecker, dated September 10, 2009. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2009.)+
10.12		Form of Employment Agreement, dated as of December 12, 2007, by and between Alkermes, Inc. and each of Kathryn L. Biberstein, Elliot W. Ehrich, M.D., James M. Frates, Michael J. Landine, Gordon G. Pugh. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.)+
10	.12(a)	Form of Amendment to Employment Agreement by and between Alkermes, Inc. and each of each of Kathryn L. Biberstein, Elliot W. Ehrich, M.D., James M. Frates, Michael J. Landine, Gordon G. Pugh. (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 7, 2008.)+
10.13		Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and each of Kathryn L. Biberstein and James M. Frates. (Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended March 31, 2007.)+
10.14		Form of Covenant Not to Compete, of various dates, by and between Alkermes, Inc. and each of Elliot W. Ehrich, M.D., Michael J. Landine, and Gordon G. Pugh. (Incorporated by reference to Exhibit 10.15(a) to our Annual Report on Form 10-K for the year ended March 31, 2007.)+
10.15		Form of Indemnification Agreement by and between Alkermes, Inc. and each of its directors and executive officers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 25, 2010.)+
10.16		Accelerated Share Repurchase Agreement, dated as of February 7, 2008, between Morgan Stanley & Co. Incorporated and Alkermes, Inc. (Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended March 31, 2008.)
10.17		Alkermes, Inc. 1998 Equity Incentive Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006.)+
10	.17(a)	Form of Stock Option Certificate pursuant to Alkermes, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10.18		Alkermes, Inc. Amended and Restated 1999 Stock Option Plan. (Incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF 14/A filed on July 27, 2007.)+
10	.18(a)	Form of Incentive Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10	.18(b)	Form of Non-Qualified Stock Option Certificate pursuant to the 1999 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.)+
10.19		Alkermes, Inc. 2002 Restricted Stock Award Plan as Amended and Approved on November 2, 2006. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006.)+
10	.19(a)	Amendment to Alkermes, Inc. 2002 Restricted Stock Award Plan. (Incorporated by reference to Appendix B to our Definitive Proxy Statement on Form DEF 14/A filed on July 27, 2007.)+
10.20		2006 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.)+
10	.20(a)	Amendment to 2006 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix C to our Definitive Proxy Statement on Form DEF 14/A filed on July 27, 2007.)+
10.21		Alkermes Fiscal 2012 Reporting Officer Performance Pay Plan. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2011.)+
10	.21(a)	Amended and Restated Alkermes Fiscal 2012 Reporting Officer Performance Pay Plan. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2011.)+
10.22		Alkermes Fiscal 2011 Reporting Officer Performance Pay Plan. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 25, 2010.)+

Exhibit
No.

10.23		Alkermes, Inc., 2008 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2008.)+
10	.23(a)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Incentive Stock Option), as amended (Incorporated by reference to Exhibit 10.27(a) to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.)+
10	.23(b)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Non-Qualified Option), as amended (Incorporated by reference to Exhibit 10.27(b) to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.)+
10	.23(c)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Stock Option Award Certificate (Non-Employee Director) (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 7, 2008.)+
10	.23(d)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Time Vesting Only). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 22, 2009.)+
10	.23(e)	Alkermes, Inc. 2008 Stock Option and Incentive Plan, Restricted Stock Unit Award Certificate (Performance Vesting Only). (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 22, 2009.)+
10.24		Development and License Agreement, dated as of May 15, 2000, by and between Alkermes Controlled Therapeutics Inc. II and Amylin Pharmaceuticals, Inc., as amended on October 24, 2005 and July 17, 2006 (assigned, as amended, to Alkermes, Inc. in July 2006). (Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.)*******
21.1		Subsidiaries of Alkermes, Inc. #
23.1		Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP.#
24.1		Power of Attorney (included on signature pages).#
31.1		Rule 13a-14(a)/15d-14(a) Certification.#
31.2		Rule 13a-14(a)/15d-14(a) Certification.#
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101		The following materials from Alkermes, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text (furnished herewith).

*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 3, 1996. Such provisions have been filed separately with the Commission.

***	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 16, 2002. Such provisions have been separately filed with the Commission.

****	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted September 26, 2005. Such provisions have been filed separately with the Commission.

*******	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted June 35, 2010. Such provisions have been filed separately with the Commission.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Filed herewith.