Form 10-K/A
period 2011-03-31
ALKERMES INC
filed 2011-07-21
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 1-14131
ALKERMES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2472830
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

852 Winter Street, Waltham	02451-1420
Massachusetts	(Zip code)
(Address of principal executive offices)
(781) 609-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Series A Junior Participating Preferred Stock Purchase Rights

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of July 12, 2011, 97,562,863 shares of common stock were issued and outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Alkermes, Inc. for the period ended March 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2011 (the “Original Filing”) solely to include information required by Items 10, 11, 12, 13 and 14 of Part III within the period required by General Instruction G(3) to Form 10-K. Accordingly, reference to our definitive proxy statement on the cover page has been deleted. In addition, in accordance with the rules and regulations promulgated by the SEC, Item 15 of Part IV has been amended to contain currently dated certifications from our principal executive officer and our principal financial and accounting officer. These updated certifications are attached to this Amendment No. 1 as Exhibits 31.1, 31.2 and 32.1. Except as described above, no other changes have been made to the Original Filing and no attempt has been made in this Amendment No. 1 to modify or update disclosures for events that occurred subsequent to the Original Filing. This Amendment should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the date of the Original Filing, and any amendments to those filings, including any Current Reports filed on Form 8-K subsequent to the date of the Original Filing, if any.
Except as otherwise indicated by the context, references herein to “Alkermes,” “we,” “us,” “our,” “our company,” or “the Company” shall refer to Alkermes, Inc. and its consolidated subsidiaries.

ALKERMES INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K/A
AMENDMENT NO. 1
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table sets forth our directors and executive officers, their ages, and the position currently held by each such person as of July 12, 2011. The following biographical descriptions set forth information regarding the individual’s service as a director or executive officer, business experience, director positions held currently or at any time during the last five years and, for directors, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board of Directors, or Board, to determine that the person should serve as our director.

Name	Age	Position*
Ms. Kathryn L. Biberstein	52	Senior Vice President, Government Relations and Public Policy, General Counsel, Secretary and Chief Compliance Officer
Dr. Elliot W. Ehrich	52	Senior Vice President, Research and Development, and Chief Medical Officer
Mr. James M. Frates	44	Senior Vice President, Chief Financial Officer and Treasurer
Mr. Michael J. Landine	57	Senior Vice President, Corporate Development
Mr. Gordon G. Pugh	53	Senior Vice President, Chief Operating Officer and Chief Risk Officer
Mr. Richard F. Pops	49	Director, Chairman of the Board, Chief Executive Officer and President
Mr. David W. Anstice(1)	63	Director
Dr. Floyd E. Bloom(2)(3)	74	Director
Mr. Robert A. Breyer	67	Director
Dr. Wendy L. Dixon	56	Director
Ms. Geraldine Henwood(3)	58	Director
Mr. Paul J. Mitchell(1)(2)	58	Director
Dr. Alexander Rich(3)	86	Director
Mr. Mark B. Skaletsky(1)(2)	63	Director
Mr. Michael A. Wall	82	Director, Chairman Emeritus

(1)	Member of the Compensation Committee

(2)	Member of the Audit and Risk Committee

(3)	Member of the Nominating and Corporate Governance Committee

*	Directors are elected to serve one-year terms and elections are held at the annual meetings of shareholders.
Biographical Information
Ms. Biberstein is Senior Vice President, General Counsel and Secretary of Alkermes. She is also the Chief Compliance Officer of Alkermes and the head of Government Relations and Public Policy. From March 2003 to May 2007, Ms. Biberstein served as Vice President and General Counsel of Alkermes. She has served as Secretary of Alkermes since June 2004. She was Of Counsel at Crowell & Moring LLC from February 2002 to February 2003 and performed legal consulting services for various clients from March 2000 to February 2002. She was also employed by Serono S.A., a biotechnology company, as General Counsel from 1993 to March 2000, where she was a member of the Executive Committee.
Dr. Ehrich serves as Senior Vice President of Research and Development and Chief Medical Officer at Alkermes. Dr. Ehrich leads the Research and Development, Clinical Sciences and Drug Safety functions at Alkermes. Prior to assuming this position in May 2007, Dr. Ehrich served as Vice President, Science Development and Chief Medical Officer. Prior to joining Alkermes in 2000, Dr. Ehrich spent seven years at Merck & Co., Inc., a publicly traded pharmaceutical company, overseeing the clinical development and registration of novel pharmaceuticals. Dr. Ehrich is a Fellow of the American College of Rheumatology and has had numerous publications in peer-reviewed journals. Dr. Ehrich worked as a research associate at the European Molecular Biology Laboratory in Heidelberg, Germany before attending medical school. Dr. Ehrich is also a member of the scientific advisory board for Aileron

Therapeutics, a privately held biopharmaceutical company.
Mr. Frates is Senior Vice President, Chief Financial Officer and Treasurer of Alkermes. From June 1998 to May 2007, Mr. Frates served as Vice President, Chief Financial Officer and Treasurer of Alkermes. From June 1996 to June 1998, he was employed at Robertson, Stephens & Company, most recently as a Vice President in Investment Banking. Prior to that time he was employed at Morgan Stanley & Co. Mr. Frates served on the Board of Directors of GPC Biotech AG, a biotechnology company, from June 2004 to 2009, and was a national director of the Association of Bioscience Financial Officers from 2004 to 2009.
Mr. Landine is Senior Vice President, Corporate Development of Alkermes. From March 1999 until May 2007, Mr. Landine served as Vice President, Corporate Development of Alkermes. From March 1988 until June 1998, he was Chief Financial Officer and Treasurer of Alkermes. Mr. Landine is a member of the board of directors of Kopin Corporation, a publicly traded manufacturer of components for electronic products, and ECI Biotech, a privately held protein sensor company. He also served as a director of GTC Biotherapeutics, Inc. from 2005 to 2010. Mr. Landine is a Certified Public Accountant.
Mr. Pugh serves as Senior Vice President and Chief Operating Officer and Chief Risk Officer of Alkermes. In his current role, he is responsible for the overall leadership of the Operations departments at Alkermes. Additionally, he oversees site management in Waltham, Massachusetts, and Wilmington, Ohio. Prior to assuming these positions in May 2007 and the Chief Risk Officer position in July 2010, Mr. Pugh served as Vice President of Operations at Alkermes. Mr. Pugh has over 25 years of operations and manufacturing experience. For the eight-year period prior to joining Alkermes, Mr. Pugh worked at Lonza Biologics, Inc., a publicly traded life sciences company, as the Vice President of manufacturing operations in the U.S. and Europe. Mr. Pugh served on the board of directors of KC Bio LLC, a privately held company, from 2005 to 2009.
Mr. Pops is the Chief Executive Officer, President and Chairman of the Board of Alkermes. Mr. Pops served as Chief Executive Officer of Alkermes from February 1991 to April 2007 and again assumed this role, along with that of President, in September 2009. He has been a director of Alkermes since February 1991 and has been Chairman of the Board of Alkermes since April 2007. Mr. Pops serves on the board of directors of Neurocrine Biosciences, Inc., a publicly traded biopharmaceutical company, Acceleron Pharma, Inc. and Epizyme Inc., both of which are privately held biotechnology companies, the Biotechnology Industry Organization, or BIO, the Pharmaceutical Research and Manufacturers of America, or PhRMA, and the New England Healthcare Institute. He has previously served on the board of directors of two other publicly traded biopharmaceutical companies, Sirtris Pharmaceuticals (from 2004 until 2008), and CombinatoRx, Incorporated (from 2001 until 2009). Mr. Pops also served on the board of directors of Reliant Pharmaceuticals, a privately held pharmaceutical company purchased by GlaxoSmithKline in 2007, and on the advisory board of Polaris Venture Partners. He is also a member of the Harvard Medical School Board of Fellows.
Mr. Pops’ qualifications for our Board include his leadership experience, business judgment and industry knowledge. As a senior executive of Alkermes for almost 20 years, he provides in-depth knowledge of our company derived from leading our day to day operations. His ongoing involvement as a board member of BIO and PhRMA brings to the organization extensive knowledge of the current state of the pharmaceutical industry.
Mr. Anstice has been a director of Alkermes since October 2008. From 2006 to 2008, he served as Executive Vice President of Merck & Co., Inc. with responsibility for enterprise strategy and implementation. During two separate parts of this period he was acting President, Global Human Health and President of Merck’s business in Japan. From 2003 to 2006, Mr. Anstice served as President of Merck, with responsibility for Merck’s Asia Pacific businesses. In his 34 years with Merck, he held a variety of positions with their worldwide ventures, including President, U.S. Human Health; President Human Health, the Americas; and President, Human Health, Europe. Mr. Anstice holds a Bachelor of Economics from the University of Sydney. Mr. Anstice is also Chairman and President of the board for the University of Sydney USA Foundation, a member of the board of the United States Studies Centre at the University of Sydney, Australia and the University Del Valle of Guatemala, a member of the United States Advisory Council for the American Australian Association in New York, a director of CSL Limited, a global specialty biopharmaceutical company, and an Adjunct Professor at the University of Sydney Business School.
Mr. Anstice’s lengthy service with Merck & Co., in combination with the breadth of his responsibilities while at Merck, provides us with experience in and knowledge about the pharmaceutical industry. Mr. Anstice’s prior leadership positions in industry organizations, including as a board member of BIO for approximately 10 years, augment his pharmaceutical management and organizational expertise and industry knowledge. Mr. Anstice also has expertise in the areas of strategic planning, risk management and corporate governance.
Dr. Bloom is a founder of Alkermes and has been a director of Alkermes since 1987. Dr. Bloom has been active in neuropharmacology for more than 35 years, holding positions at Yale University, the National Institute of Mental

Health and The Salk Institute. From 1983 to February 2005, Dr. Bloom was the Chairman of the Neuropharmacology Department at The Scripps Research Institute and, since 2005, has served as Professor Emeritus. Dr. Bloom served as Editor-in-Chief of Science from 1995 to May 2000. He holds an A.B. (Phi Beta Kappa) from Southern Methodist University and an M.D. (Alpha Omega Alpha) from Washington University School of Medicine in St. Louis. He is a member of the National Academy of Science, the Institute of Medicine, the Royal Swedish Academy of Science, Veteran’s Administration — Gulf War Veterans Illness Research and the Washington University Board of Trustees. Dr. Bloom serves on the Scientific Advisory Boards of aTyr Pharma, Middlebrook Pharmaceuticals, Rivervest and a GeneBio, Inc., all privately held pharmaceutical companies. Dr. Bloom served as a member of the board of directors of Elan Corporation from 2008 to 2009 and currently serves on its Science and Technology Committee.
Dr. Bloom is a distinguished scientist and long-standing member of various scientific societies, including the National Academy of Sciences. His scientific knowledge makes him a resource to our research and development and commercial teams and a reference point for other directors. Dr. Bloom’s service on other publicly traded company boards provides experience relevant to good corporate governance practices. As a founder of Alkermes, Dr. Bloom brings a valuable historical perspective to the Board.
Mr. Breyer has been a director of Alkermes since July 1994. He served as the President of Alkermes from July 1994 until his retirement in December 2001 and Chief Operating Officer from July 1994 to February 2001. Prior to that time, Mr. Breyer was an executive and held various positions in the global pharmaceutical and medical device industries, including in the United States, the Netherlands, Belgium and Italy. Mr. Breyer also served on the board of directors of Lentigen, Inc., a privately-held, diversified biology company from 2007 to 2009.
Mr. Breyer’s experience as an executive in the pharmaceutical and medical device industries provides management and operational skills to our Board. Mr. Breyer has experience with managing the overall financial performance of pharmaceutical and medical device units and in pharmaceutical manufacturing and sales and marketing operations. As a former executive at Alkermes, Mr. Breyer also has first-hand knowledge of our technology, manufacturing operations, research and development processes and management team.
Dr. Dixon was elected to the Board of Alkermes in January 2011. She has extensive experience in the pharmaceutical and biotech industry, combining a technical background with experience in drug development, regulatory affairs and marketing. She directed the launches and growth of more than 20 pharmaceutical products. From 2001 to 2009 she was Chief Marketing Officer and President, Global Marketing for Bristol-Myers Squibb where she served on the Executive Committee. From 1996 to 2001 she was Senior Vice President, Marketing at Merck & Co. and prior to that she held executive management positions at West Pharmaceuticals, Osteotech, and Centocor and various positions at SmithKline and French (now GlaxoSmithKline) in marketing, regulatory affairs, project management and as a biochemist. Dr. Dixon is on the board of directors of Furiex Pharmaceuticals, Orexigen Therapeutics, Ardea Biosciences and Incyte Corporation, all publicly traded biotechnology or pharmaceutical companies, and was formerly on the Board of Dentsply International. She is also a Senior Advisor to The Monitor Group, a worldwide consulting firm.
Dr. Dixon brings a depth of experience in the marketing of pharmaceutical products across a broad variety of disease states and on a global basis to our Board. Dr. Dixon has a strong technical background and direct experience in product development and regulatory affairs, and has successfully built and grown commercial organizations in the United States and Europe, each of which provide valuable insight to the Board regarding the development and commercialization of pharmaceutical products. Dr. Dixon’s additional qualifications include her deep industry knowledge and her reputation as a strategic thinker with a focus on execution, as well as the ability to provide direction regarding improvements to the interface between research and development and marketing.
Ms. Henwood has been a director of Alkermes since April 2003. She is currently the Chief Executive Officer and a director of both Recro Pharma, a privately held specialty pharmaceutical company, and Garnet BioTherapeutics, Inc., a privately held clinical stage cell therapy company, and is a consultant with Malvern Consulting Group. She was the co-founder of Auxilium Pharmaceuticals, Inc. and served as its President, Chief Executive Officer and director from 1999 to 2006. Prior to founding Auxilium, Ms. Henwood founded, in 1985, a contract research organization (CRO), IBAH, Inc. Prior to founding IBAH, Ms. Henwood was employed by SmithKline Beecham in various capacities including senior medical and regulatory positions. Ms. Henwood is a member of the board of directors of MAP Pharmaceuticals, Inc., a publicly traded pharmaceutical company, and previously served as a director of ImmunoScience, Inc., a privately held vaccine development company. She is also a trustee of LaSalle Academy and Neumann college.
Ms. Henwood brings expertise in clinical development and regulatory approval processes to our Board. Ms. Henwood’s experience at large and small pharmaceutical and biotech companies provides insight into drug development, both as conducted by Alkermes itself or in partnership with large pharmaceutical companies. Ms. Henwood’s additional qualifications include her industry knowledge and the management and operational experience she acquired as the Chief Executive Officer of several pharmaceutical and biotechnology companies. Her service on various life science boards also brings relevant corporate governance experience to our Board.
Mr. Mitchell has been a director of Alkermes since April 2003. He served as the Chief Financial Officer and Treasurer of Kenet, Inc. from April 2002 until January 2009. Prior to joining Kenet, Mr. Mitchell was the Chief Financial Officer and Treasurer of Kopin Corporation from April 1985 through September 1998. From September 1998 through June 2001, Mr. Mitchell served in a consulting role at Kopin as Director of Strategic Planning. Prior to joining Kopin, Mr. Mitchell worked for the international accounting firm of Touche Ross & Co. from 1975 to 1984. Mr. Mitchell is also President of Mitchell Financial Group and a member of the board of directors of several private companies. Mr. Mitchell is a Certified Public Accountant.
Mr. Mitchell’s background as the Chief Financial Officer of several companies, including a publicly traded company, and as a certified public accountant provides expertise to our Board in the areas of financial reporting, treasury, financing issues, executive compensation and compliance with securities obligations. His business judgment can be relied upon by our Board when contemplating a variety of organizational and strategic issues.
Dr. Rich is a founder of Alkermes and has been a director of Alkermes since 1987. Dr. Rich has been a professor at the Massachusetts Institute of Technology since 1958, and is the William Thompson Sedgwick Professor of Biophysics and Biochemistry. He is a member of the National Academy of Sciences, the American Academy of Arts and Sciences and the Institute of Medicine. Dr. Rich is Chairman of the board of directors of Repligen Corporation, a publicly traded biotechnology company, and has served on the board of directors of Repligen Corporation since 1981. Dr. Rich also serves as a member of the board of directors of Profectus Biosciences Inc., a privately held biotechnology company. He previously served on the editorial board of Genomics and the Journal of Biomolecular Structure and Dynamics, and on the advisory board of Rosetta Genomies. He previously served on the board of directors of Bristol-Myers Squibb Company from October 1989 to 1995 and on the board of directors of the Squibb Corporation from March to October 1989.
Dr. Rich is an eminent scientist with over 40 years experience in academic research. As the past and current director of several publicly traded life sciences companies, Dr. Rich has insight into issues affecting life science companies as they grow and mature. As a founder of our company, Dr. Rich has extensive knowledge of our business as well.
Mr. Skaletsky has been a director of Alkermes since June 2004 and currently serves as the Lead Independent Director. He is currently the Chief Executive Officer and President of Fenway Pharmaceuticals. From 2001 to 2007, Mr. Skaletsky was the Chairman, Chief Executive Officer and President of Trine Pharmaceuticals, Inc. Prior to that, Mr. Skaletsky was the Chairman and Chief Executive Officer of The Althexis Company from 2000 to 2001 and President and Chief Executive Officer of GelTex Pharmaceuticals, Inc. from 1993 to 2000, which was acquired by Genzyme in December 2000. Mr. Skaletsky held the position of Chairman and Chief Executive Officer of Enzytech, Inc., from 1988 to 1993, and he was President and Chief Operating Officer of Biogen, Inc., from 1981 to 1988. Mr. Skaletsky was among the founders of the Industrial Biotechnology Association, a predecessor to BIO, and is a former chairman of BIO. He serves on the board of directors of ImmunoGen, Inc. and Targacept, Inc. He served on the board of directors of AMAG Pharmaceuticals from 2005 to 2009. In addition, Mr. Skaletsky is a member of the Board of Trustees of Bentley University.
Mr. Skaletsky’s qualifications to serve on our Board include his broad industry knowledge as well as the leadership and financial expertise he acquired as an executive officer of several pharmaceutical and biotechnology companies. As the past and present Chief Executive Officer of several biotechnology companies, as well as director of several other life science companies, he brings to our Board knowledge and expertise on corporate governance, executive compensation, corporate alliances and financial management of publicly traded companies.
Mr. Wall is a founder of Alkermes and was Chairman of the Board of Alkermes from 1987 to 2007. He is currently Chairman Emeritus of Alkermes, as well as a part-time employee. Mr. Wall was a pioneer in the founding of BIO and was involved in the creation of several life science companies including Centocor, Inc. From April 1992 until June 1993, he was a director and Chairman of the Executive Committee of Centocor. From November 1987 to June 1993, he was Chairman Emeritus of Centocor. He has also served on the board of directors of Auxilium Pharmaceuticals from 2001 until 2005 and Kopin Corporation from 1984 until 2006.
Mr. Wall is a founder of our company, with extensive knowledge of our business and products. Mr. Wall brings historical knowledge, leadership and continuity to the Board. In addition, as an entrepreneur in the biotechnology field, Mr. Wall has years of business and operational experience as well as experience serving on the board of directors of several life science companies.

CORPORATE GOVERNANCE
Section 16(a) Beneficial Ownership Reporting and Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.
Executive officers, directors and beneficial owners of more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us for the fiscal year ended March 31, 2011, all reports were timely filed.
Code of Ethics
We have adopted a “code of ethics” (as defined by the regulations promulgated under the Exchange Act) that applies to all of our directors and employees, including principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics also meets the requirements of a “code of conduct” (as defined by the rules of the Nasdaq Stock Market LLC, or Nasdaq) and is applicable to all of our officers, directors and employees. A current copy of the Code of Business Conduct and Ethics is available on the Governance page of the Investor Relations section of our website, available at http://investor.alkermes.com. A copy of the Code of Business Conduct and Ethics may also be obtained, free of charge, from us upon request directed to: Alkermes, Inc., Attention: Investor Relations, 852 Winter Street, Waltham, MA 02451.
Members of the Board shall act at all times in accordance with the requirements of our Code of Business Conduct and Ethics, which shall be applicable to each director in connection with his or her activities relating to our company. This obligation shall at all times include, without limitation, adherence to our policies with respect to conflicts of interest, confidentiality, protection of our assets, ethical conduct in business dealings and respect for and compliance with applicable law. Any waiver of the requirements of the Code of Business Conduct and Ethics with respect to any individual director or any executive officer shall be reported to, and be subject to the approval of, the Board. We intend to disclose any amendment to or waiver of a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website available at http://investor.alkermes.com.
For more corporate governance information, you are invited to access the Governance page of the Investor Relations section of our website, available at: http://investor.alkermes.com.
Shareholder Nominations and Recommendations for Director Candidates
We have not made any material changes to the procedures by which our shareholders may recommend nominees to our Board since we last disclosed the procedures by which shareholders may nominate director candidates under the caption “Procedure for Recommendation of Director Nominees by Shareholders” in our definitive proxy statement for the 2010 annual meeting of Alkermes shareholders filed with the SEC on July 29, 2010.
The Audit and Risk Committee of the Board of Directors
The Board has a separately standing Audit and Risk Committee. The Audit and Risk Committee consists of Floyd E. Bloom, Paul J. Mitchell and Mark Skaletsky, each of whom is independent as defined by the applicable Exchange Act and Nasdaq standards. Mr. Mitchell serves as chair of the Audit and Risk Committee. In compliance with the Sarbanes-Oxley Act of 2002, the entire Board determined, based on all available facts and circumstances, that Mr. Mitchell and Mr. Skaletsky are “audit committee financial experts” as defined by the SEC.

ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION AND RELATED INFORMATION
COMPENSATION DISCUSSION AND ANALYSIS
Introduction and Corporate Governance
Our Compensation Committee, or the Committee, reviews, oversees and administers our executive compensation programs. The Committee’s complete roles and responsibilities are set forth in the written charter adopted by the Board, which is available on the Governance page of the Investor Relations section of our website, available at: http://investor.alkermes.com. The Board selected the following individuals to serve on the Committee for our 2011 fiscal year: Mark B. Skaletsky (Chair), Paul J. Mitchell and David W. Anstice.
Executive Compensation Philosophy and Objectives
Our executive compensation program is designed to attract, retain and motivate experienced and well-qualified executive officers who will promote our research and product development, manufacturing, commercialization and operational efforts. We structure our executive officer compensation packages based on level of job responsibility, internal and external peer comparisons, individual performance, principles of internal fairness and our overall company performance. The Committee bases its executive compensation programs on the same objectives that guide us in establishing all our compensation programs, which are:
•	To provide an overall compensation package that rewards individual performance and corporate performance in achieving our objectives, as a means to promote the creation and retention of value for us and our shareholders;

•	To attract and retain a highly skilled work force by providing a compensation package that is competitive with other employers who compete with us for talent;

•	To structure an increasing proportion of an individual’s compensation as performance-based as he or she progresses to higher levels within our company;

•	To foster the long-term focus required for success in the biotechnology industry; and

•	To structure our compensation and benefits programs similarly across our company.
Compensation Program Elements
The compensation program for executive officers consists of the following elements:
•	Base salary;

•	Annual cash performance pay (bonus); and

•	Long-term equity incentive awards, including:
•	Stock options; and

•	Restricted stock unit awards (also referred to as restricted stock awards)
The Committee utilizes these elements of compensation to structure compensation packages for executive officers that can reward both short and long-term performance of the individual and our company and foster executive retention.
Base Salary
Base salaries are used to provide a fixed amount of compensation for the executive’s regular work. The Committee establishes base salaries that are competitive with comparable companies for each position and level of responsibility to the extent such comparable companies and positions exist. The salaries of the executive officers are reviewed on an annual basis, at the time of the mid-fiscal year performance review established by us. In determining increases, if any, to base salary, the Committee may consider factors such as the individual’s performance, level of pay compared to comparable companies for each position and level of responsibility, experience in the position of the individual, cost of living indices, the magnitude of other annual salary increases at our company, and general progress towards achieving the corporate objectives. Any base salary increase for an executive officer must be established by the Committee.

Cash Performance Pay
Cash performance pay motivates executive officers to achieve both short-term operational and longer term strategic goals that are aligned with, and supportive of, our long-term company value. Cash performance pay is awarded by the Committee after the fiscal year-end based on an evaluation of our company performance and each individual’s contribution to this performance during such fiscal year. Performance objectives are established and evaluated by the Committee as outlined below.
In March 2010, the Committee approved the Alkermes Fiscal Year 2011 Reporting Officer Performance Pay Plan, or the 2011 Performance Plan, and established target performance pay ranges and target performance pay that may be earned for the period April 1, 2010 to March 31, 2011 by our executive officers, including all of our named executive officers. The plan contained the following fiscal year 2011 corporate objectives for our executives: maximize revenues from our partnered products; prepare for expansion of the VIVITROL® business into the opioid indication; advance our proprietary pipeline; expand our portfolio; achieve financial performance against budget; and respond to changing business conditions. In March 2010, the Committee initially set the range of the fiscal year 2011 cash performance pay award under the 2011 Performance Plan for Richard F. Pops, our President, Chief Executive Officer and Chairman of the Board, at between 0% and 100% of base salary, with a target performance pay award of 60% of base salary; in July 2010, the Committee, based on comparable market data that had recently been updated by the Committee’s external compensation consultant (as discussed below), modified such performance pay range and target cash performance pay award to between 1% and 150% of base salary and 75% of base salary, respectively. The comparable market data for the President, Chief Executive Officer and Chairman showed that the initial target cash performance pay fell below the range of target performance pay for chief executive officers in our peer group of comparable companies. In March 2010, the Committee set the range of the fiscal year 2011 cash performance pay awards under the 2011 Performance Plan for participants other than the President, Chief Executive Officer and Chairman of the Board at between 0% and 100% of base salary, with a target cash performance pay award of 50% of base salary. The Committee established such performance pay targets and performance pay ranges based generally on comparable market data. Cash performance pay under our 2011 Performance Plan is awarded after the close of the fiscal year based upon the Committee’s review of the performance of our company against our fiscal year corporate objectives, and the individual performance of each executive officer against such corporate objectives. Individual performance of the participants is determined by the Committee in its sole discretion.
Equity Incentives — Stock Options, Restricted Stock Awards and Restricted Stock Unit Awards
In October 2008, our shareholders adopted the Alkermes, Inc. 2008 Stock Option and Incentive Plan, or the 2008 Plan. The award of stock options (both incentive and non-qualified options), restricted stock unit awards, restricted stock awards, cash-based awards, and performance share awards is permitted under the 2008 Plan. The 2008 Plan is the only equity plan under which we currently grant equity awards. As used herein, the term “restricted stock award,” unless otherwise specified, will include restricted stock unit awards and restricted stock awards.
Grants of stock options and restricted stock awards under our 2008 Plan are designed to promote long-term retention and stock ownership, and align the interests of executives with those of shareholders, providing our executives with the opportunity to share in the future value they are responsible for creating. Generally, stock options and non-performance-based restricted stock awards vest in equal annual installments over a four-year period. The Committee may, in its discretion, award equity with a different vesting schedule; however, under the 2008 Plan, restricted stock awards granted to employees that have a performance-based goal are required to have a restriction period of at least one year, and those with a time-based restriction are required to have at least a three-year restriction period, although vesting can occur incrementally over such three-year period. We had two retirement provisions open to all employees, only one of which (detailed immediately below) contained eligibility criteria that certain of our executive officers have met. If any employee whose age plus years of service equals at least 55 and who has at least 12 years of service with our company retires, then those stock options granted under our 2008 Plan before May 17, 2010, and under our 1998 Equity Incentive Plan and Amended and Restated 1999 Stock Option Plan (i) after December 9, 2004 and before May 17, 2010 or (ii) before December 9, 2004 with an exercise price less than $13.69, shall vest and become exercisable in full for a prescribed period of time after retirement, not to exceed the full term of the grant. As of March 31, 2011, Mr. Pops, Mr. Landine, and Mr. Frates were the only named executive officers who met the retirement eligibility criteria reflected in these stock option grants; however, Mr. Pops is not entitled to the benefit of this retirement provision for stock options granted to him for performance during fiscal years 2008, 2009 and 2010. In May 2011, the Committee determined that Mr. Pops would not be entitled to this retirement provision for grants of stock options for performance during fiscal years 2011 and thereafter. If the retirement criteria have not been met, vested exercisable stock options remain exercisable for up to three months from the recipient’s date of termination from service and unvested stock options are forfeited, unless otherwise specifically determined by the Committee. Currently, there are no special retirement provisions associated with restricted stock awards.

The number of shares underlying options and restricted stock awards granted to each executive officer is generally determined by the Committee based on: the performance of the executives and their contributions to overall performance of our company; information with regard to stock option grants and restricted stock awards at comparable companies, and generally within the biotechnology industry, based upon data provided by the independent compensation consultant (as discussed below); the dollar value of equity awards, as determined using the Black-Scholes option pricing model; consideration of previous equity awards made to such person; and personal knowledge of the Committee members regarding executive stock options and restricted stock awards at comparable companies. Consideration is also given to the impact of stock option and restricted stock awards on our results of operations.
During fiscal year 2008, the Committee shifted its equity compensation philosophy by altering the historical composition of equity incentives from primarily stock options to a combination of stock options and restricted stock awards. At the same time, the Committee decided to more selectively utilize these types of equity compensation within the company to focus on senior executives and those other key employees, as identified by our Chief Executive Officer in consultation with our human resources department, who are more likely to be motivated by such equity compensation. The Committee made these changes because it believed using equity in this manner would be more effective in rewarding and retaining key employees and motivating executives to increase shareholder value. In this context, the Committee rebalanced the mix of stock options and restricted stock awards such that senior executives receive a greater proportion of stock options than restricted stock awards, vice presidents receive a more balanced mixture of the two, and we more aggressively utilize restricted stock awards for other of our key employees.
The Committee set the range of equity compensation for fiscal year 2011 for our President, Chief Executive Officer and Chairman of the Board at 0 to 600,000 share units, with each full value award, such as the grant of a unit of restricted stock, counted as two share units for each share of common stock actually subject to the award, and each grant of a stock option counted as an award of one share unit for each share of common stock actually subject to the award.
Compensation Determinations
Factors Considered in Determining Compensation
The Committee may consider a number of factors to assist it in determining compensation for our executive officers.
Company Performance. As discussed previously, our Board adopted five corporate objectives for our company for fiscal year 2011 and the Committee adopted these objectives and a sixth objective set forth below to measure the performance of our company and its senior executives during the fiscal year ended March 31, 2011: (i) maximize revenues from our partnered products; (ii) prepare for expansion of the VIVITROL business into the opioid indication; (iii) advance our proprietary pipeline; (iv) expand our portfolio; (v) achieve financial performance against budget; and (vi) respond to changing business conditions. The Committee considered the following in assessing our performance against the respective objectives:

Corporate Objectives	Accomplishments
Maximize revenues from our partnered products	•	We shipped approximately 7.8 million vials of RISPERDAL® CONSTA® and exceeded our budgeted gross margin targets.

	•	We had record manufacturing and royalty revenues from RISPERDAL CONSTA of $154.3 million in fiscal 2011, driven by worldwide sales of RISPERDAL CONSTA of over $1.5 billion by Janssen, Division of Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Janssen-Cilag.

	•	Our partner, Cilag GmbH International, a subsidiary of Johnson & Johnson, received approval for VIVITROL in Russia for the treatment of opioid dependence.

	•	The Committee for Medicinal Products for Human Use of the European Medicines Agency issued a positive opinion recommending approval of

Corporate Objectives	Accomplishments
BYDUREONTM in the European Union for the treatment of type 2 diabetes in combination with certain oral therapies.

	•	Partnered product candidate, exenatide in a once-monthly injectable suspension formulation, demonstrated positive results in a phase 2 study evaluating its effects on glycemic control in patients with type 2 diabetes.

Prepare for expansion of the VIVITROL business into the opioid indication	•	The U.S. Food and Drug Administration, or FDA, designated the supplemental New Drug Application for VIVITROL for opioid dependence a priority review, accelerating the FDA’s target review timeline from ten to six months.

	•	We presented the positive phase 3 data for VIVITROL for opioid dependence at the 2010 American Psychiatric Association Annual Meeting.

	•	We secured a positive recommendation for approval from the Psychopharmacologic Drugs Advisory Committee in September 2010, which was followed by approval to market VIVITROL for the prevention of relapse to opioid dependence, following opioid detoxification, in October 2010.

	•	The positive phase 3 study of VIVITROL for the treatment of opioid dependence was published in the top-tier, peer-reviewed journal, The Lancet.

	•	We submitted and received pre-clearance of marketing materials from the FDA’s Division of Drug Marketing, Advertising, and Communications.

	•	Our partner, Cilag GmbH International, a subsidiary of Johnson & Johnson, received approval for VIVITROL in Russia for the treatment of opioid dependence.

Advance our proprietary pipeline	VIVITROL

	•	We announced positive interim data from a multicenter, open-label, two-year, phase 4 study of VIVITROL that is evaluating the safety and efficacy of VIVITROL in the treatment of 38 healthcare professionals with a history of opioid dependence.

ALKS 37

	•	We initiated and announced positive data from a phase 2 study of ALKS 37, an orally active, peripherally-restricted opioid antagonist, for the treatment of opioid-induced constipation.

ALKS 33

	•	We announced positive results from a phase 1 study of ALKS 33, in combination with buprenorphine, for the treatment of cocaine addiction.

	•	We reported results from a phase 2 study of ALKS 33 for alcohol dependence.

	•	We initiated a phase 2 study of ALKS 33 for the treatment of binge eating disorder.

	•	We presented promising preclinical data on ALKS 33 for prevention of olanzapine-associated weight gain, blocking elevations in nucleus accumbens dopamine following cocaine and amphetamine administration, regardless of the

Corporate Objectives	Accomplishments
route of administration, and the relationship between binge eating and reward disorders at the 40th Annual Meeting of the Society for Neuroscience.

ALKS 9070

	•	We initiated a phase 1b study of ALKS 9070 for the treatment of schizophrenia.

Expand our portfolio	•	We expanded development of our ALKS 33 program. ALKS 33, an oral opioid modulator, is being studied in combination with buprenorphine as ALKS 5461 for the treatment of:

• cocaine addiction, with plans to initiate a phase 1/2 study in mid-calendar year 2011; and

• treatment-resistant depression, with plans to file an IND and initiate a phase 1/2 study in mid-calendar year 2011.

	•	We conducted a review of the Elan Drug Technologies (“EDT”) proprietary product portfolio to determine portfolio expansion priorities post consummation of the acquisition of EDT.

Achieve financial performance against budget	•	Total revenues for fiscal 2011 were $186.6 million. We announced record manufacturing and royalty revenues from RISPERDAL CONSTA of $154.3 million.

	•	Worldwide sales of RISPERDAL CONSTA by Janssen, Division of Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Janssen-Cilag were over $1.5 billion in fiscal 2011, a 3.3% increase over sales of RISPERDAL CONSTA in fiscal 2010.

	•	Net sales of VIVITROL for fiscal 2011 were $28.9 million, an increase of 43% compared to fiscal 2010. We generated seven consecutive quarters of growth in VIVITROL net sales.

	•	We repurchased all of our secured non-recourse RISPERDAL CONSTA 7% notes prior to their maturity, leaving the company debt-free.

	•	At the close of fiscal year 2011, we were in a strong financial position with cash and total investments of $294.7 million.

Respond to changing business conditions	•	We negotiated and ultimately entered into an agreement with Elan Corporation, plc for the merger of Alkermes with EDT. The transaction is expected to be immediately accretive to cash earnings and accelerates Alkermes’ path to building a sustainably profitable biopharmaceutical company focused on central nervous system diseases.

	•	We repurchased our RISPERDAL CONSTA notes prior to their maturity, saving over $3.2 million in interest and accretion expense, and leaving us debt-free.
The Committee does not apply a formula or assign these performance objectives relative weights. Rather, it makes a subjective determination after considering such measures individually and in the aggregate.
Individual Performance. In establishing compensation levels, the Committee also evaluates each executive’s individual performance using certain subjective criteria, including an evaluation of each executive’s managerial ability and contribution to achievement of the corporate objectives and to overall corporate performance. In making its evaluations, the Committee consults on an informal basis with other members of the Board. In establishing compensation for executive officers other than Mr. Pops, the Committee reviewed in detail the recommendations of Mr. Pops. With respect to Mr. Pops, the Committee met at the end of the fiscal year to evaluate his performance against the corporate objectives of our company.
Use of Compensation Consultant for Benchmarking. Another factor considered by the Committee in determining executive compensation is the high demand for well-qualified personnel. Given such demand, the Committee strives to maintain compensation levels which are competitive with the compensation of other executives in the industry. To that end, the Committee, through our Human Resource Department’s Director of Compensation and Benefits, retained the services of Pearl Meyer and Partners, or PMP, a nationally-recognized, independent executive compensation consulting firm, to review market data and various incentive programs and to provide assistance in establishing our cash and equity based compensation targets and awards based, in large part, upon a peer group identification and assessment that it was retained to conduct. PMP took direction from, and provided reports to, our Director of Compensation and Benefits, who acted on behalf of and at the direction of the Committee. PMP did not provide us with any services other than the services requested by the Committee.
The companies that comprised our pharmaceutical peer group for fiscal year 2011 consisted of: Alnylam Pharmaceuticals, Inc.; AMAG Pharmaceuticals, Inc.; Amylin Pharmaceuticals Inc.; Auxilium Pharmaceuticals, Inc.; BioMarin Pharmaceutical Inc.; Cubist Pharmaceuticals, Inc.; Enzon Pharmaceuticals, Inc.; Isis Pharmaceuticals, Inc.; The Medicines Company; Nektar Therapeutics; United Therapeutics Corporation; Vertex Pharmaceuticals Incorporated; and ViroPharma Incorporated. These thirteen publicly-traded, US-headquartered companies compete in similar product, service and labor markets as Alkermes and have generally similar revenues.
PMP also reviewed, and provided to the Committee, data from a survey group of companies, which reflects a broader group of biopharmaceutical/biotechnology companies employing the appropriate revenue, industry and executive role perspectives. Data is collected from survey sources containing data on companies of similar size and in the same industry as Alkermes. Surveys used in this analysis were the 2010 Radford Life Sciences Survey and one survey source maintained as confidential by PMP.
The peer group analyses enable the Committee to compare our executive compensation program as a whole and also the pay of individual executives if the jobs are sufficiently similar to make the comparison meaningful. The Committee seeks to ensure that our executive compensation program is competitive, meaning generally between the 50th and the 75th percentile of our peers in terms of value when we achieve targeted performance levels; however, as mentioned elsewhere in our compensation discussion and analysis, this comparative data provided by PMP is only one of many factors that the Committee takes into consideration in determining executive and individual compensation programs. The Committee, in its sole authority, has the right to hire or terminate outside compensation consultants.
Executive Officer Compensation Determination
Base Salary. The Committee reviewed base salaries for all of our executive officers coinciding with our mid-fiscal year performance review. In determining base salary adjustments for executive officers for fiscal year 2011, the Committee considered a number of factors, such as cost of living indices, market data for comparable companies, general progress towards achieving the fiscal year corporate objectives and, for those executive officers other than Mr. Pops, the recommendations of Mr. Pops. Based on this review, the Committee increased the base salaries of Messrs. Pops, Frates, Landine and Pugh and Dr. Ehrich by approximately 3.5%, effective as of October 24, 2010.
Cash Performance Pay. In October 2010, we paid one-time bonuses to certain of our employees for the extraordinary effort required to prepare for and participate in the Psychopharmacologic Drugs Advisory Committee for VIVITROL for the treatment of opioid dependence, which was held in September 2010. As part of those awards and at Mr. Pops’ recommendation, the Committee approved the award of such a one-time bonus to Dr. Ehrich in the amount of $7,326 in October 2010.
In May 2011, the Committee reviewed our performance against the fiscal year corporate objectives, the performance of Mr. Pops against such corporate objectives, and the target cash performance pay and cash performance pay range set by the Committee. The Committee determined that the cash performance pay for Mr. Pops for fiscal year 2011 should be equal to $900,000, which is equal to approximately 127% of his base salary. The cash performance pay for Mr. Pops was determined based on the Committee’s assessment of his performance against the corporate objectives, including the integral role he played in securing the EDT merger, advancing our proprietary pipeline, addressing the delay in U.S. regulatory approval for BYDUREON, obtaining approval of VIVITROL for the treatment of opioid dependence, meeting our financial objectives and generally transforming us from a drug delivery company dependent on partner portfolio decisions to an integrated pharmaceutical company advancing its own pipeline of proprietary products. In setting Mr. Pops’ cash performance pay, the Committee also discussed data from

PMP regarding cash performance pay for chief executive officers of our peer group companies.
Also, in April and May 2011, Mr. Pops presented to the Committee a performance evaluation of each of the other named executive officers and his recommendations for cash performance pay amounts based on such evaluation. Based upon the achievement of our corporate objectives, the challenges faced by each individual named executive officer in achieving those objectives and the individual performance recommendations of Mr. Pops, as well as the target cash performance pay and cash performance pay ranges set by the Committee, the Committee determined and awarded cash performance pay for fiscal year 2011 in an amount equal to, for Messrs. Landine and Pugh approximately 72%, Mr. Frates approximately 65% and Dr. Ehrich approximately 73%, of their respective current base salaries. All such amounts are set forth in the Summary Compensation Table below.
Equity Incentives — Stock Options and Restricted Stock Awards.
In May 2011, after the close of fiscal year 2011, the Committee awarded equity grants for fiscal year 2011 performance. In determining the grant of equity to Mr. Pops, the Committee took into consideration comparable peer group data provided by PMP, the dollar value of equity awards, as determined using the Black-Scholes option pricing model, historic awards, the overall equity position of Mr. Pops, the performance of our company against corporate objectives, and the performance of Mr. Pops against the corporate objectives. The Committee also considered the potential beneficial impact on shareholder return offered by the long-term incentive nature of time-vesting equity grants. Based upon these factors, the Committee awarded Mr. Pops a stock option grant of 400,000 shares and a restricted stock unit award of 32,500 shares. These stock options and restricted stock unit awards vest in four equal annual installments commencing on the one-year anniversary of the grant date, subject to early vesting in certain instances described below in “Potential Payments upon Termination or Change in Control.”
The following table sets forth equity incentive awards earned by Mr. Pops based on his performance and the performance of our company during fiscal years 2010 and 2011.

	2010	2011
	Fiscal Year Performance	Fiscal Year Performance
	(April 1, 2009 — March 31, 2010)†	(April 1, 2010 — March 31, 2011)
Richard F. Pops	Stock option grant for 325,000 shares Grant of 325,000 shares on May 17, 2010	Stock option grant for 400,000 shares Grant of 400,000 shares on May 20, 2011

	Restricted stock unit award for 32,500 shares Grant of 32,500 shares on May 17, 2010	Restricted stock unit award for 32,500 shares Grant of 32,500 shares on May 20, 2011

Restricted stock unit award for 25,000 shares Grant of 25,000 shares on May 26, 2009*

*	Subject to performance vesting criteria

†	Does not include Retention Awards granted during fiscal year 2010 (described below) provided by the Committee to Mr. Pops in recognition of his new role as our Chairman, President and Chief Executive Officer.
In November 2009, the Committee provided Mr. Pops with an equity grant in recognition of his new role as Chairman, President and Chief Executive Officer of the Company. In determining the grant of equity to Mr. Pops, the Committee took into consideration the overall equity position of Mr. Pops and the retention value of such equity. The Committee awarded Mr. Pops a stock option grant of 500,000 shares, or the Retention Option Award, vesting in four equal annual installments commencing on the one-year anniversary of the grant date, subject to early vesting in certain instances described below in “Potential Payments upon Termination or Change in Control.” To maximize its retentive value, the stock option grant did not receive the benefit of certain retirement provisions for which Mr. Pops would otherwise qualify and which would provide accelerated vesting and greater time to exercise the options as described above under “Compensation Program Elements — Equity Incentives — Stock Options, Restricted Stock Awards and Restricted Stock Unit Awards.” The Committee also provided Mr. Pops with a restricted stock unit award of 250,000 shares, or the Retention RSU Award, which, together with the Retention Option Award, we refer to as the Retention Awards, vesting 50% on the third anniversary of the date of grant and 50% on the fourth anniversary of the date of grant, subject to early vesting in certain instances described below in “Potential Payments upon Termination or Change in Control.” This vesting schedule, which differs from our standard restricted stock unit vesting schedule, was specifically chosen by the Committee as a retention mechanism and to align Mr. Pops’

interests with the long term interests of our shareholders.
In May 2011, after the close of fiscal year 2011, the Committee also awarded equity grants for all other executive officers for performance during such fiscal year. The Committee considered the comparable peer group data provided by PMP, the dollar value of equity awards as determined using the Black-Scholes option pricing model, historic awards, the performance of our company against corporate objectives, the overall equity position of each of the executives and the recommendations of Mr. Pops based on his assessment of each individual’s performance against corporate objectives. Based upon these factors, the Committee awarded the following equity grants to each of Messrs. Frates, Landine and Pugh and Dr. Ehrich: a stock option grant of 100,000 shares and a restricted stock unit award of 15,000 shares. Each of these stock option grants and restricted stock unit awards vests in four equal annual installments commencing on the one-year anniversary of the grant date, subject to early vesting in certain instances such as death or permanent disability and other instances as described below in “Potential Payments upon Termination or Change in Control.”
Stock Ownership Guidelines
Our Board members and executive officers (consisting of those who are required to file reports under Section 16(a) of the Exchange Act) are subject to stock ownership guidelines. The guidelines are designed to align the interests of our Board members and executive officers with those of our shareholders by ensuring that our Board members and executive officers have a meaningful financial stake in our long-term success. The guidelines establish minimum ownership levels by position (set forth below), with such values determined based on the value of common stock owned by such persons as of certain annual measurement dates specified in guidelines. Our stock ownership guidelines were approved by the Committee and Board in March 2009, with an effective date of April 1, 2010. The ownership levels specified in the guidelines became effective for our Chief Executive Officer as of April 1, 2010 and will become effective for all other current members of our Board and executive officers as of April 1, 2015.

Position	Value of Shares Owned
Chief Executive Officer	3.0 times base salary as of April 1, 2010
5.0 times base salary as of April 1, 2015
Board Members	$100,000
Other Section 16 reporting persons	1.0 times base salary
All shares directly or beneficially owned by the director or executive officer, including the value of vested stock options (where the market price of our common stock as of the measurement date exceeds the strike price of such option), are included for purposes of determining the value of shares owned under our stock ownership guidelines.
For any Board members and executive officers joining our company after April 1, 2010, the stock ownership guidelines will become effective beginning on that April 1 that is five full years after their appointment as a Board member or executive officer. The Nominating and Corporate Governance Committee determined that Mr. Pops had met the stock ownership thresholds set forth in the guidelines as of April 1, 2011.
Perquisites
We did not provide executive officers with any perquisites in fiscal year 2011.
Retirement benefits
The terms of our 401(k) Savings Plan (“401k Plan”), provide for executive officer and broad-based employee participation. Under the 401k Plan, all of our employees are eligible to receive matching contributions from us. Our matching contribution for the 401k Plan for fiscal year 2011 was as follows: dollar for dollar on the first 1% of each participant’s eligible compensation and $0.50 on the dollar on the next 5% of each participant’s eligible compensation, for a total match of 3.5% of such participant’s eligible compensation, subject to applicable Federal limits.
Other benefits
Executive officers are eligible to participate in our employee benefit plans on the same terms as all other employees. These plans include medical, dental and life insurance. We may also provide relocation expense reimbursement and related tax gross-up benefits which are negotiated on an individual basis with executive officers. In addition, executive officers are eligible to receive severance benefits in connection with a termination or a change in control as set forth in each of their employment contracts and described more fully below.
Post Termination Compensation and Benefits
We have a program in place under which our executive officers receive severance benefits if they are terminated without cause or if they terminate their employment for “good reason” (e.g., a material diminution in his or her responsibilities, authority, powers, functions, duties or compensation or a material change in the geographic location at which he or she must perform his or her employment), and thereafter sign a general release of claims. Additionally, named executive officers receive severance benefits if, for a period of time following a corporate transaction or a change in control, they are terminated without cause or they terminate for “good reason”. The terms of these arrangements and the amounts payable under them are described in more detail below under “Potential Payments Upon Termination or Change in Control.” We provide these arrangements because we believe that some severance arrangements are necessary in a competitive market for talent to attract and retain high quality executives. In addition, the change in control benefit allows the executives to maintain their focus on our business during a period when they otherwise might be distracted.
Tax Deductibility of Compensation
In general, under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), we cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to our named executive officers. This deduction limitation does not apply, however, to certain “performance-based compensation” within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder.
Management regularly reviews the provisions of our plans and programs, monitors legal developments and works with the Committee to preserve Section 162(m) tax deductibility of compensation payments. Changes to preserve tax-deductibility are adopted to the extent reasonably practicable, consistent with our compensation policies and as determined to be in our best interests and the best interests of our shareholders.
Risk Assessment of Compensation Policies and Practices
The Committee, at the direction of the Board, reviewed our compensation policies and practices and concluded that these policies and practices are not structured to be reasonably likely to have a material adverse effect on us. Specifically, our compensation programs contain many features that mitigate the likelihood of inducing excessive risk-taking behavior. These features include:
•	a balance of fixed cash compensation and variable cash and equity compensation, with variable compensation tied both to short- and long-term objectives and the long-term value of our stock price;

•	the Committee’s ability to exercise discretion in determining incentive program payouts and equity awards;

•	share ownership guidelines applicable to our directors and executive officers; and

•	mandatory training on our policies that educate our employees on appropriate behaviors and the consequences of taking inappropriate actions.

Summary Compensation Table for the 2011, 2010 and 2009 Fiscal Years
The following table presents and summarizes the compensation paid to, or earned by, our named executive officers for the fiscal years ended March 31, 2011, 2010 and 2009:

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
						Incentive Plan	Deferred	All Other
			Bonus	Stock	Option	Compensation	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	($)	Awards ($)	Awards ($)	($)	Earnings ($)	($)	Total ($)
(a)	(b)	(c)	(d)(2)	(e)(3)	(f)(4)	(g)(5)	(h)	(i)(6)	(j)
Richard F. Pops	FY 11	694,488	—	381,550	1,920,547	900,000	—	8,575	3,905,160
Chairman, President and Chief Executive Officer (1)	FY 10	669,012	—	2,516,250	3,483,330	500,000	—	8,575	7,177,167
	FY 09	639,567	—	328,310	1,037,145	395,325	—	8,050	2,408,397
James M. Frates	FY 11	414,787	—	204,276	712,080	275,000	—	8,713	1,614,856
Senior Vice President, Chief Financial Officer and Treasurer	FY 10	401,943	—	302,925	534,021	204,639	—	8,575	1,452,103
	FY 09	385,714	—	127,285	305,043	198,679	—	8,050	1,024,771
Elliot W. Ehrich	FY 11	402,817	7,326	196,058	684,306	300,000	—	8,575	1,599,082
Senior Vice President, Research and Development and Chief Medical Officer	FY 10	390,328	—	256,875	485,907	198,726	—	8,575	1,340,411
	FY 09	374,568	—	73,740	274,538	221,879	—	8,050	952,775
Michael J. Landine	FY 11	372,677	—	152,620	549,572	275,000	—	8,575	1,358,444
Senior Vice President, Corporate Development	FY 10	361,135	—	256,875	485,907	183,863	—	8,575	1,296,355
	FY 09	346,553	—	127,285	244,034	196,358	—	8,050	922,280
Gordon G. Pugh	FY 11	406,646	—	153,794	538,935	300,000	—	8,575	1,407,950
Senior Vice President, Chief Operating Officer and Chief Risk Officer	FY 10	394,045	—	210,825	437,793	200,619	—	8,575	1,251,857
	FY 09	378,135	—	121,140	274,538	194,775	—	8,050	976,638

Notes to Summary Compensation

(1)	During fiscal year ended March 31,2010, Mr. Pops was appointed our Chairman, President and Chief Executive Officer. Prior to this date, Mr. Pops was the Chairman of the Board.

(2)	Column (d) for Dr. Ehrich includes a cash bonus of $7,326, earned in October 2010, in connection with the preparation for and participation in the Psychopharmacologic Drugs Advisory Committee for VIVITROL for the treatment of opioid dependence. This amount was paid to Dr. Ehrich during the year ended March 31, 2011.

(3)	The amounts in column (e) reflect the aggregate grant date fair value of stock awards granted during the fiscal years ended March 31, 2011, 2010 and 2009, respectively, in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The weighted average grant date fair value of stock awards granted during the fiscal years ended March 31, 2011, 2010 and 2009, respectively, are included in footnote 12 “Share-Based Compensation” to our consolidated financial statements for the fiscal year ended March 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on May 20, 2011. The reported fair value for performance-based restricted stock unit awards granted to Mr. Pops for the fiscal year ended March 31, 2010 is the same at both the probable and maximum levels of outcome.

(4)	The amounts in column (f) reflect the aggregate grant date fair value of option awards granted during the fiscal years ended March 31, 2011, 2010 and 2009, respectively, in accordance with GAAP. Assumptions used in the calculation of the fair value of option awards granted by us in the fiscal years ended March 31, 2011, 2010 and 2009, respectively, are included in footnote 2 “Summary of Significant Accounting Policies” to our consolidated financial statements for the fiscal year ended March 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on May 20, 2011.

(5)	The amounts in column (g) reflect the cash awards paid to the named executive officers for services performed in the fiscal years ended March 31, 2011, 2010 and 2009, pursuant to the 2011 Performance Plan, the Alkermes Fiscal 2010 Reporting Officers Performance Pay Plan Alkermes Fiscal 2009 Reporting Officer Performance Pay Plan, respectively.

(6)	With the exception of Mr. Frates, the amounts in column (i) reflect our match on contributions made by the named executive officers to our 401k plan. Column (i) for Mr. Frates also includes $138 earned under our wellness incentive plan for the year ended March 31, 2011.

Grants of Plan-Based Awards — for Fiscal Year Ended March 31, 2011
The following table presents information on all grants of plan-based awards made in fiscal year 2011 to our named executive officers:

										All Other	All Other
										Stock	Option
										Awards:	Awards:	Exercise or	Grant Date
										Number of	Number of	Base Price of	Fair Value
		Estimated Future Payouts			Estimated Future Payouts					Shares	Securities	Option	of Stock and
		Under Non-Equity Incentive Plan Awards			Under Equity Incentive Plan Awards					of Stock	Underlying	Awards	Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)		Target (#)	Maximum (#)		or Units (#)	Options (#)	($/Sh)	Awards ($)
(a)	(b)*	(c)(1)	(d)(1)	(e)(1)	(f)		(g)	(h)		(i)(3)	(j)(4)	(k)	(l)(5)
Richard F. Pops	5/17/2010	—	—	—	—		—	—		32,500	—	—	381,550
	5/17/2010	—	—	—	—		—	—		—	325,000	11.74	1,920,547
	N/A	0	531,975	1,063,950	—		—	—		—	—	—	—
	N/A	—	—	—	0	(2)	—	600,000	(2)	—	—	—	—
James M. Frates	5/17/2010	—	—	—	—		—	—		17,400	—	—	204,276
	5/17/2010	—	—	—	—		—	—		—	120,500	11.74	712,080
	N/A	0	211,800	423,600	—		—	—		—	—	—	—
Elliot W. Ehrich	5/17/2010	—	—	—	—		—	—		16,700	—	—	196,058
	5/17/2010	—	—	—	—		—	—		—	115,800	11.74	684,306
	N/A	0	205,700	411,400	—		—	—		—	—	—	—
Michael J. Landine	5/17/2010	—	—	—	—		—	—		13,000	—	—	152,620
	5/17/2010	—	—	—	—		—	—		—	93,000	11.74	549,572
	N/A	0	190,300	380,600	—		—	—		—	—	—	—
Gordon G. Pugh	5/17/2010	—	—	—	—		—	—		13,100	—	—	153,794
	5/17/2010	—	—	—	—		—	—		—	91,200	11.74	538,935
	N/A	0	207,650	415,300	—		—	—		—	—	—	—

Notes to Grants of Plan-Based Awards

*	In fiscal year 2011, we awarded stock options and restricted stock awards for fiscal year 2010 performance (in May after the close of the fiscal year). As such, all of the stock options and a portion of the restricted stock awards reflected in this Grants of Plan-Based Awards table granted on May 17, 2010 were for performance by grantees in the fiscal year ended March 31, 2010. This Grants of Plan-Based Awards table does not include those stock options and restricted stock awards which were granted on May 20, 2011 for performance by grantees in the fiscal year ended March 31, 2011. Such equity grants were as follows: Mr. Pops, 400,000 stock options and 32,500 restricted stock awards; and each of Messrs. Frates, Landine, Pugh, and Dr. Ehrich, 100,000 stock options and 15,000 restricted stock awards. The May 20, 2011 stock option grants were each made at an exercise price of $18.105.

(1)	Represents the target cash performance pay range under the 2011 Performance Plan for performance pay awards that may be earned by named executive officers during the performance period April 1, 2010 to March 31, 2011. The target cash performance pay range for Mr. Pops is 0% to 150% of base salary, with a target cash performance pay of 75% of base salary in effect at the time of award. The target cash performance pay range for each of Messrs. Frates, Landine and Pugh and Dr. Ehrich is 0% to 100% of base salary with a target cash performance pay of 50% of base salary in effect at the time of award. See “Compensation Discussion and Analysis — Compensation Program Elements — Cash Incentive Bonus” for a detailed discussion of the 2011 Performance Plan and the Summary Compensation Table above for the actual cash performance pay amounts earned in fiscal year 2011.

(2)	Represents the target range of the equity award that may be earned by Mr. Pops for performance during the performance period April 1, 2010 to March 31, 2011. The target range for equity compensation awarded for performance during the fiscal year is 0 to 600,000 share units (with a stock option counting as a single share unit and a stock award counting as two share units). See “Executive Compensation — Executive Compensation and Related Information — Compensation Discussion and Analysis — Equity Incentives — Stock Options and Restricted Stock Awards” for a detailed discussion of the equity awards earned by Mr. Pops for performance during fiscal year 2011.

(3)	Restricted stock awards granted on May 17, 2010 to each of Messrs. Pops, Frates, Landine and Pugh and Dr. Ehrich vest in four equal annual installments commencing on the first anniversary of the grant date. All stock awards were granted under the 2008 Plan and no dividend equivalents are paid on unvested restricted stock awards.

(4)	Represents stock options granted under the 2008 Plan which vest in four equal annual installments commencing on the first anniversary of the grant date. Certain of the stock options qualify as incentive stock options under Section 422 of the IRS Code.

(5)	Represents the estimated grant date fair value of stock options and restricted stock awards granted to the named executive officers during the fiscal year ended March 31, 2011, calculated using valuation techniques compliant with GAAP. Assumptions used in the calculation of the fair value of option awards granted by us during the fiscal year ended March 31, 2011, are included in footnote 2 “Summary of Significant Accounting

Policies” to our consolidated financial statements for the fiscal year ended March 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on May 20, 2011. There can be no assurance that the stock options will be exercised (in which case no value will be realized by the optionee) or the value realized upon exercise will equal the grant date fair value.

Outstanding Equity Awards at 2011 Fiscal Year-End
The following table presents the equity awards we have made to each of the named executive officers that were outstanding as of March 31, 2011:

	Option Awards						Stock Awards
												Equity
												Incentive
										Equity		Plan
										Incentive		Awards:
										Plan		Market or
				Equity						Awards:		Payout
				Incentive						Number of		Value of
				Plan						Unearned		Unearned
				Awards:			Number of		Market	Shares,		Shares,
	Number of	Number of		Number of			Shares or		Value of	Units or		Units or
	Securities	Securities		Securities			Units of		Shares or	Other		Other
	Underlying	Underlying		Underlying	Option		Stock		Units of	Rights		Rights
	Unexercised	Unexercised		Unexercised	Exercise	Option	That Have		Stock That	That Have		That Have
	Options (#)	Options (#)		Unearned	Price	Expiration	Not Vested		Have Not	Not Vested		Not Vested
Name	Exercisable	Unexercisable		Options (#)	($)	Date	(#)		Vested ($)	(#)		($)
(a)	(b)(1)	(c)		(d)	(e)	(f)(2)	(g)		(h)(11)	(i)		(j)(11)
Richard F. Pops	—	—		—	—	—	6,250	(3)	80,938	—		—
	—	—		—	—	—	1,500	(4)	19,425	—		—
	—	—		—	—	—	9,500	(5)	123,025	—		—
	—	—		—	—	—	250,000	(7)	3,237,500	—		—
	—	—		—	—	—	32,500	(8)	420,875	—		—
	—	—		—	—	—	—		—	10,000	(9)	129,500
	—	—		—	—	—	—		—	25,000	(10)	323,750
	250,000	—		—	19.40	10/2/2011	—		—	—		—
	125,000	—		—	4.77	7/18/2012	—		—	—		—
	350,000	—		—	7.36	12/12/2012	—		—	—		—
	166,250	—		—	9.97	4/25/2013	—		—	—		—
	149,625	—		—	14.57	10/17/2013	—		—	—		—
	184,125	—		—	12.16	12/10/2013	—		—	—		—
	150,000	—		—	12.30	7/12/2014	—		—	—		—
	350,000	—		—	14.90	12/17/2014	—		—	—		—
	187,500	—		—	18.60	12/9/2015	—		—	—		—
	93,750	—		—	20.79	5/2/2016	—		—	—		—
	120,000	—		—	14.38	12/12/2016	—		—	—		—
	75,000	25,000		—	15.95	6/1/2017	—		—	—		—
	37,500	12,500		—	14.13	11/5/2017	—		—	—		—
	85,000	85,000		—	12.29	5/27/2018	—		—	—		—
	55,000	165,000		—	8.55	5/26/2019	—		—	—		—
	125,000	375,000		—	9.21	11/18/2019	—		—	—		—
	—	325,000		—	11.74	5/17/2020	—		—	—		—
James M. Frates	—	—		—	—	—	1,875	(3)	24,281	—		—
	—	—		—	—	—	500	(4)	6,475	—		—
	—	—		—	—	—	3,250	(5)	42,088	—		—
	—	—		—	—	—	6,375	(6)	82,556	—		—
	—	—		—	—	—	18,750	(7)	242,813	—		—
	—	—		—	—	—	17,400	(8)	225,330	—		—
	—	—		—	—	—	—		—	5,000	(9)	64,750
	60,000	—		—	19.40	10/2/2011	—		—	—		—
	30,000	—		—	4.77	7/18/2012	—		—	—		—
	70,000	—		—	7.36	12/12/2012	—		—	—		—
	35,000	—		—	9.97	4/25/2013	—		—	—		—
	31,500	—		—	14.57	10/17/2013	—		—	—		—
	83,500	—		—	12.16	12/10/2013	—		—	—		—
	45,000	—		—	12.30	7/12/2014	—		—	—		—
	105,000	—		—	14.90	12/17/2014	—		—	—		—
	56,250	—		—	18.60	12/9/2015	—		—	—		—
	28,125	—		—	20.79	5/2/2016	—		—	—		—
	40,000	—		—	14.38	12/12/2016	—		—	—		—
	22,500	7,500		—	15.95	6/1/2017	—		—	—		—
	11,250	3,750		—	14.13	11/5/2017	—		—	—		—
	25,000	25,000	(12)	—	12.29	5/27/2018	—		—	—		—
	16,250	48,750	(12)	—	8.55	5/26/2019	—		—	—		—
	12,500	37,500		—	9.21	11/18/2019	—		—	—		—
	—	120,500		—	11.74	5/17/2020	—		—	—		—

	Option Awards						Stock Awards
												Equity
												Incentive
										Equity		Plan
										Incentive		Awards:
										Plan		Market or
				Equity						Awards:		Payout
				Incentive						Number of		Value of
				Plan						Unearned		Unearned
				Awards:			Number of		Market	Shares,		Shares,
	Number of	Number of		Number of			Shares or		Value of	Units or		Units or
	Securities	Securities		Securities			Units of		Shares or	Other		Other
	Underlying	Underlying		Underlying	Option		Stock		Units of	Rights		Rights
	Unexercised	Unexercised		Unexercised	Exercise	Option	That Have		Stock That	That Have		That Have
	Options (#)	Options (#)		Unearned	Price	Expiration	Not Vested		Have Not	Not Vested		Not Vested
Name	Exercisable	Unexercisable		Options (#)	($)	Date	(#)		Vested ($)	(#)		($)
(a)	(b)(1)	(c)		(d)	(e)	(f)(2)	(g)		(h)(11)	(i)		(j)(11)
Elliot W. Ehrich	—	—		—	—	—	1,500	(3)	19,425	—		—
	—	—		—	—	—	500	(4)	6,475	—		—
	—	—		—	—	—	3,000	(5)	38,850	—		—
	—	—		—	—	—	6,375	(6)	82,556	—		—
	—	—		—	—	—	15,000	(7)	194,250	—		—
	—	—		—	—	—	16,700	(8)	216,265	—		—
	75,000	—		—	19.40	10/2/2011	—		—	—		—
	27,000	—		—	14.57	10/17/2013	—		—	—		—
	44,500	—		—	12.16	12/10/2013	—		—	—		—
	30,000	—		—	12.30	7/12/2014	—		—	—		—
	71,500	—		—	14.90	12/17/2014	—		—	—		—
	38,000	—		—	18.60	12/9/2015	—		—	—		—
	18,750	—		—	20.79	5/2/2016	—		—	—		—
	20,500	—		—	14.38	12/12/2016	—		—	—		—
	22,500	7,500		—	15.95	6/1/2017	—		—	—		—
	11,250	3,750		—	14.13	11/5/2017	—		—	—		—
	22,500	22,500		—	12.29	5/27/2018	—		—	—		—
	16,250	48,750		—	8.55	5/26/2019	—		—	—		—
	10,000	30,000		—	9.21	11/18/2019	—		—	—		—
	—	115,800		—	11.74	5/17/2020	—		—	—		—
Michael J. Landine	—	—		—	—	—	1,500	(3)	19,425	—		—
	—	—		—	—	—	500	(4)	6,475	—		—
	—	—		—	—	—	3,250	(5)	42,088	—		—
	—	—		—	—	—	6,375	(6)	82,556	—		—
	—	—		—	—	—	15,000	(7)	194,250	—		—
	—	—		—	—	—	13,000	(8)	168,350	—		—
	—	—		—	—	—	—		—	5,000	(9)	64,750
	50,000	—		—	19.40	10/2/2011	—		—	—		—
	25,000	—		—	4.77	7/18/2012	—		—	—		—
	75,000	—		—	7.36	12/12/2012	—		—	—		—
	35,000	—		—	9.97	4/25/2013	—		—	—		—
	31,500	—		—	14.57	10/17/2013	—		—	—		—
	23,500	—		—	12.16	12/10/2013	—		—	—		—
	27,000	—		—	12.30	7/12/2014	—		—	—		—
	63,000	—		—	14.90	12/17/2014	—		—	—		—
	33,750	—		—	18.60	12/9/2015	—		—	—		—
	16,875	—		—	20.79	5/2/2016	—		—	—		—
	30,000	—		—	14.38	12/12/2016	—		—	—		—
	15,000	5,000		—	15.95	6/1/2017	—		—	—		—
	11,250	3,750		—	14.13	11/5/2017	—		—	—		—
	20,000	20,000	(12)	—	12.29	5/27/2018	—		—	—		—
	16,250	48,750	(12)	—	8.55	5/26/2019	—		—	—		—
	10,000	30,000		—	9.21	11/18/2019	—		—	—		—
	—	93,000		—	11.74	5/17/2020	—		—	—		—
Gordon G. Pugh	—	—		—	—	—	1,500	(3)	19,425	—		—
	—	—		—	—	—	500	(4)	6,475	—		—
	—	—		—	—	—	3,000	(5)	38,850	—		—
	—	—		—	—	—	6,375	(6)	82,556	—		—
	—	—		—	—	—	11,250	(7)	145,688	—		—
	—	—		—	—	—	13,100	(8)	169,645	—		—
	—	—		—	—	—	—		—	5,000	(9)	64,750
	160,000	—		—	25.96	1/7/2012	—		—	—		—
	4,000	—		—	4.77	7/18/2012	—		—	—		—
	24,000	—		—	7.36	12/12/2012	—		—	—		—
	15,400	—		—	9.97	4/25/2013	—		—	—		—

Notes to Outstanding Equity Awards at 2011 Fiscal Year-end

(1)	Grant date of all stock options is ten years prior to the option expiration date (Column (f)). All stock options vest ratably in 25% increments on the first four anniversaries of the grant date.

(2)	Stock options expire ten years from the grant date.

(3)	Restricted stock awards granted on June 1, 2007 under the 2002 Restricted Stock Award Plan. The unvested restricted stock awards vest in equal amounts on the first, second, third and fourth anniversaries of the grant date and are issued on the vesting date. No dividend equivalents are paid on unvested restricted stock awards. In the event the individual’s employment or any other relationship with us is terminated for any reason, unvested restricted stock awards are forfeited on the date of termination.

(4)	Restricted stock awards granted on November 5, 2007 under the 2002 Restricted Stock Award Plan. The unvested restricted stock awards vest in equal amounts on the first, second, third and fourth anniversaries of the grant date and are issued on the vesting date. No dividend equivalents are paid on unvested restricted stock awards. In the event the individual’s employment or any other relationship with us is terminated for any reason, unvested restricted stock awards are forfeited on the date of termination.

(5)	Restricted stock awards granted on May 27, 2008 under the 2002 Restricted Stock Award Plan. The unvested restricted stock awards vest in equal amounts on the first, second, third and fourth anniversaries of the grant date and are issued on the vesting date. No dividend equivalents are paid on unvested restricted stock awards. In the event the individual’s employment or any other relationship with us is terminated for any reason, unvested restricted stock awards are forfeited on the date of termination.

(6)	Restricted stock awards granted on May 26, 2009 under the 2008 Plan. The unvested restricted stock awards vest in equal amounts on the first, second, third and fourth anniversaries of the grant date and are issued on the vesting date. No dividend equivalents are paid on unvested restricted stock awards. In the event the individual’s employment or any other relationship with us is terminated for any reason, unvested restricted stock awards are forfeited on the date of termination.

(7)	Restricted stock awards granted on November 18, 2009 under the 2008 Plan. With the exception of Mr. Pops, the unvested restricted stock awards vest in equal amounts on the first, second, third and fourth anniversaries of the grant date and are issued on the vesting date. The unvested restricted stock awards granted to Mr. Pops vest 50% on the third anniversary of the grant date and 50% on the fourth anniversary of the grant date. No dividend equivalents are paid on unvested restricted stock awards. In the event the individual’s employment or any other relationship with us is terminated for any reason, unvested restricted stock awards are forfeited on the date of termination.

(8)	Restricted stock awards granted on May 17, 2010 under the 2008 Plan. The unvested restricted stock awards vest in equal amounts on the first, second, third and fourth anniversaries of the grant date and are issued on the vesting date. No dividend equivalents are paid on unvested restricted stock awards. In the event the individual’s employment or any other relationship with us is terminated for any reason, unvested restricted stock awards are forfeited on the date of termination.

(9)	Restricted stock awards granted on May 27, 2008 under the 2002 Restricted Stock Award Plan. Mr. Pops received 10,000 restricted stock awards and Messrs. Frates, Landine and Pugh each received 5,000 restricted stock awards that would vest in full upon the later of the Nasdaq-reported trading price of our common stock having a five-day trailing average closing price of $19.00 or more per share provided that, if such an event occurs during the first year after grant, the restricted stock award will vest in full upon the one year anniversary of the grant date; such restricted stock awards would expire if not vested five years after grant. As of March 31, 2011, the restricted stock awards had not vested. In the event the individual’s employment or any other relationship with us is terminated for any reason, unvested restricted stock awards are forfeited on the date of termination.

(10)	Stock award granted on May 26, 2009 under the 2008 Plan. Mr. Pops received 25,000 restricted stock awards that would vest upon the receipt of regulatory approval from the FDA for BYDUREON provided that, if such an event occurs during the first year after grant, the restricted stock award would vest in full upon the one year anniversary of the grant date. These restricted stock awards will expire if not vested five years after grant. As of March 31, 2011, these restricted stock awards have not vested. In the event the individual’s employment or any other relationship with us is terminated for any reason, unvested restricted stock awards are forfeited on the date of termination.

(11)	Market value is based on the closing price of our common stock on March 31, 2011 (the last day of trading for the fiscal year ended March 31, 2011) as reported by Nasdaq, which was $12.95.

(12)	Subject to vesting upon retirement in accordance with the following retirement provision: If any employee, including a named executive officer, retires after having met certain of our retirement eligibility criteria, then those stock options granted under our 2008 Plan before May 17, 2010 and under the 1998 Equity Incentive Plan and amended and restated 1999 Stock Option Plan (i) before May 17, 2010 but after December 9, 2004 or (ii) before December 9, 2004 with an exercise price less than $13.69, shall vest and become exercisable in full for a period of five years after retirement, not to exceed the full term of the grant.

Option Exercises and Stock Vested — for Fiscal Year Ended March 31, 2011
The following table presents information regarding option exercising and vesting of restricted stock awards for each named executive officer during the year ended March 31, 2011:

	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
(a)	(b)	(c)	(d)	(e)
Richard F. Pops	—	—	12,500	144,305
James M. Frates	—	—	12,375	138,120
Elliot W. Ehrich	45,245	236,882	10,625	118,788
Michael J. Landine	—	—	10,750	120,223
Gordon G. Pugh	—	—	9,375	105,188
Pension Benefits — for Fiscal Year Ended March 31, 2011
We have no defined benefits plans or other supplemental retirement plans for the named executive officers.
Nonqualified Deferred Compensation — for Fiscal Year Ended March 31, 2011
We have no nonqualified defined contribution plans or other nonqualified deferred compensation plans for the named executive officers.
Potential Payments upon Termination or Change in Control
If, during the term of the executive officer’s employment agreement with us, we terminate such executive officer’s employment without cause or such executive officer terminates his employment for “good reason” (e.g., a material diminution in his responsibilities, authority, powers, functions, duties or compensation or a material change in the geographic location at which he or she must perform his employment) and such executive officer thereafter signs a general release of claims, we will provide severance, as follows: to Mr. Pops, over a twenty-four month period, we will pay an amount equal to two times the sum of (i) his current base salary, plus (ii) the average of his annual bonus during the prior two years, and will provide for continued participation in our health benefit plans during such twenty-four month period; and to Messrs. Frates, Landine and Pugh and Dr. Ehrich, over a twelve month period, we will pay an amount equal to the sum of (i) his current base salary plus (ii) the average of his annual bonus during the prior two years, and will provide for continued participation in our health benefit plans during such twelve month period.
Under the employment agreements with our executive officers, in the event of a change in control, each executive officer would be entitled to continue his employment with us for a period of two years following the change in control. If, during this two-year period, we terminate such executive officer without cause or if such executive officer terminates his employment for “good reason,” we shall pay such executive officer a pro rata bonus (based upon the average of the annual bonus for the prior two years) for the year in which the termination occurs. Additionally, he or she will receive a lump sum payment equal to, for Mr. Pops, two times, and for Messrs. Frates, Landine and Pugh and Dr. Ehrich, one and one-half times, the sum of his then base salary (or the base salary in effect at the time of the change in control, if higher) plus an amount equal to the average of his annual bonus during the prior two years. Each executive officer will also be entitled to continued participation in the Alkermes health benefit plans, for Mr. Pops, for a period of two years following the date of termination, and for Messrs. Frates, Landine and Pugh and Dr. Ehrich, for a period of eighteen months following the date of termination. These change in control payments are expressly in lieu of, and supersede, those severance payments and benefits otherwise payable if we terminate such executive officer without cause or if such executive officer terminates his employment for good reason, provided that such termination occurs within two years after the occurrence of the first event constituting a change in control and that such first event occurs during the period of employment of the executive officer. Each executive officer is also entitled to a “gross-up payment” equal to the excise tax imposed upon the severance payments made in the event of a change in control, if any payment or benefit to the executive, whether pursuant to the employment agreement or otherwise, is considered an “excess parachute payment” and subject to an excise tax under the Code.
Upon a change in control of our company, all outstanding stock options issued under our amended and restated 1999 Stock Option Plan and all outstanding stock options and restricted stock unit awards with time-based vesting issued under the 2008 Plan become exercisable. Restricted stock awards issued under our 2002 Restricted Stock Award Plan, all awards with conditions and restrictions relating to the attainment of performance goals issued under the

2008 Plan, and all other outstanding stock options may become vested and nonforfeitable in connection with a change in control in the Committee’s discretion.
Except as set forth below, if any employee, including a named executive officer, retires after having met certain of our retirement eligibility criteria, then those stock options granted under our 2008 Plan before May 17, 2010, and under our 1998 Equity Incentive Plan and amended and restated 1999 Stock Option Plan (i) before May 17, 2010 but after December 9, 2004 or (ii) before December 9, 2004 with an exercise price less than $13.69, shall vest and become exercisable in full for a prescribed period of time after retirement, not to exceed the full term of the grant. As of March 31, 2011, Messrs. Pops, Frates and Landine were the only named executive officers who met the retirement eligibility criteria reflected in these stock option grants; however, as previously discussed, Mr. Pops is not entitled to the benefit of this retirement provision for stock options granted to him for performance during fiscal years 2008, 2009, 2010 and 2011. If the retirement criteria have not been met, vested exercisable stock options remain exercisable for up to three months from the recipient’s date of termination from service and unvested stock options are forfeited. In addition, in the event an employee (including a named executive officer) is terminated by reason of death or permanent disability, his stock options shall vest and become exercisable in full for a period of one to three years following termination depending on the date of the stock option grant, not to exceed the full term of the grant.
The named executive officers are entitled to certain benefits upon death or disability available to all our employees, as described below. Under our flexible benefits program, all of our eligible employees, including the named executive officers, have the ability to purchase long-term disability coverage that will pay up to 60% of base monthly salary, up to $20,000 per month during disability. In addition, under our flexible benefits program, we provide life insurance coverage for all of our eligible employees, including the named executive officers, equal to two times base salary, with a maximum of $500,000 in coverage paid by us. In the event of termination due to death or disability, stock options granted prior to November 2000 become exercisable for a one-year period, not to exceed the full term of the grant, and stock options granted after November 2000 become fully vested and exercisable for a three-year period, not to exceed the full term of the grant.

Potential Post-Termination Payments
The following table summarizes the potential payments to each named executive officer under various termination events. The table assumes that the event occurred on March 31, 2011, and the calculations use the closing price of our common stock on March 31, 2011 (the last trading day of fiscal year 2011) as reported by Nasdaq, which was $12.95 per share.

		Involuntary
		Termination	Involuntary
		Without Cause	Termination
		or Voluntary	Without Cause or
		Termination for	Voluntary
		Good Reason	Termination for
	Voluntary	Not Following a	Good Reason
	Termination or	Change in	Following a Change
Name and Payment Elements	Retirement (1)	Control (2)	In Control (3)(4)
Richard F. Pops
Cash Compensation :
Severance	$—	$2,313,925	$2,761,588
Equity Awards :
Stock Options and awards	—	—	5,815,350
Benefits:
Health and Dental Insurance	—	35,587	35,587

Total	$—	$2,349,512	$8,612,525

James M. Frates
Cash Compensation :
Severance	$—	$625,259	$1,139,548
Equity Awards :
Stock Options and awards	231,000	—	1,067,754
Benefits:
Health and Dental Insurance	—	17,039	25,559

Total	$231,000	$642,298	$2,232,861

Elliot W. Ehrich
Cash Compensation :
Severance	$—	$621,703	$1,142,856
Equity Awards :
Stock Options and awards	—	—	758,474
Benefits:
Health and Dental Insurance	—	17,793	26,690

Total	$—	$639,496	$1,928,020

Michael J. Landine
Cash Compensation :
Severance	$—	$570,711	$1,046,176
Equity Awards :
Stock Options and awards	227,700	—	729,236
Benefits:
Health and Dental Insurance	—	12,108	18,161

Total	$227,700	$582,819	$1,793,573

Gordon G. Pugh
Cash Compensation :
Severance	$—	$612,997	$1,117,193
Equity Awards :
Stock Options and awards	—	—	652,096
Benefits:
Health and Dental Insurance	—	17,793	26,690

Total	$—	$630,790	$1,795,979

Notes to Post-Termination Payments

(1)	If any employee, including a named executive officer, retires after having met certain of our retirement eligibility criteria, then those stock options granted under our 2008 Plan before May 17, 2010 and under the 1998 Equity Incentive Plan and amended and restated 1999 Stock Option Plan (i) before May 17, 2010 but after December 9, 2004 or (ii) before December 9, 2004 with an exercise price less than $13.69, shall vest and become exercisable in full for a period of five years after retirement, not to exceed the full term of the grant. As of March 31, 2011, Messrs. Pops, Frates and Landine were the only named executive officers who met such retirement eligibility criteria; however, stock options awarded to Mr. Pops for performance in fiscal years 2008 through 2011 and as a result of his assuming the role of our Chairman, President and Chief Executive Officer in fiscal year 2010 are not eligible for this retirement benefit.

(2)	If, during the term of the executive officer’s employment agreement with us, we terminate such executive officer’s employment without cause or such executive officer terminates his employment for “good reason” (e.g., a material diminution in his responsibilities, authority, powers, functions, duties or compensation or a material change in the geographic location at which he or she must perform his employment) and such executive officer thereafter signs a general release of claims, we will provide severance, as follows: to Mr. Pops, over a twenty-four month period, we will pay an amount equal to two times the sum of (i) his current base salary, plus (ii) the average of his annual bonus during the prior two years, and will provide for continued participation in our health benefit plans during such twenty-four month period; and to Messrs. Frates, Landine and Pugh and Dr. Ehrich, over a twelve-month period, we will pay an amount equal to the sum of (i) his current base salary plus (ii) the average of his annual bonus during the prior two years, and will provide for continued participation in our health benefit plans during such twelve-month period.

(3)	Under the employment agreements with our executive officers, in the event of a change in control, each executive officer would be entitled to continue his employment with us for a period of two years following the change in control. If, during this two-year period, we terminate such executive officer without cause or if such executive officer terminates his employment for “good reason,” we shall pay such executive officer a pro rata bonus (based upon the average of the annual bonus for the prior two years) for the year in which the termination occurs. Additionally, he or she will receive a lump sum payment equal to, for Mr. Pops, two times, and for Messrs. Frates, Landine and Pugh and Dr. Ehrich, one and one-half times, the sum of: (i) his then base salary (or the base salary in effect at the time of the change in control, if higher) plus (ii) an amount equal to the average of his annual bonus during the prior two years. Each executive officer will also be entitled to continued participation in our health benefit plans, for Mr. Pops, for a period of two years following the date of termination, and for Messrs. Frates, Landine and Pugh and Dr. Ehrich, for a period of eighteen months following the date of termination. These change in control payments are expressly in lieu of, and supersede, those severance payments and benefits otherwise payable if we terminate such executive officer without cause or if such executive officer terminates his employment for good reason, provided that such termination occurs within two years after the occurrence of the first event constituting a change in control and that such first event occurs during the period of employment of the executive officer. Each executive officer is also entitled to a “gross-up payment” equal to the excise tax imposed upon the severance payments made in the event of a change in control, if any payment or benefit to the executive, whether pursuant to the employment agreement or otherwise, is considered an “excess parachute payment” and subject to an excise tax under the Code.

In the event that any payments made in connection with a change in control would be subjected to the excise tax imposed by Section 4999 of the Code, we will “gross up,” on an after-tax basis, the executive officer’s compensation for all federal, state and local income and excise taxes.

(4)	All options granted under the amended and restated 1999 Stock Option Plan and all options and restricted stock unit awards with time-based vesting issued under the 2008 Plan vest in full upon a change in control. This amount represents the difference between the exercise price and the market closing price of our common stock on March 31, 2011, which was $12.95 per share, for outstanding unvested stock options that had an exercise price less than $12.95 per share and the value of unvested restricted stock unit awards with time-based vesting, assuming a price of $12.95 per share.

Compensation of Directors
Each of our non-employee directors and any director who serves as our part-time employee receive an annual retainer fee of $30,000 paid quarterly, in advance, and, on the date of our annual meeting, an option to purchase 20,000 shares of common stock. In addition, upon becoming a member of the Board, each new non-employee and part-time employee director who is not then a consultant to us automatically receives a one-time grant of options to purchase 20,000 shares of common stock. If a new non-employee director is elected other than at the annual meeting of shareholders, the newly elected non-employee director also receives a grant of options equal to the product of 20,000 shares of common stock multiplied by a fraction, the numerator of which equals the number of months remaining until the next annual meeting of our shareholders and the denominator of which equals 12. David W. Anstice, Floyd E. Bloom, Robert A. Breyer, Geraldine Henwood, Paul J. Mitchell, Alexander Rich and Mark B. Skaletsky served as non-employee directors for all of the fiscal year ended March 31, 2011. Wendy L. Dixon was elected to the Board on January 13, 2011 and served for the remainder of the fiscal year ended March 31, 2011 as a non-employee director. For the fiscal year ended March 31, 2011, Michael A. Wall served as our director and as a part-time employee of our company. Richard F. Pops became Chairman of the Board effective April 1, 2007 and was an employee during the fiscal year ended March 31, 2011.
Under the 2008 Plan, an option to purchase 20,000 shares of common stock is granted automatically each year on the date of our annual meeting of shareholders for non-employee directors. Under the 2008 Plan, an option to purchase 20,000 shares of common stock is granted by resolution of the Committee each year on the date of our annual meeting of shareholders for part-time employee directors; such option grant contains the same terms and conditions as the option grant to non-employee directors. All of such options are exercisable at the fair market value of the common stock on the date such options are granted and vest, in full, six months following their grant. Non-employee and part-time employee directors do not receive any options to purchase shares of common stock except for the yearly grant described above and the one-time grant of an option to purchase 20,000 shares of our common stock upon joining the Board.
With the exception of Mr. Pops, each director receives an attendance fee of $2,500 per Board meeting and $1,250 for each telephonic Board meeting. Mr. Pops does not receive stock options or attendance fees for his service on the Board.
The Board adopted the following annual retainers, to be paid pro rata on a quarterly basis, for service beginning April 1, 2010:
Audit and Risk Committee Chair: $22,000
Audit and Risk Committee member: $10,000
Compensation Committee Chair: $15,000
Compensation Committee member: $7,500
Nominating and Corporate Governance Committee Chair: $10,000
Nominating and Corporate Governance Committee member: $5,000
We reimburse our directors for travel and other necessary business expenses incurred in the performance of their services for us and extends coverage to them under our travel accident and directors’ and officers’ indemnity insurance policies.
Mr. Wall has been a part-time employee of our company since January 1, 2004. During the fiscal year ended March 31, 2011, Mr. Wall received compensation of $79,445 for the services that he performed for us outside of his capacity as a director. We believe that we obtain services from Mr. Wall on terms no less favorable to us than those of an independent third party.

Director Compensation Table — for Fiscal Year Ended March 31, 2011
The following table presents and summarizes the compensation of our directors for the year ended March 31, 2011.

					Change in
					Pension
	Fees			Non-Equity	Value and
	Earned or		Option	Incentive Plan	NQDC	All Other
	Paid in	Stock Awards	Awards	Compensation	Earnings	Compensation
Name	Cash ($)	($)	($)	($)	($)	($)	Total ($)
(a)	(b)(1)	(c)	(d)(2)(3)	(e)	(f)	(g)(4)	(h)
David W. Anstice	52,500	—	145,994	—	—	—	198,494
Floyd E. Bloom	60,000	—	145,994	—	—	—	205,994
Robert A. Breyer	45,000	—	145,994	—	—	—	190,994
Wendy L. Dixon	11,250	—	222,075	—	—	—	233,325
Geraldine Henwood	53,750	—	145,994	—	—	—	199,744
Paul J. Mitchell	74,500	—	145,994	—	—	—	220,494
Alexander Rich	50,000	—	145,994	—	—	—	195,994
Mark B. Skaletsky	70,000	—	145,994	—	—	—	215,994
Michael A. Wall*	45,000	—	145,994	—	—	79,445	270,439

Notes to Director Compensation Table — For Fiscal Year Ended March 31, 2011

*	Part-time employee director.

(1)	Represents fees earned by our directors in the fiscal year ended March 31, 2011 for services as a director, including annual retainer fees, committee and/or committee chair fees and meeting fees.

(2)	The amounts in column (d) reflect the aggregate grant date fair value recognized for financial statement reporting purposes, excluding estimates of forfeitures, if any, in accordance with GAAP for stock option awards granted in the fiscal year ended March 31, 2011. With the exception of Ms. Dixon, on October 5, 2010, each director received an option to purchase 20,000 shares of common stock, which had an estimated grant date fair value of $7.30 per share. Upon her election to the Board on January 13, 2011, Ms. Dixon received an option to purchase 35,000 shares of common stock, which had an estimated grant date fair value of $6.35 per share. The stock options granted to the non-employee directors and part-time employee directors were granted under the 2008 Plan. Stock options granted under the 2008 Plan are nonqualified stock options that vest six months from the grant date and expire upon the earlier of ten years from the grant date or three years after the optionee terminates their service relationship with us. Additionally, any unvested portion of the option grant shall vest upon the optionee’s termination of their service relationship with us. We recognize the cost of the stock options granted to non-employee and part-time employee directors on a straight-line basis over the requisite service period of the stock options. There can be no assurance that the stock options will be exercised or the value realized upon exercise will equal the grant date fair value.

(3)	Assumptions used in the calculation of the fair value of option awards made by us for the stock options granted to directors on October 5, 2010 are as follows: option exercise price, $14.92; expected term, 5.95 years; volatility, 48%; interest rate, 1.68%; dividend yield, zero. The assumptions used in the calculation of the fair value of option awards made by us for the stock options granted to Ms. Dixon on January 13, 2011 was as follows: option exercise price, $12.62; expected term, 5.95 years; volatility, 48%; interest rate, 2.47%; dividend yield, zero. Our directors hold the following aggregate number of outstanding stock options as of March 31, 2011: David W. Anstice, 80,000 shares; Floyd E. Bloom, 200,000 shares; Robert A. Breyer, 172,500 shares; Wendy L. Dixon, 35,000 shares; Geraldine Henwood, 198,000 shares; Paul J. Mitchell, 188,000 shares; Alexander Rich, 200,000 shares; Mark B. Skaletsky, 159,000 shares; and Michael A. Wall, 195,000 shares.

(4)	Mr. Wall has been a part-time employee of our company since January 1, 2004. During the fiscal year ended March 31, 2011, Mr. Wall received compensation of $79,445 for the services that he performed for us outside of his capacity as a director. We believe that Mr. Wall’s part-time employee status is no less favorable to us than obtaining services from an independent third party.

Compensation Committee Interlocks and Insider Participation
For fiscal year ending March 31, 2011, the following directors served on the Committee: Mark B. Skaletsky (Chair), Paul J. Mitchell and David W. Anstice.
During the last fiscal year, none of our executive officers served as: (i) a member of the Committee (or other committee of the board performing equivalent functions or, in the absence of any such committee, the entire board) of another entity, one of whose executive officers served on our Committee; (ii) a director of another entity, one of whose executive officers served on our Committee; or (iii) a member of the Committee (or other committee of the board performing equivalent functions or, in the absence of any such committee, the entire board) of another entity, one of whose executive officers served as our director.
Compensation Committee Report
The Committee furnishes the following report:
The Committee has reviewed and discussed the Compensation Discussion and Analysis with Alkermes management. Based on this review and discussion, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K/A.
Submitted by,
Mark Skaletsky, Chair
Paul J. Mitchell
David W. Anstice
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
DISCLOSURE WITH RESPECT TO OUR EQUITY COMPENSATION PLANS
Equity Compensation Plan Information

Number of
	Securities to	Weighted
	be Issued	Average
	Upon Exercise	Exercise Price	Number of
	of	of	Securities
	Outstanding	Outstanding	Remaining
	Options,	Options,	Available for
	Warrants and	Warrants and	Future
Plan Category	Rights (1)	Rights (2)	Issuance (1)
Equity compensation plans approved by security holders	16,985,009	$13.45	5,406,531

(1)	Share information is as of March 31, 2011. There are no warrants or other rights outstanding. In addition, as of March 31, 2011, there are 1,925,515 shares of our common stock issued as restricted stock awards, which are subject to forfeiture until such awards have vested. These restricted stock awards are not included in this share number.

(2)	Represents the weighted average exercise price of our outstanding options under our equity compensation plans. This does not include outstanding restricted stock awards under our equity compensation plans as such awards do not have an exercise price.

OWNERSHIP OF THE COMPANY’S COMMON STOCK
The following table and notes provide information about the beneficial ownership of our outstanding, common stock as of July 12, 2011 by:
•	each of our current directors;

•	our Chief Executive Officer;

•	our Chief Financial Officer;

•	each of our three other most highly compensated executive officers named in the Summary Compensation Table; and

•	all of our current directors and executive officers as a group.
According to SEC rules, we have included in the column “Number of Issued Shares” all outstanding shares over which the person has sole or shared voting or investment power, and we have included in the column “Number of Shares Issuable” all shares that the person has the right to acquire within 60 days after July 12, 2011 through the exercise of any stock option, vesting of any stock award or other right. All shares that a person has a right to acquire within 60 days of July 12, 2011 are deemed outstanding for the purpose of computing the percentage beneficially owned by the person, but are not deemed outstanding for the purpose of computing the percentage beneficially owned by any other person.
Unless otherwise indicated, each person has the sole power (except to the extent authority is shared by spouses under applicable law) to invest and vote the shares listed opposite the person’s name. Our inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership of those shares by the person listed in the table. The business address of each director and executive officer is Alkermes, Inc., 852 Winter Street, Waltham, MA 02451.
Ownership by Directors and Executive Officers

Directors and Named	Number of Alkermes	Number of Shares		Beneficially
Executive Officers	Common Shares	Issuable(1)	Total	Owned(2)
David W. Anstice	10,000	80,000	90,000	*
Floyd E. Bloom (3)	120,375	200,000	320,375	*
Robert A. Breyer	61,131	163,425	224,556	*
Wendy L. Dixon	—	35,000	35,000	*
Geraldine A. Henwood	—	198,000	198,000	*
Paul J. Mitchell	8,000	188,000	196,000	*
Richard F. Pops	418,104	2,707,500	3,125,604	3.20%
Alexander Rich (4)	348,400	200,000	548,400	*
Mark B. Skaletsky	5,000	159,000	164,000	*
Michael A. Wall (5)	608,450	195,000	803,450	*
Elliot W. Ehrich	16,579	471,700	488,279	*
James M. Frates	82,481	738,050	820,531	*
Michael J. Landine	147,102	537,625	684,727	*
Gordon G. Pugh	22,027	571,050	593,077	*
All directors and executive officers as a group (15 individuals in total)	1,878,108	6,603,600	8,481,708	8.70%

*	Less than 1%

(1)	Shares that can be acquired through stock options exercisable and restricted stock unit awards vesting on or before September 10, 2011, which is 60 days from July 12, 2011.

(2)	Applicable percentage of ownership as of July 12, 2011, is based upon 97,562,863 shares of Alkermes common stock outstanding.

(3)	Includes 120,375 shares of common stock held by The Corey Bloom Family Trust, of which

Dr. Bloom is a Trustee and as to which he disclaims beneficial ownership except to the extent of his pecuniary interest therein, if any.

(4)	Includes 343,000 shares of common stock held by the Alexander Rich Trust, of which Dr. Rich is a Trustee and as to which he disclaims beneficial ownership except to the extent of his pecuniary interest therein, if any.

(5)	All shares of common stock held by the Michael A Wall Trust, of which Mr. Wall is the Trustee and as to which he disclaims beneficial ownership except to the extent of his pecuniary interest therein, if any.
Ownership By Principal Shareholders
The following table and notes provides information about the beneficial ownership of our common stock as of July 12, 2011, or as otherwise set forth below, by each shareholder known to us to be the beneficial owner of more than 5% of our common stock.

	Shares	Percent
	Beneficially	Beneficially
Name	Owned(1)	Owned(2)
5% Shareholders

FMR LLC(3)	14,275,434	14.63%
82 Devonshire Street Boston, MA 02109

Federated Investors, Inc.(4)	10,090,672	10.34%
Federated Investors Tower Pittsburgh, PA 15222

Wellington Management Company, LLP(5)	9,731,403	9.97%
75 State Street Boston, MA 02109

Blackrock, Inc.(6)	5,906,881	6.05%
40 East 52nd Street New York, NY 10022

James E. Flynn(7)	5,711,931	5.86%
780 Third Avenue, 37th Floor New York, NY 10017

T. Rowe Price Associates, Inc.(8)	5,547,964	5.69%
100 E. Pratt Street Baltimore, MD 21202

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated below, to the knowledge of Alkermes, all persons listed have sole voting and investment power with respect to their shares of common stock.

(2)	Applicable percentage of ownership as of July 12, 2011, is based upon 97,562,863 shares of Alkermes common stock outstanding.

(3)	Based solely on a Schedule 13G/A dated February 11, 2011, FMR LLC, a parent holding company, has sole voting power over 33,050 shares of Alkermes common stock and sole investment power over 14,275,434 shares of Alkermes common stock. Of the shares reported as beneficially owned by FMR LLC:
Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 14,246,684 shares of Alkermes common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

The ownership of one investment company, Fidelity Growth Company Fund, amounted to 10,182,261 shares of Alkermes common stock outstanding. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 14,246,684 shares owned by the Funds.
Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees.
Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 28,750 shares of Alkermes common stock as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR LLC, through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 28,750 shares and sole power to vote or to direct the voting of 28,750 shares of Alkermes common stock owned by the institutional accounts managed by PGATC as reported above.
(4)	Based solely on a Schedule 13G/A dated February 8, 2011, Federated Investors, Inc., which is referred to in this annual report on Form 10-K/A as Federated, in its capacity as investment adviser, may be deemed to beneficially own and has sole voting and dispositive power with respect to 10,090,672 shares of Alkermes common stock. Federated is the parent holding company of investment advisers that act as advisers to registered investment companies and separate accounts that own shares of Alkermes common stock. All of Federated’s outstanding stock is held in the Voting Shares Irrevocable Trust for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees. As trustees, these individuals are each deemed to beneficially own and share voting and dispositive power with respect to the 10,090,672 shares.

(5)	Based solely on a Schedule 13G/A dated April 11, 2011, Wellington Management Company, LLP, which is referred to in this annual report on Form 10-K/A as Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 9,731,403 shares of Alkermes common stock which are held of record by clients of Wellington Management. Wellington Management shares voting power over 7,271,980 shares of Alkermes common stock and shares investment power over 9,731,403 shares of Alkermes common stock.

(6)	Based solely on a Schedule 13G/A dated January 21, 2011, Blackrock, Inc. beneficially owns and has sole dispositive and voting power with respect to 5,906,881 shares of Alkermes common stock.

(7)	Based solely on a Schedule 13G/A dated February 2, 2011, James E. Flynn, beneficially owns 5,711,931 shares of Alkermes common stock. Of the shares beneficially owned by Mr. Flynn:

2,364,730 shares are held by Deerfield Capital, L.P. and Deerfield Partners, L.P. Mr. Flynn, Deerfield Capital, L.P. and Deerfield Partners, L.P. have shared dispositive and voting power with respect to 2,364,730 shares of Alkermes common stock.

3,347,201 shares are held by Deerfield Management Company, L.P. and Deerfield International Limited. Mr. Flynn, Deerfield Management Company, L.P., and Deerfield International Limited have shared dispositive and voting power with respect to 3,347,201 shares of Alkermes common stock.

(8)	Based solely on a Schedule 13G dated February 14, 2011, T. Rowe Price Associates, Inc. (“T.

Rowe Price”) beneficially owns 5,547,964 shares of Alkermes common stock. Of the shares beneficially owned by T. Rowe Price, it has sole voting power with respect to 779,270 shares of Alkermes common stock and sole dispositive power with respect to 5,547,964 shares of Alkermes common stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our Audit and Risk Committee charter, which is posted on the Governance page of the Investor Relations section of our website, available at http://investor.alkermes.com, makes clear that our Audit and Risk Committee is responsible for reviewing transactions with related persons, including transactions that would be required to be disclosed in this annual report on Form 10-K/A in accordance with SEC rules. In addition, our Code of Business Conduct and Ethics, which sets forth legal and ethical guidelines for all of our directors and employees, states that directors, executive officers and employees must avoid relationships or activities that might impair that person’s ability to make objective and fair decisions while acting in their company roles and requires that, among other things, any transactions with related persons be disclosed to, and receive the approval of, the appropriate committee of our Board.
In addition, at the end of each fiscal quarter, we ask all of our directors and officers (vice presidents and higher) to disclose a list of their “related parties”; this practice is not pursuant to a written policy or procedure. Related parties are defined as any public, private, profit, or non-profit companies or organizations of which they or their immediate family is an officer, director or 10% or greater shareholder. All reported “related parties” are sent to our Finance department, which checks them against transactions of the company in that prior quarter. At the Audit and Risk Committee meeting held to review the quarter’s financial results, any transactions between a reported related party and us are reported to the Audit and Risk Committee for its review and, if deemed appropriate by the Audit and Risk Committee in its sole discretion, approval.
There are no such relationships or transactions that are required to be disclosed in this annual report on Form 10-K/A under SEC rules.
Director Independence
We define an “independent” director in accordance with the applicable provisions of the Exchange Act, the rules promulgated thereunder and the applicable rules of Nasdaq. Because it is not possible to anticipate or explicitly provide for all potential situations that may affect independence, the Board periodically reviews each director’s status as an independent director and whether any independent director has any other relationship with us that, in the judgment of the Board, would interfere with the director’s exercise of independent judgment in carrying out such director’s responsibilities as a director. The Board makes a determination as to whether each current director is “independent” under the applicable provisions of the Exchange Act, the rules promulgated thereunder and the applicable rules of Nasdaq at two points in time during the year — after the annual meeting of shareholders and in conjunction with the preparation and filing of our proxy statement. In addition, the Board makes a determination as to whether a new director is “independent” under the applicable provisions of the Exchange Act, the rules promulgated thereunder and the applicable rules of Nasdaq at the time such director first joins the Board. To assist in making its determination, the Board solicits information from each of our directors regarding whether such director, or any family member of his immediate family, had a direct or indirect material interest in any transactions involving us, was involved in a debt relationship with us or received personal benefits outside the scope of such person’s normal compensation.
The Board has determined that each of David W. Anstice, Floyd E. Bloom, Robert A. Breyer, Wendy L. Dixon, Geraldine Henwood, Paul J. Mitchell, Alexander Rich, and Mark B. Skaletsky are independent within the meaning of our director independence standards and the director independence standards of the Exchange Act and Nasdaq. Furthermore, the Board has determined that each member of each committee of the Board is independent within the meaning of the director independence standards of our company, the Exchange Act and Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Aggregate fees for fiscal 2011 and fiscal 2010 and the Audit and Risk Committee’s Pre-Approval Policies and Procedures
During the fiscal years ended March 31, 2011 and 2010, PricewaterhouseCoopers LLP, or PWC, provided various audit, audit-related and tax services to us. The Audit and Risk Committee understands the need for PWC to maintain objectivity and independence in its audit of our financial statements and our internal control over financial reporting. To minimize relationships that could appear to impair the objectivity of PWC, our Audit and Risk Committee has adopted policies and procedures which require it to pre-approve all audit and non-audit services performed by PWC.
The aggregate fees of PWC for the fiscal years ended March 31, 2011 and 2010 are as follows:

	2011	2010
Audit fees:
Audit and review of financial statements(1)	$515,000	$538,250
Other accounting consultations(2)	64,112	11,500
Total audit fees	579,112	549,750
Audit-related fees(3)	66,000	—
Tax fees(4)	245,824	—
All other fees(5)	1,500	1,358
Total	$892,436	$551,108

(1)	Consists of fees for services related to the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, including the review of our internal controls over financial reporting.

(2)	Consists of fees for services in connection with our annual and quarterly consolidated financial statements and other engagements related to the fiscal year.

(3)	Consists of fees for audit procedures performed in connection with one of our collaboration agreements in 2011.

(4)	Consists of fees for tax advisory services other than those related to the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements.

(5)	Represents payment for access to the PWC on-line accounting research database.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No.1 to Annual Report on Form 10-K/A.
(a)(3) Exhibits:
EXHIBIT INDEX

Exhibit
No.
31 .1	Rule 13a-14(a)/15d-14(a) Certification.

31 .2	Rule 13a-14(a)/15d-14(a) Certification.

32 .1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALKERMES, INC.
By:	/s/ Richard F. Pops
Richard F. Pops
Chairman, President and Chief Executive Officer
July 21, 2011
POWER OF ATTORNEY
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Each person whose signature appears below in so signing also makes, constitutes and appoints Richard F. Pops and James M. Frates, and each of them, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Form 10-K/A, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Richard F. Pops	Chairman, President and Chief Executive Officer	July 21, 2011
Richard F. Pops	(Principal Executive Officer)

/s/ James M. Frates	Senior Vice President, Chief Financial Officer and Treasurer	July 21, 2011
James M. Frates	(Principal Financial and Accounting Officer)

/s/ David W. Anstice	Director	July 21, 2011
David W. Anstice

/s/ Floyd E. Bloom	Director	July 21, 2011
Floyd E. Bloom

/s/ Robert A. Breyer	Director	July 21, 2011
Robert A. Breyer

/s/ Geraldine Henwood	Director	July 21, 2011
Geraldine Henwood

/s/ Paul J. Mitchell	Director	July 21, 2011
Paul J. Mitchell

/s/ Wendy L. Dixon	Director	July 21, 2011
Wendy L. Dixon

/s/ Alexander Rich	Director	July 21, 2011
Alexander Rich

/s/ Mark B. Skaletsky	Director	July 21, 2011
Mark B. Skaletsky

/s/ Michael A. Wall	Director and Chairman Emeritus	July 21, 2011
Michael A. Wall