Form 10-Q
period 2011-06-30
ALKERMES INC
filed 2011-08-01
CIK 874663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of July 25, 2011, was 97,614,842 shares.

ALKERMES, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements:
ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	March 31,
	2011	2011
	(In thousands, except
	share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,947	$38,394
Investments — short-term	211,796	162,928
Receivables	34,584	22,969
Inventory	17,569	20,425
Prepaid expenses and other current assets	8,489	8,244

Total current assets	308,385	252,960

PROPERTY, PLANT AND EQUIPMENT, NET	94,332	95,020
INVESTMENTS — LONG-TERM	37,637	93,408
OTHER ASSETS	10,882	11,060

TOTAL ASSETS	$451,236	$452,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$41,621	$44,934
Deferred revenue — current	3,905	3,123

Total current liabilities	45,526	48,057

DEFERRED REVENUE — LONG-TERM	4,529	4,837
OTHER LONG-TERM LIABILITIES	7,292	7,536

Total liabilities	57,347	60,430

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:

Common stock, par value, $0.01 per share; 160,000,000 shares authorized; 107,183,675 and 105,771,507 shares issued; 96,957,371 and 95,702,299 shares outstanding at June 30, 2011 and March 31, 2011, respectively	1,067	1,055
Non-voting common stock, par value, $0.01 per share; 450,000 shares authorized; 382,632 shares issued and outstanding at June 30, 2011 and March 31, 2011	4	4
Treasury stock, at cost (10,226,304 and 10,069,208 shares at June 30, 2011 and March 31, 2011, respectively)	(133,933)	(131,095)
Additional paid-in capital	953,701	936,295
Accumulated other comprehensive loss	(2,484)	(3,013)
Accumulated deficit	(424,466)	(411,228)

Total shareholders’ equity	393,889	392,018

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$451,236	$452,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	June 30,
	2011	2010
	(In thousands, except per share amounts)
REVENUES:
Manufacturing revenues	$38,759	$26,891
Royalty revenues	10,181	8,917
Product sales, net	9,686	6,204
Research and development revenue under collaborative arrangements	3,257	268

Total revenues	61,883	42,280

EXPENSES:
Cost of goods manufactured and sold	16,219	12,665
Research and development	28,050	22,977
Selling, general and administrative	31,497	19,726

Total expenses	75,766	55,368

OPERATING LOSS	(13,883)	(13,088)

OTHER INCOME (EXPENSE), NET:
Interest income	502	852
Interest expense	—	(1,130)
Other income (expense), net	89	(101)

Total other income (expense), net	591	(379)

LOSS BEFORE INCOME TAXES	(13,292)	(13,467)
INCOME TAX BENEFIT	(54)	(58)

NET LOSS	$(13,238)	$(13,409)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.14)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	96,649	95,326

COMPREHENSIVE LOSS:
Net loss	$(13,238)	$(13,409)
Unrealized gains on marketable securities:
Holding gains, net of tax	529	494

Unrealized gains on marketable securities	529	494

COMPREHENSIVE LOSS	$(12,709)	$(12,915)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	June 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,238)	$(13,409)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	1,908	2,105
Share-based compensation expense	5,660	4,456
Other non-cash charges	(130)	146
Changes in assets and liabilities:
Receivables	(11,615)	1,050
Inventory, prepaid expenses and other assets	1,918	2,051
Accounts payable and accrued expenses	(3,234)	(8,202)
Deferred revenue	474	(409)
Other long-term liabilities	—	4
Payment of non-recourse RISPERDAL CONSTA secured 7% notes principal attributable to original issue discount	—	(650)

Cash flows used in operating activities	(18,257)	(12,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(924)	(4,336)
Sales of property, plant and equipment	3	30
Purchases of investments	(67,495)	(102,790)
Sales and maturities of investments	75,240	135,917

Cash flows provided by investing activities	6,824	28,821

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock for share-based compensation arrangements	8,986	474
Payment of non-recourse RISPERDAL CONSTA secured 7% notes principal	—	(5,767)

Cash flows provided by (used in) financing activities	8,986	(5,293)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,447)	10,670
CASH AND CASH EQUIVALENTS — Beginning of period	38,394	79,324

CASH AND CASH EQUIVALENTS — End of period	$35,947	$89,994

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$—	$898
Cash paid for taxes	$—	$31
Non-cash investing and financing activities:
Purchased capital expenditures included in accounts payable and accrued expenses	$720	$1,635
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
     Alkermes, Inc. (the “Company” or “Alkermes”) is a fully integrated biotechnology company committed to developing innovative medicines to improve patients’ lives. The Company is headquartered in Waltham, Massachusetts and has a research facility in Massachusetts and a commercial manufacturing facility in Ohio. The Company leverages its formulation expertise and proprietary product platforms to develop, both with partners and on its’ own, innovative and competitively advantaged medications that can enhance patient outcomes in major therapeutic areas. The Company’s pipeline includes extended-release injectable and oral products for the treatment of prevalent, chronic diseases, such as central nervous system (“CNS”), disorders, reward disorders, addiction, diabetes and autoimmune disorders.
     On May 9, 2011, the Company and Elan Corporation, plc (“Elan”), a public limited company incorporated in Ireland, announced the signing of a definitive Business Combination Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Alkermes and the global drug delivery technologies business of Elan, known as Elan Drug Technologies (“EDT”) will be combined under Antler Science Two plc, a new holding company incorporated in Ireland that was incorporated as a private limited company and re-registered as a public limited company on July 25, 2011, and which will be renamed Alkermes plc, at or prior to the completion of the business combination (“New Alkermes”). Following the completion of the merger, a wholly owned subsidiary of Elan will own 31.9 million ordinary shares of New Alkermes (approximately 25% of the company), subject to the terms of a shareholder’s agreement to be entered into at the effective time of the merger by and among such Elan subsidiary, New Alkermes, and Elan, and the Company’s former shareholders will own the remaining shares of New Alkermes (approximately 75% of the company). As an additional payment for EDT, Alkermes will also pay Elan $500 million in cash, subject to certain net cash and working capital adjustments. The Company has obtained a commitment from Morgan Stanley & Co. Incorporated, (“Morgan Stanley”), and HSBC Securities (USA) Inc. (“HSBC”) to provide up to $450 million in term loan financing which, in addition to existing cash and investment balances, will comprise the cash consideration to Elan. Under the terms of the shareholder’s agreement and subject to certain conditions, upon the closing of the merger, Elan will have the right to designate one person for election to the New Alkermes board of directors, will agree to vote in a manner consistent with the recommendations of the New Alkermes board of directors, and will be subject to a standstill provision and certain other restrictions on its ability to transfer New Alkermes ordinary shares without the consent of New Alkermes. This transaction, which has been approved by our board of directors and the board of directors of Elan, is subject to customary closing conditions including approval of our shareholders and customary regulatory approvals.
     Basis of Presentation
     The accompanying condensed consolidated financial statements of Alkermes for the three months ended June 30, 2011 and 2010 are unaudited and have been prepared on a basis substantially consistent with the audited financial statements for the year ended March 31, 2011. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”) (commonly referred to as “GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, that are necessary to present fairly the results of operations for the reported periods.
     These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto which are contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, as amended, filed with the Securities and Exchange Commission (SEC). The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
     Principles of Consolidation — The condensed consolidated financial statements include the accounts of Alkermes, Inc. and its wholly-owned subsidiaries: Alkermes Controlled Therapeutics, Inc. and Alkermes Europe, Ltd. Intercompany accounts and transactions have been eliminated.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Use of Estimates — The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates and judgments and methodologies, including those related to revenue recognition and related allowances, its collaborative relationships, clinical trial expenses, the valuation of inventory, impairment and amortization of long-lived assets, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments, litigation, and restructuring charges. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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
     New Accounting Pronouncements
     From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
     In January 2010, the Company adopted accounting guidance issued by the FASB related to fair value measurements that requires additional disclosure related to transfers in and out of Levels 1 and 2 of the fair value hierarchy. In addition, effective for the Company on April 1, 2011, this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this accounting standard only requires enhanced disclosure, the adoption of this newly issued accounting standard did not impact the Company’s financial position or results of operations.
     On April 1, 2011, the Company prospectively adopted the accounting guidance related to the milestone method of revenue recognition for research and development arrangements. Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved, which the Company believes is more consistent with the substance of its performance under its various licensing and collaboration agreements. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with the Company’s performance required to achieve the milestone, or the increase in value to the collaboration resulting from the Company’s performance, relates solely to the Company’s past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement. The Company’s license and collaboration agreements with its partners provide for payments to the Company upon the achievement of development milestones, such as the completion of clinical trials or regulatory approval for drug candidates. As of April 1, 2011, the Company’s agreements with partners included potential future payments for development milestones aggregating $17.0 million from agreements with Amylin Pharmaceuticals, Inc. (“Amylin”), and Cilag GmbH International (“Cilag”). Given the challenges inherent in developing and obtaining approval for pharmaceutical and biologic products, there was substantial uncertainty whether any such milestones would be achieved at the time these licensing and collaboration agreements were entered into. In addition, the Company evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of the Company’s analysis, the Company considers its development milestones to be substantive and, accordingly, the Company expects to recognize as revenue future payments received from such milestones as it achieves each milestone. The election to adopt the milestone method did not impact the Company’s historical financial position at April 1, 2011. This policy election may result in revenue recognition patterns for future milestones that are materially different from those recognized for milestones received prior to adoption. During the three months ended June 30, 2011, the Company recognized into revenue $3.0 million received from Cilag upon the achievement of a developmental milestone in April 2011.
     Milestone payments received prior to April 1, 2011 from arrangements where the Company has continuing performance obligations have been deferred and are recognized through the application of a proportional performance model where the milestone is recognized over the related performance period or, in full, when there are no remaining performance obligations. The Company makes its best estimate of the period of time for the performance period. The Company will continue to recognize milestones payments

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
received prior to April 1, 2011 in this manner. As of June 30, 2011, the Company has deferred revenue of $5.2 million from milestone payments received prior to April 1, 2011 that will be recognized ratably through 2018.
2. LOSS PER SHARE
     Basic loss per common share is calculated based upon net loss available to holders of common shares divided by the weighted average number of shares outstanding. Diluted loss per common share is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period when the effect is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of unvested restricted stock units. Common equivalent shares have not been included in the net loss per common share calculations because the effect would have been anti-dilutive. The potential common equivalent shares consisted of the following:

	Three Months Ended
	June 30,
(In thousands)	2011	2010
Stock options	7,877	13,768
Restricted stock units	1,554	795

Total	9,431	14,563

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. INVESTMENTS
     Investments consist of the following:

		Gross Unrealized
			Losses
	Amortized		Less than	Greater than	Estimated
	Cost	Gains	One Year	One Year	Fair Value
			(In thousands)
June 30, 2011
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$158,567	$128	$—	$—	$158,695
Corporate debt securities	26,045	49	—	(1)	26,093
International government agency debt securities	25,657	149	—	—	25,806

	210,269	326	—	(1)	210,594

Money market funds	1,202	—	—	—	1,202

Total short-term investments	211,471	326	—	(1)	211,796

Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	17,300	—	(132)	—	17,168
Corporate debt securities	8,012	—	—	(306)	7,706
International government agency debt securities	6,121	—	(8)	—	6,113
Strategic investments	644	149	—	—	793

	32,077	149	(140)	(306)	31,780

Held-to-maturity securities:
Certificates of deposit	5,440	—	—	—	5,440
U.S. government obligations	417	—	—	—	417

	5,857	—	—	—	5,857

Total long-term investments	37,934	149	(140)	(306)	37,637

Total investments	$249,405	$475	$(140)	$(307)	$249,433

March 31, 2011
Short-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	$117,298	$129	$(1)	$—	$117,426
Corporate debt securities	20,973	48	—	(4)	21,017
International government agency debt securities	23,048	236	—	—	23,284

	161,319	413	(1)	(4)	161,727

Money market funds	1,201	—	—	—	1,201

Total short-term investments	162,520	413	(1)	(4)	162,928

Long-term investments:
Available-for-sale securities:
U.S. government and agency debt securities	57,709	—	(804)	—	56,905
International government agency debt securities	15,281	—	(93)	—	15,188
Corporate debt securities	15,140	—	(29)	(328)	14,783
Strategic investments	644	31	—	—	675

	88,774	31	(926)	(328)	87,551

Held-to-maturity securities:
Certificates of deposit	5,440	—	—	—	5,440
U.S. government obligations	417	—	—	—	417

	5,857	—	—	—	5,857

Total long-term investments	94,631	31	(926)	(328)	93,408

Total investments	$257,151	$444	$(927)	$(332)	$256,336

     The Company’s strategic investments include common stock in public companies with which the Company has or had a collaborative arrangement with.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The proceeds from the sales and maturities of marketable securities, excluding strategic equity investments, which were primarily reinvested and resulted in realized gains and losses, were as follows:

	Three Months Ended June 30,
(In thousands)	2011	2010
Proceeds from the sales and maturities of marketable securities	$75,240	$135,917
Realized gains	$13	$37
Realized losses	$1	$18
     The Company’s available-for-sale and held-to-maturity securities at June 30, 2011 have contractual maturities in the following periods:

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Within 1 year	$146,480	$146,703	$5,857	$5,857
After 1 year through 5 years	89,429	89,153	—	—
After 5 years through 10 years	5,793	5,725	—	—

Total	$241,702	$241,581	$5,857	$5,857

     At June 30, 2011, the Company believes that the unrealized losses on its available-for-sale investments are temporary. The investments with unrealized losses consist primarily of U.S. government and agency debt securities and corporate debt securities. In making the determination that the decline in fair value of these securities was temporary, the Company considered various factors, including but not limited to: the length of time each security was in an unrealized loss position; the extent to which fair value was less than cost; financial condition and near term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
     The Company has an $8.5 million investment in a collaborative partner, Acceleron Pharma, Inc. (“Acceleron”), which is recorded within “Other assets” in the accompanying condensed consolidated balance sheets at June 30, 2011 and March 31, 2011. The Company accounts for its investment in Acceleron under the cost method as Acceleron is a privately-held company over which the Company does not exercise significant influence. The Company will continue to monitor this investment to evaluate whether any decline in its value has occurred that would be other-than-temporary, based on the implied value from any recent rounds of financing completed by Acceleron, market prices of comparable public companies and general market conditions.
     The Company’s investment in Civitas Therapeutics, Inc. (“Civitas”) was $1.2 million and $1.3 million at June 30, 2011 and March 31, 2011, respectively, which is recorded within “Other assets” in the accompanying condensed consolidated balance sheets. The Company accounts for its investment in Civitas under the equity method as the Company has an approximate 11% ownership position in Civitas, has a seat on the board of directors and believes it may be able to exercise significant influence over the operating and financial policies of Civitas. During the three months ended June 30, 2011, the Company reduced its investment in Civitas by $0.1 million, which represented the Company’s proportionate share of Civitas’ net loss for this period.

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.	FAIR VALUE MEASUREMENTS
     The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30,
(In thousands)	2011	Level 1	Level 2	Level 3
Cash equivalents	$1,303	$1,303	$—	$—
U.S. government and agency debt securities	175,863	175,863	—	—
Corporate debt securities	33,799	—	33,071	728
International government agency debt securities	31,919	31,919	—	—
Strategic equity investments	793	793	—	—

Total	$243,677	$209,878	$33,071	$728

	March 31,
	2011	Level 1	Level 2	Level 3
Cash equivalents	$1,303	$1,303	$—	$—
U.S. government and agency debt securities	174,331	174,331	—	—
Corporate debt securities	35,801	—	34,754	1,047
International government agency debt securities	38,471	38,471	—	—
Strategic equity investments	675	675	—	—

Total	$250,581	$214,780	$34,754	$1,047

     There were no transfers or reclassifications of any securities between Level 1 and Level 2 during the three months ended June 30, 2011. The following table illustrates the rollforward of the fair value of the Company’s investments whose fair value is determined using Level 3 inputs:

Fair
(In thousands)	Value
Balance, April 1, 2011	$1,047
Investments transferred into Level 3	728
Investments transferred out of Level 3	(1,068)
Total unrealized gains included in comprehensive income	21

Balance, June 30, 2011	$728

     During the three months ended June 30, 2011, there was one investment in corporate debt securities transferred into Level 3 from Level 2 as trading in this security ceased during the period. There was also one investment in corporate debt securities transferred from Level 3 into Level 2 as trading in this security resumed during the period.
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
     The Company’s Level 3 investment at June 30, 2011 consists of one corporate debt security. The Company used a discounted cash flow model to determine the estimated fair value of this security. The assumptions used in the discounted cash flow model included estimates for interest rates, timing of cash flows, expected holding periods and risk adjusted discount rates, which include provisions for default and liquidity risk, which the Company believes to be the most critical assumptions utilized within the analysis.
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

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. INVENTORY
     Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory consists of the following:

	June 30,	March 31,
(In thousands)	2011	2011
Raw materials	$3,996	$3,100
Work in process	4,169	5,843
Finished goods (1)	8,825	11,127
Consigned-out inventory (2)	579	355

Total inventory	$17,569	$20,425

(1)	At June 30, 2011 and March 31, 2011, the Company had $2.2 million and $2.0 million, respectively, of finished goods inventory located at its third party warehouse and shipping service provider.

(2)	At June 30, 2011 and March 31, 2011, consigned-out inventory relates to VIVITROL inventory in the distribution channel for which the Company has not recognized revenue.
6. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following:

	June 30,	March 31,
(In thousands)	2011	2011
Land	$301	$301
Building and improvements	36,792	36,792
Furniture, fixture and equipment	63,727	62,660
Leasehold improvements	44,746	44,779
Construction in progress	42,379	42,194

Subtotal	187,945	186,726
Less: accumulated depreciation	(93,613)	(91,706)

Total property, plant and equipment, net	$94,332	$95,020

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

	June 30,	March 31,
(In thousands)	2011	2011
Accounts payable	$11,908	$9,269
Accrued compensation	7,914	17,481
Accrued other	21,799	18,184

Total accounts payable and accrued expenses	$41,621	$44,934

8. SHARE-BASED COMPENSATION
     Share-based compensation expense consists of the following:

	Three Months Ended
	June 30,
(In thousands)	2011	2010
Cost of goods manufactured and sold	$556	$361
Research and development	1,935	1,515
Selling, general and administrative	3,169	2,580

Total share-based compensation expense	$5,660	$4,456

ALKERMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At June 30, 2011 and March 31, 2011, $0.5 million and $0.6 million, respectively, of share-based compensation cost was capitalized and recorded as Inventory in the condensed consolidated balance sheets.
9. RESTRUCTURING
     In connection with the 2008 restructuring program, in which the Company and Eli Lilly and Company announced the decision to discontinue the AIR® Insulin development program (the “2008 Restructuring”), the Company recorded net restructuring charges of approximately $6.9 million in the year ended March 31, 2008. Activity related to the 2008 Restructuring in the three months ended June 30, 2011 was as follows:

(In thousands)	Balance
Accrued restructuring, March 31, 2011	$3,157
Payments for facility closure costs	(238)
Other adjustments	60

Accrued Restructuring, June 30, 2011	$2,979

     At June 30, 2011 and March 31, 2011, the restructuring liability related to the 2008 Restructuring consists of $0.7 million classified as current and $2.3 million and $2.5 million classified as long-term, respectively, in the accompanying condensed consolidated balance sheets. As of June 30, 2011, the Company had paid in cash, written off, recovered and made restructuring charge adjustments that totaled approximately $0.9 million in facility closure costs, $2.9 million in employee separation costs and $0.2 million in other contract termination costs in connection with the 2008 Restructuring. The $3.0 million remaining in the restructuring accrual at June 30, 2011 is expected to be paid out through fiscal 2016 and relates primarily to future lease costs associated with an exited facility.
10. INCOME TAXES
     The Company records a deferred tax asset or liability based on the difference between the financial statement and tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences reverse. At June 30, 2011, the Company determined that it is more likely than not that the deferred tax assets may not be realized and a full valuation allowance continues to be recorded.
     The Company recorded an income tax benefit of $0.1 million for the three months ended June 30, 2011 and 2010, primarily related to its recognition of $0.3 million of income tax expense recorded during the three months ended June 30, 2011 and 2010 as a discrete item within other comprehensive loss associated with the increase in the value of certain securities that the Company carried at fair market value.
11. COMMITMENTS AND CONTINGENCIES
     From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes beginning on page 3 of this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2011, as amended, which has been filed with the Securities and Exchange Commission (“SEC”).
     Alkermes, Inc. (as used in this section, together with our subsidiaries, “us”, “we”, “our” or the “Company”) is a fully integrated biotechnology company committed to developing innovative medicines to improve patients’ lives. We developed, manufacture and commercialize VIVITROL® (naltrexone for extended-release injectable suspension) for alcohol dependence and for the prevention of relapse to opioid dependence following opioid detoxification and manufacture RISPERDAL® CONSTA® [(risperidone) long-acting injection] for schizophrenia and bipolar I disorder. Our pipeline includes extended-release injectable and oral products for the treatment of prevalent, chronic diseases, such as central nervous system (“CNS”) disorders, addiction and diabetes. We are headquartered in Waltham, Massachusetts and have a research facility in Massachusetts and a commercial manufacturing facility in Ohio.
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
Forward-Looking Statements
     This document contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue” or other similar words. These statements discuss future expectations; contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward looking information. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding:
•	our expectations regarding our financial performance, including revenues, expenses, gross margins, liquidity, capital expenditures and income taxes;

•	our expectations regarding the commercialization of RISPERDAL CONSTA and VIVITROL including the sales and marketing efforts of our partners Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Janssen Pharmaceutica International, a division of Cilag International AG, which we refer to as Janssen, and our ability to establish and maintain successful sales and marketing, reimbursement and distribution arrangements for our products;

•	our efforts and ability to evaluate and license product candidates and build our pipeline;

•	our expectations regarding our product candidates, including the development, regulatory review and therapeutic and commercial potential of such product candidates and the costs and expenses related thereto;

•	our expectations regarding the initiation, timing and results of clinical trials of our products;

•	our expectation and timeline for regulatory approval of the New Drug Application, or NDA, submission for BYDUREONTM (exenatide extended-release for injectable suspension) and, if approved, the commercialization of BYDUREON by Amylin Pharmaceuticals, Inc., or Amylin, and Eli Lilly & Co., or Lilly;

•	our expectations regarding the successful manufacture of our products and product candidates, including RISPERDAL CONSTA and VIVITROL, by us at a commercial scale, and our expectations regarding the successful manufacture of BYDUREON by our partner Amylin;

•	the continuation of our collaborations and other significant agreements and our ability to establish and maintain successful development collaborations;

•	our expectations regarding the financial impact of health care reform legislation and foreign currency exchange rate fluctuations and valuations;

•	the proposed merger transaction with Elan Drug Technologies, or EDT;

•	the impact of new accounting pronouncements;

•	our expectations concerning the status, intended use and financial impact of and arrangements involving our properties, including manufacturing facilities; and

•	our future capital requirements and capital expenditures and our ability to finance our operations and capital requirements.
     You are cautioned that forward-looking statements are based on current expectations and are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to various risks and uncertainties, including the risks and uncertainties described or discussed in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011, as amended. The forward-looking statements contained and incorporated herein represent our judgment as of the date of this Quarterly Report, and we caution readers not to place undue reliance on such statements. The information contained in this Quarterly Report is provided by us as of the date of this Quarterly Report, and, except as required by law, we do not undertake any obligation to update any forward-looking statements contained in this document as a result of new information, future events or otherwise.
Executive Summary
     Net loss for the three months ended June 30, 2011, was $13.2 million, or $0.14 per common share — basic and diluted, as compared to a net loss of $13.4 million, or $0.14 per common share — basic and diluted for the three months ended June 30, 2010. During the three months ended June 30, 2011, we had $48.5 million in manufacturing and royalty revenues from RISPERDAL CONSTA, representing a 38% increase over the three months ended June 30, 2010. VIVITROL net product sales increased by 56% during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, and we recorded $3.0 million of milestone revenue from Cilag related to receipt of regulatory approval for VIVITROL in Russia for the prevention of relapse to opioid dependence following opioid detoxification in April 2011. Our sales, general and administrative (“SG&A”) expenses have increased by 60% during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to $9.5 million of costs related to the business combination agreement we signed with Elan Corporation, plc (“Elan”) on May 9, 2011.
     On May 9, 2011, we and Elan, a public limited company incorporated in Ireland, announced the signing of a definitive Business Combination Agreement and Plan of Merger, or Merger Agreement, pursuant to which Alkermes and the global drug delivery technologies business of Elan, known as EDT, will be combined under New Alkermes, a new holding company incorporated in Ireland that was incorporated as a private limited company and re-registered as a public limited company on July 25, 2011, and which is expected to be renamed Alkermes plc, at or prior to the completion of the business combination. At the conclusion of the merger, a wholly owned subsidiary of Elan will own 31.9 million ordinary shares of New Alkermes (approximately 25% of the company), subject to the terms of a shareholder’s agreement to be entered into at the effective time of the merger by and among such Elan subsidiary, New Alkermes, and Elan, and our former shareholders will own the remaining ordinary shares of New Alkermes (approximately 75% of the company). Alkermes will also pay Elan $500 million in cash as partial consideration for the merger with EDT, subject to certain net cash and working capital adjustments. We have obtained a commitment from Morgan Stanley & Co. Incorporated, or Morgan Stanley, and HSBC Securities (USA) Inc., or HSBC, to provide up to $450 million in term loan financing which, in addition to existing cash and investment balances, will comprise the cash consideration to Elan. Under the terms of the shareholder’s agreement and subject to certain conditions, upon the closing of the merger, Elan will have the right to designate one person for election to the New Alkermes board of directors, will agree to vote in a manner consistent with the recommendations of the New Alkermes board of directors, and will be subject to a standstill provision and certain other restrictions on its ability to transfer New Alkermes ordinary shares without the consent of New Alkermes. This transaction, which has been approved by our board of directors and the board of directors of Elan, is subject to customary closing conditions including approval of our stockholders and customary regulatory approvals. Please reference our filings with the Securities and Exchange Commission, or SEC, including our Current Report on Form 8-K filed with the SEC on May 9, 2011, for more information relating to the merger transaction, including a description of the material terms of the Merger Agreement and the shareholder’s agreement.
     On June 23, 2011, Antler Science Two Limited (which was re-registered as a public limited company on July 25, 2011 and is expected to be renamed Alkermes plc at or prior to the completion of the business combination), filed with the SEC a registration statement on Form S-4 (commission file number 333-175078) that included a preliminary proxy statement of Alkermes and that also constituted a preliminary prospectus of Antler Science Two Limited regarding the proposed merger. After the registration statement has been declared effective by the SEC, we will mail a definitive proxy statement/prospectus to all of our shareholders of record as of August 1, 2011 in connection with the proposed merger and will convene a special meeting of shareholders to vote on the proposed merger.
     RISPERDAL CONSTA is a long-acting formulation of risperidone, a product of Janssen, and is the first and only long-acting, atypical antipsychotic approved by the United States (“U.S.”) Food and Drug Administration (“FDA”), for the treatment of schizophrenia and for the treatment of bipolar I disorder. The medication uses polymer-based microsphere injectable extended-release technology to deliver and maintain therapeutic medication levels in the body through just one injection every two weeks. RISPERDAL CONSTA is marketed by Janssen and is sold in more than 90 countries, and is exclusively manufactured by us. RISPERDAL CONSTA was first approved for the treatment of schizophrenia by regulatory authorities in the United Kingdom, or U.K., and Germany in August 2002 and by the FDA in October 2003. RISPERDAL CONSTA is also approved for the maintenance treatment of bipolar I disorder in the U.S., Canada, Australia and Saudi Arabia.
     We developed VIVITROL, an extended-release formulation of naltrexone, as the first and only once-monthly injectable medication for the treatment of alcohol dependence and the prevention of relapse to opioid dependence, following opioid detoxification. VIVITROL was approved by the FDA in April 2006 for the treatment of alcohol dependence and was launched in the U.S. in June 2006. In December 2007, we exclusively licensed the right to commercialize VIVITROL for the treatment of alcohol dependence and opioid dependence in Russia and other countries in the Commonwealth of Independent States (“CIS”) to Cilag GmbH International ("Cilag"). In August 2008, the Russian regulatory authorities approved VIVITROL for the treatment of alcohol dependence and Cilag launched VIVITROL in Russia in March 2009. The FDA and Russian regulatory authorities approved VIVITROL for the prevention of relapse to opioid dependence, following opioid detoxification, in October 2010 and April 2011, respectively.
     In July 2011, we announced the initiation of the VICTORY study (VIVITROL’s Cost and Treatment Outcomes Registry), an observational, open-label, multi-center registry of approximately 500 opioid dependent patients treated with VIVITROL. The study is designed to evaluate and describe characteristics of patients receiving VIVITROL in real-world clinical practice; assess clinical, health economic and health-related quality of life outcomes and provide additional data to inform future research on VIVITROL. Data readouts from the study will be reported on an ongoing basis.
     We are collaborating with Amylin on the development of a once weekly formulation of exenatide, called BYDUREON, for the treatment of type 2 diabetes. BYDUREON is a long-acting injectable formulation of Amylin’s BYETTA® (exenatide) and is being developed with the goal of providing patients with an effective and more patient-friendly treatment option. BYETTA is an injection administered twice daily. BYETTA was approved by the FDA in April 2005 as adjunctive therapy to improve blood sugar control in patients with type 2 diabetes who have not achieved adequate control on metformin and/or a sulfonylurea, which are commonly used oral diabetes medications. In December 2006, the FDA approved BYETTA as an add-on therapy for people with type 2 diabetes unable to achieve adequate glucose control on thiazolidinediones, a class of diabetes medications. In October 2009, the FDA approved BYETTA as a stand-alone medication (monotherapy) along with diet and exercise to improve glycemic control in adults with type 2 diabetes. Amylin has an agreement with Lilly for the development and commercialization of exenatide, including BYDUREON.
     In June 2011, the European Commission granted marketing authorization for BYDUREON for the treatment of type 2 diabetes in adult patients in combination with metformin, a sulfonylurea, a thiazolidinedione, metformin plus a sulfonylurea or metformin plus a thiazolidinedione. BYDUREON was launched in the UK in July 2011 and as a result, we earned $7.0 million in milestone revenue which will be recognized during the quarter ended September 30, 2011.
     The NDA for BYDUREON was submitted to the FDA in May 2009. The FDA issued complete response letters to Amylin in March 2010 and in October 2010. In the October 2010 complete response letter the FDA requested a thorough QT (“tQT”) study with exposures of exenatide at higher than typical therapeutic levels of BYDUREON, such as those that might be achieved in patients with impaired renal function, and the submission of the results of the DURATION-5 clinical study to evaluate the efficacy, and the labeling of the safety and effectiveness, of the commercial formulation of BYDUREON. In January 2011, Amylin announced that the FDA provided written approval of Amylin’s study design for a tQT study for BYDUREON. In July 2011, we, Lilly and Amylin announced results from a tQT study that assessed the potential of exenatide to increase the QT interval across a wide range of plasma concentrations. Using multiple heart rate correction methodologies, the study met the pre-specified primary endpoint, demonstrating that exenatide at and above therapeutic levels did not prolong the corrected QT (“QTc”) interval in healthy individuals. Further, the study found no relationship between QTc interval and plasma exenatide concentrations. In July 2011, the companies submitted their reply to the complete response letter for the BYDUERON NDA, which included the results of the tQT study.
     In June 2011, we, Lilly and Amylin announced results from long-term extensions of the DURATION-1 and DURATION-3 studies evaluating BYDUREON. Data from DURATION-1 study showed that after three years patients receiving BYDUREON experienced a significant reduction in A1C (1.6 percentage points), a measure of average blood sugar over three months, and weight (5.1 pounds) compared to baseline. BYDUREON-treated patients also experienced improvements from baseline in several cardiometabolic risk markers, including systolic blood pressure (-2.1 mmHg), total cholesterol (-9.9 mg/dL), LDL cholesterol (-7.0 mg/dL) and triglycerides (-12 percent). Separately, results from the DURATION-3 study showed that at 84 weeks, patients treated with BYDUREON experienced significantly greater A1C reduction from baseline, sustained weight loss and had a lower risk of hypoglycemia than patients treated with Lantus® (insulin glargine). A1C reduction was 1.2 percentage points for BYDUREON compared with 1.0 percentage points for Lantus. Also, significantly more patients taking BYDUREON than taking Lantus achieved an A1C of less than or equal to 6.5 percent. Patients on BYDUREON lost an average of 4.5 pounds while those on Lantus gained an average of 5.3 pounds, a difference of 9.8 pounds between the treatments.
     ALKS 37 is an orally active, peripherally-restricted opioid antagonist for the treatment of opioid-induced constipation, or OIC. In May 2011, we announced positive results from a phase 2 double-blind, randomized, placebo-controlled, multi-dose clinical study of ALKS 37 for the treatment of OIC. Data from the study showed that ALKS 37 significantly improved GI motility, demonstrated by increased frequency of bowel movements in patients with OIC, while simultaneously preserving the analgesic effects of opioid treatment. The study also demonstrated that ALKS 37 was generally well tolerated with limited bioavailability and systemic exposure. In July 2011, we announced the initiation of a multi-center, randomized, double-blind, placebo-controlled, repeat-dose phase 2b study of ALKS 37 to assess the safety, tolerability, efficacy and pharmacokinetic profile of ALKS 37 in approximately 150 patients.

     ALKS 9070 is a once-monthly, injectable, sustained-release version of aripiprazole for the treatment of schizophrenia. ALKS 9070 is our first candidate to leverage our proprietary LinkeRxTM product platform. Aripiprazole is commercially available under the name ABILIFY® for the treatment of a number of CNS disorders. In June 2011, we announced positive topline results from a phase 1b, double-blind, randomized, placebo-controlled, 20-week study that assessed the safety, tolerability and pharmacokinetics of a single administration of three ascending doses of ALKS 9070 in 32 patients with chronic, stable schizophrenia. Data from the study showed that ALKS 9070 was generally well tolerated, achieved therapeutically relevant plasma concentrations of aripiprazole with a pharmacokinetic profile that supports once-monthly dosing. Based on these results, we plan to advance ALKS 9070 into pivotal development by the end of calendar year 2011.
     ALKS 5461 is a combination of ALKS 33 and buprenorphine that we are developing for the treatment of treatment-resistant depression, or TRD, and cocaine addiction. In June 2011, we announced the initiation of a multicenter, randomized, double-blind, placebo-controlled phase 1b study of ALKS 5461 for the treatment of TRD. We expect to provide topline results from this study in the second half of calendar 2011. We filed an Investigational New Drug application (“IND”) for ALKS 5461 for the treatment of cocaine addiction in June 2011 and plan to start enrollment of a phase 1/2 study in September. This study is expected to be funded through a grant from the National Institute on Drug Abuse (“NIDA”). NIDA has granted us up to $2.4 million to accelerate the clinical development of the ALKS 5461.
     ALKS 33 is an oral opioid modulator that we are developing for the potential treatment of addiction and other CNS disorders. In July 2011, we announced topline results from a phase 2 clinical study of ALKS 33 in the treatment of binge eating disorder. While ALKS 33 demonstrated a significant reduction from baseline in the efficacy endpoint of self-reported weekly binge eating episodes, the reduction was not significantly different from that observed with placebo. Based on these results, we have determined that future studies in the binge eating indication are less attractive than other potential alternatives and we will not pursue further development of ALKS 33 in this area.
Results of Operations
Manufacturing Revenues

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2011	2010	(Unfavorable)
Manufacturing revenues:
RISPERDAL CONSTA	$38.4	$26.3	$12.1
VIVITROL	0.4	—	0.4
Polymer	—	0.6	(0.6)

Manufacturing revenues	$38.8	$26.9	$11.9

     The increase in RISPERDAL CONSTA manufacturing revenues for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to a 41% increase in the number of units shipped to Janssen, partially offset by a 2% decrease in the unit net sales price. Under our manufacturing and supply agreement with Janssen, we earn manufacturing revenues when product is shipped to Janssen, based on a percentage of Janssen’s estimated unit net sales price. Revenues include a quarterly adjustment from Janssen’s estimated unit net sales price to Janssen’s actual unit net sales price for product shipped. In the three months ended June 30, 2011 and 2010, our RISPERDAL CONSTA manufacturing revenues were based on an average of 7.5% of Janssen’s unit net sales price. We anticipate that we will continue to earn manufacturing revenues at 7.5% of Janssen’s unit net sales price of RISPERDAL CONSTA for product shipped in the fiscal year ending March 31, 2012 and beyond.
     We record VIVITROL manufacturing revenues under our arrangement with Cilag when product is shipped to them. Cilag has a license to resell VIVITROL in Russia and other countries in the CIS. The increase in VIVITROL manufacturing revenues for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, is due to the shipments of VIVITROL made to Cilag during the three months ended June 30, 2011. There were no shipments of VIVITROL made to Cilag during the three months ended June 30, 2010.
     We record manufacturing revenues under our arrangement with Amylin for polymer sales when product is shipped to them. The polymer is used in the formulation of BYDUREON. The decrease in polymer manufacturing revenues for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was due to there being no shipments of polymer made to Amylin during the three months ended June 30, 2011.
Royalty Revenues

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2011	2010	(Unfavorable)
Royalty revenues	$10.2	$8.9	$1.3

     Substantially all of our royalty revenues for the three months ended June 30, 2011 and 2010 were related to sales of RISPERDAL CONSTA. Under our license agreements with Janssen, we record royalty revenues equal to 2.5% of Janssen’s net sales of RISPERDAL CONSTA in the period that the product is sold by Janssen. RISPERDAL CONSTA royalty revenues for the three months ended June 30, 2011 and 2010 were based on RISPERDAL CONSTA sales of $403.6 million and $355.7 million, respectively. See Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for information on foreign currency exchange rate risk related to RISPERDAL CONSTA revenues.
Product Sales, net
     Our product sales consist of sales of VIVITROL in the U.S. to wholesalers, specialty distributors and specialty pharmacies. The following table presents the adjustments deducted from VIVITROL product sales, gross to arrive at VIVITROL product sales, net for sales of VIVITROL in the U.S. during the three months ended June 30, 2011 and 2010:

	Three Months Ended		Three Months Ended
	June 30,		June 30,
(In millions)	2011	% of Sales	2010	% of Sales
Product sales, gross	$14.1	100.0%	$7.4	100.0%
Adjustments to product sales, gross:
Medicaid rebates	(1.2)	(8.5)%	(0.5)	(6.7)%
Chargebacks	(1.2)	(8.5)%	(0.4)	(5.4)%
Reserve for inventory in the channel (1)	(0.7)	(5.0)%	0.4	5.4%
Other	(1.3)	(9.2)%	(0.7)	(9.5)%

Total adjustments	(4.4)	(31.2)%	(1.2)	(16.2)%

Product sales, net	$9.7	68.8%	$6.2	83.8%

(1)	Our reserve for inventory in the channel is an estimate that reflects the deferral of the recognition of revenue on shipments of VIVITROL to our customers until the product has left the distribution channel as we do not yet have the history to reasonably estimate returns related to these shipments. We estimate the product shipments out of the distribution channel through data provided by external sources, including information on inventory levels provided by our customers as well as prescription information.
     The increase in product sales, gross for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to a 60% increase in the number of units sold and a 19% increase in price. The increase in Medicaid rebates during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, is primarily due to higher rebates resulting from a price increase in October 2010 and the effect from increased Medicaid rebates and extended Medicaid rebates to managed care organizations. The increase in chargebacks during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, is primarily due to the increase in the price of VIVITROL and increased Public Health Service pricing discounts.
Research and Development Revenue Under Collaborative Arrangements

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2011	2010	(Unfavorable)
Research and development revenue under collaborative arrangements	$3.3	$0.3	$3.0

     The increase in research and development revenue under collaborative arrangements for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was due to the recognition of a $3.0 million milestone payment we earned upon the receipt of regulatory approval for VIVITROL in Russia for the opiate abuse indication in April 2011.
Cost of Goods Manufactured and Sold

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2011	2010	(Unfavorable)
Cost of goods manufactured and sold:
RISPERDAL CONSTA	$13.1	$10.4	$(2.7)
VIVITROL	2.8	1.7	(1.1)
Polymer	0.3	0.6	0.3

Cost of goods manufactured and sold	$16.2	$12.7	$(3.5)

     The increase in cost of goods manufactured for RISPERDAL CONSTA in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to a 41% increase in the number of units shipped to Janssen, partially offset by an 11% decrease in the unit cost. The increase in cost of goods manufactured and sold for VIVITROL in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to a 125% increase in the number of units sold out of the sales channel. The decrease in the cost of goods manufactured for polymer in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was due to no shipments of polymer to Amylin during the three months ended June 30, 2011.

Research and Development Expense

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2011	2010	(Unfavorable)
Research and development	$28.1	$23.0	$(5.1)

     The increase in research and development (“R&D”) expenses in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to a $6.4 million increase in professional services and a $2.0 million increase in employee related expenses, partially offset by a $1.6 million decrease in clinical studies and a $1.4 million decrease in license and collaboration expense. The increase in professional services is primarily due to costs incurred in connection with the development our ALKS 37 program and the increase in employee related expense is primarily due to an increase in headcount and share-based compensation expense as recent equity grants have been awarded with a higher grant-date fair value than older grants. The decrease in clinical study expense is primarily due to a decrease in the number of active subjects involved in clinical studies and the decrease in license and collaboration expense is primarily due to a decrease in activity related to our collaboration agreement with Acceleron.
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
Selling, General and Administrative Expense

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2011	2010	(Unfavorable)
Selling, general and administrative	$31.5	$19.7	$(11.8)

     The increase in SG&A costs for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to an $8.8 million increase in professional services and a $1.6 million increase in employee related expenses. The increase in professional services is primarily due to costs incurred in connection with the proposed merger with EDT and we expect to incur additional professional service fees as we near the completion of the merger. The increase in employee related expenses is primarily due to an increase in headcount and share-based compensation expense as recent equity grants have been awarded with a higher grant-date fair value than older grants.
Other Income (Expense), Net

	Three Months Ended		Change
	June 30,		Favorable/
(In millions)	2011	2010	(Unfavorable)
Interest income	$0.5	$0.8	$(0.3)
Interest expense	—	(1.1)	1.1
Other income (expense), net	0.1	(0.1)	0.2

Total other income (expense), net	$0.6	$(0.4)	$1.0

     The decrease in interest income for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was due to a lower average balance of cash and investments. The decrease in interest expense for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was due to the payment in full of our non-recourse RISPERDAL CONSTA secured 7% notes on July 1, 2010. We did not have any outstanding borrowings during the three months ended June 30, 2011.
Income Tax Benefit
     We recorded an income tax benefit of $0.1 million for the three months ended June 30, 2011 and 2010, primarily related to our recognition of $0.3 million of income tax expense recorded during the three months ended June 30, 2011 and 2010 as a discrete item within other comprehensive loss associated with the increase in the value of certain securities that we carried at fair market value.

Liquidity and Capital Resources
     Our financial condition is summarized as follows:

	June 30,	March 31,
(In millions)	2011	2011
Cash and cash equivalents	$36.0	$38.4
Investments — short-term	211.8	162.9
Investments — long-term	37.6	93.4

Total cash, cash equivalents and investments	$285.4	$294.7

Working capital	$262.9	$204.9
     Our cash flows for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended
	June 30,
(In millions)	2011	2010
Cash and cash equivalents, beginning of period	$38.4	$79.3
Cash (used in) operating activities	(18.3)	(13.0)
Cash provided by investing activities	6.8	29.0
Cash provided by (used in) financing activities	9.0	(5.3)

Cash and cash equivalents, end of period	$35.9	$90.0

     Our primary sources of liquidity are cash provided by past operating activities, payments we have received under R&D arrangements and other arrangements with collaborators and private placements of debt securities. The increase in cash used in operating activities during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, is primarily due to a decrease in the cash provided to us from our customers, partially offset by a decrease in cash payments to our customers and suppliers. The decrease in cash flows provided by investing activities during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, is primarily due to reduced net sales of our investments. The increase in cash flows provided by financing activities during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, is primarily due to an increase in cash provided from the issuance of common stock related to share-based compensation arrangements, partially offset by a reduction in repayments on our 7% Notes. We redeemed the balance of our non-recourse 7% Notes in full on July 1, 2010.
     As previously discussed, we will pay Elan $500 million in cash, subject to certain net cash and working capital adjustments in connection with the Merger Agreement. We have obtained a commitment, subject to customary conditions, from Morgan Stanley and HSBC to provide up to $450 million in term loan financing which, in addition to existing cash and investment balances, will comprise the cash consideration to Elan.
     Our investments at June 30, 2011 consist of the following:

	Amortized	Gross Unrealized		Estimated
(in millions)	Cost	Gains	Losses	Fair Value
Investments — short-term	$211.5	$0.3	$—	$211.8
Investments — long-term available-for-sale	32.1	0.1	(0.4)	31.8
Investments — long-term held-to-maturity	5.8	—	—	5.8

Total	$249.4	$0.4	$(0.4)	$249.4

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
     We classify available-for-sale investments in an unrealized loss position, which do not mature within 12 months, as long-term investments. We have the intent and ability to hold these investments until recovery, which may be at maturity, and it is more likely than not that we would not be required to sell these securities before recovery of their amortized cost. At June 30, 2011, we performed an analysis of our investments with unrealized losses for impairment and determined that they are temporarily impaired.

Borrowings
     We did not have any outstanding borrowings as of June 30, 2011.
Contractual Obligations
     Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2011, as amended, in the “Contractual Obligations” section for a discussion of our contractual obligations. Our contractual obligations as of June 30, 2011 were not materially changed from the date of that report.
Off-Balance Sheet Arrangements
     At June 30, 2011, we were not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources material to investors.
Critical Accounting Estimates
     The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2011, as amended, in the “Critical Accounting Estimates” section for a discussion of our critical accounting estimates.
     On April 1, 2011, we prospectively adopted the accounting guidance related to the milestone method of revenue recognition for research and development arrangements. Refer to New Accounting Pronouncements included in Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements for a discussion of the impact the adoption of this standard had on us.
New Accounting Standards
     Refer to New Accounting Pronouncements included in Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements for a discussion of new accounting standards.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2011, as amended. We regularly review our marketable securities holdings and shift our investment holdings to those that best meet our investment objectives, which are, first, to preserve liquidity and conserve capital and, second, to generate investment income. Apart from such adjustments to our investment portfolio, there have been no material changes to our market risks in the first three months of fiscal year 2012, and we do not anticipate any near-term changes in the nature of our market risk exposures or in our management’s objectives and strategies with respect to managing such exposures.
     We are exposed to foreign currency exchange risk related to manufacturing and royalty revenues that we receive on RISPERDAL CONSTA as summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2011, as amended. There has been no material change in our assessment of our sensitivity to foreign currency exchange rate risk during the first three months of fiscal year 2012.

Item 4. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) at June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K, as amended, for fiscal year ended March 31, 2011, except for the addition of the following risk factor:
     Our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the volatility in the United States credit markets.
     As of June 30, 2011, a significant amount of our investments were invested in U.S. government treasury and agency securities. Our investment objectives are, first, to preserve liquidity and conserve capital and, second, to generate investment income. Should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. In addition, general credit, liquidity, market and interest risks associated with our investment portfolio may have an adverse effect on our financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 21, 2007, our board of directors authorized a program to repurchase up to $175.0 million of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. On June 16, 2008, the board of directors authorized the expansion of this program to $215.0 million. We did not purchase any shares under this program during the quarter ended June 30, 2011. As of June 30, 2011, we have purchased a total of 8,866,342 shares under this program at a cost of $114.0 million.
     During the three months ended June 30, 2011, we acquired, by means of net share settlements, 157,096 shares of Alkermes common stock at an average price of $18.06 per share related to the vesting of employee stock awards to satisfy employee withholding tax obligations.
Item 5. Other Information
     The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. During the quarter ended June 30, 2011, Mr. Floyd E. Bloom and Mr. Paul J. Mitchell, each a director of the Company, and Mr. Gordon G. Pugh, an executive officer of the Company, entered into trading plans in accordance with Rule 10b5-1, and the Company’s policy governing transactions in its securities by its directors, officers and employees. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.
Item 6. Exhibits
     (a) List of Exhibits:

Exhibit
No.
2.1	Business Combination Agreement and Plan of Merger, dated as of May 9, 2011, by and among Elan Corporation, plc, Antler Science Two Limited, Elan Science Four Limited, EDT Pharma Holdings Limited, EDT US Holdco, Inc., Antler Acquisition Corp., and Alkermes, Inc. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 9, 2011.)

2.2	Form of Shareholder’s Agreement by and among Alkermes, plc, Elan Corporation, plc, and Elan Science Three Limited. (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on May 9, 2011.)

10.1	Amended and Restated Alkermes Fiscal 2012 Reporting Officer Performance Pay Plan. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2011.)+

31.1	Rule 13a-14(a)/15d-14(a) Certification (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Alkermes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements (furnished herewith).

+	Indicates a management contract or any compensatory plan, contract or arrangement.

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
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: August 1, 2011

EXHIBIT INDEX

Exhibit
No.
2.1	Business Combination Agreement and Plan of Merger, dated as of May 9, 2011, by and among Elan Corporation, plc, Antler Science Two Limited, Elan Science Four Limited, EDT Pharma Holdings Limited, EDT US Holdco, Inc., Antler Acquisition Corp., and Alkermes, Inc. (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 9, 2011.)

2.2	Form of Shareholder’s Agreement by and among Alkermes, plc, Elan Corporation, plc, and Elan Science Three Limited. (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on May 9, 2011.)

10.1	Amended and Restated Alkermes Fiscal 2012 Reporting Officer Performance Pay Plan. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 19, 2011.)+

31.1	Rule 13a-14(a)/15d-14(a) Certification (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Alkermes, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements (furnished herewith).

+	Indicates a management contract or any compensatory plan, contract or arrangement.